Form 10-Q
period 2006-09-30
VS HOLDINGS, INC.
filed 2006-11-14
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to                      .

Commission file number: 333-134983-02

VS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3664322
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2101 91st Street

North Bergen, New Jersey 07047

(Addresses of Principal Executive Offices, including Zip Code)

(800) 223-1216

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of November 14, 2006, VS Holdings, Inc. had no shares of preferred stock Series A shares outstanding and 100 shares of common stock outstanding.

VS Parent, Inc. owns 100% of the registrant’s equity.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). VS Holdings, Inc. (“Holdings”), Vitamin Shoppe Industries Inc. (“VSI”) and VS Direct Inc. (“Direct,” and, together with Holdings and VSI, the “Company,” “we,” “us” or “our”) caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, results from acquisitions, revenue, working capital, liquidity, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements.” You can identify these statements by forward-looking words such as “expect,” “intend,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2.–Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The “forward looking statements” contained in this report are made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Other Information.” Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the vitamin, mineral and supplement (“VMS”) industry, continued demand from the primary markets the Company serves, the availability of raw materials, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. See “Risk Factors” in the Company’s Registration Statement on Form S-4, as amended, filed on June 13, 2006 with the Securities and Exchange Commission, for further discussion.

The Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,949	$4,784
Inventories	82,456	74,132
Prepaid expenses and other current assets	10,159	11,603
Deferred income taxes	2,327	3,202

Total current assets	98,891	93,721
Property and equipment, net	58,957	62,620
Goodwill	175,896	175,896
Other intangibles, net	68,186	68,100
Other assets:
Deferred financing fees, net of accumulated amortization of $917 and $122, in 2006 and 2005, respectively	6,521	6,605
Other	284	165
Security deposits	1,581	1,494

Total other assets	8,386	8,264

Total assets	$410,316	$408,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$8,000	$12,127
Accounts payable	27,898	27,816
Deferred sales	9,544	11,046
Accrued salaries and related expenses	3,981	2,946
Accrued interest	2,725	2,980
Other accrued expenses	8,077	8,538

Total current liabilities	60,225	65,453
Long-term debt	165,000	165,000
Deferred income taxes	19,354	18,596
Deferred rent	13,838	11,697
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.01 par value; no shares issued and outstanding at September 30, 2006; 500,000 shares authorized and 79,860 Series A Shares issued and outstanding at December 31, 2005 (aggregate liquidation preference $101,980)	—	1
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2006; and 11,000,000 shares authorized, 7,617,000 shares issued and outstanding at December 31, 2005	—	76
Additional paid-in capital	155,454	151,040
Warrants	—	5,666
Note receivable due from officer	—	(1,500)
Accumulated other comprehensive income	398	—
Accumulated deficit	(3,953)	(7,428)

Total stockholders’ equity	151,899	147,855

Total liabilities and stockholders’ equity	$410,316	$408,601

See accompanying notes to condensed consolidated financial statements (unaudited).

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Net sales	$119,684	$104,490	$365,398	$319,675
Cost of goods sold	81,934	71,730	245,493	213,098

Gross profit	37,750	32,760	119,905	106,577
Selling, general and administrative expenses	31,430	31,094	97,537	93,986
Related party expenses (see Note 10)	329	271	1,022	806

Income from operations	5,991	1,395	21,346	11,785
Other	—	—	(366)	—
Interest income	(46)	(40)	(267)	(118)
Interest expense	5,579	4,833	16,669	14,010

Income (loss) before provision (benefit) for income taxes	458	(3,398)	5,310	(2,107)
Provision (benefit) for income taxes	216	(1,344)	1,835	(884)

Income (loss) before cumulative effect of accounting change	242	(2,054)	3,475	(1,223)
Cumulative effect of accounting change, net of tax provision of $1.6 million for the nine months ended September 24, 2005	—	—	—	2,280

Net income (loss)	$242	$(2,054)	$3,475	$1,057

See accompanying notes to condensed consolidated financial statements (unaudited).

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 24, 2005
Cash flows from operating activities:
Net income	$3,475	$1,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,949	16,815
Cumulative effect of accounting change, net of tax (see Note 3)	—	(2,280)
Deferred income taxes	1,466	618
Deferred rent	1,445	2,584
Equity compensation expense	335	—
Changes in operating assets and liabilities:
Inventories	(8,324)	(9,441)
Prepaid expenses and other current assets	2,471	(1,345)
Other non-current assets	(206)	(6)
Accounts payable	(241)	2,347
Accrued expenses and other current liabilities	(1,113)	1,418

Net cash provided by operating activities	10,257	11,767

Cash flows from investing activities:
Capital expenditures	(6,254)	(13,774)

Net cash used in investing activities	(6,254)	(13,774)

Cash flows from financing activities:
Repayments of revolving credit agreement	(4,127)	—
Borrowings under revolving credit agreement	—	6,000
Repayment of long-term debt	—	(2,054)
Deferred financing fees	(711)	—

Net cash (used in) provided by financing activities	(4,838)	3,946

Net (decrease) increase in cash and cash equivalents	(835)	1,939
Cash and cash equivalents beginning of period	4,784	2,885

Cash and cash equivalents end of period	$3,949	$4,824

Supplemental disclosures of cash flow information:
Interest paid	$15,679	$9,122
Income taxes paid	$388	$1,077
Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$323	$1,346
Supplemental disclosures of non-cash financing activities:
Dividend to VS Parent, Inc. (See Note 2)	$1,664	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Preferred Stock Series A		Common Stock		Note Receivable Due from Officer	Additional Paid-In Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amounts	Shares	Amounts
Balance at December 31, 2005	79,860	$1	7,617,000	$76	$(1,500)	$151,040	$5,666	$(7,428)	$—	$147,855

Net income	—	—	—	—	—	—	—	3,475	—	3,475
Interest Rate Swap, net of taxes of $ 200	—	—	—	—	—	—	—	—	398	398

Total Comprehensive Income										3,873
Stock Option Compensation	—	—	—	—	—	335	—	—	—	335
Recapitalization	(79,860)	(1)	(7,616,900)	(76)	1,500	4,079	(5,666)	—	—	(164)

Balance at September 30, 2006	—	$—	100	$—	$—	$155,454	$—	$(3,953)	$398	$151,899

See accompanying notes to condensed consolidated financial statements (unaudited).

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

VS Holdings (“Holdings”), a Delaware corporation, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “VSI”), a New York corporation, and VSI’s wholly-owned subsidiary, VS Direct Inc. (“Direct,” and, together with Holdings and VSI, the “Company”), is a leading specialty retailer and direct marketer of nutritional products. The Company sells both national brands and “The Vitamin Shoppe” and “BodyTech” brands of vitamins, minerals, nutritional supplements, herbs, sports nutrition formulas, homeopathic remedies and other health and beauty aids through Company-owned retail stores, mail order catalogs and the Internet to customers located primarily in the United States. The Company operates from its headquarters in North Bergen, New Jersey.

The condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and September 24, 2005 include the accounts of Holdings, VSI and VSI’s wholly owned subsidiary Direct. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and September 24, 2005 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-or 53-week period, as applicable, ending the last Saturday in December. Fiscal 2006 is a 52-week period ending December 30, 2006 and Fiscal 2005 was a 53-week period ended December 31, 2005. However, the results for the nine months ended September 30, 2006, and September 24, 2005, are each based on a 39-week period.

2.	Reorganization and Recapitalization

On June 12, 2006, VS Parent, Inc. (“Parent”), a Delaware corporation, then a newly created wholly-owned subsidiary of Holdings’ entered into a reverse merger with Holdings by which Parent merged with and into Holdings, with Holdings being the surviving corporation. By operation of the merger, Holdings became a direct wholly-owned subsidiary of Parent. In connection therewith, each share (or fractional share) of Series A Preferred Stock of Holdings was converted into a right to receive a share (or fractional share) of Series A preferred stock, par value $0.01 per share of Parent, and each share (or fractional share) of common stock of Holdings was converted into a share (or fractional share) of common stock, par value $0.01 per share of Parent, and all equity grants (1,533,519 stock options and 567,163 warrants) of Holdings were converted on a one-to-one basis into grants permitting the right to receive a share of Parent’s common stock upon exercise. Subsequent to the reverse merger, Holdings was authorized to issue 1,000 shares of Common Stock, whereby 100 shares were issued to Parent. In addition, a dividend of $1.7 million, recorded within additional paid-in-capital, was made from Holdings to Parent for a note receivable of $1.5 million, which was accounted for as a separate component of stockholders’ equity, and related accrued interest receivable of $0.2 million.

3.	Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal 2005 Change in Accounting Principle—Effective December 26, 2004 (the beginning of Fiscal 2005), the Company implemented a change in accounting for costs included in inventory. The change relates to capitalizing freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and distribution facility, including payroll. These costs were previously expensed as incurred in cost of goods sold and are now treated as inventory product costs which are expensed as inventory is sold. Freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and distribution facility are includable in inventory because they directly relate to the acquisition of goods for resale by the Company. The Company has determined that it is preferable to capitalize such costs into inventory because it better represents the costs incurred to prepare inventory for sale to the end user, shows better comparability with other retailers and will improve the management and planning of inventory. As a result, the Company recorded a cumulative effect of accounting change of $2.3 million (net of tax provision of $1.6 million) upon adoption.

Financial Instruments Policy—The Company uses interest rate swaps and collars as cash flow hedges to manage our exposure to fluctuating interest rate risk on our debt. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, published by the Financial Accounting Standards Board (“FASB”), derivative instruments are reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are effected by the underlying hedge item, and the ineffective portion of all hedges must be recognized in earnings in the current period.

On the date a derivative contract is entered into, SFAS No. 133 requires that a qualifying derivative is required to be designated as (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), or (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to the asset or liability (cash flow hedge). At the inception of the hedging relationship, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the balance sheet at fair value in other assets and other liabilities. Both at inception of the hedge and quarterly thereafter, the Company performs an assessment to determine whether the derivatives that are used in hedging transactions are expected to be highly effective in offsetting changes in the cash flows of the hedged item.

The effective portion of the changes in fair value of the Company’s interest rate swaps and collars, which are designated as cash flow hedges, is recorded in accumulated other comprehensive income, net of tax. The ineffective portion of the change in fair value is recorded as a component of interest expense. Changes in fair value are estimated by management quarterly, based on dealer quotes.

The Company paid a premium to enter into an interest rate collar during 2003 which served to create a floor of 1.25% and a cap of 4.00% on the base rate of interest that was paid on one-half of the value of the Company’s then existing term loan entered into in November 2002. The contract was recorded as a cash flow hedge whereby the interest rate collar is marked to market at the balance sheet date with a corresponding adjustment to other comprehensive income. This interest rate collar was terminated during the fourth quarter of Fiscal 2005 with the repayment of the related debt resulting in a gain of $215,000.

The Company entered into an interest rate swap during December 2005 on a portion of its $165 million Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”) offering for $165 million, which did not qualify for hedge accounting under SFAS No. 133. As a result, the fair market value of the interest rate swap was marked to market at the balance sheet date with a corresponding adjustment to other expense. The interest rate swap has a maturity date of November 2010. As of September 30, 2006, the interest rate swap qualified for hedge accounting. The fair market value of $0.5 million as of September 30, 2006 is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets. Of the appreciation in market value of $0.9 million in Fiscal 2006, $0.4 million is recorded in other comprehensive income, $0.2 million is recorded in the deferred tax liability and the remaining appreciation in market value of $0.4 million, which represents the appreciation of market value from December 31, 2005 to February 9, 2006, which was the period through which the Company did not qualify for hedge accounting, is recorded in other expense.

Advertising Costs—Costs associated with the production and distribution of the Company’s monthly and quarterly catalogues are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time advertising takes place. Advertising expense was $2.6 million and $3.3 million for the three months ended September 30, 2006 and September 24, 2005, respectively, and $10.8 million and $10.4 million for the nine months ended September 30, 2006 and September 24, 2005, respectively.

Recent Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (“FASB”) published SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), an amendment of FASB Statements No. 123 and No. 148. Under SFAS No. 123(R), all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the statement of operations. SFAS No. 123(R) was effective beginning in the first quarter of Fiscal 2006. As of January 1, 2006, we have adopted SFAS 123(R) and currently account for stock options under it. The Company previously accounted for stock options under Accounting Principles Bulletin (“APB”) No. 25 using the intrinsic value method in accounting for our stock option grants. SFAS No. 123(R) permits companies to adopt its requirements using various methods. We have adopted the prospective method for all stock option grants issued prior to December 31, 2005. Under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes apply SFAS No. 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. We continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards as allowed by the prospective method under SFAS 123(R). As such, no stock-based compensation costs were reflected in net (loss) income for those stock option grants issued prior to the adoption of SFAS 123(R), as the Company was not required to do so under the previous guidance nor under the new guidance, however, the pro forma impact of expensing those options granted prior to the adoption of SFAS 123(R) is disclosed in Note 7 in the notes to consolidated financial statements in the Stock Based Compensation chart.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation clarifies the evaluation methods and accounting treatment for certain tax positions to be taken or expected to be taken in the future. It will require that the Company determine certain tax positions to be sustainable under an examination, and the measurement of the impact for positions deemed to be non-sustainable. This interpretation is applicable for fiscal years beginning after December 15, 2006, and permits early application provided the entity has not yet issued financial statements for any interim period in the period of adoption. Management is currently in the process of evaluating the impact, if any, this Interpretation will have on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect the adoption to have a material impact on the Company's financial condition, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for annual financial statements for the first fiscal year ending after November 15, 2006. As of September 30, 2006, the Company is evaluating the effect, if any, SAB No. 108 may have on its financial statements.

4.	Goodwill and Intangible Assets

On October 8, 2002, a definitive merger agreement was entered into whereby Vitamin Shoppe Industries Inc. agreed to be sold to Holdings, a newly formed holding company (the “Acquisition”). The Acquisition was accounted for as a purchase under the provisions of SFAS No. 141, Business Combinations. Acquired intangibles and goodwill are accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. As a result of the Acquisition in 2002, the Company acquired $88.0 million of intangible assets and $175.9 million of goodwill.

The following table discloses the carrying value of all intangible assets (in thousands):

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Customer list	$19,900	$19,900	$—	$19,900	$19,900	$—
Tradenames	68,186	—	68,186	68,100	—	68,100

	$88,086	$19,900	$68,186	$88,000	$19,900	$68,100

There was no intangible amortization expense for the three and nine months ended September 30, 2006 and there was $1.7 million and $5.0 million for the three and nine months ended September 24, 2005, respectively. The amortization period for the customer list was three years, and was fully amortized at December 31, 2005. Tradenames were not amortized, as they were determined to be intangible assets with indefinite lives, but will be tested for impairment in the last quarter of 2006, along with the Company’s goodwill.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Furniture, fixtures and equipment	$62,986	$58,483
Leasehold improvements	55,065	53,490
Website development costs	9,618	9,618
Transportation equipment	21	8
Construction in progress	2,043	1,642

	129,733	123,241
Less: accumulated depreciation and amortization	(70,776)	(60,621)

	$58,957	$62,620

Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2006 was $3.5 million and $10.2 million, respectively and for the three and nine months ended September 24, 2005 was $3.1 million and $9.8 million, respectively.

6.	Credit Arrangements

Debt consists of the following (in thousands):

	September 30, 2006	December 31, 2005
New Credit Facility (Revolving)	$8,000	$12,127

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$165,000	$165,000

2005 Second Priority Senior Secured Floating Rate Notes

On November 7, 2005, VSI completed its Notes offering for $165 million. The initial purchasers received delivery of the Notes on November 15, 2005.

Interest on the Notes is set at a per annum rate equal to a three month LIBOR plus 7.5%, which is reset quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2006. The combined weighted average interest rate from January 1, 2006 through September 30, 2006 was 12.42%. The Notes will mature on November 15, 2012. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the applicable interest rate on the Notes. If VSI cannot make payments on the Notes when they are due, Holdings and VSI’s only subsidiary, Direct (collectively, the “Guarantors”), have guaranteed the Notes and must make payments instead. The Notes and the guarantees are secured by a second priority security interest in substantially all of VSI’s and the Guarantors’ assets that secure VSI’s new first priority senior secured credit facility. The Notes and the guarantees are VSI’s, and the Guarantors’, second priority senior secured obligations, and rank equally in right of payment with all of VSI’s and the Guarantors’ existing and future senior indebtedness and senior to all of VSI’s and the Guarantors’ existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of VSI’s and the Guarantors’ first priority senior secured indebtedness, including VSI’s new first priority senior secured credit facility, to the extent of the collateral securing such indebtedness. If VSI sells certain assets, issues equity or experiences specific kinds of changes in control, VSI must offer to repurchase the Notes. VSI may, at its option, redeem some or all of the Notes at any time on or after November 15, 2007. Prior to November 15, 2007, VSI may, at its option, redeem up to 35% of the Notes with the proceeds of certain sales of its equity or of Holdings. VSI used the proceeds from the sale of the Notes to repay all of its and Holdings’ existing indebtedness and to pay related fees and expenses.

New Credit Facility

On November 15, 2005, VSI entered into a new $50.0 million senior secured revolving credit facility (the “New Credit Facility”), and VSI has the option to increase or decrease the New Credit Facility size by $25.0 million, subject to certain conditions. The availability under the New Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and the inventory of VSI and its only subsidiary, Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The New Credit Facility provides for affirmative and negative covenants affecting Holdings, VSI and Direct. The New Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay cash dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change its line of business, and restricts the types of hedging activities the Company can enter into. The New Credit Facility has a maturity date of November 15, 2010. The unused available line of credit at September 30, 2006 was $34.1 million and the amount of borrowings outstanding at September 30, 2006 was $8.0 million. The largest amount borrowed at any given point during 2006 was $12.1 million. The New Credit Facility includes a $10 million sub-facility for the issuance of letters of credit, of which there were $0.3 million issued and outstanding as of September 30, 2006.

The borrowings under the revolving credit facility accrue interest, at the Company’s option at the rate per annum announced from time to time by the agent as its “prime rate”, or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from January 1, 2006 through September 30, 2006 was 6.45%.

Expenses related to repayment of previous debt

In the fourth quarter of Fiscal 2005, the Company recognized previously deferred financing costs of $11.1 million related to the repayment of the previous debt upon our issuance of the Notes, which consists of $7.7 million of original issue discount related to the allocation of value to the warrants and Holdings Preferred Stock and $3.4 million of deferred financing costs from the previous debt. This expense was recorded in Other in our condensed consolidated statement of operations during the fourth quarter of Fiscal 2005.

Interest expense for the three and nine months ended September 30, 2006 and September 24, 2005 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Interest on Term Loan B	$—	$1,611	$—	$4,429
Interest on the Notes	5,103	—	15,269	—
Interest on Holdco and Opco notes	—	2,404	—	7,102
Amortization of debt discount	—	390	—	1,166
Amortization of deferred financing fees	278	313	795	908
Other	198	115	605	405

	$5,579	$4,833	$16,669	$14,010

7.	Stock-Based Compensation

Stock Option Plan—In connection with the Acquisition, the Company adopted the VS Holdings, Inc. 2002 Stock Option Plan (the “2002 Plan”) for certain directors, officers, consultants and employees of the Company. The Company authorized the issuance of up to 2,046,041 shares of common stock. As of June 12, 2006, the 2002 plan was assigned to VS Parent, Inc., and each equity grant was converted into a right to receive a share of common stock of VS Parent, Inc. upon exercise. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant. Generally, options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The exercise period for all stock options generally may not exceed ten years from the date of grant. The following table summarizes the Company’s stock option program as of September 30, 2006 and changes during the nine month period then ended:

	Total Outstanding
	Number of Options	Weighted Average Exercise Price
December 31, 2005	1,682,106	$17.68
Granted	491,852	$18.25
Canceled/forfeited	(653,039)	$17.70

September 30, 2006	1,520,919	$17.86

The following table summarizes information about options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$10.00 to $ 20.00	1,013,947	7.62	$13.04	427,216	$12.59
$20.01 to $ 30.00	506,972	7.62	$27.50	213,584	$27.50

	1,520,919	7.62	$17.86	640,800	$17.56

Prior to Fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense needed to be recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, the Company did not recognize any compensation cost in the consolidated statements of operations prior to Fiscal 2006 for stock options granted to employees.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) (“SFAS 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The Company adopted the prospective method of applying SFAS 123(R). Under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro-forma disclosure purposes will apply SFAS 123(R) prospectively to new awards and awards modified, repurchased or cancelled after the required effective date. We continue to account for any portion of award outstanding at the date of initial application using the accounting principles originally applied to those awards which were the provisions of APB 25 and its related interpretive guidance. Compensation expense attributable to stock-based compensation for the three and nine months ended September 30, 2006 was approximately $0.2 million and $0.3 million, respectively. As of September 30, 2006, the remaining unrecognized stock-based compensation expense for non-vested stock options issued after the effective date of SFAS 123(R) to be expensed in future periods is $2.4 million, and the related weighted-average period over which it is expected to be recognized is 3.75 years. There were 640,800 and 880,119 vested and non-vested options, respectively, at September 30, 2006. There were 672,957 non-vested options at December

31, 2005. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from those estimates. For periods prior to December 31, 2005, we accounted for forfeitures as they occurred in the Company’s pro forma information required by SFAS 123. The Company estimates forfeitures based on its historical forfeiture rate since the plan inception in Fiscal 2002. The estimated future forfeitures as of September 30, 2006 is approximately $43,000.

Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method now prescribed. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represented the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.). The following table illustrates the effect on net income (loss) as if the fair value method had been applied to all outstanding awards for the three and nine months ended September 30, 2006 and September 24, 2005 that were granted prior to December 31, 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Net income (loss) as reported	$242	$(2,054)	$3,475	$1,057
Deduct: Total equity based compensation determined under fair value based method of SFAS No. 123, net of tax	(29)	(28)	(86)	(82)

Pro forma net income (loss)	$213	$(2,082)	$3,389	$975

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2006 were $6.17 and $5.82 respectively and for the three and nine months ended September 24, 2005 were $1.18 and $1.18, respectively. There were no stock options exercised during the first nine months of Fiscal 2006 or 2005. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	September 30, 2006	September 24, 2005
Expected dividend yield	0.0%	0.0%
Expected volatility	56.1%	0.0%
Risk-free interest rate	4.87%	4.54%
Expected holding period	6.25 years	5 years

The expected volatility for the nine months ended September 30, 2006 is based on the volatility levels over the past 6.25 years from the average volatility of similar actively traded companies. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips. The expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years.

8.	Legal Proceedings

Dwight Thompson v. The Vitamin Shoppe. On February 25, 2005, a former store manager filed suit in the Superior Court of the State of California for the County of Orange, alleging miscellaneous wage and hour violations under California law, including, but not limited to, violations related to the misclassification of store managers as exempt employees under California law and violations with respect to providing meal and rest periods for store managers and assistant store managers. The Company opened its first store in California in December 2002, and the Company reclassified its California store managers as non-exempt employees in January 2004. Plaintiff seeks to bring this action on behalf of himself and other “similarly situated” current and former California store managers and assistant store managers. In addition to the allegations made on behalf of the class, the plaintiff has also alleged violations of various provisions of the California Labor Code that would entitle plaintiff to collect fees under the California “bounty hunter” statute. The parties engaged in some preliminary pre-trial discovery, and the matter is currently stayed pending court approval of the settlement in the Perry case described below.

David Beauford, Jonathan Opris and Leonard Tyler, Jr. v. Vitamin Shoppe Industries Inc. On July 13, 2005 plaintiff Beauford, a former store manager and plaintiff Opris, a former assistant store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations, and violations with respect to meal and rest periods under California law on behalf of store managers and assistant store managers. Plaintiff Tyler, a former store manager and assistant store manager was later added to the case as a named plaintiff. Many of plaintiffs’ allegations are similar to the violations alleged in the Thompson and Perry matters described above, including alleged violations of various provisions of the California Labor Code that would entitle plaintiffs to collect fees under the California “bounty hunter” statute. Discovery in this case is currently stayed pending court approval of the settlement in the Perry case described below.

Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. On August 17, 2005, plaintiff Perry, a former assistant store manager, and plaintiff Vitrano, a current store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations under California law, including, but not limited to, violations related to misclassification of store managers and violations with respect to providing meal and rest periods for store managers and assistant store managers. Plaintiffs’ allegations are similar to the violations alleged in the Thompson and Beauford matters described above. Similarly, as in the Thompson and Beauford matters, plaintiff seeks to bring this action on behalf of themselves and other “similarly situated” current and former California store managers and assistant store managers. On December 20, 2005, the parties engaged in mediation that was facilitated by an experienced third party employment litigation mediator. After a full day session, the parties entered into a Memorandum of Understanding, which was followed by execution of a formal Settlement Agreement. There was $0.4 million of costs associated with the proposed settlement that was accrued in the last quarter of 2005. The settlement has received preliminary approval of the Marin County Superior Court, subject to notice to class members and final approval at a later hearing. Approval of the settlement is being opposed by the plaintiffs’ counsel in the other two actions.

The three matters summarized above, though separately filed, seek in primary part the same relief on behalf of the same class of employees. There was also a petition pending to consolidate the three actions which has been denied by the court. If the settlement in the Perry matter is granted final approval by the Court, such settlement will for the most part eliminate the claims in the other two, subject to the rights of individual claimants to elect to not become participants in the class settlement and pursue separate individual claims. As noted above, plaintiff’s counsel in the other two cases have been aggressive in opposing the Perry settlement. On July 7, 2006, such plaintiffs’ counsel filed a new lawsuit against the Company in Orange County, California on behalf of the same plaintiff whom they represent in the Perry case, as well as eight other individuals. The complaint seeks the same relief as is sought in Perry and the other two cases, but appears to do so on behalf of only those nine plaintiffs, as opposed to the larger class. The $0.4 million that was accrued and recorded as an expense in the Fiscal 2005 consolidated financial statements was deposited in escrow in April of 2006 where it remains. The amount currently reported is the Company’s best estimate based on the information available at the time of this filing, however, circumstances in the future may alter the outcome of the proposed settlement.

Red Yeast Rice Litigation. By letter dated November 28, 2005, an individual named Lawrence Switzer alleged that certain products sold by our Company containing an ingredient known as red yeast rice violate the California Consumers Legal Remedies Act (“CLRA”) and other California consumer protection laws. Mr. Switzer filed suit in Los Angeles Superior Court on May 19, 2006 against our Company and 15 other manufacturers or retailers of similar products. The Company was served with this complaint on June 22, 2006. The case has been transferred to the Complex Case Division and stayed pending a status conference scheduled for December 2006. The principal basis of the claim is that the products contain the chemical lovastatin, which is also the active ingredient in pharmaceutical products, the presence of which Mr. Switzer alleges causes the products to be drugs as opposed to dietary supplements under federal and, derivatively, California law. In addition to alleging violations of the CLRA and other state consumer protection laws, Mr. Switzer also alleges that the products are labeled and marketed in violation of the federal Food, Drug & Cosmetic Act. The case is not brought as a class action; instead, Mr. Switzer claims to be a representative of the public suing for injunctive relief that will benefit the public. He seeks restitution on behalf of all purchasers of the products as well as compensatory damages, punitive damages, and attorneys fees and costs of litigation. There is no claim of personal injury, although Mr. Switzer alleges he was injured by one unidentified product and lost money or property in purchasing each product. As a precaution, in early 2006 we temporarily ceased selling private label products containing red yeast rice, until we reformulated and reintroduced the product in June 2006. We continue to sell third party products containing red yeast rice. As of September 30, 2006, the Company has not accrued any liabilities related to this litigation due to the uncertainty of the future outcome.

The Company is party to various lawsuits arising from time to time in the normal course of business. The Company is not currently a party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition or results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on financial condition or liquidity of the Company.

9.	Costs Associated with Severance

In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company has recorded costs related to termination benefits for certain employees during Fiscal 2005 and the nine months ended September 30, 2006. During Fiscal 2005 and the nine months ended September 30, 2006, three and eight corporate employee positions, respectively, were eliminated throughout the Company due to a staff restructuring. Based on these and prior year eliminations, the Company incurred severance obligations which were partially payable in Fiscal 2005, Fiscal 2006 and the remaining balance to be paid throughout Fiscal 2007. The total amount recorded to general and administrative expense was approximately $0.1 million in Fiscal 2005 and $0.8 million during the nine months ended September 30, 2006. Below is a reconciliation of the activity for the nine months ended September 30, 2006 (in thousands):

Balance at December 31, 2005	$461
Accrual made during nine months ended September 30, 2006	816
Payments made during nine months ended September 30, 2006	(1,088)

Balance at September 30, 2006	$189

10.	Related Party Transactions

In connection with the Acquisition, the Company entered into a management agreement with Bear Stearns Merchant Manager II, LLC. This agreement provides for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. Amounts paid during the nine months ended September 30, 2006 and September 24, 2005 were approximately $0.9 million and $0.8 million, respectively.

In May 2004, the Company recorded a charge of $1.3 million related to the former Chief Executive Officer’s separation from the Company. This amount represents payment to be made over a twenty-four month period from date of separation pursuant to a pre-existing employment contract. During the nine months ended September 30, 2006, the Company paid the remaining balance and no longer has a liability to the former Chief Executive Officer.

The Company is one of several portfolio companies of Bear Stearns Merchant Banking Partners II, L.P. and its affiliated entities (collectively, “BSMB”). In 2004, BSMB initiated a process to identify areas where cost savings may be achieved by the companies it owns by coordinating the purchasing activities of such companies to take advantage of volume discounts that would otherwise not be available to the Company if it were acting on its own. In connection with this undertaking, BSMB entered into consulting arrangements with individuals and consulting firms. The consulting fees will be charged to the companies owned by BSMB based on their pro rata share of the overall cost savings achieved. Based on information received from BSMB, the Company’s share of the consulting fees was approximately $700,000 and accordingly the Company has recorded this as an expense and a corresponding liability at the end of Fiscal 2005. The Company has paid $487,000 of this liability during the nine months ended September 30, 2006.

In November 2005, the Company entered into a consulting agreement with Renaissance Brands LTD. (“Renaissance”), an advisory and consulting company serving a number of private equity and venture capital firms. Douglas B. Fox, a member of the Company’s board of directors, is the Chief Executive Officer and sole shareholder of Renaissance. Renaissance provides marketing, advertising and messaging advice to the Company and is paid $2,500 per day, for not more than three days per month, for such services. Amounts paid during the nine months ended September 30, 2006 were approximately $84,000 for fees and expenses.

In connection with the recapitalization on June 12, 2006, a $1.5 million note receivable from the Company’s CEO, along with a related accrued interest receivable of approximately $0.2 million, was assigned to Parent where it is currently being held.

11.	Segment Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The below table represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through retail stores throughout the United States. The direct segment generates revenue through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through the Company’s catalog and its Web site. A catalog is mailed each month to approximately 140,000 catalog customers contained in the Company’s Frequent Buyer Program database, and the Company’s website at www.vitaminshoppe.com offers its customers online access to a full assortment of over 20,000 SKUs. Corporate costs represent the Company’s administrative expenses which include, but are not limited to: human resources, legal, finance, IT, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are the same as those described in Note 3- Summary of Significant Accounting Policies. The Company has allocated $130.9 million and $45.0 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Sales:
Retail	$101,415	$87,693	$305,410	$265,244
Direct	18,269	16,797	59,988	54,431

Net sales	119,684	104,490	365,398	319,675
Income from operations:
Retail	13,295	9,626	44,727	34,657
Direct	3,159	3,237	10,419	12,255
Corporate costs	(10,463)	(11,468)	(33,800)	(35,127)

Income from operations	5,991	1,395	21,346	11,785
Other	—	—	(366)	—
Interest income	(46)	(40)	(267)	(118)
Interest expense	5,579	4,833	16,669	14,010

Income (loss) before provision (benefit) for income taxes	458	(3,398)	5,310	(2,107)
Provision (benefit) for income taxes	216	(1,344)	1,835	(884)

Income (loss) before cumulative effect of accounting change	242	(2,054)	3,475	(1,223)
Cumulative effect of accounting change, net of tax provision	—	—	—	2,280

Net income (loss)	$242	$(2,054)	$3,475	$1,057

12.	Supplemental Guarantor Information

The payment obligations of VSI under the Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by: Holdings (VSI’s parent), Direct (VSI’s sole subsidiary), all of VSI’s future restricted domestic subsidiaries, and Parent. The Notes and the guarantees are VSI’s, Holdings’ and Direct’s second priority senior secured obligations. They rank equally with all of VSI’s, Holding’s and Direct’s existing and future senior indebtedness and rank senior to all of VSI’s, Holdings’ and Direct’s existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinate to all of VSI’s, Holdings’ and Direct’s existing first priority senior secured indebtedness, to the extent of the collateral securing such indebtedness, including indebtedness under the new credit facility.

The indenture governing the Notes restricts the ability of VSI and Direct to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets.

The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations, and statements of cash flows for Holdings, VSI and VSD:

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF SEPTEMBER 30, 2006

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries, Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$895	$3,054	$—	$3,949
Inventories	—	13,560	68,896	—	82,456
Prepaid expenses and other current assets	137	44	9,978	—	10,159
Intercompany receivable	—	115,646	122,475	(238,121)	—
Deferred income taxes	—	586	1,741	—	2,327

Total current assets	137	130,731	206,144	(238,121)	98,891
Property and equipment, net	—	11,958	46,999	—	58,957
Goodwill	—	—	175,896	—	175,896
Other intangibles, net	—	—	68,186	—	68,186
Other assets:
Deferred financing fees, net of accumulated amortization of $917	—	—	6,521	—	6,521
Other	—	—	284	—	284
Security deposits	—	20	1,561	—	1,581
Deferred income tax asset	373	639	—	(1,012)	—

Total other assets	373	659	8,366	(1,012)	8,386
Investment in Subsidiary	169,138	—	20,165	(189,303)	—

Total assets	$169,648	$143,348	$525,756	$(428,436)	$410,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—	$8,000	$—	$8,000
Intercompany payable	17,720	104,778	115,623	(238,121)	—
Accounts payable	—	10	27,888	—	27,898
Deferred sales	—	1,255	8,289	—	9,544
Accrued salaries and related expenses	—	467	3,514	—	3,981
Accrued interest	—	—	2,725	—	2,725
Other accrued expenses	29	4,358	3,690	—	8,077

Total current liabilities	17,749	110,868	169,729	(238,121)	60,225
Long-term debt	—	—	165,000	—	165,000
Deferred income taxes	—	—	20,366	(1,012)	19,354
Deferred rent	—	1,700	12,138	—	13,838
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding	—	—	—	—	—
Additional paid-in capital	155,454	20,165	166,791	(186,956)	155,454
Accumulated other comprehensive income	398	—	398	(398)	398
(Accumulated deficit) retained earnings	(3,953)	10,615	(8,666)	(1,949)	(3,953)

Total stockholders’ equity	151,899	30,780	158,523	(189,303)	151,899

Total liabilities and stockholders’ equity	$169,648	$143,348	$525,756	$(428,436)	$410,316

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2005

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$4,784	$—	$4,784
Inventories	—	12,906	61,226	—	74,132
Prepaid expenses and other current assets	137	27	11,439		11,603
Intercompany receivable	—	56,394	73,555	(129,949)	—
Deferred income taxes	—	396	2,806	—	3,202

Total current assets	137	69,723	153,810	(129,949)	93,721
Property and equipment, net	—	13,159	49,461	—	62,620
Goodwill	—	—	175,896	—	175,896
Other intangibles, net	—	—	68,100	—	68,100
Other assets:
Deferred financing fees, net of accumulated amortization of $122	—	—	6,605	—	6,605
Other	—	—	165	—	165
Security deposits	—	30	1,464	—	1,494
Deferred income tax asset	394	497	—	(891)	—

Total other assets	394	527	8,234	(891)	8,264
Investment in Subsidiary	165,038	—	20,165	(185,203)	—

Total assets	$165,569	$83,409	$475,666	$(316,043)	$408,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—	$12,127	$—	$12,127
Intercompany payable	17,671	55,272	57,006	(129,949)	—
Accounts payable	—	128	27,688	—	27,816
Deferred sales	—	1,289	9,757	—	11,046
Accrued salaries and related expenses	—	351	2,595	—	2,946
Accrued interest	—	—	2,980	—	2,980
Other accrued expenses	43	730	7,765	—	8,538

Total current liabilities	17,714	57,770	119,918	(129,949)	65,453
Long-term debt	—	—	165,000	—	165,000
Deferred income taxes	—	—	19,487	(891)	18,596
Deferred rent	—	1,740	9,957	—	11,697
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.01 par value; authorized 500,000 shares; 79,860 Series A shares issued and outstanding (aggregate liquidation preference $ 101,980)	1	—	—	—	1
Common stock, $0.01 par value, authorized 11,000,000 shares, 7,617,000 shares issued and outstanding	76	—	—	—	76
Additional paid-in capital	151,040	20,165	166,791	(186,956)	151,040
Warrants	5,666	—	—	—	5,666
Note receivable due from officer	(1,500)	—	—	—	(1,500)
Accumulated (deficit) retained earnings	(7,428)	3,734	(5,487)	1,753	(7,428)

Total stockholders’ equity	147,855	23,899	161,304	(185,203)	147,855

Total liabilities and stockholders’ equity	$165,569	$83,409	$475,666	$(316,043)	$408,601

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$21,023	$98,661	$—	$119,684
Commissions	—	6,146	1,212	(7,358)	—
Cost of goods sold	—	15,112	67,659	(837)	81,934

Gross profit	—	12,057	32,214	(6,521)	37,750
Selling, general and administrative expenses	152	7,902	29,897	(6,521)	31,430
Related party expenses (see Note 10)	—	—	329	—	329

(Loss) income from operations	(152)	4,155	1,988	—	5,991
Other	—	—	—	—	—
Interest income	—	(3)	(43)	—	(46)
Interest expense	—	—	5,579	—	5,579

(Loss) income before (benefit) provision for income taxes	(152)	4,158	(3,548)	—	458
(Benefit) provision for income taxes	(54)	1,511	(1,241)	—	216

(Loss) income before equity in net earnings of subsidiary	(98)	2,647	(2,307)	—	242
Equity in net earnings of subsidiary	340	—	—	(340)	—

Net income (loss)	$242	$2,647	$(2,307)	$(340)	$242

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2006

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$61,750	$303,648	$—	$365,398
Commissions	—	19,770	3,938	(23,708)	—
Cost of goods sold	—	45,019	202,969	(2,495)	245,493

Gross profit	—	36,501	104,617	(21,213)	119,905
Selling, general and administrative expenses	373	26,000	92,377	(21,213)	97,537
Related party expenses (see Note 10)	—	—	1,022	—	1,022

(Loss) income from operations	(373)	10,501	11,218	—	21,346
Other	—	—	(366)	—	(366)
Interest income	(27)	(10)	(230)	—	(267)
Interest expense	—	—	16,669	—	16,669

(Loss) income before (benefit) provision for income taxes	(346)	10,511	(4,855)	—	5,310
(Benefit) provision for income taxes	(119)	3,631	(1,677)	—	1,835

(Loss) income before equity in net earnings of subsidiary	(227)	6,880	(3,178)	—	3,475
Equity in net earnings of subsidiary	3,702	—	—	(3,702)	—

Net income (loss)	$3,475	$6,880	$(3,178)	$(3,702)	$3,475

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 24, 2005

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$16,721	$87,769	$—	$104,490
Commissions	—	5,920	3,829	(9,749)	—
Cost of goods sold	—	16,837	55,414	(521)	71,730

Gross profit	—	5,804	36,184	(9,228)	32,760
Selling, general and administrative expenses	19	(3,355)	43,658	(9,228)	31,094
Related party expenses (see Note 10)	—	—	271	—	271

(Loss) income from operations	(19)	9,159	(7,745)	—	1,395
Interest income	(11)	(3)	(26)	—	(40)
Interest expense	861	—	3,972	—	4,833

(Loss) income before (benefit) provision for income taxes	(869)	9,162	(11,691)	—	(3,398)
(Benefit) provision for income taxes	(364)	3,848	(4,828)	—	(1,344)

(Loss) income before equity in net earnings of subsidiary	(505)	5,314	(6,863)	—	(2,054)
Equity in net earnings of subsidiary	(1,549)	—	—	1,549	—

Net (loss) income	$(2,054)	$5,314	$(6,863)	$1,549	$(2,054)

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED

SEPTEMBER 24, 2005

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$48,162	$271,513	$—	$319,675
Commissions	—	17,666	3,829	(21,495)	—
Cost of goods sold	—	37,023	178,670	(2,595)	213,098

Gross profit	—	28,805	96,672	(18,900)	106,577
Selling, general and administrative expenses	65	18,730	94,091	(18,900)	93,986
Related party expenses (see Note 10)	—	—	806	—	806

(Loss) income from operations	(65)	10,075	1,775	—	11,785
Interest income	(33)	(13)	(72)	—	(118)
Interest expense	2,471	—	11,539	—	14,010

(Loss) income before (benefit) provision for income taxes	(2,503)	10,088	(9,692)	—	(2,107)
(Benefit) provision for income taxes	(1,051)	4,237	(4,070)	—	(884)

(Loss) income before equity in net earnings of subsidiary	(1,452)	5,851	(5,622)	—	(1,223)
Equity in net earnings of subsidiary	229	—	—	(229)	—

(Loss) income before cumulative effect of accounting change	(1,223)	5,851	(5,622)	(229)	(1,223)
Cumulative effect of accounting change	2,280	—	2,280	(2,280)	2,280

Net income (loss)	$1,057	$5,851	$(3,342)	$(2,509)	$1,057

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2006

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$3,475	$6,880	$(3,178)	$(3,702)	$3,475
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	1,629	9,320	—	10,949
Deferred income taxes	21	(332)	1,777	—	1,466
Deferred rent	—	(40)	1,485	—	1,445
Equity compensation expense	335	—	—	—	335
Equity in earnings of subsidiary	(3,702)	—	—	3,702	—
Changes in operating assets and liabilities:
Inventories	—	(654)	(7,670)	—	(8,324)
Prepaid expenses and other current assets	(166)	(17)	2,654	—	2,471
Intercompany	49	(9,746)	9,697	—	—
Other non-current assets	—	10	(216)	—	(206)
Accounts payable	—	(118)	(123)	—	(241)
Accrued expenses and other current liabilities	(12)	3,711	(4,812)	—	(1,113)

Net cash provided by operating activities	—	1,323	8,934	—	10,257

Cash flows from investing activities:
Capital expenditures	—	(428)	(5,826)	—	(6,254)

Net cash used in investing activities	—	(428)	(5,826)	—	(6,254)

Cash flows from financing activities:
Repayments under revolving credit agreement	—	—	(4,127)	—	(4,127)
Deferred financing fees	—	—	(711)	—	(711)

Net cash used in financing activities	—	—	(4,838)	—	(4,838)

Net increase (decrease) in cash and cash equivalents	—	895	(1,730)	—	(835)
Cash and cash equivalents beginning of period	—	—	4,784	—	4,784

Cash and cash equivalents end of period	$—	$895	$3,054	$—	$3,949

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 24, 2005

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,057	$5,851	$(3,342)	$(2,509)	$1,057
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	298	4,429	12,088	—	16,815
Cumulative effect of accounting change, net of tax (see Note 3)	(2,280)	—	(2,280)	2,280	(2,280)
Deferred income taxes	(1,051)	—	1,669	—	618
Deferred rent	—	—	2,584	—	2,584
Equity in earnings of subsidiary	(229)	—	—	229	—
Changes in operating assets and liabilities:
Inventories	—	(3,226)	(6,215)	—	(9,441)
Prepaid expenses and other current assets	(33)	51	(1,363)	—	(1,345)
Intercompany	34	(3,674)	3,640	—	—
Other non-current assets	—	—	(6)	—	(6)
Accounts payable	—	118	2,229	—	2,347
Accrued expenses and other current liabilities	2,204	2,999	(3,785)	—	1,418

Net cash provided by operating activities	—	6,548	5,219	—	11,767

Cash flows from investing activities:
Capital expenditures	—	(4,708)	(9,066)	—	(13,774)

Net cash used in investing activities	—	(4,708)	(9,066)	—	(13,774)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	6,000	—	6,000
Repayment of long-term debt	—	—	(2,054)	—	(2,054)

Net cash provided by financing activities	—	—	3,946	—	3,946

Net increase in cash and cash equivalents	—	1,840	99	—	1,939
Cash and cash equivalents beginning of period	—	—	2,885	—	2,885

Cash and cash equivalents end of period	$—	$1,840	$2,984	$—	$4,824

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “will,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “ Risk Factors” in our Registration Statement on Form S-4, as amended, filed on June 13, 2006 with the Securities and Exchange Commission.

Company Overview

We believe we are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. As of September 30, 2006, we operated 295 stores located in 29 states and the District of Columbia and sell direct to consumers through our nationally circulated catalog and our Web site, www.vitaminshoppe.com. We target the dedicated, well-informed vitamin, mineral and supplement (“VMS”) consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. We offer our customers a selection of over 20,000 SKUs from over 400 national brands, including our best value Vitamin Shoppe and BodyTech private label brands. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty VMS retailers, supermarkets, chain drug stores or mass merchants, which we believe drives customer traffic and creates a loyal customer base.

Our company began as a single store in New York, New York in 1977. Our Vitamin Shoppe branded products were introduced in 1989. We were acquired in November 2002 by BSMB and other investors.

Segment Information

We sell our products through two business segments: retail, which is our retail store format, and direct, which consists of our catalog and internet formats.

Retail. We believe we operate a unique retail store format in the VMS industry, which has been successful in diverse geographic and demographic markets, ranging from urban locations in New York City to suburban locations in Plantation, Florida and Manhattan Beach, California. Our stores carry a broad selection of VMS products and are staffed with highly experienced and knowledgeable associates who are able to educate our customers about product features and assist in product selection.

Since the beginning of 2003, we have aggressively pursued new store growth. During this period through September 30, 2006, we opened 169 new stores, expanding our presence in our existing markets as well as entering new markets such as California and Texas. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

Direct. Our direct segment consists of our catalog and internet operations from our Web site, www.vitaminshoppe.com. The direct segment enables us to service customers outside our retail markets and provides us with data that we use to assist us in the selection of future store locations.

Our catalog is mailed each month to approximately 140,000 catalog customers contained in our Frequent Buyer Program database. Our catalog is currently designed to appeal to the dedicated, well-informed VMS consumer and includes a broad assortment of approximately 12,000 to 14,000 of our most popular SKUs. In addition, we have mailed over two million catalogues through September 30, 2006, to prospective customers. Our Web site offers our customers online access to our full assortment of over 20,000 SKUs.

Trends and Other Factors Affecting Our Business

Our performance is affected by trends that affect the VMS industry, including demographic, health and lifestyle preferences. Changes in these trends and other factors, which we may not foresee, may also impact our business. For example, our industry is subject to potential regulatory actions, such as the ban on ephedra, and other legal matters that affect the viability of a given product. Volatile consumer trends, such as those described in the following paragraph, as well as the overall impact on consumer spending, can dramatically affect purchasing patterns. Our business allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives. We will continue to diversify our product lines to offer items less susceptible to the effects of economic conditions and not as readily substitutable, such as teas, lotions and spring water.

Sales of weight management products are generally more sensitive to consumer trends, resulting in higher volatility than our other products. Our sales of weight management products have been significantly influenced by the rapid increase and subsequent decline of products such as products containing ephedra, low carb products and Cortislim®. We experienced increasingly strong sales of products containing ephedra until we decided to stop selling such products in June 2003. Products containing ephedra were subsequently banned by the FDA in April 2004. Our decline in sales of products containing ephedra was offset by increasing sales of ephedra substitute products and low carb products in the first half of 2003 and Cortislim® in mid-2004. However, the combined sales of low carb products and Cortislim® began to decline in the fourth quarter of 2004, which we believe was due to a change in demand for low carb products and the wider availability of Cortislim® in the marketplace. Accordingly, we have launched new weight management products in Fiscal 2005, and continued to launch new products in Fiscal 2006, leading to an increase of sales of weight management products, while consistently experiencing a decrease in sales of low carb products during the third quarter of Fiscal 2006 as compared to the third quarter of Fiscal 2005, as well as during the nine months ended September 30, 2006, compared to the nine months ended September 24, 2005. Moreover, as the rate of obesity increases and as the general public becomes increasingly more health conscious, we expect the demand for weight management products, albeit volatile, to continue to be strong in the near term. Accordingly, we will continue to offer the highest quality products available in this segment.

In addition to the weight management product lines, we intend to continue our focus in meeting the demands of an increasingly aging population, the effects of increasing costs of traditional healthcare and a rapidly growing fitness conscious public.

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2003, we have opened 170 stores and operate 296 stores located in 29 states and the District of Columbia as of October 30, 2006.

Our stores typically require three to four years to mature, generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin and sales per square foot. As our recently opened stores mature, we expect them to contribute meaningfully to our sales.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 of the notes to the Consolidated Financial Statements included in our financial statements for Fiscal 2005, Fiscal 2004, Fiscal 2003, filed with the Securities and Exchange Commission on June 13, 2006, in our Registration Statement on Form S-4, as amended (“Form S-4”). A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form S-4. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of our Board of Directors has reviewed its disclosures relating to them. With the exception of the adoption of SFAS 123(R) on January 1, 2006, management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the audited financial statements for the fiscal year ended December 31, 2005.

General Definitions for Operating Results

Net Sales consist of sales from comparable stores and non comparable stores, as well as sales made directly to our catalog and internet customers. A store is included in comparable store sales after four hundred and eleven days of operation.

Cost of goods sold includes the cost of inventory sold, markdowns, costs of warehousing and distribution and store occupancy costs. Warehousing and distribution costs include freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and distribution facility, including payroll, which are capitalized into inventory and then expensed as merchandise is sold. Store occupancy costs include rent, common area maintenance, real estate taxes, and utilities.

Gross profit is net sales minus cost of goods sold.

Selling, general and administrative expenses consist of operating payroll and related benefits, advertising and promotion expense, depreciation and other selling, general and administrative expenses.

Related party expenses consist of management fees incurred and paid to BSMB, and consulting fees incurred and paid to Renaissance Brands, Inc.

Income from operations consists of gross profit minus selling, general and administrative expenses, and related party expenses.

Other includes activity relating to our interest rate swap that we entered into in Fiscal 2005.

Interest expense includes interest on Term Loan B, interest on the Notes, interest on cap agreements, interest on the Holdco Notes and Opco Notes (each hereinafter defined), and amortization of debt discount and amortization of financing costs.

Interest income represents income earned from highly liquid investments purchased with an original maturity of three months or less.

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Net sales	$119,684	$104,490	$365,398	$319,675
Increase (decrease) in comparable store net sales	8.2%	(2.7%)	6.5%	(0.8%)
Gross profit as a percent of net sales	31.5%	31.4%	32.8%	33.3%
Income from operations	$5,991	$1,395	$21,346	$11,785
EBITDA (1)	$9,884	$6,957	$33,311	$31,390

(1)	EBITDA represents, respectively, net income (loss) before provision (benefit) for income tax, interest income and expense, and depreciation and amortization, including recognition of deferred rent. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered as a performance measure prepared in accordance with GAAP, such as operating income, net income and cash flows from operating activities. We believe that EBITDA provides additional information of our operating performance and our ability to meet our future debt service, capital expenditure and working capital requirements. Furthermore, our executive compensation plans base incentive compensation payments on our EBITDA performance measured against budget. Other companies may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. The table below includes a reconciliation from net income (loss) to EBITDA.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Statement of Operations Data:
Net income (loss) (a)	$242	$(2,054)	$3,475	$1,057
Provision (benefit) for income taxes	216	(1,344)	1,835	(884)
Interest income	(46)	(40)	(267)	(118)
Interest expense	5,579	4,833	16,669	14,010
Depreciation and amortization, including deferred rent (b)	3,893	5,562	11,599	17,325

EBITDA	$9,884	$6,957	$33,311	$31,390

(a)	Net income for the nine months ended September 24, 2005 includes after tax income of $2.3 million resulting from a change in accounting policy relating to costs included in inventory.

(b)	Excludes amortization of deferred financing fees and original issue discount, which are included in “interest expense” in this table.

The following table shows the growth in our network of stores during the three and nine months ended September 30, 2006 and September 24, 2005:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Store Data:
Stores open at beginning of period	292	260	275	234
Stores opened	3	8	21	34
Stores closed	—	—	(1)	—

Stores open at end of period	295	268	295	268

Results of Operations

The information presented below is for the three and nine months ended September 30, 2006 and September 24, 2005 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three and nine months ended September 30, 2006 and September 24, 2005 as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.5%	68.6%	67.2%	66.7%

Gross profit	31.5%	31.4%	32.8%	33.3%
Selling, general and administrative expenses	26.3%	29.8%	26.7%	29.4%
Related party expenses	0.3%	0.3%	0.3%	0.2%

Income from operations	5.0%	1.3%	5.8%	3.7%
Other	0.0%	0.0%	(0.1%)	0.0%
Interest income	0%	0.0%	(0.1%)	0.0%
Interest expense	4.7%	4.6%	4.6%	4.4%

Income (loss) before provision (benefit) for income taxes	0.4%	(3.3%)	1.5%	(0.7%)
Provision (benefit) for income taxes	0.2%	(1.3%)	0.5%	(0.3%)

Income (loss) before cumulative effect of accounting change	0.2%	(2.0%)	1.0%	(0.4%)
Cumulative effect of accounting change, net of tax provision	0.0%	0.0%	0.0%	0.7%

Net income (loss)	0.2%	(2.0%)	1.0%	0.3%

Three Months Ended September 30, 2006 Compared To Three Months Ended September 24, 2005

Net Sales

Net sales increased $15.2 million, or 14.5%, to $119.7 million for the three months ended September 30, 2006 compared to $104.5 million for the three months ended September 24, 2005. The increase was the result of an increase in our comparable store sales, new sales from our non-comparable stores and an increase in our direct sales.

Retail

Net sales from our retail stores increased $13.7 million, or 15.6%, to $101.4 million for the three months ended September 30, 2006 compared to $87.7 million for the three months ended September 24, 2005. We operated 295 stores as of September 30, 2006 compared to 268 stores as of September 24, 2005. Our overall store sales for the three months ended September 30, 2006 increased due to non-comparable store sales increases of $6.3 million and an increase in comparable store sales of $7.4 million, or 8.2%. Our overall sales increased primarily in the categories of herbs, which increased $3.0 million, or 18.4%; supplements, which increased $2.5 million, or 10.5%; multi-vitamins, which increased $1.0 million, or 15.0%; and sports nutrition, which increased by $6.0 million, or 34.5%. These increases were partially offset by a decrease in our categories of low carb products, which decreased by $0.4 million, or 55.9%. We believe that this decrease is largely a result of low carb products having less popularity during the three months ended September 30, 2006 compared with the same period last year. The increases in the categories of herbs and supplements were primarily due to the proportionate increase in net sales over the three months ended September 24, 2005. We believe product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales from the three months ended September 24, 2005, largely as a result of the growth in the fitness-conscious market.

Direct

Net sales to our direct customers increased $1.5 million, or 8.8%, to $18.3 million for the three months ended September 30, 2006 compared to $16.8 million for the three months ended September 24, 2005. The increase resulted primarily from increases in our web site search engine efforts, which were undertaken in order to drive more traffic to our Web site and increase direct sales.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $10.2 million, or 14.2%, to $81.9 million for the three months ended September 30, 2006 compared to $71.7 million for the three months ended September 24, 2005. The components of cost of goods sold are explained below. Costs of goods sold as a percentage of net sales was 68.5% for the three months ended September 30, 2006 compared to 68.6% for the three months ended September 24, 2005.

Product costs increased $9.1 million, or 16.3%, to $64.7 million for the three months ended September 30, 2006, compared to $55.6 million for the three months ended September 24, 2005 as a result of greater sales this quarter as compared to the quarter ending September 24, 2005. Product costs as a percentage of net sales increased to 54.1% for the three months ended September 30, 2006 compared to 53.2% for the three months ended September 24, 2005. The percentage increase was largely a result of a 0.8% decrease in product margin, as we offered greater price promotions for the three months ended September 30, 2006 versus the three months ended September 24, 2005.

Warehouse and distribution costs increased $0.5 million, or 13.4%, to $4.1 million for the three months ended September 30, 2006 compared to $3.6 million for the three months ended September 24, 2005. Warehouse and distribution costs as a percentage of net sales decreased to 3.4% for the three months ended September 30, 2006 compared to 3.5% for the three months ended September 24, 2005. The decrease was attributable to gaining efficiencies due to the greater utilization of existing capacities, thus keeping costs down relative to increased sales volume.

Occupancy costs increased $0.6 million, or 5.0%, to $13.1 million for the three months ended September 30, 2006 compared to $12.5 million for the three months ended September 24, 2005. Occupancy costs as a percentage of net sales decreased to 10.9% for the three months ended September 30, 2006 compared to 11.9% for the three months ended September 24, 2005. This decrease as a percentage of sales relative to the dollar increase is attributable to greater comparable store sales for the three months ended September 30, 2006, as compared to the three months ended September 24, 2005, lending to a greater sales to square foot ratio.

Gross Profit

As a result of the foregoing, gross profit increased $5.0 million, or 15.2%, to $37.8 million for the three months ended September 30, 2006 compared to $32.8 million for the three months ended September 24, 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and other selling, general and administrative expenses, increased $0.3 million, or 1.1%, to $31.4 million for the three months ended September 30, 2006, compared to $31.1 million for the three months ended September 24, 2005. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the three months ended September 30, 2006 decreased to 26.3% during the three months ended September 30, 2006 compared to 29.8% for the three months ended September 24, 2005.

Operating payroll and related benefits increased $1.1 million, or 9.7%, to $12.3 million for the three months ended September 30, 2006 compared to $11.2 million for the three months ended September 24, 2005. Operating payroll and related benefits expenses as a percentage of net sales decreased to 10.3% during the three months ended September 30, 2006 compared to 10.7% for the three months ended September 24, 2005. The decrease was primarily due to stable average per store payroll costs relative to increases in comparable store sales.

Advertising and promotion expenses decreased $0.6 million, or 19.1%, to $2.6 million for the three months ended September 30, 2006 compared to $3.3 million for the three months ended September 24, 2005. Advertising and promotion expenses as a percentage of net sales decreased to 2.2% for the three months ended September 30, 2006 compared to 3.1% for the three months ended September 24, 2005, as a result of the shift to web-based/direct advertising from print and television advertising which began in the second quarter of fiscal 2006.

Other selling, general and administrative expenses, which include depreciation and amortization expense, decreased $0.1 million, or 0.5%, to $16.5 million for the three months ended September 30, 2006 compared to $16.6 million for the three months ended September 24, 2005. The decrease was due primarily to a decrease in depreciation and amortization of approximately $1.3 million, as intangible assets related to customer lists were fully amortized as of December 2005, which was offset, in part, by increases of $0.3 million for corporate payroll expense and $0.6 million in general and administrative expenses related to the increase in corporate staff. In addition, there was an increase in credit card fees of approximately $0.2 million due to increased customer purchases this quarter, as compared to the same quarter last year. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.8% during the three months ended September 30, 2006 compared to 15.9% for the three months ended September 24, 2005 due primarily to more fully utilizing the strength of our established corporate infrastructure, leading to greater economies of scale and increased efficiencies as we grow.

Related Party Expenses

Related party expenses increased $58,000, or 21.3%, to $329,000 for the quarter ended September 30, 2006, compared to $271,000 for the quarter ended September 24, 2005. The increase is due to increased sales, which is used in determining the management fees to BSMB, and payments made to Renaissance Brands which did not occur in fiscal 2005 (see Note 10 to our condensed consolidated financial statements).

Income from Operations

As a result of the foregoing, income from operations increased $4.6 million, or 329.5%, to $6.0 million for the three months ended September 30, 2006 compared to $1.4 million for the three months ended September 24, 2005. Income from operations as a percentage of net sales increased to 5.0% for the three months ended September 30, 2006 compared to 1.3% for the three months ended September 24, 2005.

Retail

Income from operations for the retail segment increased $3.7 million, or 38.1%, to $13.3 million for the three months ended September 30, 2006 compared to $9.6 million for the three months ended September 24, 2005. Income from operations as a percentage of net sales for the retail segment increased to 13.1% for the three months ended September 30, 2006 compared to 11.0% for the three months ended September 24, 2005. The increase as a percentage of net sales was primarily due to an approximately $1.0 million decrease in advertising expenses, due to the shift in web-based advertising, and to nominal increases in operating expenses such as payroll and other operational expenses, relative to sales. In addition, there was an increase in gross profit of 0.6% as a percentage of sales for the three months ended September 30, 2006, as compared to the three months ended September 24, 2005, which was largely due to the decrease in distribution and occupancy costs as a percentage of sales.

Direct

Income from operations for the direct segment decreased 2.4%, to $3.2 million for the three months ended September 30, 2006 compared to $3.2 million for the three months ended September 24, 2005. Income from operations as a percentage of net sales for the direct segment decreased to 17.3% for the three months ended September 30, 2006 compared to 19.3% for the three months ended September 24, 2005. This decrease as a percent of net sales was primarily due to a lower product margin due to greater promotions, which resulted in a 0.2% decrease in margin, and increases in advertising expenses of approximately $0.2 million, due to the increases in our web site search engine expenses incurred in order to drive more traffic to our Web site and increase direct sales.

Corporate Costs

Corporate costs decreased by $1.0 million, or 8.8%, to $10.5 million for the three months ended September 30, 2006 compared to $11.5 million for the three months ended September 24, 2005. Corporate costs as a percentage of net sales decreased to 8.7% for the three months ended September 30, 2006 compared to 11.0% for the three months ended September 24, 2005. This decrease was due primarily to the decrease in depreciation and amortization expense of $1.3 million largely as a result of customer lists, which were fully amortized as of December 31, 2005. This decrease was offset with an increase in corporate payroll costs of approximately $0.3 million, which occurred in the quarter ending September 30, 2006 due to an increased staff as well as certain management incentives, as compared to the quarter ended September 24, 2006.

Other

There were no amounts recorded in Other for the three months ended September 30, 2006 and September 24, 2005.

Interest Income

Interest income increased $6,000, or 15.0%, to $46,000 for the three months ended September 30, 2006 compared to $40,000 for the three months ended September 24, 2005. The increase was due to maintaining a higher balance in our interest bearing investment account throughout the quarter ended September 30, 2006, as compared to the quarter ended September 24, 2005.

Interest Expense

Interest expense increased $0.7 million, or 15.4%, to $5.6 million for the three months ended September 30, 2006 compared to $4.8 million for the three months ended September 24, 2005. The increase was primarily attributable to a higher interest rate on the Notes as compared with the pre-existing debt, as well as increased overall borrowings compared with the three months ended September 24, 2005 (see “Liquidity and Capital Resources” for more information).

Provision for Income Taxes

We recognized $0.2 million of income tax provision during the three months ended September 30, 2006 compared with $1.3 million of income tax benefit for the three months ended September 24, 2005. The effective tax rate for the three months ended September 30, 2006 was 47.2% compared to 39.6% for the three months ended September 24, 2005. The effective rate for the current quarter, as compared to the same quarter last year, was greater primarily due to a changes in earnings estimates for Fiscal 2006, as well as changes to the blended state tax rates in Fiscal 2006.

Net Income

As a result of the foregoing, we generated net income of $0.2 million for the three months ended September 30, 2006 compared to a $2.1 million net loss for the three months ended September 24, 2005.

Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 24, 2005

Net Sales

Net sales increased $45.7 million, or 14.3%, to $365.4 million for the nine months ended September 30, 2006 compared to $319.7 million for the nine months ended September 24, 2005. The increase was the result of an increase in our comparable store sales, new sales from our non-comparable stores and an increase in our direct sales.

Retail

Net sales from our retail stores increased $40.2 million, or 15.1%, to $305.4 million for the nine months ended September 30, 2006 compared to $265.2 million for the nine months ended September 24, 2005. We operated 295 stores as of September 30, 2006 compared to 268 stores as of September 24, 2005. Our overall store sales for the nine months ended September 30, 2006 increased due to non-comparable store sales increases of $23.1 million and an increase in comparable store sales of $17.1 million, or 6.5%. Our overall sales increased primarily in the categories of herbs, which increased $9.1 million, or 18.2%; supplements, which increased $8.7 million, or 12.5%; multi-vitamins which increased $3.0 million, or 15.6%; and sports nutrition, which increased by $16.8 million, or 33.1%. These increases were partially offset by a decrease in our low carb products, which decreased by $1.4 million, or 58.0%. We believe that this decrease is largely a result of a continuing decline in demand for low carb products. The increases in the categories of herbs and supplements were primarily due to the proportionate increase in net sales over the nine months ended September 30, 2006. We believe product sales in the sports nutrition category increased at a greater rate than the overall increase in sales from the nine months ended September 30, 2006, largely as a result of the growth in the fitness-conscious market, and that the increases in multi-vitamins were proportionately greater than the overall increase in net sales largely a result of increased sales of special multi-vitamin formulations for women.

Direct

Net sales to our direct customers increased $5.6 million, or 10.2%, to $60.0 million for the nine months ended September 30, 2006 compared to $54.4 million for the nine months ended September 24, 2005. The increase resulted primarily from increases in our web site search engine efforts, which were undertaken in order to drive more traffic to our Web site and increase direct sales.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $32.4 million, or 15.2%, to $245.5 million for the nine months ended September 30, 2006 compared to $213.1 million for the nine months ended September 24, 2005. The components of cost of goods sold are explained below. Costs of goods sold as a percentage of net sales was 67.2% for the nine months ended September 30, 2006 compared to 66.7% for the nine months ended September 24, 2005.

Product costs increased $27.3 million, or 16.4%, to $193.5 million for the nine months ended September 30, 2006, compared to $166.2 million for the nine months ended September 24, 2005. Product costs as a percentage of net sales increased to 52.9% for the nine months ended September 30, 2006 compared to 52.0% for the nine months ended September 24, 2005. The percentage increase was largely a result of fewer sales of lower cost products which decreased by 1.5% as a percentage of net sales as compared to the same period last year. This was offset by a decrease in store markdowns of 0.4% and an increase in vendor allowances of 0.2%. Delivery expenses remained flat for the nine months ended September 30, 2006 as compared to the nine months ended September 24, 2005.

Warehouse and distribution costs increased $1.1 million, or 9.4%, to $12.3 million for the nine months ended September 30, 2006 compared to $11.3 million for the nine months ended September 24, 2005. Warehouse and distribution costs as a percentage of net sales decreased to 3.4% for the nine months ended September 30, 2006 compared to 3.5% for the nine months ended September 24, 2005. The decrease as a percentage of sales was attributable to leveraging our existing distribution center resources and gaining efficiencies due to the greater utilization of existing capacities, thus keeping costs down relative to increased sales volume.

Occupancy costs increased $4.0 million, or 11.4%, to $39.7 million for the nine months ended September 30, 2006 compared to $35.7 million for the nine months ended September 24, 2005. Occupancy costs as a percentage of net sales decreased by 0.3% to 10.9% for the nine months ended September 30, 2006 as compared to 11.2% for the nine months ended September 24, 2005.

Gross Profit

As a result of the foregoing, gross profit increased $13.3 million, or 12.5%, to $119.9 million for the nine months ended September 30, 2006 compared to $106.6 million for the nine months ended September 24, 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and other selling, general and administrative expenses, increased $3.6 million, or 3.8%, to $97.5 million for the nine months ended September 30, 2006, compared to $94.0 million for the nine months ended September 24, 2005. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the nine months ended September 30, 2006 decreased to 26.7% during the nine months ended September 30, 2006 compared to 29.4% for the nine months ended September 24, 2005.

Operating payroll and related benefits increased $3.1 million, or 9.2%, to $36.2 million for the nine months ended September 30, 2006 compared to $33.1 million for the nine months ended September 24, 2005. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.9% during the nine months ended September 30, 2006 compared to 10.4% for the nine months ended September 24, 2005. The decrease as a percentage of sales was primarily due to stable average per store payroll costs relative to increases in comparable store sales.

Advertising and promotion expenses increased $0.4 million, or 3.9%, to $10.8 million for the nine months ended September 30, 2006 compared to $10.4 million for the nine months ended September 24, 2005. Advertising and promotion expenses as a percentage of net sales decreased to 2.9% during the nine months ended September 30, 2006 compared to 3.2% for the nine months ended

September 24, 2005. The decrease as percentage of sales is attributable to decreased print advertising ($0.9 million) relative to the increase in retail sales, which is partially offset by the increase in internet advertising and search engine expenditures to promote direct sales.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $0.1 million, or 0.3%, to $50.6 million for the nine months ended September 30, 2006 compared to $50.5 million for the nine months ended September 24, 2005. The increase in operating costs is comprised mainly of increases in payroll related costs of approximately $1.4 million, attributable in part to the increase in field management and certain management incentives, and other operating expenses of approximately $2.3 million for the nine months ended September 30, 2006, as compared to the nine months ended September 24, 2005. In addition, there was $0.3 million in stock-based compensation expense which we did not incur in 2005 due to the adoption of SFAS 123(R) in 2006 and a $0.5 million increase in credit card fees, due to increased customer purchases. These increases were offset by a decrease in amortization expense of intangible assets related to our customer lists of $5.0 million, which was recorded during the nine months ended September 24, 2005 and was not incurred during the nine months ended September 30, 2006 as those assets were fully amortized at the end of Fiscal 2005. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.9% during the nine months ended September 30, 2006 compared to 15.8% for the nine months ended September 24, 2005, due primarily to increased efficiencies of our corporate infrastructure.

Related Party Expenses

Related party expenses increased $0.2 million, or 26.8%, to $1.0 million for the nine months ended September 30, 2006, compared to $0.8 million for the nine months ended September 24, 2005. The increase is due to increased sales, which is used in determining management fees to BSMB, and payments made to Renaissance Brands which did not occur in fiscal 2005 (see Note 10 to our condensed consolidated financial statements).

Income from Operations

As a result of the foregoing, income from operations increased $9.6 million, or 81.1%, to $21.3 million for the nine months ended September 30, 2006 compared to $11.8 million for the nine months ended September 24, 2005. Income from operations as a percentage of net sales increased to 5.8% for the nine months ended September 30, 2006 compared to 3.7% for the nine months ended September 24, 2005.

Retail

Income from operations for the retail segment increased $10.1 million, or 29.1%, to $44.7 million for the nine months ended September 30, 2006 compared to $34.7 million for the nine months ended September 24, 2005. Income from operations as a percentage of net sales for the retail segment increased to 14.6% for the nine months ended September 30, 2006 compared to 13.1% for the nine months ended September 24, 2005. The increase as a percentage of net sales was primarily due to nominal increases in operating expenses such as payroll, advertising and other operational expenses, relative to sales, which is attributable to greater economies of scale as we grow.

Direct

Income from operations for the direct segment decreased $1.8 million, or 15.0%, to $10.4 million for the nine months ended September 30, 2006 compared to $12.3 million for the nine months ended September 24, 2005. Income from operations as a percentage of net sales for the direct segment decreased to 17.4% for the nine months ended September 30, 2006 compared to 22.5% for the nine months ended September 24, 2005. This decrease as a percent of net sales was primarily due to a lower product margin from resulting from additional promotional discounts on our Web site. In addition, increases in Web site search engine expenses and other online advertising of $1.3 million were incurred in order to drive more traffic to our Web site and increase direct sales.

Corporate Costs

Corporate costs decreased $1.3 million, or 3.8%, to $33.8 million for the nine months ended September 30, 2006 compared to $35.1 million for the nine months ended September 24, 2005. Corporate costs as a percentage of net sales decreased to 9.3% for the nine months ended September 30, 2006 compared to 11.0% for the nine months ended September 24, 2005. The decrease was due primarily to the decrease in amortization of intangible assets relating to customer lists of $5.0 million which was recorded during the nine months ended September 24, 2005 and was not incurred during the nine months ended September 30, 2006 as they were fully amortized at the end of Fiscal 2005. This decrease was partially offset by increases in payroll costs of approximately $1.4 million (which includes severance costs of $0.8 million), stock-based compensation expense of approximately $0.3 million, depreciation expense which increased $0.4 million, and all other administrative costs which increased approximately $1.2 million for the nine months ended September 30, 2006 as compared to the nine months ended September, 24, 2005.

Other

Other, for the nine months ended September 30, 2006, includes $0.4 million in income relating to our interest rate swap that we entered into in Fiscal 2005. There were no amounts recorded in Other during the nine months ended September 24, 2005.

Interest Income

Interest income increased to $0.3 million for the nine months ended September 30, 2006 compared to $0.1 million for the nine months ended September 24, 2005. The increase was due to a maintaining a higher balance in our interest bearing investment account throughout the nine months ended September 30, 2006, as compared to the nine months ended September 24, 2005.

Interest Expense

Interest expense increased $2.7 million, or 19.0%, to $16.7 million for the nine months ended September 30, 2006 compared to $14.0 million for the nine months ended September 24, 2005. The increase was primarily attributable to a higher interest rate on the Notes as compared with the pre-existing debt, as well as increased overall borrowings compared with the nine months ended September 24, 2005 (see “Liquidity and Capital Resources” for more information).

Provision for Income Taxes

We recognized $1.8 million of income tax provision during the nine months ended September 30, 2006 compared with a benefit of $0.9 million for the nine months ended September 24, 2005. The effective tax rate for the nine months ended September 30, 2006 was 34.6% compared to 42.0% for the nine months ended September 24, 2005, which was primarily due to a reduction in our estimated blended state tax rate.

Cumulative Effect of Accounting Change

Effective December 26, 2004 (the beginning of Fiscal 2005), we implemented a change in accounting for costs included in inventory. The change relates to capitalizing freight on internally transferred merchandise, rent of the distribution center and costs associated with our buying department and distribution facility, including payroll. As a result, we recorded a cumulative effect of accounting change of $2.3 million (net of $1.6 million tax benefit) during the nine months ended September 24, 2005.

Net Income

As a result of the foregoing, we generated net income of $3.5 million for the nine months ended September 30, 2006, and $1.1 million for the nine months ended September 24, 2005.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources:

Balance Sheet Data:
Cash and cash equivalents	$3,949	$4,784
Working capital	38,666	28,268
Total assets	410,316	408,601
Total debt	173,000	177,127
Stockholders’ equity	151,899	147,855

	Nine Months Ended
	September 30, 2006	September 24, 2005
Other Information:
Depreciation and amortization, including deferred rent (1)	$12,394	$19,399
Cash Flows Provided By (Used In):
Operating activities	$10,257	$11,767
Investing activities	(6,254)	(13,774)
Financing activities	(4,838)	3,946

Total cash (used) received by the Company	$(835)	$1,939

(1)	Also includes amortization of deferred financing fees and original issue discount.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores. Historically, we have financed these requirements from internally generated cash flow. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under the New Credit Facility, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with our store growth plans, systems development and store improvements.

We plan to spend between $10 million and $14 million in capital expenditures during Fiscal 2006, of which $9 million to $11 million will be in connection with our store growth and improvement plans with the remainder of $1 million to $3 million being used for all other expenditures, of which we have already invested $6.6 million through the nine months ended September 30, 2006. We plan on opening approximately 30 stores during Fiscal 2006, of which we have already opened 21 stores through September 30, 2006. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $165,000 in cost for each of our stores, a portion of which is vendor-financed based upon agreed credit terms, with the remainder being purchased in cash. In addition, 60 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

We were in compliance with all debt covenants as of September 30, 2006. At September 30, 2006, we had $3.9 million in cash and cash equivalents and $38.7 million in working capital. The $10.4 million increase in working capital compared with Fiscal 2005 was primarily driven by growth in inventories of $8.3 million, a $4.1 million decrease in current borrowings and a $1.5 million decrease in deferred sales, offset by a $0.8 million decrease in cash and a $1.4 million decrease in prepaid expenses and other current assets, as well as a $1.0 million increase in accrued salaries and related expenses. We were in compliance with all debt covenants as of December 31, 2005. At December 31, 2005, we had $4.8 million in cash and cash equivalents and $28.3 million in working capital.

Cash Provided by Operating Activities

Cash provided by operating activities was $10.3 million and $11.7 million for the nine months ended September 30, 2006 and September 24, 2005, respectively. Cash flows from operating activities was relatively consistent between the respective periods, with the primary difference arising from a $4.1 million decrease in prepaid expenses and other current assets, primarily due to the amortization of certain maintenance agreements, offset in part by a decrease in accounts payable, accrued expenses and other current liabilities of $5.1 million, largely due the decrease in our inventory purchases.

Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2006 and September 24, 2005 was $6.3 million and $13.7 million, respectively. Capital expenditures were used for the construction of 21 new stores during the nine months ended September 30, 2006 and for improvements of existing stores, as well as continuous improvements to our information systems technologies. Capital expenditures were used for the construction of 34 new stores during the nine months ended September 24, 2005 and improvements of existing stores, as well as continuous improvements to our information systems technologies.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was approximately $4.8 million for the nine months ended September 30, 2006, as compared with net cash provided by financing activities of $3.9 million for the nine months ended September 24, 2005. The decrease for the nine months ended September 30, 2006 is due primarily to the pay-down of our senior secured revolving credit facility (the “New Credit Facility”) of $4.1 million, which accounted for most of our cash expenditures for financing activities, and an increase in deferred financing fees of $0.7 million related to our Credit Facility and other financing activities.

2005 Second Priority Senior Secured Floating Rate Notes

On November 7, 2005, we completed our Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”) offering for $165 million. The initial purchasers received delivery of the Notes on November 15, 2005. Interest on the Notes will be set at a per annum rate equal to LIBOR plus 7.5%, which will be reset quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2006. The combined weighted average interest rate from January 1, 2006 through September 30, 2006 was 12.42%. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the then applicable interest rate on the Notes. The indenture governing the Notes restricts the ability of VSI and Direct to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets. See “Description of Exchange Notes” in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 13, 2006, as amended.

New Credit Facility

On November 15, 2005 VSI entered into a New Credit Facility for $50.0 million, and has the option to increase or decrease the facility size by $25.0 million, subject to certain conditions. The availability under the New Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and inventory of VSI and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The New Credit Facility provides for affirmative and negative covenants affecting VSI, Holdings and Direct. The New Credit Facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. Our previous credit facility had the terms as described in Note 6 in our notes to condensed consolidated financial statements, and was replaced with our New Credit Facility. The New Credit Facility has a maturity date of November 15, 2010.

The borrowings under the revolving credit facility accrue interest, at our option at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from January 1, 2006 through September 30, 2006 was 6.5%.

Direct and Holdings provided guarantees in respect of VSI’s obligations in respect of the Credit Facility, and VSI and Holdings have provided guarantees in respect of Direct’s obligations in respect of the Credit Facility.

We entered into an interest rate swap during December 2005 on a portion of our Notes, which did not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133. As a result, the fair market value of the interest rate swap is marked to market at the balance sheet date with a corresponding adjustment to other expense. As of September 30, 2006, the interest rate swap qualified for hedge accounting. The fair market value of $0.5 million is recorded in prepaid expenses and other current assets on the consolidated balance sheet at September 30, 2006. Of the appreciation in market value of $0.9 million in Fiscal 2006, $0.4 million is recorded in other comprehensive income, $0.2 million is recorded in deferred tax liability and the remaining appreciation in market value of $0.4 million, which represents the appreciation of market value from December 31, 2005 to February 9, 2006, which was the period through which the Company did not qualify for hedge accounting, is recorded in other expense.

Contractual Obligations and Commercial Commitments

As of September 30, 2006, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Long-Term Debt	Interest Payments	Credit Facility	Severance	Auto Leases
2006	$15,849	$10,637	$—	$5,007	$—	$189	$16
2007	62,487	42,063	—	20,381	—	—	43
2008	60,529	40,129	—	20,361	—	—	39
2009	58,431	38,084	—	20,311	—	—	36
2010	65,560	37,289	—	20,271	8,000	—	—
Thereafter	333,718	128,297	165,000	40,421	—	—	—

	$596,574	$296,499	$165,000	$126,752	$8,000	$189	$134

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during the nine months ended September 30, 2006. The operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlords or taxing authorities during the year, which combined represented approximately 15% of our minimum lease obligations during the nine months ended September 30, 2006.

Severance. As of September 30, 2006 we had a liability of $0.2 million related to severance payments for one executive terminated in April 2006 and one other terminated employee. We have an aggregate contingent liability of up to $1.2 million related to potential severance payments for three executives as of September 30, 2006 pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above. We have an aggregate contingent liability of up to $1.6 million related to potential severance payments for seven employees as of September 30, 2006 following a change in control pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.

Auto Leases. At September 30, 2006, we operated five delivery vans from our distribution center that make daily deliveries to stores in New York, New Jersey and Connecticut. The terms of these leases generally run for 48 months and expire at various times through November 2009.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Effects of Inflation

We do not believe that our sales or operating results have been materially impacted by inflation during the periods presented in our financial statements. There can be no assurance, however, that our sales or operating results will not be impacted by inflation in the future.

Recent Accounting Pronouncements

Recent Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (“FASB”) published SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), an amendment of FASB Statements No. 123 and No. 148. Under SFAS No. 123(R), all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the statement of operations. SFAS No. 123(R) was effective beginning in the first quarter of Fiscal 2006. As of January 1, 2006, we have adopted SFAS 123(R) and currently account for stock options under it. The Company previously accounted for stock options under Accounting Principles Bulletin (“APB”) No. 25 using the intrinsic value method in accounting for our stock option grants. SFAS No. 123(R) permits companies to adopt its requirements using various methods. We have adopted the prospective method for all stock option grants issued prior to December 31, 2005. Under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes apply SFAS No. 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. We continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards as allowed by the prospective method under SFAS 123(R). As such, no stock-based compensation costs were reflected in net (loss) income for those stock option grants issued prior to the adoption of SFAS 123(R), as the Company was not required to do so under the previous guidance nor under the new guidance, however, the pro forma impact of expensing those options granted prior to the adoption of SFAS 123(R) is disclosed in Note 7 in the notes to consolidated financial statements in the Stock Based Compensation chart.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes. “ This interpretation clarifies the evaluation methods and accounting treatment for certain tax positions to be taken or expected to be taken in the future. It will require that the Company determine certain tax positions to be sustainable under an examination, and the measurement of the impact for positions deemed to be non-sustainable. This interpretation is applicable for fiscal years beginning after December 15, 2006, and permits early application provided the entity has not yet issued financial statements for any interim period in the period of adoption. Management is currently in the process of evaluating the impact, if any, this Interpretation will have on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect the adoption to have a material impact on the Company's financial condition, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for annual financial statements for the first fiscal year ending after November 15, 2006. As of September 30, 2006, the Company is evaluating the effect, if any, SAB No. 108 may have on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to interest rate risks. We do not use derivative financial instruments in connection with these market risks, other than on our existing term loan which carries a floating interest rate as described below.

Our market risks relate primarily to changes in interest rates. Our New Credit Facility and term loans carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statement of operations and our cash flows will be exposed to changes in interest rates. A one percentage point change in LIBOR would cause an increase to interest expense of approximately $0.2 million as the total potential increase of $1.7 million would be offset by our hedging activities described below. We historically have engaged in interest rate hedging activities related to our floating rate debt. We entered into an interest rate swap during December 2005 on a portion of our Notes, which did not qualify for hedge accounting under SFAS No. 133. As a result, the fair market value of the interest rate swap is marked to market at the balance sheet date with a corresponding adjustment to other expense. As of September 30, 2006, the interest rate swap qualified for hedge accounting. The fair market value of $0.5 million is recorded in prepaid expenses and other current assets on the consolidated balance sheet. Of the appreciation in market value of $0.9 million in Fiscal 2006, $0.4 million is recorded in other comprehensive income, $0.2 million is recorded as a deferred tax liability and the remaining appreciation in market value of $0.4 million, which represents the appreciation of market value from December 31, 2005 to February 9, 2006, which was the period through which the Company did not qualify for hedge accounting, is recorded in other expense.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d - 15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of September 30, 2006, pursuant to Exchange Act Rule 13a-l5. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2006 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control structure, policies and procedures for the nine months ended September 30, 2006, that could significantly affect our internal control over financial reporting, or be reasonably likely to materially affect our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 8 in the Notes to Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in our Form S-4. There have been no material changes from risk factors previously disclosed in our Form S-4.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Thomas A. Tolworthy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Cosmo La Forgia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2006.

VS HOLDINGS, INC.

By:	/s/ Thomas A. Tolworthy
Thomas A. Tolworthy Chief Executive Officer

By	/s/ Cosmo La Forgia
Cosmo La Forgia Vice President of Finance

CERTIFICATIONS

Exhibit No.	Description

31.1	Certification of Thomas A. Tolworthy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Cosmo La Forgia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.