Form 10-K
period 2006-12-30
VS HOLDINGS, INC.
filed 2007-03-30
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

As of March 30, 2006, VS Holdings, Inc. had no shares of preferred stock Series A shares outstanding and 100 shares of common stock outstanding. VS Parent, Inc. owns 100% of the registrant’s equity.

Forward-Looking Statements

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). VS Holdings, Inc. (“Holdings”), Vitamin Shoppe Industries Inc. (“VSI”) and VS Direct Inc. (“Direct,” and, together with Holdings and VSI, the “Company,” “we,” “us” or “our”) caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, results from acquisitions, revenue, working capital, liquidity, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements.” You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The “forward looking statements” contained in this report are made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Other Information.” Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the VMS industry, continued demand from the primary markets the Company serves, the availability of raw materials, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. See “Item 1A – Risk Factors” for further discussion.

The Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

PART I

Unless the context requires otherwise, references in this annual report on Form 10-K to the “Company,” “we,” “us” and “our” refers to VS Holdings, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc. References to “VMS” mean vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. References to “Fiscal” or “Fiscal Year” mean the fifty-three weeks ended December 31, 2005 or fifty-two weeks ended all other years for the dates indicated.

Item 1.	Business

Overview of our Company

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. We are second in overall sales among national vitamin, mineral and supplement specialty retailers, and offer the greatest variety of products with over 8,500 SKUs offered in our stores with an additional 11,500 SKUs available for our direct sales orders, versus 1,900 SKUs offered by our leading competitor. In addition, we operate the largest retail stores among the leading retailers in the VMS industry, which average 3,600 square feet, and are at least double that of our two leading competitors. As of December 30, 2006, we operated 306 stores located in 29 states and the District of Columbia and sell direct to consumers through our nationally circulated catalog and our Web site, www.vitaminshoppe.com. We target the dedicated, well-informed VMS consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. Within our selection of over 20,000 SKUs, we offer over 400 national brands, including our best value Vitamin Shoppe and BodyTech private label brands. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty VMS retailers, supermarkets, chain drug stores or mass merchants, which we believe drives customer traffic and creates a loyal customer base.

Segment Information

We sell our products through two business segments: retail, which is our retail store format, and direct, which consists of our catalog and internet formats.

Retail. We believe we operate a unique retail store format in the VMS industry, which has been successful in diverse geographic and demographic markets, ranging from urban locations in New York City to suburban locations in Plantation, Florida and Manhattan Beach, California. Our stores carry a broad selection of VMS products and are staffed with experienced and knowledgeable associates who are able to educate our customers about product features and assist in product selection.

Since the beginning of 2003, we have aggressively pursued new store growth. From this time through Fiscal 2006 we opened 180 new stores, expanding our presence in our existing markets as well as entering new markets such as California, Texas and Illinois. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

Direct. Our direct segment consists of our catalog and internet operations from our Web site, www.vitaminshoppe.com. The direct segment enables us to service customers outside our retail markets and provides us with data that we use to assist us in the selection of future store locations.

Our catalog is mailed each month to our catalog customers contained in our Frequent Buyer Program database. Our catalog is currently designed to appeal to the dedicated, well-informed VMS consumer and includes a broad assortment of approximately 12,000 to 14,000 of our most popular SKUs. Our Web site offers our customers online access to our full assortment of over 20,000 SKUs. In 2006, over 8.2 million customers visited our Web site. Beginning in Fiscal 2005, we implemented numerous features and enhanced functionality to our Web site that we believe has simplified and improved our customers’ shopping experience. We have continued these efforts in Fiscal 2006 and will continue to do so in future periods. In addition, we mail out approximately 2.4 million catalogs throughout the year to prospective customers and non-active customers in our Frequent Buyer Program database.

History

Our Company began as a single store in New York, New York in 1977. Our Vitamin Shoppe branded products were introduced in 1989. We were acquired in November 2002 by Bear Stearns Merchant Banking Partners II, L.P. and its affiliated entities (collectively, “BSMB”) and other investors.

Industry

The U.S. nutritional supplements industry is large and highly fragmented. In 2005, no single industry participant accounted for more than 10% of total industry sales. Industry participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail order companies and a variety of other smaller participants. The nutritional supplements sold through these channels are divided into the following major product categories: vitamins, minerals, herbs, supplements, sports nutrition and weight management. Most supermarkets, drugstores and mass merchants have narrow nutritional supplement product offerings and less knowledgeable sales associates than specialty retailers. We believe that these industry participants’ share of the nutritional supplements market over the last five years has remained relatively constant.

The U.S. nutritional supplements industry was a $21.3 billion retail market in 2005 (Nutrition Business Journal, December 2006). The industry underwent a period of rapid expansion during the 1990s, and grew at a compound annual growth rate of approximately 9% between 1990 and 2005. However, industry sales growth slowed in 2004 (2.9% growth) due to a significant reduction in the weight management category as a result of a decline in demand for low carb products, the ban of ephedra based products in April 2004 by the U.S. Food and Drug Administration and a reduction in major new product introductions. In 2005 the industry resumed some of its earlier robust pace and grew approximately 4.5%, bringing it closer to the 15 year average. According to the Nutrition Business Journal, the market is projected to grow at a 3% to 5% compound annual growth rate between 2006 and 2008. Positive industry trends include an aging U.S. population, rising healthcare costs and the increased use of preventive measures and increasing focus on diet and fitness.

Competitive Strengths

We believe the following strengths have enabled us to achieve strong financial results relative to our competitors, and position us to capitalize on the favorable demographic, healthcare and lifestyle trends affecting our industry:

Leading Market Positions. We are one of the leading specialty retailers of VMS products in the United States. Since our inception in 1977, we have competed successfully against every major retailer in the VMS industry, as evidenced by our profitable store growth. We believe our leading market positions are a result of our premium store locations, extensive product selection, value-added customer service and competitive pricing.

Extensive Product Selection with a Focus on Our Private Label Brand. We believe we market the broadest product selection in the VMS industry with over 20,000 SKUs from over 400 national brands, including our best value Vitamin Shoppe and BodyTech private label brands. Our national brands include recognized brands such as Twinlab®, Solgar®, Country Life®, Nature’s Way® and Solaray®, and brands that are less widely distributed such as Garden of Life®, New Chapter®, and Life Extension™. Our best value Vitamin Shoppe and BodyTech branded products, with over 1,200 SKUs, offer our customers an attractive alternative to higher-priced national brands and have become an established alternative to national branded products. In 2006, Vitamin Shoppe and BodyTech branded products accounted for approximately 31% of our net sales and generated a gross margin greater than that of the national brands we sell. Our broad product offering differentiates us from our competitors and enables us to offer our customers a selection of products for their health and wellness needs that we believe is not readily available at other specialty VMS retailers, supermarkets, chain drug stores or mass merchants. In addition, our broad product offering minimizes our dependence on any one product or vendor. In 2006, no single product sub-category accounted for more than 4% of our net sales.

Premium Real Estate. We believe that our store locations are integral to our success. We target retail sites that are located in high traffic areas, have easy access and good visibility from major roadways and convenient parking. In addition, our store base is relatively young, minimizing near-term capital expenditure requirements. Our premium real estate locations serve as an effective form of new customer acquisition, thereby reducing the need for conventional advertising costs and the need to cluster stores to achieve economies of scale.

High-Quality and Loyal Customer Base. Our customer base is mainly comprised of consumers who proactively manage their long-term health and wellness, are under 60 and have household incomes in excess of the national average. According to U.S. Census Data, the median household income in the United States for 2005 was slightly under $46,500. An A.C. Nielsen survey commissioned by us reflected that there are almost twice as many households in our customer base with income greater than $70,000 than in the general United States household population, and there are 43% more households in our customer database with income between $50,000-$70,000, than in the general United States household population. Through our Frequent Buyer Program we maintain a detailed customer database. We cultivate customer loyalty through targeted marketing programs and our low pricing strategy.

Value-Added Customer Service. We place a strong emphasis on employee training and customer service. We train our associates through Vitamin Shoppe University, a web-based interactive training program which includes online courses on product knowledge, customer engagement and management skills. All online courses contain “on the floor” exercises in which the associates learn from other associates, customers, and their managers. Associates are evaluated through a written test as well as supervisor observation and evaluation of the associate’s use of new skills. Through Vitamin Shoppe University, store managers complete a workshop series on management skills and our Company’s major objectives. In addition, each day, the store manager is provided a leader’s guide to train their team on product knowledge and information on the latest trends and news. Our stores and call center are staffed with highly experienced and knowledgeable associates, many of whom are regular and informed VMS consumers. To further educate our customers, our stores are equipped with “Health Notes,” a third-party health and wellness information database, as well as a library whereby our customers can freely read health related literature and borrow books for up to two weeks. In addition, we are continuing to offer an increased number of courses through our Vitamin Shoppe University, to provide our associates with a growing body of learning material so as to be able to provide greater assistance to our customers.

High Degree of Stable and Recurring Sales. We believe our loyal customer base results in stable and recurring sales. The vast majority of our retail sales come from repeat customers who participate in our Frequent Buyer Program and purchase a wide variety of our products. Our products typically have broad consumer appeal, are purchased by consumers interested in proactively managing their long-term health and wellness and have long life cycles.

Business Strategy

We intend to continue to pursue the following key strategies to drive customer traffic and grow our sales:

•

enhance our customers’ shopping experience by continuing to offer a broad selection of VMS products and providing them with a convenient shopping experience, value-added customer service and low prices. We have begun and continue to offer more organic “Functional” foods and health-food varieties, such as breakfast foods, including high-protein oatmeal, and “Superfoods” such as green-food products. We doubled the offering in our Functional and Superfood food category from January 2004 to December 30, 2006. We review our product mix on an ongoing basis, adding SKUs in areas we believe are growing and removing items waning in popularity such as low-carb foods. As a result, we add approximately 1,500 new SKUs per year and remove approximately the same number;

•

utilize our extensive customer database to improve customer loyalty, facilitate direct marketing and increase cross-sell opportunities. In addition, over the past 24 months we have increased both the number of emails sent to our customers and the number of email addresses in our database by approximately 400%, with the majority of information being obtained from our Frequent Buyer information queries;

•

continue to invest in associate training and provide employees with opportunities to grow within our Company. In 2005 we held our first product education conference, attended by our store and district managers, and a large body of our vendors. We held our second conference in 2006, and it is our current plan to continue this conference as an annual event. In addition, we have increased the number of courses available through our Vitamin Shoppe University, which currently offers over 20 hours of total training time;

•

increase sales of our direct business segment by enhancing the features and functionality of our Web site and providing our customers with a more personalized shopping experience. Early in fiscal 2006 we implemented a new Web platform thereby increasing our customer tracking and marketing ability and allowing us, among other things, to track purchases by customer. In addition, we have increased our paid key word search terms approximately fourfold, and have had these search terms added to various shopping search engines; and

•

increase sales and profitability through the maturation of the 180 stores we opened since the beginning of 2003 through Fiscal 2006. In Fiscal 2006, comparable stores outperformed their business plans, resulting in a 6.6% increase in comparable store sales (a store is included in the comparable store sales calculation after 410 days of operations). The increase in our store base has increased shopping convenience to our customers, and we plan to selectively open approximately 30 to 40 new stores per year over the next few years.

Retail Stores

We believe we operate a unique retail store format in the VMS industry by locating our retail stores in high-traffic areas, instead of a mall-based retail format similar to our competitors. Many of our stores are freestanding, which further enhance store visibility. Our retail store format has been successful in diverse geographic and demographic markets, ranging from urban locations in New York City to suburban locations in Plantation, Florida and Manhattan Beach, California. Our stores carry a broad selection of VMS products and are staffed with highly experienced and knowledgeable associates who are able to educate our customers about product features and assist in product selection.

Store Counts and Locations

There were 306 and 275 retail stores open in the United States as of December 30, 2006 and December 31, 2005, respectively. We plan to open approximately 30 to 35 new stores in Fiscal 2007. The following table shows the change in our network of stores for the Fiscal Years 2002 through 2006:

	Fiscal Year
	2006	2005	2004	2003	2002
Stores open at beginning of year	275	234	174	128	103
Stores opened	32	41	61	46	25
Stores closed	(1)	–	(1)	–	–

Stores open at end of year	306	275	234	174	128

Our stores typically require three to four years to mature, generating lower store level sales and store contribution in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin. As our recently opened stores mature, we expect them to contribute meaningfully to our sales and store contribution. The following table reflects our current store count by state:

State	Stores Opened at December 30, 2006	State	Stores Opened at December 30, 2006
Alabama	1	Michigan	9
Arizona	5	Nevada	1
California	40	New Jersey	20
Colorado	5	New York	51
Connecticut	7	North Carolina	9
Delaware	2	Ohio	8
District of Columbia	1	Oregon	3
Florida	32	Pennsylvania	10
Georgia	8	South Carolina	4
Idaho	1	Tennessee	5
Illinois	16	Texas	23
Indiana	3	Vermont	1
Louisiana	2	Virginia	14
Maryland	11	Washington	2
Massachusetts	9	Wisconsin	3

		Total	306

As of March 15, 2007, we leased the property for all of our 314 stores. Our typical lease terms are ten years, with one to two five-year renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for our stores, nine expire in Fiscal 2007, 18 expire in Fiscal 2008, 28 expire in Fiscal 2009, 17 expire in Fiscal 2010, 18 expire in Fiscal 2011, and the balance expire in Fiscal 2012 or thereafter. We have options to extend most of these leases for a minimum of five years.

In April 2004, we consolidated our existing warehouse and distribution centers and corporate headquarters into a new, leased, 230,000 square-foot state-of-the-art facility. The initial lease term for the facility is for 12 years, with two five-year renewal options.

We believe that all of our current facilities are in good condition and are suitable and adequate for our current and reasonably anticipated future needs.

Other

We organize our products by category enabling easy comparisons between different brands within each product sub-category, including our Vitamin Shoppe and Bodytech private label brands. In addition, our stores are staffed with highly experienced and knowledgeable associates, many of whom are regular and informed VMS consumers. Our associates are trained to educate our customers about product features and assist our customers in product selection. To further educate our customers, our stores are equipped with Health Notes, as well as a library whereby our customers can freely read health related literature and borrow books for up to two weeks.

Products

We offer a broad selection of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products with over 20,000 SKUs from over 400 national brands. Our products are sold under our Vitamin Shoppe and BodyTech brand names, including Ultimate Man, Ultimate Woman and Whey Tech, and under nationally recognized third-party brand names, including Solgar®, Twinlab®, EAS® and Nature’s Way®. This variety is designed to provide our customers with a vast selection of products to fit their specific needs. Sales of our Vitamin Shoppe and BodyTech branded products account for approximately 31% of our net sales.

Key Product Categories

Based on data collected from our merchandise systems, below is a comparison of our net merchandise sales by major product category and the respective percentage of our total net merchandise sales for the period shown:

Product Category	Fiscal 2006		Fiscal 2005		Fiscal 2004
	Dollars	%	Dollars	%	Dollars	%
Vitamins, Minerals and Herbs	$184,281	38%	$150,690	35%	$131,139	34%
Supplements and Sports Nutrition	250,332	52%	231,058	53%	198,453	52%
Other	47,689	10%	50,804	12%	53,150	14%

Total	482,302	100%	432,552	100%	382,742	100%
Delivery Revenue	3,724		3,911		4,615

	$486,026		$436,463		$387,357

Vitamins and Minerals

Vitamins and minerals are taken to maintain health, proactively to improve health and in support of specific health conditions. These products help prevent nutrient deficiencies that can occur when diet alone does not provide all the necessary vitamins and minerals our bodies need. The vitamin and mineral product category includes multi-vitamins, which many consider to be a foundation of a healthy regime, lettered vitamins, such as Vitamin A, C, D, E, and B-complex, along with major and trace minerals such as calcium, magnesium, chromium and zinc. With over 4,000 SKUs, a wide range of potency levels and multiple delivery systems, our customers have many choices to fit their individual needs. Our vitamin and mineral products are available in tablets, capsules, vegi-capsules, softgels, gelcaps, liquids and powders.

Herbs

Herbs offer a natural remedy and are taken to address specific conditions. Certain herbs can be taken to help support specific body systems, including ginkgo to support brain activity and milk thistle to help maintain proper liver function, as well as other less common herbs such as holy basil for stress relief, turmeric for inflammation support and black cohosh for menopause support. Herbal products include whole herbs, standardized extracts, herbs designed for single remedies, herb combination formulas and teas. With over 7,000 SKUs, a wide range of potency levels and multiple delivery systems, our customers have many choices to fit their individual needs. Our herb products are available in tablets, capsules, vegi-capsules, soft gels, gelcaps, liquids, tea bags and powders.

Supplements

Supplements help supply higher levels of nutrients than diet alone can provide, help people stay healthy, and support specific conditions and life stages such as childhood, pregnancy, menopause and aging. Categories of supplements include essential fatty acids, probiotics and condition specific formulas. Certain supplements, such as organic greens, psyllium fiber and soy proteins, are taken for added support during various life stages and are intended to supplement vital nutrients absent in an individual’s diet. Flax seed oils and folic acid are specifically useful during pregnancy. Super antioxidants, such as coenzyme Q-10, grapeseed extract and pycnogenol, are taken to address specific conditions. High ORAC (oxygen radical absorptive capacity) fruit concentrates like gogi, mangosteen, pomegranate and blueberry are taken to supplement high levels of natural nutrients not available in modern diets. Other specialty supplement formulas are targeted to support specific organs, biosystems and body functions. For example, we offer Ultimate Memory Aid for brain function, Sleep Naturally for sleeplessness and various enzyme combinations for other support systems. We offer over 5,000 supplement SKUs available in tablets, capsules, vegi-capsules, soft gels, gelcaps, sublingual and liquid forms.

Sports Nutrition

Our sports nutrition consumers are looking for products to help maintain or supplement a healthy lifestyle. These products are used in conjunction with cardiovascular conditioning, weight training and sports activities. Major categories in sports nutrition include protein and weight gain powders, meal replacements, nutrition bars, sport drinks and pre and post-workout supplements to either add energy or enhance recovery after exercise. Our sports nutrition products are offered in many convenient forms such as powders, tablets, capsules, soft gels and liquids. Our sports nutrition consumers include the sports enthusiast, weekend warrior, endurance athlete, marathoner and serious bodybuilder, as well as those seeking to maintain a healthy fitness level. We offer over 2,000 SKUs in sports nutrition.

Other

Our “Other” category represents all other product classifications we stock that do not fit within the previously described categories. These products include natural beauty and personal care, natural pet food, supplements and diet and weight management. Natural beauty and personal care products offer an alternative to traditional products that often contain synthetic and/or other ingredients that our customers find objectionable. We offer over 2,000 SKUs for our other category. Our customers choose these products over more traditional products because they contain organic and natural ingredients, are produced without the use of pesticides or animal testing and are more closely aligned with the health and wellness goals of our customers. Our wide variety of diet and weight management products range from low calorie bars, drinks and meal replacements to energy tablets, capsules and liquids. Our natural pet products include nutritionally balanced foods and snacks along with condition specific supplements such as glucosamine for joint health.

Access to New Products and New Product Development

A key component of customer satisfaction is the introduction of new products. We identify customer trends through interactions with our customers, attending trade shows, contacting vendors and generally being active within the marketplace. We maintain close relationships with our third party branded manufacturers, which allows us to be at the forefront of introducing new third-party branded products within the industry. In addition, we maintain a product development group that is staffed with employees who oversee our development of new Vitamin Shoppe branded products. During the past three Fiscal years, we focused on, and will continue to focus on, developing Vitamin Shoppe branded product offerings for beauty care, condition-specific and branded blended specialty supplements (which are designed to assist with certain conditions, for example, sleep difficulties) and functional foods and beverages (offering further benefits beyond nourishment and hydration, such as additional vitamins and minerals). We are also focusing on enhancing our Vitamin Shoppe branded product offerings under our Bodytech label as we see a significant opportunity for expansion in the sports nutrition category. We incurred $1.9 million, $2.0 million and $1.7 million of research and development costs for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively.

Suppliers and Inventory

Nature’s Value, Inc. is the only supplier from whom we purchased at least 5% of our merchandise during Fiscal 2006, 2005 and 2004. We purchased approximately 12%, 13%, and 10% of our total merchandise from Nature’s Value, Inc. in Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively.

We consider numerous factors in supplier selection, including, but not limited to, quality, price, credit terms, and product offerings. As is customary in our industry, we generally do not have long-term contracts with any supplier and most suppliers may discontinue selling to us at any time.

We strive to maintain sufficient inventory to enable us to provide a high level of service to our customers. Inventory, accounts receivable and accounts payable levels, payment terms and return policies are in accordance with standard business procedures. We maintain a distribution center which we use in conjunction with a just-in-time inventory ordering system that we use to replenish our stores based upon customer demand of a given product or products. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $165,000 in cost for each of our stores, a portion of which is vendor-financed based upon agreed credit terms, with the remainder being purchased in cash. Sixty day payment terms are extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital. We believe that our buying power enables us to receive favorable pricing terms and enhances our ability to obtain high demand merchandise.

Warehouse and Distribution

Our state of the art warehouse facility provides operating space of approximately 230,000 square feet and gives us great control over supervision costs and distribution center related inventory levels. In addition, through a combination of improved technology, processes, controls and layout, we have greatly improved our pick accuracy rates and net inventory accuracy rates. We believe our facility is more than sufficient to support our growth over the next few years. We currently operate two shifts, seven days a week, and have the ability to expand our schedule and capacity to meet future demand in our facility. We use our own delivery fleet to service approximately 60 of our retail stores in New York and New Jersey, and multiple regional carriers to serve our other retail markets.

Effective December 26, 2004 (the beginning of Fiscal 2005), we implemented a change in accounting for costs included in inventory. The change relates to capitalizing freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and distribution facility, including payroll. These costs were previously expensed as incurred in cost of goods sold and are now treated as inventory product costs which are expensed as inventory is sold. Freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and the distribution facility are includable in inventory because they directly relate to the acquisition of goods for resale by us. We have determined that it is preferable to capitalize such costs into inventory because it better represents the costs incurred to prepare inventory for sale to the end user, shows better comparability with other retailers and will improve the management and planning of inventory. As a result, we recorded the cumulative effect of accounting change of $2.3 million in income (net of tax provision of $1.6 million) upon adoption.

Regulatory and Quality Control

The Food and Drug Administration (“FDA”) is the regulatory authority charged with overseeing the products marketed by us and the products found in our stores. The Federal Trade Commission (“FTC”) regulates the advertising of the products marketed by us and the products found in our stores.

Our Scientific and Regulatory Affairs (“S&RA”) department reviews all aspects of our Company’s FDA and FTC regulatory processes, ensuring compliance with regulations. We have established processes to review the underlying safety and efficacy of our Vitamin Shoppe and Bodytech branded products. These processes include review of the ingredients’ safety information, product formulation, product form, product labeling, the efficacy and claim support for the product and any marketing materials. All consumer communications that deal with product and health issues must be approved by S&RA prior to being disseminated to the public.

We have standard procedures whereby all potential Vitamin Shoppe contract manufacturers are reviewed and approved before they can supply any of our Vitamin Shoppe or BodyTech branded products. In addition, all potential new products are vetted and approved prior to being accepted into our Vitamin Shoppe or BodyTech branded product line.

Our three primary suppliers for our Vitamin Shoppe and BodyTech branded products are Nature’s Values, Inc., Softgel Technologies, Inc. and Swiss Caps USA, Inc., that together produce approximately 85% of our Vitamin Shoppe and BodyTech branded products. We have long-term relationships with our two largest suppliers, each over fifteen years. There are numerous contract manufacturers in our industry and we do not believe it would be difficult to source our products from other vendors, should all of our three primary suppliers cease providing us with supplies. Our relationships with manufacturers require that all Vitamin Shoppe and BodyTech branded products not be adulterated or misbranded under any provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the regulations promulgated thereunder. This includes, but is not limited to, compliance with applicable Good Manufacturing Practices (“GMP”). This means that ingredients in our products must be tested for identity, purity, quality, strength, and composition before being incorporated into our Vitamin Shoppe or BodyTech branded products, and that our final Vitamin Shoppe and BodyTech branded products must again be tested for identity, purity, quality, strength, and composition prior to being released. All products require a certificate of analysis, which includes certification to 100% of label claim.

We have established a standard quality control operating procedure that calls for on-site audits of our contract manufacturers’ facilities and processes, and have established an internal team that will audit each of these facilities and work with us to resolve any noncompliance with proposed GMP regulations. We require that our manufacturers have certificates of analysis (such as for microbe testing and label testing) and conduct annual final product testing at an independent analytical laboratory for every product manufactured for us.

Additionally, we have established standard quality control operating procedures to review vendors of third-party products for their track records on issues such as quality, efficacy and safety, to ensure that all third-party vendors meet the manufacturing and advertising standards required by the regulatory agencies and carry adequate insurance policies to satisfy our standards. We further review each new product proposed to be carried by us to assure the safety of the ingredients. We reject those products that do not comply with the law or contain ingredients that we believe may be unsafe. Our third-party manufacturers and distributors and contract manufacturers deliver finished products to our warehouse and distribution center in New Jersey, which then supplies our retail and direct channels with products.

Frequent Buyer Program

Our Frequent Buyer Program, which we established over 10 years ago, encourages our customers to make repeat purchases and enables us to enhance customer loyalty. The program is open to customers across our two distribution channels and is free of charge to join. Members of the program earn one point for every dollar they spend, starting with the first purchase upon joining the program. If a member accumulates over 100 points between January 1 and December 31 in a calendar year, the member will receive a special credit certificate in January of the following year to use on any single purchase made before March 31 of that year.

We utilize our Frequent Buyer Program database to track customer purchasing patterns across our two business segments, analyze market and industry trends and create targeted merchandising and marketing strategies. In addition, it provides us with customer and demographic data that has been used to assist us in the selection of future store locations.

Marketing

We believe our high quality real estate is one of our primary marketing tools, as we ensure that our stores are located in high-visibility areas. We advertise by including free standing inserts in local newspapers, new store promotional mailings, mailing postcards for offerings and redemption offers and occasional television and radio advertising. We also conduct targeted marketing efforts by mailing coupons to members of our Frequent Buyer Program.

We promote our Vitamin Shoppe and BodyTech branded products through our retail channel by placing the products in strategic and highly visible locations in our stores. Our retail and promotional activities promote our Vitamin Shoppe and BodyTech branded products as the “best value” brand of our in-store products.

Competition

The U.S. nutritional supplements retail industry is highly competitive and fragmented. In 2005, no single retailer accounted for more than 10% of total industry sales. Competition is based primarily on price, quality, product assortment, customer service, marketing support and availability of new products. We compete with publicly and privately owned companies which are highly varied in terms of geographical market coverage and product categories. We compete with other specialty and mass market retailers including Vitamin World®, GNC®, Whole Foods®, Costco® and Wal-Mart®, internet and mail order companies including Puritan’s Pride®, vitacost.com, Bodybuilding.com®and Doctors Trust®, and a variety of independent health and vitamin stores.

Insurance and Risk Management

We purchase insurance to cover standard risks in our industry, including policies to cover general and products liability, workers compensation, travel liability, auto liability and other casualty and property risks. Our insurance rates are based on our safety record as well as trends in the insurance industry.

We face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury. With respect to product liability coverage, we carry insurance coverage typical of our industry and product lines. Our coverage involves self-insured retentions with primary and excess liability coverage above the retention amount. We have the ability to refer claims to our contract manufacturers, third-party vendors and their respective insurers to pay the costs associated with any claims arising from such contract manufacturers’ or third-party vendors’ products. Our insurance covers any claims that are not adequately covered by a contract manufacturer’s or third-party vendor’s insurance and provides for excess secondary coverage above the limits provided by our contract manufacturers or third-party vendors. We believe we have obtained a prudent amount of insurance for the insurable risks associated with our business. Our experience is that our insurance costs have increased in the past, and may increase in the future.

Trademarks and Other Intellectual Property

We believe trademark protection is particularly important to the maintenance of the recognized proprietary brand names under which we market our products. We own material trademarks or trade names that we use in conjunction with the sale of our products, including the Vitamin Shoppe and Bodytech brand names. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods including trademark and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. Our trademark, which is an indefinite lived intangible asset, was $68.2 million at December 30, 2006, and $68.1 million as of December 31, 2005 and December 25, 2004, respectively.

Sales from International Sources

For the last three years, less than 0.5% of our sales has been derived from international sources.

Employees

As of December 30, 2006, we had a total of approximately 1,612 full-time and 1,000 part-time employees, of whom approximately 2,102 were employed in our retail channel and 510 were employed in corporate, distribution and direct channel support functions. None of our employees belongs to a union or is a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.

Environmental

We are subject to numerous federal, state, local and foreign laws and regulations governing our operations, including the handling, transportation and disposal of our products and our non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. Changes in environmental laws or the interpretation thereof or the development of new facts could also cause us to incur additional capital and operation expenditures to maintain compliance with environmental laws and regulations. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties. The presence of contamination from such substances or wastes could also adversely affect our ability to utilize our leased properties. Compliance with environmental laws and regulations has not had a material effect upon our earnings or financial position; however, if we violate any environmental obligation, it could have a material adverse effect on our business or financial performance.

Government Regulation

The formulation, manufacturing, processing, labeling, packaging, advertising and distribution of our products are subject to regulation by several federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the U.S. Department of Agriculture (“DOA”) and the Environmental Protection Agency (“EPA”). These activities are also regulated by various agencies of the states and localities in which our products are sold. Pursuant to the FDCA, the FDA regulates the processing, formulation, safety, manufacture, packaging, labeling and distribution of dietary supplements (including vitamins, minerals, and herbs) and cosmetics. The FTC has jurisdiction to regulate the advertising of these products.

The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA established a new framework governing the composition, safety, labeling and marketing of dietary supplements. “Dietary supplements” are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. New dietary ingredients (i.e., not marketed in the U.S. prior to October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There is no certainty that the FDA will accept any particular evidence of safety for any new dietary ingredient. The FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients.

DSHEA permits “statements of nutritional support” to be included in labeling for dietary supplements without premarket FDA approval. Such statements must be submitted to the FDA within 30 days of marketing and must bear a label disclosure that “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.” Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA were to determine that a particular statement of nutritional support was an unacceptable drug claim or an unauthorized version of a disease claim for a food product, or if the FDA were to determine that a particular claim was not adequately supported by existing scientific data or was false or misleading, we would be prevented from using that claim.

In addition, DSHEA provides that so-called “third-party literature,” e.g. a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not “promote” a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any dissemination could subject our product to regulatory action as an illegal drug. The FDA may adopt in the future the final regulations, proposed on March 13, 2003, regarding GMP in manufacturing, packing, or holding dietary ingredients and dietary supplements, authorized by DSHEA. GMP regulations will require dietary supplements to be prepared, packaged and held in compliance with strict rules, and will require quality control provisions similar to those in the GMP regulations for drugs. We or our third party manufacturers may not be able to comply with any new rules without incurring substantial additional expenses.

The FDA has broad authority to enforce the provisions of the FDCA applicable to foods, dietary supplements, and cosmetics including powers to issue a public warning letter to a company, to publicize information about illegal products, to request a recall of illegal products from the market, and to request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the United States courts. The regulation of foods, dietary supplements and cosmetics may increase or become more restrictive in the future.

Legislation has been passed that imposes substantial new regulatory requirements for dietary supplements. This new law imposes adverse event reporting, and some post-market surveillance requirements on the OTC and dietary supplement industries. Other legislation expected to be introduced in the current Congress could impose new requirements which could raise our costs and hinder our business.

The FTC exercises jurisdiction over the advertising of foods, dietary supplements and cosmetics. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. As a result of our efforts to comply with applicable statutes and regulations, we have from time to time reformulated, eliminated or relabeled certain of our products and revised certain provisions of our sales and marketing program. The FTC has broad authority to enforce its laws and regulations applicable to foods, dietary supplements and cosmetics, including the ability to institute enforcement actions which often result in consent decrees, injunctions, and the payment of civil penalties by the companies involved. Failure to comply with the FTC’s laws and regulations could impair our ability to market our products

Item 1A.	Risk Factors

You should carefully consider the following factors, in addition to other information in this Annual Report on Form 10-K, in evaluating our Company and our business.

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could cause fluctuations in our operating results and could have a material adverse effect on our reputation, resulting in decreased sales.

We are highly dependent upon consumer perception regarding the safety and quality of our products, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by adverse publicity in the form of published scientific research, national media attention or other publicity, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, or questions the benefits of our or similar products or that claims that any such products are ineffective. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular products and may not be consistent with earlier favorable research or publicity. Such research or publicity could have a material adverse effect on our ability to generate sales. For example, sales of some of our products, such as those containing ephedra, were initially strong, but decreased as a result of negative publicity and an ultimate ban by the FDA. As a result of the above factors, our operations may fluctuate significantly from quarter-to-quarter and year to year.

Our failure to appropriately respond to changing consumer preferences and demand for new products and services could significantly harm our customer relationships and sales.

Our business is subject to changing consumer trends and preferences. Our failure to accurately predict or react to these trends could negatively impact consumer opinion of us as a source for the latest products, which in turn could harm our customer relationships and cause us to lose market share. The success of our new product offerings depends upon a number of factors, including our ability to:

•	anticipate customer needs;

•	innovate and develop new products;

•	successfully commercialize new products in a timely manner;

•	price our products competitively;

•	deliver our products in sufficient volumes and in a timely manner; and

•	differentiate our product offerings from those of our competitors.

If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could have a material adverse effect on our sales and operating results.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, sales and operating income.

As a retailer and direct marketer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury or include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. Most of our products are vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. While we attempt to manage these risks by obtaining indemnification agreements and insurance, our insurance policies may not be sufficient and/or counterparties may not satisfy their commitments to us. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our financial performance.

We may not be able to obtain insurance coverage in the future at current rates.

Our current insurance program is consistent with both our past level of coverage and our risk management policies. While we believe we will be able to obtain product liability insurance in the future, because of increased selectivity by insurance providers we may only be able to obtain such insurance at increased rates and/or with reduced coverage levels which could reduce our income from operations.

Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our operating income.

The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, FTC, the DOA and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost sales and increased costs to us. The FDA may not accept the evidence of safety for any new ingredients that we may want to market, may determine that a particular product or product ingredient presents an unacceptable health risk, may determine that a particular statement of nutritional support on our products, or that we want to use on our products, is an unacceptable drug claim or an unauthorized version of a food “health claim,” or the FDA or the FTC may determine that particular claims are not adequately supported by available scientific evidence. Any such regulatory determination would prevent us from marketing particular products or using certain statements on our products which could adversely affect our sales of those products. The FDA also could require us to remove a particular product from the market. For example, in April 2004, the FDA banned the sale of products containing ephedra. We stopped selling ephedra-based products in June 2003. Sales of products containing ephedra amounted to approximately $10.9 million, or 4% of our net sales, in 2002. Any recall or removal of products we sell could result in additional costs to us and the loss of future sales from any products that we are required to remove from the market. Any such product recalls or removals could also lead to liability and substantial costs. Delayed product introduction, product recalls or similar issues as a result of governmental regulation may arise from time to time, which may have a material adverse effect on our sales and operating results.

In addition, from time to time, Congress, the FDA, the FTC or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable to us or impose more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect additional governmental regulation, when and if it occurs, would have on our business in the future. Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any such developments could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations. For example, legislation has been introduced in Congress to, among other things, impose substantial new regulatory requirements for dietary supplements, including adverse event reporting, post-market surveillance requirements, FDA market reviews of dietary supplement ingredients, safety testing and records inspection. If enacted, new legislation could raise our costs and negatively impact our business. In addition, the FDA may adopt the proposed rules on GMP in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which will apply to the products we distribute. These regulations will require dietary supplements to be prepared, packaged and held in compliance with stricter rules, and will require quality control provisions similar to those in the GMP regulations. We or our third-party manufacturers may not be able to comply with the new rules without incurring additional expenses, which could be significant.

We rely on contract manufacturers to produce all of the Vitamin Shoppe and Bodytech branded products we sell. Disruptions in our contract manufacturers’ systems or losses of manufacturing certifications could adversely affect our sales and customer relationships.

Our contract manufacturers produce 100% of our Vitamin Shoppe and Bodytech branded products. Any significant disruption in those operations for any reason, such as regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or threats of terrorism could adversely affect our sales and customer relationships.

A shortage in the supply of key raw materials could adversely affect our business.

Our products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices our contract manufacturers and third-party manufacturers charge us for our Vitamin Shoppe and BodyTech branded products and third-party products. Raw material prices may increase in the future and we may not be able to pass on such increases to our customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In addition, if we no longer are able to obtain products from one or more of our suppliers on terms reasonable to us or at all, our revenues could suffer. We currently purchase approximately 12% of our total merchandise from Nature’s Value, one of the suppliers of our Vitamin Shoppe and BodyTech branded products. Events such as the threat of terrorist attacks or war, or the perceived threat thereof, may also have a significant impact on raw material prices and transportation costs for our products.

We rely on a single warehouse and distribution facility to distribute all of the products we sell. Disruptions to our warehouse and distribution facility or an increase in fuel costs could adversely affect our business.

Our warehouse and distribution operations are concentrated in a single location adjacent to our corporate headquarters in New Jersey. Any significant disruption in our distribution center operations for any reason, such as a flood, fire or hurricane, could adversely affect our product distributions and sales until such time as we are able to secure an alternative distribution method.

Our new store base, or any stores opened in the future, may not achieve sales and operating levels consistent with our mature store base on a timely basis or at all. In addition, our growth strategy includes the addition of a significant number of new stores each year. We may not be able to successfully implement this strategy on a timely basis or at all.

Since the beginning of 2003, we have aggressively pursued new store growth by opening 180 new stores through Fiscal 2006 in existing and new markets. Historically, our new stores have reached sales that are consistent with our mature stores over the course of a three to four year period. New stores opened since the beginning of 2003, or any new stores to be opened in the future, may not achieve sales and operating levels consistent with our mature store base in this time frame or at all. The failure of our new store base to achieve sales and operating levels consistent with our mature store base on a timely basis will have an adverse effect on our financial condition and operating results.

In addition, our growth continues to depend, in part, on our ability to open and operate new stores successfully. The success of this strategy depends upon, among other things, the identification of suitable sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our proposed expansion will also place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, our new store openings may result in reduced net sales volumes in the direct channel, as well as in our existing stores in those markets. We expect to fund our expansion through cash flow from operations and, if necessary, by borrowings under our new credit facility. If we experience a decline in performance, we may slow or discontinue store openings. If we fail to successfully implement these strategies, our financial condition and operating results may be adversely affected.

We operate in a highly competitive industry. Our failure to compete effectively could adversely affect our sales and growth prospects.

The U.S. nutritional supplements retail industry is a large and highly fragmented industry. In 2005, no single industry participant accounted for more than 10% of total industry sales. We compete primarily against other specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations and mail order companies. This market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. As certain products become more mainstream, we experience increased competition for those products. For example, as the trend in favor of low carb products developed, we experienced increased competition for our low carb products from supermarkets, drug stores, mass merchants and other food companies. Increased competition from companies that distribute through retail or wholesale channels could have a material adverse effect on our financial condition and results of operations. Certain of our competitors may have significantly greater financial, technical and marketing resources than we do. In addition, our competitors may be more effective and efficient in introducing new products. We may not be able to compete effectively, and any of the factors listed above may cause price reductions, reduced margins and losses of our market share.

If we fail to protect our brand name, competitors may adopt tradenames that dilute the value of our brand name.

We may be unable or unwilling to strictly enforce our trademark in each jurisdiction in which we do business. In addition, because of the differences in foreign trademark laws concerning proprietary rights, our trademarks may not receive the same degree of protection in foreign countries as they do in the United States. Also, we may not always be able to successfully enforce our trademarks against competitors, or against challenges by others. Our failure to successfully protect our trademarks could diminish the value and efficacy of our past and future marketing efforts, and could cause customer confusion, which could, in turn, adversely affect our sales and profitability. Moreover, we may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling or using some aspect of our products.

Our business could be adversely affected if it is unable to successfully negotiate favorable lease terms.

As of March 15, 2007, we leased 314 stores along with our corporate headquarters and distribution facility. The store leases are generally for a term of ten years and we have options to extend most leases for a minimum of five years. Our corporate headquarters and distribution facility has a 12 year lease term with two five-year renewals. Our business, financial condition, and operating results could be adversely affected if we are unable to continue to negotiate profitable lease and renewal terms.

Our success depends on our executive officers and other key personnel.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and other key personnel. The loss of the services of any of our executive officers, particularly Thomas A. Tolworthy, our Chief Executive Officer, could have a material adverse effect on our operations. Our future success will also depend on our ability to attract and retain qualified personnel and a failure to attract and retain new qualified personnel could have an adverse effect on our operations. We do not currently maintain key person life insurance policies with respect to our executive officers or key personnel.

Our substantial indebtedness could adversely affect our financial health.

We have a significant amount of indebtedness. Our substantial indebtedness could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic, industry and competitive conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of March 15, 2007, there were 314 retail stores open in the United States. See “Item 1 - Business—Store Counts and Locations” for additional information on the growth in our network of stores for Fiscal 2002 through 2006 and the location of our stores as of December 30, 2006. As of March 15, 2007, we leased the property for all of our 314 stores. We do not believe that any individual store property is material to our financial condition or results of operation. Of the leases for our stores, nine expire in Fiscal 2007, 18 expire in Fiscal 2008, 28 expire in Fiscal 2009, 17 expire in Fiscal 2010, 18 expire in Fiscal 2011, and the balance expire in Fiscal 2012 or thereafter. We have options to extend most of these leases for a minimum of five years.

Our corporate offices, along with our warehouse and distribution center, are housed in one state-of-the-art facility. The initial lease term for the facility, entered into in Fiscal 2002, was for 15 years, with two five-year renewal options.

We believe that all of our current facilities are in good condition and are suitable and adequate for our current and reasonably anticipated future needs.

Item 3.	Legal Proceedings

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

David Beauford, Jonathan Opris and Leonard Tyler, Jr. v. Vitamin Shoppe Industries Inc. On July 13, 2005 plaintiff Beauford, a former store manager, and plaintiff Opris, a former assistant store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations, and violations with respect to meal and rest periods under California law on behalf of store managers and assistant store managers. Plaintiff Tyler, a former store manager and assistant store manager was later added to the case as a named plaintiff. Many of plaintiffs’ allegations are similar to the violations alleged in the Thompson and Perry matter described below, including alleged violations of various provisions of the California Labor Code that would entitle plaintiffs to collect fees under the California “bounty hunter” statute. Discovery in this case is currently stayed pending court approval of the settlement in the Perry case described below.

Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. On August 17, 2005, plaintiff Perry, a former assistant store manager, and plaintiff Vitrano, a current store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations under California law, including, but not limited to, violations related to misclassification of store managers and violations with respect to providing meal and rest periods for store managers and assistant store managers. Plaintiffs’ allegations are similar to the violations alleged in the Thompson and Beauford matters described above. Similarly, as in the Thompson and Beauford matters, plaintiffs seek to bring this action on behalf of themselves and other “similarly situated” current and former California store managers and assistant store managers. On December 20, 2005, the parties engaged in mediation that was facilitated by an experienced third party employment litigation mediator. After a full day session, the parties entered into a Memorandum of Understanding, which was followed by execution of a formal Settlement Agreement. The Company accrued $0.4 million for the proposed settlement in the last quarter of Fiscal 2005. The settlement has received preliminary approval of the Marin County Superior Court, subject to notice to class members and final approval at a later hearing. Approval of the settlement is being opposed by the plaintiffs’ counsel in the other two actions.

The three matters summarized above, though separately filed, seek in primary part the same relief on behalf of the same class of employees. There was also a petition pending to consolidate the three actions which has been denied by the court. If the settlement in the Perry matter is granted final approval by the Court, such settlement will for the most part eliminate the claims in the other two, subject to the rights of individual claimants to elect to not become participants in the class settlement and pursue separate individual claims. As noted above, plaintiff’s counsel in the other two cases have been aggressive in opposing the Perry settlement. On July 7, 2006, such plaintiffs’ counsel filed a new lawsuit against the Company in Orange County, California on behalf of the same plaintiff whom they represent in the Perry case, as well as eight other individuals. The complaint seeks the same relief as is sought in Perry and the other two cases, but appears to do so on behalf of only those nine plaintiffs, as opposed to the larger class. A partial stay of this action is currently in place. The $0.4 million that was accrued and recorded as an expense in the Fiscal 2005 consolidated financial statements was deposited in escrow in April of 2006 where it remains. The amount currently reported is the Company’s best estimate based on the information available at the time of this filing, however, circumstances in the future may alter the outcome of the proposed settlement.

Red Yeast Rice Litigation. By letter dated November 28, 2005, an individual named Lawrence Switzer alleged that certain products sold by our Company containing an ingredient known as red yeast rice violate the California Consumers Legal Remedies Act (“CLRA”) and other California consumer protection laws. Mr. Switzer filed suit in Los Angeles Superior Court on May 19, 2006 against our Company and 15 other manufacturers or retailers of similar products. The principal basis of the claim is that the products contain the chemical lovastatin, which is also the active ingredient in pharmaceutical products, the presence of which Mr. Switzer alleges causes the products to be drugs as opposed to dietary supplements under federal and, derivatively, California law. In addition to alleging violations of the CLRA and other state consumer protection laws, Mr. Switzer also alleges that the products are labeled and marketed in violation of the federal Food, Drug & Cosmetic Act. The case is not brought as a class action; instead, Mr. Switzer claims to be a representative of the public suing for injunctive relief that will benefit the public. He seeks restitution on behalf of all purchasers of the products as well as compensatory damages, punitive damages, and attorneys fees and costs of litigation. There is no claim of personal injury, although Mr. Switzer alleges he was injured by one unidentified product and lost money or property in purchasing each product. As a precaution, in early 2006 we temporarily ceased selling private label products containing red yeast rice until we reformulated and reintroduced the product in June 2006. We continue to sell third party products containing red yeast rice. Along with other defendants, the Company responded with a demurrer that was heard on March 2, 2007. The principal basis of the demurrer was that Mr. Switzer’s claims are preempted by federal laws and that Mr. Switzer is not an appropriate consumer with standing to enforce these consumer protection laws. The Court sustained the demurrer and granted Mr. Switzer 30 days in which to amend his complaint in order to attempt to state a claim. As of December 30, 2006, the Company has not accrued any liabilities related to this litigation due to the uncertainty of the future outcome.

Multivitamins Especially for Women Litigation. On January 19, 2007, media reports noted that an organization called Consumerlab.com had tested various nutritional supplements and found the Company’s private label brand of Multivitamins Especially for Women (the “Product”) to contain less calcium than specified on the product label and to contain levels of lead that are above the Company’s acceptable parameters. As a precaution, the Company voluntarily and temporarily ceased selling the Product pending an internal investigation and offered a full refund for those have purchased the Product. On January 22, 2007, plaintiffs Angelique Odum and Sharilyn Castro, represented by different counsel, filed separate lawsuits against the Company in U.S. District Court for the Central District of California and for the Southern District of California, respectively. On March 7, 2007, plaintiffs Sara Pineda and Zara Jellicoe, both represented by other counsel, filed a third lawsuit in the U.S. District Court for the Northern District of California. The Odum and Castro suits allege violations of the California Consumers Legal Remedies Act (“CLRA”) and other California consumer protection laws. The Castro complaint also alleges various common law torts. The Pineda/Jellicoe suit alleges violations of California’s Unfair Competition and False Advertising Laws, but not the CLRA. The Odum, Castro and Pineda/Jellicoe plaintiffs all claim to represent a class of California consumers who purchased the Product and their complaints are premised on the factual allegations stated in the prior media reports. The Company was served with the Odum complaint on January 24, 2007, but the action has been stayed until April 23, 2007. The Company has not yet been served with the Castro or Pineda/Jellicoe complaints. On March 9, 2007, a fourth plaintiff , Elena Klyachman, filed a purported national class action complaint against the Company, and its affiliates VS Direct, Inc., VS Holdings, Inc., and VS Parent, Inc., along with the Company’s supplier of the Product, Nature’s Value, Inc., in the Superior Court of New Jersey for Bergen County. The Klyachman complaint is based on the same general allegations about the Product as the earlier complaints, but alleges violations of the New Jersey Consumer Fraud Act, common law, statutory and common law warranties, the Uniform Commercial Code and the federal Magnusson Moss Act on behalf of all persons in the United States who purchased the Product. The Company was served with the Klyachman Complaint on March 21, 2007. All plaintiffs seek restitution on behalf of purchasers of the Products as well as an injunction and attorneys fees and costs of litigation. The Castro complaint also seeks actual and punitive damages, and the Klyachman complaint seeks actual, treble, and punitive damages. There is no claim of personal injury in any of the actions. The Company is continuing its investigation so it may respond to Plaintiffs’ claims. At this time it is premature to address any potential loss as a result of these cases, or the amount or range of potential loss.

Serge Torossian v. Vitamin Shoppe Industries Inc., and Erik J. Khorovsky v. The Vitamin Shoppe, and Vitamin Shoppe Industries, Inc. Plaintiffs Torossian and Khorovsky each filed a class action suit in the U.S. District Court for the Central District of California on January 22, 2007 and February 12, 2007, respectively. The suits allege that the defendants violated a requirement in the Federal Fair Credit Reporting Act which prohibits merchants from providing consumers with a credit card receipt on which more than the last five digits of the card account number or the expiration date of the credit card are printed. Both complaints seek monetary damages and attorney’s fees and the Khorovsky Complaint also seeks injunctive relief. These cases currently are in the preliminary stages of litigation. The Company intends to defend the lawsuits vigorously. At this time it is premature to address any potential loss as a result of these cases, or the amount or range of potential loss.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during our fiscal year ended December 30, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

We have derived the selected financial data presented below from our audited consolidated financial statements for the Fiscal Years ended December 30, 2006, December 31, 2005, December 25, 2004, December 27, 2003, the 36-day period ended December 28, 2002, and for Vitamin Shoppe Industries Inc. prior to the acquisition of our company by BSMB and other investors (the “Predecessor”) for the period from January 1, 2002 to November 22, 2002. Financial results for Fiscal 2005 are based on a 53-week period, while financial results for all other periods are based on a 52-week period. The selected financial information presented below should be read in conjunction with such consolidated financial statements and notes included herein and in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended					Predecessor
	December 30, 2006	December 31, 2005	December 25, 2004	December 27, 2003	Nov. 23 - Dec. 28, 2002	Jan. 1 - Nov. 22, 2002
	(data presented in thousands, except for the number of stores)
Statement of Operations Data:
Net sales	$486,026	$436,463	$387,357	$331,221	$27,979	$246,611
Cost of goods sold	326,523	290,243	258,223	215,009	18,643	152,413

Gross profit	159,503	146,220	129,134	116,212	9,336	94,198
Selling, general and administrative expenses	130,002	128,313	113,758	95,710	8,367	68,835

Income from operations	29,501	17,907	15,376	20,502	969	25,363
Extinguishment of debt and other (1)	(366)	11,573	—	—	—	—
Interest income	(350)	(209)	(190)	(52)	—	—
Interest expense	22,161	19,595	16,538	17,224	1,577	4,218

Interest expense, net	21,811	19,386	16,348	17,172	1,577	4,218

Income (loss) before income taxes	8,056	(13,052)	(972)	3,330	(608)	21,145
Provision (benefit) for income taxes	3,242	(5,063)	(361)	1,659	(195)	8,695

Income (loss) before cumulative effect of accounting change	4,814	(7,989)	(611)	1,671	(413)	12,450
Cumulative effect of accounting change	—	2,280	—	(2,366)	—	—

Net income (loss)	$4,814	$(5,709)	$(611)	$(695)	$(413)	$12,450

Other Financial Data:
EBITDA (2)	$45,649	$30,845	$38,199	$38,174	$2,234	$33,738
Depreciation and amortization (includes deferred rent)	16,865	24,976	25,415	22,315	1,461	9,318
Operating Data:
Number of stores	306	275	234	174	128	120
Net sales per store (3)	$1,332	$1,317	$1,294	$1,394	$145	$1,368
Comparable store sales growth (4)	6.6%	0.1%	1.8%	11.2%	10.9%	13.6%
Balance Sheet Data:
Working capital	$38,286	$28,268	$27,281	$21,963	$22,107	$12,354
Total assets	411,620	408,601	390,460	382,336	367,800	108,385
Total Debt	171,500	177,127	159,336	156,498	154,303	36,108
Stockholders' equity	153,506	147,855	153,349	153,930	154,870	30,454

(1)	Extinguishment of debt and other for Fiscal 2005 includes $11.1 million of expenses related to the repayment of our previous debt upon our issuance of our Notes (which consists of $7.7 million of original issue discount related to the allocation of value to the warrants and Holdings Preferred Stock and $3.4 million of deferred financing costs from the previous debt), as well as $0.4 million in expense relating to our interest rate swap.
(2)	EBITDA represents, respectively, net income (loss) before provision (benefit) for income tax, interest income and expense, and depreciation and amortization, including recognition of deferred rent. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered as a performance measure prepared in accordance with GAAP, such as operating income, net income and cash flows from operating activities. We believe that EBITDA provides additional information on our operating performance and our ability to meet our future debt service, capital expenditure and working capital requirements. Furthermore, our executive compensation plans base incentive compensation payments on our EBITDA performance measured against budget. Other companies may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. The table below includes a reconciliation from net income (loss) to EBITDA. See also note (1) above for non-recurring costs that were not adjusted in the determination of EBITDA.

The following is a reconciliation of net income (loss), as determined in accordance with GAAP, to EBITDA (in thousands):

						Predecessor
	Fiscal				Period from	Period from
	December 30, 2006	December 31, 2005	December 25, 2004	December 27, 2003	Nov. 23 - Dec. 28, 2002	Jan. 1 - Nov. 22, 2002
Statement of Operations Data:
Net income (loss)	$4,814	$(5,709)	$(611)	$(695)	$(413)	$12,450
Provision (benefit) for income taxes	3,242	(5,063)	(361)	1,659	(195)	8,695
Interest expense, net (a)	21,811	19,386	16,348	17,172	1,577	4,218
Depreciation and amortization, including deferred rent (b)	15,782	22,231	22,823	20,038	1,265	8,375

EBITDA	$45,649	$30,845	$38,199	$38,174	$2,234	$33,738

(a)	Interest expense, net does not include the $11.1 million of extinguishment of debt recorded in Fiscal 2005.
(b)	Excludes amortization of deferred financing fees and original issue discount, which are included in “interest expense, net” in this table.

Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash provided by (used in) operating activities (in thousands):

	Year Ended				Period from	Predecessor
	December 30, 2006	December 31, 2005	December 25, 2004	December 27, 2003	Nov. 23 - Dec. 28, 2002	Jan. 1 - Nov. 22, 2002
EBITDA	$45,649	$30,845	$38,199	$38,174	$2,234	$33,738
Interest expense, net	(21,811)	(19,386)	(16,348)	(17,172)	(1,577)	(4,218)
Provision (benefit) for income taxes	(3,242)	5,063	361	(1,659)	195	(8,695)
Loss on extinguishment of debt	—	11,137	—	—	—	—
Cumulative effect of accounting change, net of tax (see Note 4)	—	(2,280)	—	2,366	—	—
Loss on disposal of fixed assets	8	—	48	—	—	—
Deferred income taxes	2,640	(5,168)	(597)	751	(195)	6,924
Deferred financing fees amortization and other	1,083	2,745	2,592	2,277	196	943
Equity compensation expense	524	—	—	—	—	—
Changes in operating assets and liabilities:
Inventories	(8,043)	(8,277)	(7,019)	(16,742)	(1,589)	(2,963)
Prepaid expenses and other current assets	1,074	(2,451)	(932)	359	(2,231)	(1,321)
Other non-current assets	(221)	—	13	(187)	(71)	15
Accounts payable	(1,144)	6,297	822	4,726	2,349	4,368
Accrued expenses and other current liabilities	238	1,472	5,953	5,370	135	(409)

Net cash provided by (used in) operating activities	$16,755	$19,997	$23,092	$18,263	$(554)	$28,382

(3)	Net sales per store is calculated by dividing retail net sales by the number of stores open at the end of the period.
(4)	A store is included in comparable store sales after 410 days of operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K. The discussion in this section contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “will,” “expect,” “intend,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar word concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A – Risk Factors.”

Overview

We believe we are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. We are second in overall sales among national vitamin, mineral and supplement specialty retailers, and offer the greatest variety of products with over 8,500 SKUs offered in our stores with an additional 11,500 SKUs available for our direct sales orders, versus 1,900 SKUs offered by our leading competitor. In addition, we operate the largest retail stores among the leading retailers in the VMS industry, which average 3,600 square feet, and are at least double that of our two leading competitors. As of March 15, 2007, we operated 314 stores located in 29 states and the District of Columbia and sell direct to consumers through our nationally circulated catalog and our Web site, www.vitaminshoppe.com. We target the dedicated, well-informed VMS consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. Within our selection of over 20,000 SKUs, we offer over 400 national brands, including our best value Vitamin Shoppe and BodyTech private label brands. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty VMS retailers, supermarkets, chain drug stores or mass merchants, which we believe drives customer traffic and creates a loyal customer base.

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

Sales of weight management products are generally more sensitive to consumer trends, resulting in higher volatility than our other products. Our sales of weight management products have been significantly influenced by the rapid increase and subsequent decline of products such as products containing ephedra, low carb products and Cortislim®. As a result of the ban of products containing Ephedra by the FDA in April 2004, we added new weight management products to our weight management category, such as low-carb products, Ephedra substitute products, and Cortislim®,, to offset the loss of Ephedra product sales. However, the combined demand for low carb products and Cortislim® began to decline in the fourth quarter of 2004, which we believe was due to a change in demand for low carb products and the wider availability of Cortislim® in the marketplace. Accordingly, we launched new weight management products in Fiscal 2005, and continued to launch them in Fiscal 2006, leading to an increase in sales of weight management products, while consistently experiencing a decrease in sales of low carb products during Fiscal 2006 compared to Fiscal 2005. Moreover, as the rate of obesity increases and as the general public becomes increasingly more health conscious, we expect the demand for weight management products, albeit volatile, to continue to be strong in the near term. Accordingly, we will continue to offer the highest quality products available in this segment.

In addition to the weight management product lines, we intend to continue our focus in meeting the demands of an increasingly aging population, the effects of increasing costs of traditional healthcare and a rapidly growing fitness conscious public.

We believe that the aging of the population provides us with an area of opportunity. The U.S. Census Bureau reports that the number of individuals in the 65 and over age group is expected to double in the next 25 years. The increase in the population of this age group, coupled with the need for increased supplementation as digestive abilities wane, provides us with an enhanced sales opportunity. For example, anti-degenerative supplements, such as chondroitin sulfate, have demonstrated consistent increases in sales growth. We will continue to offer products such as chondroitin sulfate to meet the demands of this market segment.

We believe that as the costs of healthcare continue to rise, lower-cost alternatives to prescription drugs and preventative supplementation will continue to be an option for the American consumer. According to the National Coalition on Health Care and a study by Harvard Medical School, medical spending as a percentage of GDP increased from 5% to 16% between 1950 and 2004. As an increasing number of the population seeks to avoid costly medical issues and focuses on prevention through diet, supplementation and exercise, we expect the demand in this market segment to provide us with continued opportunities. For example, lower-cost alternatives to expensive cholesterol lowering medications such as fish oil (essential fatty acids), are experiencing increasing popularity.

According to the New Journal Delaware Online, more than 50 million adults are involved in either some sort of regular fitness program or sports activity, with over 25% of current health-club members being over the age of 55. According to the International Health, Racquet and Sportsclub Association, there has been a 20% to 25% percent increase in those who participate in some sort of wellness program from 2001 to 2005. Moreover, studies by the British Heart Foundation found that adults over 40 who exercise are at less than half the risk of experiencing heart disease compared to their sedentary peers, which is information we believe will further fuel this growth. We believe that the increase in our sales of sports supplements, which help with recovery and performance, is an indication of this growth, and that this will continue as fitness programs become an accepted lifestyle rather than a trend. When taken in context of the rising costs of healthcare, we believe the VMS industry as a whole stands to benefit.

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2003, we have opened 188 stores and operate 314 stores located in 29 states and the District of Columbia as of March 15, 2007.

Our stores typically require three to four years to mature, generating lower store level sales and store contribution in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin and sales per square foot. As our recently opened stores mature, we expect them to contribute meaningfully to our sales and store contribution.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important portrayal of our financial condition and results of operations, and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our financial statements, our most critical accounting policies, discussed below, pertain to revenue recognition, inventories, impairment of long-lived assets, goodwill and other intangible assets, deferred sales for our Frequent Buyer Program, income taxes and contingencies. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based on judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.

Revenue Recognition. We recognize revenue upon sale of our products to our retail customers at the “point of sale,” which occurs when merchandise is sold “over-the-counter” in retail stores or upon delivery to a direct customer, net of sales returns. In accordance with Emerging Issues Task Force (“EITF”) Issue 00-10, Accounting for Shipping and Handling Fees and Costs, we classify all amounts billed to customers that represent shipping fees as sales in all periods presented. To arrive at net sales, gross sales are reduced by actual customer returns and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The amounts reserved for sales returns, net of cost of goods sold, were $0.1 million and $0.2 million at December 30, 2006 and December 31, 2005, respectively.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined using the moving weighted average method. As applied to inventories, cost means in principle the sum of the applicable expenditures and charges directly or indirectly incurred in bringing the product to its existing condition and location. Finished goods inventory includes the cost of labor and overhead required to package products. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We regularly review our inventory, including when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. These estimates require us to make assessments about the future demand for our products in order to categorize the status of such inventory items as slow moving, obsolete or in excess of need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends and competition. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation and rapid changes in demand for new and improved products or services. At December 30, 2006 and December 31, 2005, obsolescence reserves were $1.3 million and $1.8 million, respectively.

Effective December 26, 2004 (the beginning of Fiscal 2005), we implemented a change in accounting for costs included in inventory. The change relates to capitalizing freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and distribution facility, including payroll. These costs were previously expensed as incurred in cost of goods sold and are now treated as inventory product costs which are expensed as inventory is sold. Freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and the distribution facility are includable in inventory because they directly relate to the acquisition of goods for resale by us. We have determined that it is preferable to capitalize such costs into inventory because it better represents the costs incurred to prepare inventory for sale to the end user, shows better comparability with other retailers and will improve the management and planning of inventory. As a result, we recorded the cumulative effect of accounting change of $2.3 million (net of tax provision of $1.6 million) upon adoption.

Long-Lived Assets. We evaluate long-lived assets, including fixed assets and intangible assets with finite useful lives, periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of our estimated undiscounted future cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future volume, sales and expense growth rates, devaluation and inflation. As such, these estimates may differ from actual cash flows. For the periods presented we had no impairments of our long-lived assets.

Goodwill and Other Intangible Assets. On an annual basis, or whenever impairment indicators exist, we perform a valuation of the goodwill and indefinite lived intangible assets. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause us to conclude that impairment indicators exist, and therefore that goodwill and other intangible assets are impaired. To the extent that the fair value associated with the goodwill and indefinite-lived intangible assets is less than the recorded value, we write down the value of the asset. The valuation of the goodwill and indefinite-lived intangible assets is affected by, among other things, our business plan for the future, and estimated results of future operations. Changes in the business plan or operating results that are different than the estimates used to develop the valuation of the assets result in an impact on their valuation.

Deferred Sales. Our Frequent Buyer Program allows customers to earn points toward free merchandise based on the volume of purchases. Points are earned each year under our Frequent Buyer Program and are redeemable within the first three months of the following year or they expire. We defer sales on transactions based on estimated redemptions, which are based on historical redemption data as well as marketing efforts within the current period, and record a liability for points being earned within the current period. Net changes to deferred sales were $0.4 million, $1.0 million, and $0.8 million for the years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively. The balance for the deferred sales liability was $11.5 million and $11.0 million at December 30, 2006, and December 31, 2005, respectively.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value method of recording stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), an amendment of FASB Statements No. 123, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is based on the volatility levels over the past 6.25 years from the average volatility of similar actively traded companies. The expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

For Fiscal 2006, $0.5 million was charged to expense for stock-based compensation. The weighted average fair value for grants for Fiscal 2006 was $6.09. For Fiscal years 2005 and 2004, regarding pro-forma information for those grants issued prior to adoption, see Note 4 to our consolidated financial statements.

Income Taxes. We record our income taxes based on the requirements of SFAS No. 109, “Accounting for Income Taxes,” which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local state, federal or foreign statutory tax audits or estimates and judgments used.

Realization of deferred tax assets associated with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the applicable tax jurisdiction. We periodically review the recoverability of tax assets recorded on our balance sheet and provide valuation allowances as we deem necessary. Deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.

Our income tax returns are periodically audited by the Internal Revenue Service and state and local jurisdictions. We reserve for tax contingencies when it is probable that a liability has been incurred and the contingent amount is reasonably estimable. These reserves are based upon our best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions.

General Definitions for Operating Results

Net Sales consist of sales from comparable stores and non comparable stores, as well as sales made directly to our catalog and internet customers. A store is included in comparable store sales after four hundred and ten days of operation.

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

Selling, general and administrative expenses consist of operating payroll and related benefits, advertising and promotion expense, and other selling, general and administrative expenses.

Related party expenses consist of management fees incurred and paid to BSMB, consulting fees paid to BSMB for our Fiscal 2005 cost savings program, and consulting fees incurred and paid to Renaissance Brands, Inc.

Income from operations consists of gross profit minus selling, general and administrative expenses, and related party expenses.

Extinguishment of debt and other includes $0.4 million of income in Fiscal 2006 related to the interest rate swap. In Fiscal 2005 it included $11.1 million of expenses related to the repayment of our previous debt upon our issuance of our Notes, which consists of $7.7 million of original issue discount related to the allocation of value to the warrants and Holdings Preferred Stock, $3.4 million of deferred financing costs from the previous debt, and $0.4 million in expense relating to our interest rate swap.

Interest income represents income earned from highly liquid investments purchased with an original maturity of three months or less.

Interest expense includes interest on the Notes, interest on the revolving credit line, interest on Term Loan B, interest on cap agreements, interest on the Holdco Notes and Opco Notes (each hereinafter defined), and amortization of debt discount and amortization of financing costs.

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following, which does not include any adjustments in 2004 for our change in accounting policy in 2005 (see Note 4 in Notes to Consolidated Financial Statements) (in thousands):

	Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Net sales	$486,026	$436,463	$387,357
Increase in comparable store net sales	6.6%	0.1%	1.8%
Gross profit as a percent of net sales	32.8%	33.5%	33.3%
Income from operations	$29,501	$17,907	$15,376
EBITDA	$45,649	$30,845	$38,199

The following table shows the growth in our network of stores for Fiscal 2006, 2005 and 2004:

	Fiscal Year
	2006	2005	2004
Stores open at beginning of year	275	234	174
Stores opened	32	41	61
Stores closed	(1)	–	(1)

Stores open at end of year	306	275	234

Results of Operations

The information presented below is for the Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004 and was derived from our audited consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004 as a percentage of net sales, which does not include any adjustments in 2004 for our change in accounting policy in Fiscal 2005 for costs included in inventory (see Note 4 in Notes to Consolidated Financial Statements):

	Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.2%	66.5%	66.7%

Gross profit	32.8%	33.5%	33.3%
Selling, general and administrative expenses	26.5%	29.0%	29.0%
Related party expenses	0.3%	0.4%	0.3%

Income from operations	6.1%	4.1%	4.0%
Extinguishment of debt and other	-0.1%	2.6%	0.0%
Interest income	-0.1%	-0.1%	0.0%
Interest expense	4.6%	4.6%	4.3%

Interest expense, net	4.5%	4.5%	4.3%

Income (loss) before provision (benefit) for income taxes	1.7%	-3.0%	-0.3%
Provision (benefit) for income taxes	0.7%	-1.2%	-0.1%

Income (loss) before cumulative effect of accounting change	1.0%	-1.8%	-0.2%

Cumulative effect of accounting change	0.0%	0.5%	0.0%

Net income (loss)	1.0%	-1.3%	-0.2%

The net sales results presented for the year ended December 30, 2006 are based on a 52-week period (“Fiscal 2006”), while the net sales results for the year ended December 31, 2005, are based on a 53-week period (“Fiscal 2005”), and the net sales results for the year ended December 25, 2004 are based on a 52-week period (“Fiscal 2004”).

Comparison of Fifty-Two Weeks Ended December 30, 2006 with Fifty-Three Weeks Ended December 31, 2005

Net Sales

Net sales increased $49.6 million, or 11.4%, to $486.0 million for Fiscal 2006 compared to $436.5 million for Fiscal 2005. The increase was the result of an increase in our comparable store sales, new sales from our non-comparable stores and an increase in our direct sales.

Retail

Net sales from our retail stores increased $45.3 million, or 12.5%, to $407.5 million for Fiscal 2006 compared to $362.2 million for Fiscal 2005. We operated 306 stores as of December 30, 2006 compared to 275 stores as of December 31, 2005. Our overall store sales increased due to non-comparable store sales of $28.5 million (the fifty-third week in Fiscal 2005 represented approximately $7.6 million in sales), as well as an increase in comparable store sales growth of $23.6 million, or 6.6% (Comparable store sales include only those stores open more than 410 days and align with Fiscal 2005). Our overall sales increased primarily in the categories of herbs and homeopathic, which increased $10.3 million, or 14.9%; supplements, which increased $8.2 million, or 8.5%; multi-vitamins, which increased $3.3 million, or 12.2%; weight management, which increased $2.9 million, or 13.1%; and sports nutrition, which increased by $21.8 million, or 31.8%. These increases were partially offset by a decrease in the category of our low carb products, sales of which decreased by $1.6 million to $1.3 million in Fiscal 2006 as compared to $2.9 million in 2005, comprising only 0.3% and 0.8% of our total net retail sales in Fiscal 2006 and Fiscal 2005, respectively. Sales in the low carb category currently consists only of certain low carb nutritional/sports drinks and bars as we have discontinued the low carb foods line prior to Fiscal 2006 leaving it an insignificant portion of our business.

The supplements category, although experiencing an increase in net sales at a proportionately lower rate than the overall increase in net sales, experienced a growth in sales of essential fatty acids, or EFAs, of over 20%. This increase was offset in part by a decrease in net sales of CoQ10 and Glucosamine in our supplement category, due to the discounting of our VSB brand, although unit sales were actually greater. Given the current trend in EFA consumption, and the growing number of publications and certain recommendations regarding the heart-health benefits of fish oils (such as by The American Heart Association and US National Institute for Health), we expect sales of EFAs to be as strong or stronger in the next fiscal year. We believe product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales during Fiscal 2006, largely as a result of the growth in the fitness-conscious market. Sales of the herbs and homeopathic category grew at a greater rate as well due to the increase of Super-Foods/Green-Foods products as a component of our product mix. For the last three years sales of Super-Foods and Green-Foods have steadily increased. To meet the demand of our consumers we have doubled our SKUs in this category since Fiscal 2004, and will continue to do so as long as the demand for such products persists.

Direct

Net sales to our direct customers increased $4.3 million, or 5.7%, to $78.5 million for Fiscal 2006 compared to $74.3 million for Fiscal 2005. The increase in net sales resulted primarily from increases in our web site search engine efforts, which were undertaken in order to drive more traffic to our Web site and increase direct sales. This increase was partially offset by an additional week of sales in Fiscal 2005 due to the fifty-third week.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and store occupancy costs, increased $36.3 million, or 12.5%, to $326.5 million for Fiscal 2006 compared to $290.2 million for Fiscal 2005. The components of cost of goods sold are explained below. Costs of goods sold as a percentage of net sales was 67.2% for the fifty-two weeks ended December 30, 2006 compared to 66.5% for the fifty-three weeks ended December 31, 2005.

Product costs increased $29.8 million, or 13.1%, to $256.1 million during Fiscal 2006 compared to $226.3 million for Fiscal 2005. Product costs as a percentage of net sales increased to 52.7% in Fiscal 2006 compared to 51.9% for Fiscal 2005. The percentage increase was largely a result of an increase in price promotions for our products, as well as an overall decrease in retail pricing of our VS brand products of approximately 1.3% in Fiscal 2006 versus Fiscal 2005, which we feel positioned our VS brand products to be the merchandise of greatest value in our retail stores. In addition, we offered greater price promotion for our direct sales products as well, and lowered our direct selling prices for both VS and non-VS brand this fiscal year to achieve a more competitive internet pricing structure. These percentage increases of product cost as a percentage of sales were offset in part by a 0.3% decrease in store markdowns.

Warehouse and distribution costs increased $1.2 million, or 8.0%, to $16.6 million for Fiscal 2006 compared to $15.3 million for Fiscal 2005. Warehouse and distribution costs as a percentage of net sales decreased to 3.4% for Fiscal 2006 compared to 3.5% in Fiscal 2005. The decrease was attributable to gaining efficiencies due to the greater utilization of existing capacities, thus keeping costs down relative to increased sales volume.

Occupancy costs increased $5.3 million, or 10.9%, to $53.9 million for Fiscal 2006 compared to $48.6 million for Fiscal 2005. Occupancy costs as a percentage of net sales remained level at 11.1%.

Gross Profit

As a result of the foregoing, gross profit increased $13.3 million, or 9.1%, to $159.5 million for Fiscal 2006 compared to $146.2 million for Fiscal 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, and other selling, general and administrative expenses, increased $2.1 million, or 1.7%, to $128.6 million during Fiscal 2006, compared to $126.5 million for Fiscal 2005. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for Fiscal 2006 was 26.5% compared to 29.0% for Fiscal 2005.

Operating payroll and related benefits increased $3.9 million, or 8.9%, to $48.2 million for Fiscal 2006 compared to $44.3 million for Fiscal 2005. The increase is due mainly to our increase in retail locations throughout Fiscal 2006. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.9% during Fiscal 2006 compared to 10.1% for Fiscal 2005. The decrease was primarily due to stable average per store payroll costs relative to increases in comparable store sales.

Advertising and promotion expenses increased $0.4 million, or 3.4%, to $13.1 million for Fiscal 2006 compared to $12.7 million for Fiscal 2005. Advertising and promotion expenses as a percentage of net sales decreased to 2.7% during Fiscal 2006 compared to 2.9% for Fiscal 2005, primarily as a result of the shift to web-based/direct advertising from print and television advertising which began in the second quarter of fiscal 2006. We focused more of our advertising efforts on our direct business in Fiscal 2006, as we opened nine fewer stores than in Fiscal 2005, and undertook several web-based initiatives this year, such as broadening our web platform and increasing our paid key-word search terms to stimulate greater direct sales.

Other selling, general and administrative expenses, which include depreciation and amortization expense, decreased $2.2 million, or 3.2%, to $67.3 million in Fiscal 2006 compared to $69.5 million for Fiscal 2005. The decrease was due primarily to a decrease in depreciation and amortization of approximately $5.4 million, as intangible assets related to customer lists were fully amortized as of December 2005, and a decrease in professional fees of $1.5 million in Fiscal 2006 as a result of marketing fees and legal fees which occurred in Fiscal 2005 and not in Fiscal 2006. These decreases were offset in part by increases of $2.2 million for corporate payroll expense which was primarily due to an increase in of approximately $2.0 million in accrued bonuses as well as severance incurred on behalf of certain former executives during Fiscal 2006; stock-based compensation expense of approximately $0.5 million, due to the implementation of SFAS 123(R) in Fiscal 2006; credit card fees, which increased by approximately $0.6 million due to our increased sales; and relocation and recruitment fees of $0.6 million, which were incurred as a result of our staff restructuring in Fiscal 2006; and various employee related administrative fees of approximately $0.2 million due to our increased operations in Fiscal 2006. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.9% during Fiscal 2006 compared to 15.9% for Fiscal 2005, due primarily to more fully utilizing the strength of our established corporate infrastructure, leading to greater economies of scale and increased efficiencies as we grow.

Related Party Expenses

Related party expenses decreased $0.4 million, or 24.6%, to $1.4 million during Fiscal 2006, compared to $1.8 million for Fiscal 2005. The decrease is due to reimbursed expenses that were accrued in connection with a cost savings plan prepared by a third party, but initiated and managed by BSMB, which was completed in Fiscal 2005. This decrease was offset in part by increases in management fees to BSMB, which are driven by sales, and payments made to Renaissance Brands which did not occur in Fiscal 2005 (for a detailed presentation, see Note 12 to our consolidated financial statements).

Income from Operations

As a result of the foregoing, income from operations increased $11.6 million, or 64.8%, to $29.5 million for Fiscal 2006 compared to $17.9 million for Fiscal 2005. Income from operations as a percentage of net sales increased to 6.1% during Fiscal 2006 compared to 4.1% for Fiscal 2005.

Retail

Income from operations for the retail segment increased $10.5 million, or 21.2%, to $59.9 million for Fiscal 2006 compared to $49.4 million for Fiscal 2005. Income from operations as a percentage of net sales for the retail segment increased to 14.7% for Fiscal 2006 compared to 13.6% for Fiscal 2005. The increase as a percentage of net sales was primarily due to lower payroll, advertising and general operating expenses as a percentage of net sales, as described in the above discussions. As certain of our new retail markets and new stores mature, we expect to experience more of these efficiencies in future periods. We believe this trend along with our current retail advertising practices will continue to contribute to increased profitably in our retail segment.

Direct

Income from operations for the direct segment decreased $2.3 million, or 13.5%, to $14.9 million for Fiscal 2006 compared to $17.3 million in Fiscal 2005. Income from operations as a percentage of net sales for the direct segment decreased to 19.0% for Fiscal 2006 compared to 23.2% for Fiscal 2005. This decrease as a percentage of net sales was primarily due to the $1.6 million increase in advertising expenditures, due to our shift to internet advertising/marketing, and to the 2.9% decrease in profit margin as a percentage of sales due to the increased markdown and promotional activity for our direct marketed products in Fiscal 2006 as compared to Fiscal 2005. These decreases were partially offset by a 0.6% decrease in general operating expenses as a percentage of sales.

Corporate Costs

Corporate costs decreased $3.5 million, or 7.1%, to $45.3 million during Fiscal 2006 compared to $48.7 million for Fiscal 2005. Corporate costs as a percentage of net sales decreased to 9.3% for Fiscal 2006 compared to 11.2% for Fiscal 2005. This decrease was due primarily to the decrease in depreciation and amortization expense of $5.4 million largely as a result of customer lists, which were fully amortized as of December 31, 2005, and a decrease in professional fees of $1.5 million in Fiscal 2006. This decrease was offset with an increases in corporate payroll costs of approximately $2.2 million, relocation and recruitment fees of $0.6 million and various employee related administrative fees of approximately $0.2 million which occurred in Fiscal 2006 as compared to Fiscal 2005 as discussed above in “Selling, General and Administrative Expenses.”

Extinguishment of Debt and Other

Extinguishment of debt and other for Fiscal 2006 represents $0.4 million in income related to our interest rate swap for the period prior to our qualification for hedge accounting. In Fiscal 2005 extinguishment of debt and other represented $11.1 million of expenses related to the repayment of our previous debt upon our issuance of our Notes, which consists of $7.7 million of original issue discount related to the allocation of value to the warrants and Holdings Preferred Stock and $3.4 million of deferred financing costs from the previous debt, and also $0.4 million in expense relating to our interest rate collar which we had in conjunction with the extinguished debt in Fiscal 2005. We did not incur these expenses in Fiscal 2006.

Interest Income

Interest income increased $141,000 to $350,000 in Fiscal 2006 compared to $209,000 for Fiscal 2005. The increase was due to maintaining a higher balance in our interest bearing investment account throughout Fiscal 2006 as compared to Fiscal 2005, as well as experiencing somewhat higher interest rates throughout the current year.

Interest Expense

Interest expense increased $2.6 million, or 13.1%, to $22.2 million in Fiscal 2006 compared to $19.6 million for Fiscal 2005. The increase was primarily attributable to a higher interest rate on the Notes as compared with the pre-existing debt, as well as increased overall borrowings in Fiscal 2006 compared to Fiscal 2005 as we carried the Notes for a full year in Fiscal 2006 as opposed to less than two months in Fiscal 2005 (see “Liquidity and Capital Resources” for more information).

Provision (Benefit) for Income Taxes

We recognized $3.2 million of income tax expense during Fiscal 2006 compared to a benefit of $5.1 million in Fiscal 2005. The effective tax rate for the Fiscal year ended December 30, 2006 was 40.2% compared to 38.8% for the Fiscal year ended December 31, 2005, which was primarily the result of the release of a reserve which occurred in Fiscal 2005, offset in part, by changes in our blended state rate (see Note 8 in Notes to Consolidated Financial Statements for discussion).

Cumulative Effect of Accounting Change

Effective December 26, 2004 (the beginning of Fiscal 2005), we implemented a change in accounting for costs included in inventory. The change relates to capitalizing freight on internally transferred merchandise, rent of the distribution center and costs associated with our buying department and distribution facility, including payroll. As a result, we recorded a cumulative effect of accounting change of $2.3 million (net of tax provision of $1.6 million) upon adoption in Fiscal 2005.

Net Income (Loss)

As a result of the foregoing, we generated net income of $4.8 million in Fiscal 2006 compared to a net loss of $5.7 million in Fiscal 2005.

Comparison of Fifty-Three Weeks Ended December 31, 2005 and Fifty-Two Weeks Ended December 25, 2004

Net Sales

Net sales increased $49.1 million, or 12.7%, to $436.5 million for the fifty-three weeks ended December 31, 2005 compared to $387.4 million for the fifty-two weeks ended December 25, 2004. The increase was the result of an extra week of sales of approximately $8.7 million, a slight increase in our comparable store sales of 0.1% and new sales from our non-comparable stores, offset by a decrease in our direct sales.

Retail

Net sales from our retail stores increased $59.5 million, or 19.7%, to $362.2 million for the fifty-three weeks ended December 31, 2005 compared to $302.7 million for the fifty-two weeks ended December 25, 2004. We operated 275 stores as of December 31, 2005 compared to 234 stores as of December 25, 2004. Our overall store sales increased due to non-comparable store sales of $52.7 million for the fifty-two weeks ended December 25, 2005, as well as an additional week of sales due to the fifty-third week, which was approximately $7.6 million, as well as a slight increase in comparable store sales growth of 0.1%, partially offset by an increase in our deferred sales from our customer loyalty program. Our overall sales increased primarily in the categories of vitamins, minerals, herbs, supplements and sports nutrition, partially offset by decreases in our categories of low carb products, such as bars, and in our weight loss products, specifically Cortislim®. We believe that this decrease is largely a result of low carb products having less popularity during Fiscal 2005 as compared with Fiscal 2004.

Direct

Net sales to our direct customers decreased $10.4 million, or 12.3%, to $74.3 million for the fifty-three weeks ended December 31, 2005 compared to $84.7 million for the fifty-two weeks ended December 25, 2004. The decrease resulted primarily from a decrease in new customers from our prospecting efforts and a shift in our customers’ buying pattern from our direct channel to our retail stores partially offset by an additional week of sales due to the fifty-third week.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $32.0 million, or 12.4%, to $290.2 million for the fifty-three weeks ended December 31, 2005 compared to $258.2 million for fifty-two weeks ended December 25, 2004. The components of cost of goods sold are explained below. Costs of goods sold as a percentage of net sales was 66.5% for the fifty-three weeks ended December 31, 2005 compared to 66.7% for the fifty-two weeks ended December 25, 2004.

Product costs increased $20.1 million, or 9.7%, to $226.7 million for the fifty-three weeks ended December 31, 2005 compared to $206.6 million for the fifty-two weeks ended December 25, 2004. Product costs as a percentage of net sales decreased to 51.9% for the fifty-three weeks ended December 31, 2005 compared to 53.3% for the fifty-two weeks ended December 25, 2004. The percentage decrease was a result of improvements in pricing from vendors as well as a decrease in markdowns from promotional activity.

Warehouse and distribution costs increased $1.0 million, or 7.1%, to $15.0 million for the fifty-three weeks ended December 31, 2005 compared to $14.0 million for the fifty-two weeks ended December 25, 2004. Warehouse and distribution costs as a percentage of net sales decreased to 3.4% for the fifty-three weeks ended December 31, 2005 compared to 3.6% for the fifty-two weeks ended December 25, 2004. The decrease was attributable to leveraging of the distribution expenses in fiscal 2005, as well as the change in accounting policy whereby in Fiscal 2005 we started capitalizing freight on internally transferred merchandise, rent for the distribution center and costs associated with our distribution facility, including payroll. These costs were previously expensed as incurred in cost of goods sold and are now treated as inventory product costs which are expensed as inventory is sold (see Note 3 in Notes to Consolidated Financial Statements).

Occupancy costs increased $10.9 million, or 29.0%, to $48.5 million for the fifty-three weeks ended December 31, 2005 compared to $37.6 million for the fifty-two weeks ended December 25, 2004. Occupancy costs as a percentage of net sales increased to 11.1% for the fifty-three weeks ended December 31, 2005, compared to 9.7% for the fifty-two weeks ended December 25, 2004. The increase was primarily due to less leverage as a result of lower sales from the direct segment as well as higher occupancy costs in certain of our new retail markets and new stores, which incur occupancy costs but have not yet matured from a sales perspective.

Gross Profit

As a result of the foregoing, gross profit increased $17.1 million, or 13.2%, to $146.2 million for the fifty-three weeks ended December 31, 2005 compared to $129.1 million for the fifty-two weeks ended December 25, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, and other selling, general and administrative expenses, increased $14.5 million, or 12.7%, to $128.3 million for the fifty-three weeks ended December 31, 2005, compared to $113.8 million for the fifty-two weeks ended December 25, 2004. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the fifty-three weeks ended December 31, 2005 remained flat with last year at 29.4% of sales.

Operating payroll and related benefits increased $8.0 million, or 22.0%, to $44.3 million for the fifty-three weeks ended December 31, 2005 compared to $36.3 million for the fifty-two weeks ended December 25, 2004. Operating payroll and related benefits expenses as a percentage of net sales increased to 10.1% during the fifty-three weeks ended December 31, 2005 compared to 9.4% for the fifty-two weeks ended December 25, 2004. The increase was primarily due to higher operating payroll costs in certain of our new retail markets and new stores, which incur payroll and related benefits expenses but have not yet matured from a sales perspective.

Advertising and promotion expenses increased $0.1 million, or 0.8%, to $12.7 million for the fifty-three weeks ended December 31, 2005 compared to $12.6 million for the fifty-two weeks ended December 25, 2004. Advertising and promotion expenses as a percentage of net sales decreased to 2.9% during the fifty-three weeks ended December 31, 2005 compared to 3.3% for the fifty-two weeks ended December 25, 2004, which was due primarily to leveraging costs from our growing store base.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $6.4 million, or 10.0%, to $71.3 million for the fifty-three weeks ended December 31, 2005 compared to $64.9 million for the fifty-two weeks ended December 25, 2004. The primary reason for the increase in costs relates to increased operating costs from new stores opened in Fiscal 2004 and in Fiscal 2005, increases in field management costs driven by the opening of new stores, and increased corporate expenses related to professional fees. Professional fees increased due to consulting fees of $0.7 million incurred as part of BSMB’s cost savings initiative (see Related Party Transactions in Note 12), as well as fees of approximately $0.2 million incurred for Sarbanes-Oxley compliance initiatives. Other selling, general and administrative expenses as a percentage of net sales decreased to 16.3% during the fifty-three weeks ended December 31, 2005 compared to 16.8% for the fifty-two weeks ended December 25, 2004, due primarily through leveraging of these costs.

Income from Operations

As a result of the foregoing, income from operations increased $2.5 million, or 16.2%, to $17.9 million for the fifty-three weeks ended December 31, 2005 compared to $15.4 million for the fifty-two weeks ended December 25, 2004. Income from operations as a percentage of net sales increased to 4.1% for the fifty-three weeks ended December 31, 2005 compared to 4.0% for the fifty-two weeks ended December 25, 2004.

Retail

Income from operations for the retail segment increased $7.0 million, or 16.5%, to $49.4 million for the fifty-three weeks ended December 31, 2005 compared to $42.4 million for the fifty-two weeks ended December 25, 2004. Income from operations as a percentage of net sales for the retail segment decreased to 13.6% for the fifty-three weeks ended December 31, 2005 compared to 14.0% for the fifty-two weeks ended December 25, 2004. The decrease as a percent of net sales was primarily due to higher occupancy costs, including deferred rent, and payroll and payroll related costs in certain of our new retail markets as well as new stores, which incur occupancy and payroll costs but have not yet matured from a sales perspective. This decrease was partially offset by improvements product margin driven by improved pricing from vendors as well as a decrease in markdowns from promotional activity.

Direct

Income from operations for the direct segment decreased $3.5 million, or 16.8%, to $17.3 million for the fifty-three weeks ended December 31, 2005 compared to $20.8 million for the fifty-two weeks ended December 25, 2004. Income from operations as a percentage of net sales for the direct segment decreased to 23.3% for the fifty-three weeks ended December 31, 2005 compared to 24.6% for the fifty-two weeks ended December 25, 2004. This decrease as a percent of net sales was primarily due to the $10.4 million leverage in net sales from the prior year and an increase in selling, general and administrative expenses of $0.1 million, partially offset by an increase in product margin driven by improved pricing from vendors as well as a decrease in markdowns from promotional activity.

Corporate costs

Corporate costs increased $0.9 million, or 1.9%, to $48.7 million for the fifty-three weeks ended December 31, 2005 compared to $47.8 million for the fifty-two weeks ended December 25, 2004. Corporate costs as a percentage of net sales decreased to 11.2% for the fifty-three weeks ended December 31, 2005 compared to 12.3% for the fifty-two weeks ended December 25, 2004. This decrease was due primarily to increased net sales as well as $1.6 million in severance recorded in Fiscal 2004 related to the termination of an executive officer of the Company, partially offset by increases in field management payroll and professional fees incurred in Fiscal 2005.

Extinguishment of Debt and Other

Extinguishment of debt and other includes $11.1 million of expenses related to the repayment of our previous debt upon our issuance of our Notes, which consists of $7.7 million of original issue discount related to the allocation of value to the warrants and Holdings Preferred Stock and $3.4 million of deferred financing costs from the previous debt. Other also includes $0.4 million in expense relating to our interest rate swap that we entered into in Fiscal 2005. We did not incur these expenditures in Fiscal 2004.

Interest Expense, net

Interest expense increased $3.0 million, or 18.3%, to $19.4 million for the fifty-three weeks ended December 31, 2005 compared to $16.4 million for the fifty-two weeks ended December 25, 2004. The increase was primarily attributable to a higher interest rate on the Second Priority Senior Secured Floating Rate Notes (the “Notes”) as compared with the old debt, as well as increased overall borrowings compared with Fiscal 2004 (see “Liquidity and Capital Resources” for more information).

(Benefit) Provision for Income Taxes

We recognized $5.1 million of income tax benefit during the fifty-three weeks ended December 31, 2005 compared with $0.4 million for the fifty-two weeks ended December 25, 2004. The effective tax rate for the fifty-three weeks ended December 31, 2005 was 38.8% compared to 37.1% for the fifty-two weeks ended December 25, 2004, which was primarily the result of the recording of a valuation allowance and a reduction in our income tax contingency of $375,000 due to the closure of certain matters with domestic taxing authorities (see Note 8 in Notes to Consolidated Financial Statements for discussion), partially offset by a reduction in our blended state tax rate.

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

Net Loss

As a result of the foregoing, we generated a net loss of $5.7 million for the fifty-three weeks ended December 31, 2005 compared to a net loss of $0.6 million for the fifty-two weeks ended December 25, 2004.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	December 30, 2006	December 31, 2005
Balance Sheet Data:
Cash and cash equivalents	$1,472	$4,784
Working capital	38,286	28,268
Total assets	411,620	408,601
Total debt	171,500	177,127
Stockholders' equity	153,506	147,855

	Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Other Information:
Depreciation and amortization, including deferred rent	$16,865	$24,976	$25,415

Cash Flows (Used In) Provided By:
Operating activities	$16,755	$19,997	$23,092
Investing activities	(13,580)	(19,021)	(19,174)
Financing activities	(6,487)	923	(1,978)

Total cash (used in) provided by the Company	$(3,312)	$1,899	$1,940

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores. Historically, we have financed these requirements from internally generated cash flow. We believe that the cash generated by operations, together with the borrowing availability under the new credit facility (described below), will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with our store growth plans, systems development and store improvements.

During Fiscal 2006 we spent approximately $13 million in connection with our store growth and improvement plans. We opened 32 new stores during Fiscal 2006, and closed one store. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $165,000 in cost for each of our stores, a portion of which is vendor-financed based upon agreed credit terms, with the remainder being purchased in cash. In addition, 60 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

We were in compliance with all debt covenants as of December 30, 2006. At December 30, 2006, we had $1.5 million in cash and cash equivalents and $38.3 million in working capital compared with $4.8 million in cash and cash equivalents and $28.3 million in working capital at December 31, 2005. The $10.0 million increase in working capital was primarily driven by growth in inventories of $8.0 million, and a decrease in our revolving credit line of $5.6 million.

Cash Provided by Operating Activities

Cash provided by operating activities was $16.8 million and $20.0 million for the Fiscal years ended December 30, 2006 and December 31, 2005, respectively. This decrease was primarily a result of an overall reduction of our accounts payables, which decreased by $7.4 million in Fiscal 2006 compared to Fiscal 2005, as a result of the timing of payment to our vendors.

Cash provided by operating activities was $20.0 million and $23.1 million for Fiscal 2005 and Fiscal 2004, respectively. This decrease was primarily a result of increase in inventories and other current assets, as well as larger net loss due to higher interest expense attributable to the Notes and our new credit facility.

Cash Used in Investing Activities

Net cash used in investing activities during Fiscal 2006 and Fiscal 2005 was $13.6 million and $19.0 million, respectively. The decrease in cash used in investing activities of $5.4 million was primarily due to opening nine fewer stores in Fiscal 2006 as compared to Fiscal 2005, as well as investing approximately $3.0 million less in our information systems infrastructure in Fiscal 2006, as compared to Fiscal 2005, largely due to our store POS system project which we launched in Fiscal 2005.

Net cash used in investing activities during Fiscal 2005 and Fiscal 2004 was $19.0 million and $19.2 million, respectively. Capital expenditures were used for the construction of 41 new stores in Fiscal 2005 and improvements of existing stores, as well as continuous improvements to our information systems technologies.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $6.5 million in Fiscal 2006 as compared with net cash provided by financing activities of $0.9 million in Fiscal 2005. During Fiscal 2006, we paid down $5.6 million on our revolving credit facility, as we had sufficient working capital to fund our operations. Our only financing expenditure in Fiscal 2006 was $0.9 million for deferred financing fees incurred in connection with our Notes. We did not borrow any additional funds in Fiscal 2006.

Net cash provided by financing activities was approximately $0.9 million in Fiscal 2005 as compared with net cash used in financing activities of $2.0 million for Fiscal 2004. During Fiscal 2005, we borrowed $6.0 million on our old revolving credit facility for working capital needs and subsequently repaid the $6.0 million through November 2005. In November 2005, we completed our offering of the Notes, by which the initial purchasers received delivery of the Notes on November 15, 2005. In conjunction with this offering, we repaid $95.8 million of principal on our Term Loan B, $19.5 million of principal and interest on our $15 million principal amount of VS Holdings, Inc. 13% PIK Notes due 2009 (the “Holdco Notes”) and $52 million in principal on our $52 million principal amount of 12.5% Senior Subordinated Notes due 2009 (the “Opco Notes”). Also in November 2005, we entered into a new $50 million senior secured revolving credit facility whereby we borrowed $15.1 million. During December 2005, we repaid $3.0 million on this new credit facility. In connection with the Notes and our new credit facility, we incurred $6.7 million in fees which are deferred and are being amortized over the respective lives of the financing.

2005 Senior Notes

On November 7, 2005, we completed our Second Priority Senior Secured Floating Rate Notes (the “Notes”) offering for $165 million. The initial purchasers received delivery of the Notes on November 15, 2005. The indenture governing the Notes restrict the ability of VSI and Direct to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets.

New Credit Facility

On November 15, 2005 VSI entered into a new $50.0 million senior secured revolving credit facility, and VSI has the option to increase or decrease the facility size by $25.0 million, subject to certain conditions. The availability under the new credit facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and inventory of VSI and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The new credit facility provides for affirmative and negative covenants affecting VSI, Holdings and Direct. The new credit facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. Our previous credit facility had the terms as described in Note 4 in our notes to consolidated financial statements, and was replaced with our new credit facility. The credit facility has a maturity date of November 15, 2010.

We entered into an interest rate swap during December 2005 on a portion of our Notes. The fair market value of the interest rate swap, which did not qualify for hedge accounting, is marked to market at the balance sheet date with a corresponding adjustment to extinguishment of debt and other. As of December 30, 2006, the fair market value was $0.6 million and was recorded in other assets.

Contractual Obligations and Commercial Commitments

As of December 30, 2006, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Long-Term Debt	Interest Payments	Credit Facility	Severance	Auto Leases
2007	64,800	44,224	—	20,381	—	152	43
2008	62,694	42,294	—	20,361	—	—	39
2009	60,603	40,256	—	20,311	—	—	36
2010	66,233	39,462	—	20,271	6,500	—	—
2011	56,315	36,105	—	20,210	—	—	—
Thereafter	291,010	105,799	165,000	20,211	—	—	—

	$601,655	$308,140	$165,000	$121,745	$6,500	$152	$118

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during Fiscal 2006. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 11.0% of our minimum lease obligations during Fiscal 2006. Offsetting these operating lease expenses is sub-lease income of approximately $0.1 million per year, which we receive for one of our store locations, that will total $0.4 million by the end of 2010.

Severance. As of December 30, 2006 we had a liability of $152,000 primarily related to severance payments for one executive terminated in April 2006. We have an aggregate contingent liability of up to $1.5 million related to potential severance payments for four executives as of December 30, 2006 pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above. We have an aggregate contingent liability of up to $1.8 million related to potential severance payments for eight employees as of December 30, 2006 following a change in control pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.

Auto Leases. At December 30, 2006, we operated five delivery vans from our distribution center that make daily deliveries to stores in New York, New Jersey and Connecticut. The terms of these leases generally run for 48 months and expire at various times through November 2009.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Effects of Inflation

We do not believe that our sales or operating results have been materially impacted by inflation during the periods presented in our financial statements. There can be no assurance, however, that our sales or operating results will not be impacted by inflation in the future.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation clarifies the evaluation methods and accounting treatment for tax positions to be taken or expected to be taken in the future. It will require that the Company determine certain tax positions to be sustainable under an examination, and the measurement of the impact for positions deemed to be non-sustainable. This interpretation is applicable for fiscal years beginning after December 15, 2006, and permits early application provided the entity has not yet issued financial statements for any interim period in the period of adoption. We are adopting FIN 48 effective in the first quarter of Fiscal 2007. We are currently in the process of evaluating the impact, if any, this Interpretation will have on our financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption to have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure and report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact, if any, the adoption will have on our financial condition, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to interest rate risks. Other than on our Notes, which carry a floating interest rate, we do not use derivative financial instruments in connection with these market risks. Our risk management activities are described below.

Our market risks relate primarily to changes in interest rates. Our New Credit Facility and Notes carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statement of operations and our cash flows will be exposed to changes in interest rates. A one percentage point change in LIBOR would cause an increase to interest expense of approximately $0.2 million as the total potential increase of $1.7 million would be offset by our hedging activities described below. We historically have engaged in interest rate hedging activities related to our floating rate debt. We entered into an interest rate swap during December 2005 on a portion of our Notes, which did not originally qualify for hedge accounting under SFAS No. 133. As a result, the fair market value of the interest rate swap was marked to market at December 31, 2005, with a corresponding adjustment to extinguishment of debt and other expense. As of December 30, 2006, the interest rate swap qualified for hedge accounting. The fair market value of $0.6 million is recorded in other assets on the consolidated balance sheet. Of the appreciation in market value of $1.1 million in Fiscal 2006, $0.5 million is recorded in other comprehensive income, $0.2 million is recorded as a deferred tax liability and the remaining appreciation in market value of $0.4 million, which represents the appreciation of market value from December 31, 2005 to February 9, 2006, which was the period through which the Company did not qualify for hedge accounting, is recorded in other expense.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report on Form 10-K, commencing on page 60.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Director, and VP of Finance, its principal executive officer and principal financial and accounting officer, respectively, of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules l3a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 30, 2006, pursuant to Exchange Act Rule 13a-l5. Based upon that evaluation, the Company’s Chief Executive Officer and Director, and VP of Finance concluded that the Company’s disclosure controls and procedures as of December 30, 2006 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control structure, policies and procedures for the quarter ended December 30, 2006, that could significantly affect our internal control over financial reporting, or be reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table provides certain information regarding our directors and executive officers as of December 30, 2006:

NAME	AGE	POSITION
Thomas A. Tolworthy	52	Chief Executive Officer- Director
Anthony Truesdale	44	President and Chief Merchandising Officer
Cosmo La Forgia	51	Vice President, Finance
Ronald M. Neifield	49	Vice President, General Counsel and Secretary
Louis H. Weiss	37	Vice President, Direct
David H. Edwab	52	Director
Douglas B. Fox	59	Director
John H. Edmondson	61	Director
John D. Howard	54	Director
Douglas R. Korn	44	Director
Richard L. Perkal	53	Director
Richard L. Markee	53	Director

Thomas A. Tolworthy was promoted to Chief Executive Officer in 2004. Mr. Tolworthy is a Director of VS Parent, Inc., VS Holdings, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc. Mr. Tolworthy joined our Company in June 2001 as President and Chief Operating Officer after having spent 11 years at Barnes & Noble in various positions, most recently as President of Barnes & Noble Booksellers. At Barnes & Noble Booksellers, Mr. Tolworthy was directly responsible for executing an extensive store expansion that included opening over 300 new stores and managing the logistics of supplying these stores with up to 200,000 titles.

Anthony Truesdale has served as our President and Chief Merchandising Officer since April 2006. Prior to joining us, he was Senior Vice President of Merchandising and Supply Chain Management at Petsmart, Inc., holding various positions of increasing responsibility since January 1999. Before joining Petsmart, Inc., Mr. Truesdale worked for two years at Sainsbury’s in the United Kingdom as the senior manager for produce and for sixteen years with various operations and merchandising roles at Shaws Supermarkets in New England.

Cosmo La Forgia has served as our Vice President, Finance since September 2004. Mr. La Forgia joined our Company as Corporate Controller in January 2003. Prior to that time, Mr. La Forgia was Divisional Controller for The Home Depot, Inc. from June 1998 to December 2002.

Louis H. Weiss has served as our Vice President, Internet and Catalog Business since December 2006. Prior to that time, Mr. Weiss served as president for Gaiam Direct, the direct marketing unit of Gaiam Inc., in 2005 and 2006. In 2004 and 2005 he was senior vice president of Good Times Entertainment. In July, 2005, Good Times Entertainment filed a petition under Chapter 11 of the Federal Bankruptcy Act and was acquired by Gaiam, Inc. later that year. In 2003 and 2004 Mr. Weiss served as a strategic consultant to various online direct marketing companies. From 2000 through 2003 Mr. Weiss was with Blue Dolphin, Inc. in various executive capacities, and was President thereof at the time he left the company.

Ronald M. Neifield has served as Vice President, General Counsel and Secretary since joining our Company in September 2003. From 1993 through early 2003 Mr. Neifield was an attorney with The Pep Boys—Manny, Moe & Jack, a NYSE retail company selling automotive parts and services in 36 states and Puerto Rico. In 1998 he became Chief Legal Officer of Pep Boys.

John H. Edmondson has served as a Director of VS Parent, Inc. since June 2006, and prior to that time, he served as a Director of VS Holdings, Inc. since April 2006. He has been a member of the Audit Committee of VS Parent, Inc. since July 2006. Mr. Edmondson was appointed to the Nomination and Corporate Governance Committee in January 2007. Mr. Edmondson served as Chief Executive Officer and director of West Marine, Inc., a NASDAQ retail company selling boating supplies and accessories in 38 states, Puerto Rico and Canada, from December 1998 until January 2005. Mr. Edmondson has been pursuing his personal interests since January 2005.

David H. Edwab has served as a Director of VS Parent, Inc. since June 2006 and prior to that time, he served as a Director of VS Holdings, Inc. since November 2005. He became the Chairman of the Audit Committee of VS Parent, Inc. in January 2006 (prior to June 12, 2006, of VS Holdings, Inc.) and a member of the Compensation Committee of VS Parent, Inc. in March 2006 (prior to June 12, 2006, of VS Holdings, Inc.). Mr. Edwab has served as an officer and director of Men’s Wearhouse for over 15 years, starting as Vice President of Finance and Director in 1991, serving as Chief Operating Officer from 1993 to 1997, where he was elected President in 1997. In November 2000, Mr. Edwab joined Bear, Stearns & Co. Inc. as a Senior Managing Director, Head of the Retail Group in the Investment Banking Department. At such time, Mr. Edwab resigned as President of Men’s Wearhouse and was then named Vice Chairman of its Board of Directors. In February 2002, Mr. Edwab re-joined Men’s Wearhouse and continues to serve as Vice Chairman of its Board of Directors. In 2006 Mr. Edwab became an Operating Partner of Bear Stearns Merchant Banking. In addition, Mr. Edwab is lead director, Audit Committee Chairman and member of the Governance Committee of Aeropostale, Inc., a director of New York & Company and a director and Audit Committee Chairman of several other private companies affiliated with BSMB. Mr. Edwab is a Certified Public Accountant. Mr. Edwab also serves as Vice Chairman of the Zimmer Family Foundation and as the Managing Member of David Edwab, LLC.

Douglas B. Fox has served as a Director of VS Parent, Inc. since June 2006 and prior to that time, he served as a Director of VS Holdings, Inc. since July 2005. He has been a member of the Compensation Committee of VS Parent, Inc. since March 2006 (prior to June 12 2006, of VS Holdings, Inc.). Mr. Fox is currently President and Chief Executive Officer of Renaissance Brands Ltd., an advisory and consulting company serving a number of private equity and venture capital firms. Mr. Fox also serves as a director to Bowne & Co., Inc., Advanstar Communications, Inc., Young America Corporation, Microban International, Ltd., Oreck Company, Totes Isotoner Corporation and PreecisionIR. Prior to forming Renaissance Brands in 2001, Mr. Fox was Senior Vice President of Strategy and Marketing at Compaq Computer Corporation.

John D. Howard has served as a Director of VS Parent, Inc. since June 2006 and prior to that time, he served as a Director of VS Holdings, Inc. since 2002. He is currently a Senior Managing Director of Bear, Stearns & Co. Inc. and is the Chief Executive Officer of Bear Stearns Merchant Banking, an affiliate of Bear, Stearns & Co. Inc. Mr. Howard has been the head of the merchant banking department of Bear, Stearns & Co. Inc. since its inception in 1997. From 1990 to 1997, he was a co-CEO of Vestar Capital Partners, Inc., a private investment firm specializing in management buyouts. Previously he was a Senior Vice President of Wesray Capital Corporation, a private investment firm specializing in leveraged buyouts. Mr. Howard currently serves as a director of several private companies, as a director and member of the Corporate Governance Committee and Compensation Committee of both New York & Company, Inc., and IDTI, Inc., both publicly traded companies, and as a director of the publicly traded company Aéropostale, Inc.

Douglas R. Korn has served as a Director of VS Parent, Inc. since June 2006, and as a Director of VS Holdings, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc. since 2002 and became the Chairman of the Compensation Committee in March 2006. Mr. Korn was appointed to the Nomination and Corporate Governance Committee in January 2007. He is currently a Senior Managing Director of Bear, Stearns & Co. Inc. and is a Partner and Executive Vice President of Bear Stearns Merchant Banking, an affiliate of Bear, Stearns & Co. Inc. Prior to joining Bear Stearns in January 1999, Mr. Korn was a Managing Director of Eos Partners, L.P., an investment partnership. Mr. Korn previously worked in private equity with Blackstone Group and in investment banking with Morgan Stanley. Mr. Korn is currently a director of numerous public and private companies and charitable organizations.

Richard L. Markee has served as a Director of VS Parent, Inc., and VS Direct Inc. since September, 2006. Mr. Markee was appointed to and named the chairman of the Nomination and Corporate Governance Committee in January 2007. He has been the President of Babies “R” Us since August 2004 and Vice Chairman of Toys “R” Us, Inc. since May 2003. Mr. Markee also served as Interim Chief Executive Officer of Toys “R” Us, Inc. and its subsidiaries from July 2005 to February 2006. Mr. Markee served as President of Toys “R” Us U.S. from May 2003 to August 2004. From January 2002 to May 2003, he was Executive Vice President – President – Specialty Businesses and International Operations of Toys “R” Us. In 2006 Mr. Markee became an Operating Partner of Bear Stearns Merchant Banking. From June 2005 through July 2006, he served on the Board of Directors of The Sports Authority, Inc. From October 1999 to January 2002, he served as Executive Vice President, President of Babies “R” Us and the Chairman of Kids “R” Us.

Richard L. Perkal has served as a Director of VS Parent, Inc. since June 2006, and as a Director of VS Holdings, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc. and member of the Audit Committee of VS Parent, Inc. since 2002 (prior to June 12 2006, of VS Holdings, Inc.). Mr. Perkal was appointed to the Nomination and Corporate Governance Committee in January 2007. Mr. Perkal is currently a Senior Managing Director of Bear, Stearns & Co. Inc. and is a Partner of Bear Stearns Merchant Banking, an affiliate of Bear, Stearns & Co. Inc. Prior to joining Bear, Stearns & Co. Inc. in 2000, Mr. Perkal was a senior partner in the law firm of Kirkland & Ellis LLP where he headed the Washington D.C. corporate transactional practice, primarily focusing on leveraged buyouts and recapitalizations. Mr. Perkal currently serves as a director and member of the Corporate Governance Committee of New York & Company, Inc., a publicly traded company, as well as several private companies.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our officers, directors and employees. Our board has a separately-designated standing Audit Committee. The members of the Audit Committee are David H. Edwab (chair), John Edmondson and Richard L. Perkal. Although our equity is not currently listed on or with a national securities exchange or national securities association, and we are not required to have an audit committee or to designate any of our Audit Committee members as an audit committee financial expert, we have elected to delegate Mr. Edwab as an Audit Committee financial expert.

Item 11.	Executive Compensation

Report of the Compensation Committee

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual Report on Form 10-K for the year ended December 30, 2006.

Submitted by:	Douglas R. Korn, Chairman
David H. Edwab
Douglas B. Fox
Members of the Compensation Committee

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee Process

The Compensation Committee of the Board of Directors approves all compensation and awards to the individuals included on the Summary Compensation Table (the “named executive officers”). Annually, the Compensation Committee will review the performance and compensation of the chief executive officer and, following discussions with the chief executive officer and, where it deems appropriate, other advisors, establish all executives’ compensation levels for the subsequent year. For the remaining named executive officers, the chief executive officer makes recommendations to the Compensation Committee for approval.

The Compensation Committee, which was created in 2006, met once in 2006. The Compensation Committee’s charter provides that it will (i) develop, approve, and report to the Board regarding the Company’s overall compensation philosophy and strategy, (ii) establish corporate goals and objectives relevant to chief executive officer compensation, evaluate the chief executive officer’s performance in light of those goals and objectives, and determine and approve the chief executive officer’s compensation level based on this evaluation, (iii) review and approve the compensation structure for the other executive officers and review and approve the chief executive officer’s recommendations with respect to executive officer compensation, (iv) oversee chief executive officer and executive succession planning and development, and (iv) make recommendations to the Board with respect to director compensation. In addition to the committee members, in the past the chief executive officer, the president, the corporate secretary/general counsel and the vice president of human resources have attended its meetings, and other officers from the Company may be asked to attend from time to time as the committee deems appropriate. Other members of the Board of Directors have also attended the Compensation Committee’s meetings. The Compensation Committee makes regular reports to the full Board of Directors based on its activities and, for certain activities, such as the granting of options, the Compensation Committee will make recommendations to the full Board for approval.

General Compensation Philosophy, Objectives and Purpose

We work to attract and retain proven, talented, industry executives who we feel will help to put us in the best position for continued growth and to meet our company’s objectives. We attempt to recruit executives from large retail corporations with the expectation that they will share their knowledge of managing and creating a large successful retail organization. We strive to provide our named executive officers with a compensation package that is competitive for a given position in our industry and geographic region. The purpose of our executive compensation program is to provide incentives for our executives to perform or outperform expectations, and to meet specific individualized goals. We believe our compensation objectives are achieved through a combination of base salary, annual bonus and equity compensation. With the exception of equity, or stock-based compensation, all compensation is paid in cash.

Though we are currently not a publicly-owned company, our stock-based compensation provides a means for our executives to obtain a degree of ownership of our Company and therefore align corporate and individual goals. The issuance of equity compensation is generally not based on performance but rather a component of each officer’s initial compensation offering package, which are described below in the narrative accompanying the Summary Compensation Table. As bonuses are based on both individual and company wide performance and objectives, we offer a median base salary within a given range for an executive position so as to mitigate the volatility we may experience with regards to overall performance and objectives. It is our philosophy that bonuses are to be used to provide an added incentive to meet additional objectives which exceed ordinary expectations and not as salary itself.

Compensation Benchmarking

Review of External Data

In fiscal 2004, and continuing into fiscal 2005, we retained the services of an outside compensation consulting firm, Compensation Resources, Inc., to assess the market ranges of total compensation for our executive positions. We did not employ these or any similar services to review total compensation in Fiscal 2006. In determining our executives’ total compensation packages in 2004 and 2005, we targeted approximately the median level of the total compensation value of a comprehensive benchmark market analysis, performed by Compensation Resources, Inc., which utilized fifteen benchmark surveys covering both retail and non-retail positions. The Compensation Committee plans to review the total compensation package not less frequently than annually based upon the recommendations of the chief executive officer and such outside consultants as the Compensation Committee may deem appropriate. We determined, and continue to believe, that we should be market competitive with compensation and should align our compensation packages with our business goals and objectives. However, we strongly believe in engaging the best talent in critical functions, and this may entail negotiations with individual executives who have significant compensation and/or retention packages in place with other employers. In order to make such individuals “whole” for the compensation that they would forfeit by terminating their previous employment, the Compensation Committee may determine that it is in the Company’s best interests to negotiate compensation packages that deviate from the general principle of targeting the median of our peers. Similarly, the Compensation Committee may determine to provide compensation outside of the normal cycle to certain individuals to address retention issues.

In December 2006 the Compensation Committee engaged The Hay Group for the purpose of reviewing the Company’s bonus program (as described below in “Elements of Compensation”). The Hay Group was chosen as they conduct an annual survey of total compensation in the retail industry covering over 70 companies. Based upon the results of their review, the Compensation Committee recommended to the Board, and the Board adopted, certain revisions to the Company’s bonus plan for fiscal year 2007 and subsequent years, including revisions to the target bonus percentage for our named executive officers, other than the president, and a revised payout formula for exceeding or failing to achieve the Company’s target objectives by a small amount. Based upon a review of the compensation arrangements discussed below, we believe that the value and design of our executive compensation program adequately addresses our goals and compensation philosophy.

Elements of Total Compensation

Components of our executive compensation are as follows:

Base Salary. Base salary for our executives is determined based on the specific level of the executive, responsibilities of a position, and certain benchmarking and labor market factors. Generally, the goal is to achieve the median of a given range for similar positions in similar industries within our Company’s geographic region. We offer a base salary near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies so as to mitigate the volatility we may experience with regard to overall Company performance and objectives. Salaries are reviewed during the annual review process when an increase, if any, is determined. Any increase in salary for the named executive officers is subject to Compensation Committee approval. In addition, base salaries may be adjusted, on occasion at the Compensation Committee’s discretion, to realign a particular salary or salaries with current market conditions.

Annual Bonus. It is our philosophy that bonuses are to be used to provide an added incentive to meet additional objectives which exceed ordinary expectations. For Fiscal 2006, excluding relocation and sign-on bonuses, the bonus for the chief executive officer was 100% of his base salary, for the president it was 65% of his base salary and for the other named executive officers (excluding Mr. Weiss) it was 32.5% of their base salary. With the exception of our chief executive officer, whose annual bonus is established by the Compensation Committee in a manner consistent with his employment contract, annual bonuses are determined based on the guidelines of our Management Incentive Plan (“MIP”). Pursuant to his employment agreement, the chief executive officer’s target bonus is 100% of his base salary.

The MIP is a cash-based, pay-for-performance annual incentive plan which was adopted in December 2004. The MIP allows for a range of cash awards based on the participant’s base salary, level of employment, our operating results and individual objectives. Individual objectives are established by the employee’s supervisor and the chief executive officer. The annual bonus for all participants in the MIP is based upon a combination of Company-wide (75%) and individual (25%) objectives. Under the MIP, awards will be calculated and paid only after our financial results have been reviewed, at which time the cash awards are processed and paid before March 15th of the following year. It is anticipated that the Compensation Committee will review the plan annually, and present any proposed changes to the Board.

The formula below provides an illustration as to how the annual bonus award pursuant to the MIP is calculated.

Annual Compensation x Participant’s Target Bonus x Corporate Multiplier = MIP Award

Annual Compensation. Annual Compensation is the participant’s compensation for the fiscal year for which the bonus is being paid.

Participant’s Target Bonus. Each position has a target bonus, which is a percentage of the individual’s base salary. In 2006 these target objectives were 50% for the president and 25% for the other named executive officers. Based upon The Hay Group’s benchmarking, the Compensation Committee recommended to the Board, and the Board approved, an increase, effective for the 2007 fiscal year, in the target bonus for the named executive officers other than the chief executive officer and the president from 25% to 30%. The participant’s target bonus is divided into two components: corporate objectives, which aggregate to 75% of the participant’s target bonus, and individual objectives, which aggregate to 25% of the participant’s target bonus.

The Corporate Objectives. The corporate performance objective(s) are established each year by the Compensation Committee and Board as part of the budgeting process. Each year, corporate objective(s) are reviewed by the Compensation Committee and approved by our Board. To date, the corporate objectives have always been financial, although the Compensation Committee may in the future designate objectives that include both financial (objective) criteria and/or subjective criteria. In Fiscal 2004 and prior years, if the target company performance objective was not satisfied, there was no bonus payout for any eligible participant. For fiscal 2005 and 2006, the MIP was revised so that individuals would be paid a bonus based upon the satisfaction of their individual objective(s), even if the corporate objective was not satisfied.

Individual Objectives. The individual component of the bonus is customized to each individual’s position at Vitamin Shoppe. Effective for the 2007 fiscal year, if our Company does not achieve ninety-five percent (95%) of its company performance objective, it will not pay any individual performance bonuses.

Corporate Multiplier. In Fiscal 2006 and prior, the MIP provided that if the corporate performance objective was exceeded, there would be an increase in the bonus payout based upon step increments. Starting in 2007, the bonus payout will range from 50% to 150% of the participant’s target bonus based upon the achievement of certain corporate performance objectives. In addition, we have also determined that for fiscal 2007 and subsequent years, if we attain between 95% and 99% of the corporate performance objectives, but we fail to leverage our growth, there will be no payments under the MIP based upon the satisfaction of corporate MIP criteria.

For all but the chief executive officer, our Company’s 2006 corporate performance exceeded the established corporate performance objectives. As a result, the formula-driven 2006 MIP awards led to a potential bonus equal to 130% of the target for each of our named executive officers, other than for our chief executive officer. In 2006 our performance was such that the chief executive officer met the established corporate performance target for him, but did not exceed it. Therefore, the bonus paid to the chief executive officer was 100% of his salary.

Individual Bonus Plans. On occasion, we have determined that it is desirable to adopt an individualized bonus plan for certain executives in order to entice them to leave alternate employment. We adopted such a plan for Mr. Weiss, our Vice President of Direct, which is more fully set forth in his employment agreement, described in the narrative accompanying the Summary Compensation Table.

Long-term Incentive Compensation. Granting stock options encourages our executives to focus on our Company’s future success. We issue grants for stock options under our Amended and Restated 2006 Stock Option Plan of VS Parent, Inc., our parent corporation (the “2006 Plan”). The predecessor plan was the 2002 Stock Option Plan of VS Holdings, Inc., which was converted in June 2006 in connection with the formation and merger of VS Parent, Inc. Our named executive officers and certain outside directors participate in the 2006 Plan. The number of grants each recipient receives is generally based on their particular position within the Company. In the case of certain executives the number of options was a negotiated part of their individual employment packages, which are detailed in the “Grants of Plan Based Awards” discussion. All grants to officers require the approval of our Board.

Other. Perquisites are awarded on a case by case basis based on individual employment agreements. They are determined based on a given hiring situation and approved by the Compensation Committee and Board. Compensation components classified as Other that are offered to the named executive officers along with all employees of Vitamin Shoppe include a 401-k plan with a Company match, and Company-paid disability and life insurance.

For Fiscal 2006 we did not have either a pension or deferred compensation program for our employees. However, in late 2006 the Compensation Committee authorized the creation of a deferred compensation plan for senior level employees, which authorization prohibits any Company contributions on behalf of any officer (other than the voluntary election to defer the payment of a portion of such individual’s salary) without further Compensation Committee authorization.

Compensation Recovery Policies

Recoupment of Certain Sign-on/Relocation Bonuses. As of December 30, 2006, we have the right to seek recoupment from our president and chief merchandising officer, as provided in his employment agreement, for the relocation costs provided at the time of hire should he terminate his employment with the Company within two years from his date of hire.

Ownership Guidelines

Share Retention Guidelines. Our chief executive officer, Mr. Thomas Tolworthy, borrowed the sum of $1.5 million dollars from VS Holdings, Inc. to assist with the purchase of 75,750 shares of the Company’s common stock and 9,343 shares of preferred stock so that the chief executive officer had an aggregate level of ownership appropriate to his position. VS Holdings, Inc. has since assigned the note evidencing this debt to VS Parent, Inc. At the time the Company was organized, Mr. Tolworthy, who was then the President and Chief Operating Officer of the Company, purchased his current interest in the equity of the Company. To date, we have not established any guidelines that would require any of our named executive officers to own stock in VS Parent, Inc.

We currently have no trading policies as our stock is presently not offered to the public. All of the stock is subject to the terms and provisions of that certain Amended and Restated Securityholders Agreement by and among all of our shareholders.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Options Awards $ (1)	Non-Equity Incentive Plan Comp $	All Other Compensation $	Total $
Thomas Tolworthy Chief Executive Officer	2006	475,000	475,000	—	—	—	24,562	974,562

Cosmo La Forgia VP, Finance	2006	254,000	82,550	—	—	—	18,239	354,789

Anthony N. Truesdale President and Chief Merchandising Officer	2006	337,500	292,500	—	418,932	—	158,125	1,207,057

Ronald M. Neifield VP, General Counsel and Secretary	2006	230,452	74,897	—	—	—	22,052	327,401

Louis Weiss VP, Direct	2006	—	—	—	720	—	—	720

Wayne Richman Chief Operating Officer (2)	2006	144,231	—	—	—	—	354,373	498,604

(1)	The value of option awards granted to our named executive officers has been estimated pursuant to requirements under SFAS No. 123(R) for 2006 and SFAS No. 123 for 2005. With the exception of Messrs. Truesdale and Weiss, all grants for our name executive officers were valued under SFAS No. 123, as they were granted prior to the adoption of SFAS No. 123(R), and thus have not been recorded as compensation expense in our consolidated financial statements. The assumptions used for estimating the fair value for Mr. Truesdale and Mr. Weiss’s are outlined in Note. 4 to our financial statements. The weighted average fair value of our options granted during Fiscal 2006 calculated pursuant to SFAS No. 123(R), was $6.09. See Note 4, “Critical Accounting Policies — Stock-Based Compensation.” for a further discussion.
(2)	As of April 2006, Mr. Richman was no longer employed by our Company (see employment agreements section for further discussion).

Perquisites Table

		Mr. Tolworthy	Mr. La Forgia	Mr. Truesdale	Mr. Neifield	Mr. Weiss	Mr. Richman
Car Allowance (1)	2006	$12,000	$7,200	—	$12,000	—	$4,000
Life Insurance Premiums (2)	2006	540	540	360	540	—	180
Relocation Allowance	2006	—	—	82,500	—	—	—
Severance/Re-org	2006	—	—	—	—	—	341,827
401(k) Company Contribution	2006	12,022	10,499	—	9,512	—	8,366
Miscellaneous (3)	2006	—	—	75,265	—	—	—

Total		$24,562	$18,239	$158,125	$22,052	$—	$354,373

(1)	Other than for Mr. Tolworthy, car allowances will be integrated into salaries beginning in 2007.
(2)	The amounts shown represent premiums paid by the Company on behalf of the Executive.
(3)	Represents the grossed-up taxes paid on relocation allowance.

Employment Agreements

As of December 30, 2006, all of our named executive officers were employed with us pursuant to written employment agreements.

Mr. Tolworthy. Mr. Tolworthy’s employment agreement, executed in 2002 and as subsequently amended and restated, sets forth a five year term (the “Initial Term”) and automatic renewal for successive one year periods unless either Mr. Tolworthy or the company notifies the other of intent not to renew the agreement. The agreement provides for an annual base salary and an annual bonus based on achievement of company performance objectives. Mr. Tolworthy’s agreement provides for severance payments upon termination of his employment without “cause” (as such term is defined in the agreement) conditioned upon Mr. Tolworthy delivering a general release in favor of the company. The severance provisions provide that Mr. Tolworthy will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary through the earlier of (x) twelve months after the date of termination and (y) the last day of either the Initial Term or the renewal term, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) a pro rata amount of bonus for the calendar year in which employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer. If Mr. Tolworthy resigns his employment due to a “change of control” of the company followed within 12 months by a material adverse change in status (as such terms are defined in the agreement), the severance provisions provide that he will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary for twelve months after the date of termination, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) $100,000 and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer. The agreement was amended in 2007 to extend the base term for an additional three years and to modify the structure of Mr. Tolworthy’s bonus.

Mr. Truesdale. Mr. Truesdale’s employment agreement, dated April 11, 2006, sets forth a three year term (the “Initial Term”) and automatic renewal for up to three successive one year periods unless either Mr. Truesdale or the Company notifies the other of intent not to renew the agreement. The agreement provides for an annual base salary and an annual bonus based on achievement of Company performance objectives, as well as a relocation bonus. This relocation bonus which totaled $157,765, $82,500 for relocation fees and $75,265 for income tax gross-up, may be recouped by the Company should Mr. Truesdale resign from the company within two years from his date of hire. Mr. Truesdale’s agreement provides for severance payments upon termination of his employment without “cause” (as such term is defined in the agreement) conditioned upon Mr. Truesdale delivering a general release in favor of the Company. The severance provisions provide that Mr. Truesdale will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary through the earlier of (x) twelve months after the date of termination and (y) the last day of either the Initial Term or the renewal term, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if he has worked for the Company for at least six months during such year, a portion of bonus for the calendar year in which employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer. If Mr. Truesdale resigns his employment due to a “change of control” of the Company followed within twelve months by a material adverse change in status (as such terms are defined in the agreement), the severance provisions provide that he will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary for twelve months after the date of termination, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if he has worked for the Company for at least six months during such year, a portion of the bonus for the calendar year in which employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer.

Mr. La Forgia. Mr. La Forgia’s employment agreement was amended on June 12, 2006. The agreement has a three year term and sets forth an annual bonus based on achievement of company and individual performance objectives. Mr. La Forgia’s agreement provides for severance payments upon termination of his employment without “cause” or his resignation due to an adverse change in status (as such terms are defined in the agreement) conditioned upon Mr. La Forgia delivering a general release in favor of the company. The severance provisions provide that Mr. La Forgia will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary for the lesser of (1) twenty-four months after the date of termination, and (2) the expiration of the three-year term of the agreement, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if he has worked for the company for at least six months during such year, a portion of his bonus for the calendar year in which his employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer. If Mr. La Forgia resigns his employment due to a material adverse change in status (as such term is defined in the agreement), the severance provisions provide that he will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary for twenty-four months after the date of termination, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if he has worked for the Company for at least six months during such year, a portion of the bonus for the calendar year in which employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer.

Mr. Weiss. Mr. Weiss’s employment agreement, dated January 15, 2007, sets forth a three year term (the “Initial Term”) and automatic renewal for up to three successive one year periods unless either Mr. Weiss or the Company notifies the other of intent not to renew the agreement. The agreement provides for an annual base salary, with a guaranteed increase of $50,000 after one year of employment, and an annual bonus based on achievement of Company performance objectives, as well as an additional guaranteed bonus for 2007 not subject to the terms of the standard annual performance-based plan. Mr. Weiss is also entitled to an additional bonus equal to 5% of the incremental EBIDTA related to the Company’s Direct business, the amount of which shall be reduced by the additional guaranteed bonus. In addition, Mr. Weiss will be granted an additional 24,000 stock option grants upon the first anniversary of his employment. Mr. Weiss’s agreement provides for severance payments upon termination of his employment without “cause” (as such term is defined in the agreement) conditioned upon Mr. Weiss delivering a general release in favor of the Company. The severance provisions provide that Mr. Weiss will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary through the earlier of (x) twelve months after the date of termination and (y) the last day of either the Initial Term or the renewal term, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if he has worked for the Company for at least six months during such year, a portion of bonus for the calendar year in which employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer. If Mr. Weiss resigns his employment due to a material adverse change in status (as such term is defined in the agreement), the severance provisions provide that he will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary for twelve months after the date of termination, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if he has worked for the Company for at least six months during such year, a portion of the bonus for the calendar year in which employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer.

Mr. Neifield. Mr. Neifield is an employee-at-will pursuant to his employment agreement. His employment agreement provides for severance payments upon termination without “cause” following a “change of control” of the Company or Mr. Neifield’s resignation due to an adverse change in status (as such terms are defined in the agreement), conditioned upon Mr. Neifield delivering a general release in favor of the Company. The severance provisions provide that executive will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, (i) his annual base salary for twelve months after the termination date, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if at the date of termination 50% or more of the measurement period for any performance-based cash bonus has expired, executive shall be paid a portion of such bonus for the current measurement period, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer.

Mr. Richman. On April 21, 2006 Wayne Richman’s employment was terminated with the Company. Mr. Richman’s employment provided for severance payments upon termination of his employment without “cause” or his resignation due to a material adverse change in status (as such terms are defined in the agreement) conditioned upon Mr. Richman delivering a general release in favor of the company. Based on the nature of the separation, Mr. Richman was entitled to receive severance payments, subject to compliance with certain non-compete, non-solicitation and other obligations, an amounts equal to (i) his annual base salary for twelve months after the date of termination, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) a pro rata amount of bonus for the calendar year in which his employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer. As of December 30, 2006, there is approximately $0.2 million of severance payments remaining to be paid to Mr. Richman which is recorded as a liability in accrued salaries and related expenses.

Grants of Plan Based Awards

We award equity grants under the VS Parent 2006 Stock Option Plan, as amended. The plan provides for grants of stock options to certain of our directors, officers, consultants and employees of VS Parent, and VS Holdings and its subsidiaries. The plan is administered by the Board of Directors of VS Parent. A total of 2,046,041 shares of common stock of VS Parent were available for issuance under the plan as of December 30, 2006 in four separate tranches consisting of Tranche A Options, Tranche B Options, Tranche C Options and Tranche D Options. As of December 30, 2006, options to purchase 1,604,931 shares of common stock were outstanding under the plan. The stock options are generally exercisable at no less than the fair market value on the date of grant. Generally, options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The stock options have a maximum term of 10 years. Vested grants are exercisable 30 days from the date of termination of employment without cause. There are no additional factors affecting ability to exercise other than the general vesting terms.

The following table details the executive stock option grants outstanding at December 30, 2006:

Grants of Stock Based Awards

Name	Grant Date	Number of Option Awards	Exercise Price of Awards ($/sh)
Thomas Tolworthy	11/27/2002 11/27/2002 11/27/2002 11/27/2002	204,604 68,201 68,201 68,201	10.00 20.00 25.00 30.00
Cosmo La Forgia	7/1/2003 7/1/2003 7/1/2003 7/1/2003	18,414 6,138 6,138 6,138	10.00 20.00 25.00 30.00
Anthony Truesdale	4/2/2006 4/2/2006 4/2/2006 4/2/2006	195,626 65,208 65,208 65,208	11.47 20.00 25.00 30.00
Ronald Neifield	2/1/2004 2/1/2004 2/1/2004 2/1/2004 10/26/2004 10/26/2004 10/26/2004 10/26/2004	15,750 5,229 5,229 5,229 8,121 2,728 2,728 2,728	10.18 20.00 25.00 30.00 10.18 20.00 25.00 30.00
Louis Weiss	12/29/2006 12/29/2006 12/29/2006 12/29/2006	24,000 8,000 8,000 8,000	14.33 20.00 25.00 30.00
Wayne Richman		—	—

The table below outlines the vesting details of outstanding options at December 30, 2006:

Outstanding Equity Awards at December 30, 2006

Name	Number of Shares Underlying Unexercised Options Exercisable (#)	Number of Shares Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Thomas Tolworthy	204,604	—	10.00	11/27/2012
	68,201	—	20.00	11/27/2012
	68,201	—	25.00	11/27/2012
	68,201	—	30.00	11/27/2012
Cosmo La Forgia	13,810	4,604	10.00	7/1/2013
	4,603	1,535	20.00	7/1/2013
	4,603	1,535	25.00	7/1/2013
	4,603	1,535	30.00	7/1/2013
Anthony Truesdale	—	195,626	11.47	4/1/2016
	—	65,208	20.00	4/1/2016
	—	65,208	25.00	4/1/2016
	—	65,208	30.00	4/1/2016
Ronald Neifield	11,812	3,938	10.18	2/1/2014
	3,921	1,308	20.00	2/1/2014
	3,921	1,308	25.00	2/1/2014
	3,921	1,308	30.00	2/1/2014
	4,061	4,060	10.18	10/25/2014
	1,364	1,364	20.00	10/25/2014
	1,364	1,364	25.00	10/25/2014
	1,364	1,364	30.00	10/25/2014
Louis Weiss	—	24,000	14.33	11/28/2016
	—	8,000	20.00	11/28/2016
	—	8,000	25.00	11/28/2016
	—	8,000	30.00	11/28/2016
Wayne Richman (1)	—	—	—
	—	—	—

(1)	Mr. Richman’s termination occurred in April 2006. His options were forfeited in May 2006.

Option Exercise and Stock Vested

There were no stock options exercised during Fiscal 2006 by our executives. We do not award stock grants.

Pension Benefits

We currently do not have a pension program for our employees.

Nonqualified Deferred Compensation

We did not have a nonqualified deferred compensation program for our employees during Fiscal 2006.

Director Compensation

We had eight directors at December 30, 2006. During Fiscal 2006, we had five Directors who received compensation. Messrs. Howard, Perkal and Korn, who are executives with BSMB, do not receive any compensation for their services on the Board. We offer to each other member of our Board $5,000 per quarterly board meeting held and additional $1,000 for each committee meeting that they attend, as well as $1,000 per each subcommittee meeting attended. In addition, those other directors are each issued 15,000 stock-option grants upon acceptance of their offer as Director. These grants are subject to the same terms as those of every Vitamin Shoppe employee as described in 2006 Plan narrative.

The following table details the compensation paid to our Directors in Fiscal 2006:

Director Compensation Table

Name	Total ($)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)
John D. Howard	—		—	—	—	—

John H. Edmondson	33,331	19,000		14,331	—	—

David H. Edwab	23,000	23,000			—	—

Richard L. Perkal	—		—		—	—

Douglas B. Fox (1)	111,000	19,000			—	92,000

Douglas R. Korn	—		—		—	—

David I. Fuente	6,000	6,000

Richard Markee	11,915	6,000		5,915	—	—

(1)	Related Party Agreements. Beginning in November 2005, we were party to a consulting agreement with Renaissance Brands LTD, whose sole shareholder is Mr.Fox. Renaissance Brands provided us with marketing consulting services throughout September 2006. At December 30, 2006, we no longer had this agreement.

Mr. Edmondson attended three quarterly meetings and one subcommittee meetings throughout Fiscal 2006. Mr. Edmondson also received 15,000 stock option grants per our standard director compensation agreement at a weighted average exercise price of $18.16.

Mr. Edwab attended three quarterly meetings and five subcommittee meetings throughout Fiscal 2006. Mr. Edwab also received 15,000 stock option grants per our standard director compensation agreement at a weighted average exercise price of $18.85. There was no expense related to these grants in Fiscal 2006 as they were granted prior to the adoption of SFAS No. 123(R).

Mr. Fox attended three quarterly meetings and one subcommittee meeting throughout Fiscal 2006. Mr. Fox also received 15,000 stock option grants per our standard director compensation agreement at a weighted average exercise price of $19.10. There was no expense related to these grants in Fiscal 2006 as they were granted prior to the adoption of SFAS No. 123(R). The 92,000 in “Other” relates to the related party discussion above.

Mr. Fuente attended one quarterly meeting in Fiscal 2006. Mr. Fuente had no stock options outstanding at December 30, 2006, as he resigned from our board in July 2006. There was no expense related to his grants forfeited in Fiscal 2006 as they were granted prior to the adoption of SFAS No. 123(R).

Mr. Markee attended one quarterly meeting in Fiscal 2006. Mr. Markee also received 15,000 stock option grants per our standard director compensation agreement at a weighted average exercise price of $18.61.

Potential Payments Upon Termination or Change in Control

Pursuant to their respective employment agreements, should any of our named executive officers, with the exception of Mr. Tolworthy, terminate his employment upon a change in control within twelve months following the change in control, should there be a material adverse change in the executive’s function and responsibilities without the consent of the executive, we are obligated to make severance payments equal to such executive’s base salary for up to a year from the date of termination, paid quarterly; pay any unpaid bonus earned in the previous year of termination; pay a pro-rated portion of annual bonus in the year of termination, provided the executive achieved a minimum of six months of employment within that year. Regarding Mr. Tolworthy, all the above applies with the exception that he may receive $100,000 in bonus in the year of termination regardless of the number of months of employment within that year. In addition to cash payments, all named executive officers are eligible to for continued participation in all life, health, and disability and similar insurance plans with the same provisions as every Company employee for up to twelve months.

Cash Severance
Thomas Tolworthy	$600,000
Anthony Truesdale	475,000
Cosmo La Forgia	267,200
Louis Weiss	300,000
Ronald Neifield	251,063

The foregoing does not include any severance payments on account of bonuses that can not be determined at this point in time.

We are not obligated to make any cash payment or provide continued benefits to the named executive officers, other than certain vested retirement plans, if their employment is terminated by us for cause or by the executive without cause.

In addition to cash payments and insurance continuation, pursuant to our 2006 stock option plan, all unvested outstanding stock option grants vest immediately upon a change in control. Messrs. La Forgia, Truesdale, Neifield, and Weiss hold options that would vest upon any change in control, though only Messrs. Truesdale and Weiss possess compensatory options which would impact our statement of operations. Accordingly, assuming a change in control were to take place on January 1, 2007, the unamortized stock option expense relating to the following individuals would be charged to the Company’s statement of operations immediately following the change in control:

Value of Accelerated Equity Awards(1)
Anthony Truesdale	$1,820,000
Louis Weiss	$354,000

(1)	Assumes all grants are “in-the-money.”

Employee Benefit Plans

Our employees, including our named executive officers, are entitled to various employee benefits. These benefits include the following: medical and dental care plans; flexible spending accounts for healthcare; and life and disability insurance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 30, 2006 information concerning the beneficial ownership of the capital stock of our parent VS Parent, Inc. by:

•	each holder of more than 5% of any class of voting stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership is based upon 7,617,000 shares of our common stock and 79,860 shares of our preferred stock outstanding as of December 30, 2006. Each of the persons set forth below has sole voting power and sole investment power with respect to the shares set forth opposite his or her name, except as otherwise noted. Unless otherwise noted, the address of each stockholder is c/o Vitamin Shoppe, 2101 91st Street North Bergen, NJ 07047. The following table includes shares of our common stock issuable within 60 days of December 30, 2006 upon the exercise of all options and other rights beneficially owned by the indicated person on that date.

NAME OF BENEFICIAL OWNER	COMMON STOCK BENEFICIALLY OWNED	PERCENT OF CLASS	PREFERRED STOCK BENEFICIALLY OWNED	PERCENT OF CLASS
BSMB/Vitamin, LLC (1)	6,092,000	80.0%	60,920	76.3%
Horowitz Family (2)	750,000	9.8%	7,500	9.4%
Executive Officers and Directors:
Thomas A. Tolworthy	559,207	7.3%	1,500	1.9%
Anthony N. Truesdale	—	—
Cosmo La Forgia	27,619	*	—	—
Ronald M. Neifield	39,589	*	—	—
Louis Weiss	—	—	—	—
John D. Howard (1)	6,092,000	—	60,920	—
David H. Edwab	3,750	*	—	—
Richard L. Perkal (3)	—	—	—	—
Douglas R. Korn (4)	—	—	—	—
Douglas B. Fox	3,750	*	—	—
John H. Edmondson	—	—
Ricard L.Markee	—	—	—	—

All named directors and executive officers as a group (12 persons)	6,725,915	88.3%	62,420	78.2%

*	Represents less than 1%.

(1)	Mr. Howard, by virtue of his status as the sole member of JDH Management, LLC, may be deemed to share beneficial ownership of shares owned by BSMB/Vitamin, LLC. Mr. Howard and BSMB share investment and voting power with respect to such shares. Mr. Howard is employed by Bear, Stearns & Co. Inc., a broker/dealer. His business address is 383 Madison Avenue, New York, New York 10179.
(2)	The Horowitz Family consists of Jeffrey Horowitz, Helen Horowitz and two family trusts. Other than the shares held in the family trusts, Jeffrey Horowitz disclaims beneficial ownership of shares held by Helen Horowitz, and Helen Horowitz disclaims beneficial ownership of shares held by Jeffrey Horowitz. The business address for each stockholder identified in this footnote is c/o Fried, Frank, Harris, Shriver and Jacobson LLP, One New York Plaza, New York, New York 10004 and the telephone number is (212) 859-8000.
(3)	Mr. Perkal is employed by Bear, Stearns & Co. Inc., a broker/dealer. His business address is 383 Madison Avenue, 40th Floor, New York, New York 10179
(4)	Mr. Korn is employed by Bear, Stearns & Co. Inc., a broker/dealer. His business address is 383 Madison Avenue, 40th Floor, New York, New York 10179

Item 13.	Certain Relationships, Related Transactions and Director Independence

Securityholders Agreement

Concurrently with the acquisition of our Company by BSMB, our shareholders entered into a securityholders agreement dated as of November 27, 2002 that governs certain relationships among, and contains certain rights and obligations of, such securityholders. The securityholders agreement, among other things:

•	limits the ability of the securityholders to transfer their securities in VS Holdings, Inc., except in certain permitted transfers as defined therein;

•	provides for certain tag-along and co-sale rights; and

•	provides for certain rights of first offer with respect to transfers by security holders other than to certain permitted transferees.

The securityholders agreement also provides that the parties thereto must vote their securities to elect a board of directors of VS Holdings, Inc. which must be comprised of:

•	three persons designated by the securityholders who are affiliates of BSMB (the “BSMB Directors”);

•	Thomas A. Tolworthy, for so long as he serves as an executive officer of our Company; and

•	two persons possessing relevant industry experience or operational expertise as designated by the securityholders who are affiliates of BSMB.

We increased the number of directors possessing relevant industry experience or operational expertise from two to three, making the current board of directors a total of seven members.

In addition, the securityholders agreement provides that BSMB Directors shall comprise a majority of the directors on the board of directors of any of the subsidiaries of VS Holdings, Inc. and of any committee of the board of VS Holdings, Inc. or any of its subsidiaries.

The securityholders agreement also gives the securityholders certain rights with respect to registration under the Securities Act of shares of VS Holdings, Inc. securities held by them, including certain demand registration rights. To exercise their demand registration rights, the holders of such rights must request that VS Holdings, Inc. effect a registration under the Securities Act in a firmly underwritten public offering. Upon receipt of such request, VS Holdings, Inc. shall use its best efforts to effect the registration on any form available to it. BSMB and its affiliates may make up to four demand registrations on Form S-1 or S-2 and unlimited demand registrations on Form S-3. Other holders of demand registration rights may make one demand registration each.

Advisory Services Agreement

We and Bear Stearns Merchant Manager II, LLC, an affiliate of BSMB, are parties to an advisory services agreement, pursuant to which general advisory and management services are to be provided to us with respect to financial and operating matters. Under the terms of the advisory services agreement, at the closing of the acquisition of our Company by BSMB in 2002, we paid a transaction fee equal to $4,575,000 in connection with services rendered in connection with the acquisition. We also pay fees for ongoing advisory and management services equal to the greater of $187,500 or 0.25% of our gross sales for the preceding fiscal quarter. Such fees are paid each quarter. The advisory services agreement also provides that the advisors will be reimbursed for their reasonable out of pocket expenses in connection with certain activities undertaken pursuant to the agreement and will be indemnified for liabilities incurred in connection with their role under the agreement, other than for liabilities resulting from their gross negligence or willful misconduct.

Our advisors have a right of first offer to serve as our financial advisors in connection with acquisitions, divestitures and financings. In connection with these services, our advisors will earn an additional fee of the amount customary for such services. The agreement terminates on November 27, 2012. On November 15, 2005, we issued the Notes. Bear Stearns & Co. Inc. was an initial purchaser and a joint book-running manager in connection with the offering of the Notes and received approximately $4,537,500 in underwriting discounts and commissions in connection with the offering. Upon a change of control of the consummation of a qualified public offering (as defined in the agreement) the agreement would terminate and we would be obligated to pay the minimum advisory fees that would be payable in respect of the then current fiscal quarter as well as for the next four successive fiscal quarters.

Transactions with Management

Prior to June 12, 2006, we held a promissory note made by Thomas A. Tolworthy on November 27, 2002, in the aggregate principal amount of $1,500,000 issued in connection with Mr. Tolworthy’s purchase of our common and preferred stock. As of June 12, 2006, this note is being held by VS Parent which it received from Holdings as part of a dividend made at the time of the reorganization.

Board of Directors

The board of directors of our parent company, VS Parent, Inc., is currently composed of eight directors. Because affiliates of BSMB own more than 50% of the voting common stock of VS Parent, we would be a “controlled company” within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules, which would qualify us for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including the requirement that the board of directors be composed of a majority of independent directors. Our board of directors is currently composed of three directors, none of whom would qualify as independent.

Item 14.	Principal Accountant Fees and Services

Aggregate fees for professional services rendered for the Company by Deloitte & Touche LLP for Fiscal 2006 and 2005 were:

FEE TYPE	2006	2005
Audit	$597,000	$503,000
Audit-related	440,917	584,000
Tax	13,000	44,650
All Other	—	—

Total	$1,050,917	$1,131,650

Audit Fees. Audit fees for Fiscal 2006 and Fiscal 2005 were $597,000 and $503,000, respectively, for the annual audit of the consolidated financial statements.

Audit-Related Fees. Audit-related fees are comprised of assurance and related services that are traditionally performed by the external auditor. Deloitte & Touche LLP billed the Company $440,917 and $584,000 for Fiscal 2006 and Fiscal 2005, respectively, for audit related professional services. For 2006, these fees included assurance work related to the filing of our registration statement on Form S-4. For 2005, these fees include work for the consent issued in relation to the issuance of the Notes and our new credit facility, as well as accounting consultations and audit of employee benefit plans in Fiscal 2005.

Tax Fees. Tax fees relate primarily to assistance of sales and use tax issues in Fiscal 2006 and in Fiscal 2005, these issues along with Federal and state income tax returns, employee benefit plan returns, personal property tax issues, and state and local audits and tax compliance matters. Tax fees for Fiscal 2006 and Fiscal 2005 were $13,000 and $44,650, respectively.

All Other Fees. During Fiscal 2006 and Fiscal 2005, there were no professional services other than those described above, including tax consulting and compliance services and tax due diligence services.

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form 10-K:

1. The following consolidated financial statements listed below are filed as a separate section of this annual report on Form 10-K commencing on page 61:

Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005.

Consolidated Statements of Operations for the Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004.

Consolidated Statements of Stockholders’ Equity for the Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004.

Consolidated Statements of Cash Flows for the Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004.

Notes to Consolidated Financial Statements for the Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004.

2. Exhibits

Included in this Form 10-K:

EXHIBIT NO.	DESCRIPTION
10.10	Collateral Account Notification and Acknowledgement dated as of January 15, 2006, by and between Vitamin Shoppe Industries Inc., Wachovia Bank National Association and Bank of America, N.A.†

10.11	Third Amended and Restated Employment and Non-Competition Agreement, dated as of June 12, 2006, between Thomas Tolworthy, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.*†

10.12	Non-Competition Agreement, dated as of August 2, 2004, between VS Holdings, Inc. and Wayne M. Richman.*†

10.13	Side Letter, dated as of July 22, 2005, to Non-Competition Agreement between VS Holdings, Inc. and Wayne M. Richman.*†

10.14	Side Letter, dated as of September 6, 2005, to Non-Competition Agreement between VS Holdings, Inc. and Wayne M. Richman.*†

10.15	Form of General Release, dated as of December 28, 2004, between Jeffrey Horowitz and Vitamin Shoppe Industries Inc.*†

10.17	Amended and Restated Employment and Non-Competition Agreement, dated as of June 12, 2006, between Anthony Truesdale and VS Parent, Inc., Vitamin Shoppe Industries Inc., VS Holdings, Inc. *†

10.18	Amendment to Employment Agreement, dated as of June 12, 2006, between Cosmo La Forgia, VS Parent, Inc., Vitamin Shoppe Industries Inc. and VS Holdings, Inc.*†

10.19	Vitamin Shoppe Industries Inc. Management Incentive Plan, dated as of February 28, 2006.*†

10.20	Vitamin Shoppe Industries Inc. Management Incentive Plan, dated as of March 7, 2005.*†

10.21	Form of Employment Agreement between executive officer, VS Parent, Inc., Vitamin Shoppe Industries Inc. and VS Holdings, Inc.*†

10.22	Lease Agreement, dated as of May 2, 2002, between Hartz Mountain Industries, Inc. and Vitamin Shoppe Industries. Inc.†

10.23	Purchase Agreement, dated as of November 1, 2004, between Natures Value, Inc. and Vitamin Shoppe Industries Inc.†

10.24	Advisory Services Agreement, dated as of November 27, 2002, by and among Bear Stearns Merchant Manager II, LLC, VS Holdings, Inc., and Vitamin Shoppe Industries Inc.†

10.25	Amendment No. 1 to Advisory Services Agreement, dated as of June 12, 2006, by and among VS Holdings, Inc., Vitamin Shoppe Industries Inc., Bear Stearns Merchant Manager II, LLC and VS Parent, Inc.†

10.26	Professional Services Agreement, dated as of November 2005, by and between Vitamin Shoppe Industries Inc. and Renaissance Brands, Ltd.†

10.27	Project Agreement, dated as of November 2005, by and between Vitamin Shoppe Industries Inc. and Renaissance Brands, Ltd.†

10.28	Mutual Confidentiality Agreement, dated as of November 2005, by and between Vitamin Shoppe Industries Inc. and Renaissance Brands, Ltd.†

10.29	Employment and Non-Competition Agreement, dated as of January 15, 2007, between Louis Weiss, VS Parent, Inc.,VS Holdings, Inc., VS Direct Inc., and Vitamin Shoppe Industries Inc. (Incorporated by reference to Exhibit to the Current Report on Form 8-K filed on January 16, 2007).*

10.30	Third Amended and Restated Employment and Non-Competition Agreement, dated as of February 28, 2007, between Thomas Tolworthy, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc. (Incorporated by reference to the Exhibit to the Current Report on Form 8-K, filed on March 6, 2007).*

21.1	Subsidiaries of the Registrant.†

31.1	Certification of Thomas A. Tolworthy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Cosmo La Forgia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*	Management contract or compensation plan or arrangement.
†	Incorporated by reference to the Exhibit to Registration Statement No. 333-134983 on Form S-4 filed on June 13, 2006, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

VS HOLDINGS, INC.

By:	/s/ Thomas A. Tolworthy
Thomas A. Tolworthy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ THOMAS A. TOLWORTHY	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007
Thomas A. Tolworthy

By:	/s/ COSMO LA FORGIA	Vice President of Finance (Principal Financial and Accounting Officer)	March 30, 2007
Cosmo La Forgia

By:	/s/ DOUGLAS R. KORN	Director	March 30, 2007
Douglas R. Korn

By:	/s/ RICHARD L. PERKAL	Director	March 30, 2007
Richard L. Perkal

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VS Holdings, Inc.

We have audited the accompanying consolidated balance sheets of VS Holdings, Inc. and Subsidiary (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of VS Holdings, Inc. and Subsidiary as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company adopted the provision of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006. Also, as discussed in Note 4, the Company changed its method of accounting for costs included in inventory in Fiscal 2005.

/s/	Deloitte & Touche LLP
New York, New York
March 29, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$1,472	$4,784
Inventories	82,175	74,132
Prepaid expenses and other current assets	11,061	11,603
Deferred income taxes	2,001	3,202

Total current assets	96,709	93,721
Property and equipment, net	61,931	62,620
Goodwill	175,896	175,896
Other intangibles, net	68,205	68,100
Other assets:
Deferred financing fees, net of accumulated amortization of $1,206 and $123, respectively	6,382	6,605
Other	895	165
Security deposits	1,602	1,494

Total other assets	8,879	8,264

Total assets	$411,620	$408,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving credit facility	$6,500	$12,127
Accounts payable	26,672	27,816
Deferred sales	11,475	11,046
Accrued salaries and related expenses	4,330	2,946
Accrued interest	2,624	2,980
Other accrued expenses	6,822	8,538

Total current liabilities	58,423	65,453
Long-term debt	165,000	165,000
Deferred income taxes	20,244	18,596
Deferred rent	14,447	11,697
Commitments and contingencies
Stockholders' equity:
Preferred stock $0.01 par value; no shares issued and outstanding at December 30, 2006; 500,000 shares authorized and 79,860 Series A Shares issued and outstanding at December 31, 2005 (aggregate liquidation preference $101,980)	—	1
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 30, 2006; and 11,000,000 shares authorized, 7,617,000 shares issued and outstanding at December 31, 2005	—	76
Additional paid-in capital	155,642	151,040
Warrants	—	5,666
Note receivable due from officer	—	(1,500)
Accumulated other comprehensive income	478	—
Accumulated deficit	(2,614)	(7,428)

Total stockholders’ equity	153,506	147,855

Total liabilities and stockholders' equity	$411,620	$408,601

See accompanying notes to consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Net sales	$486,026	$436,463	$387,357
Cost of goods sold	326,523	290,243	258,223

Gross profit	159,503	146,220	129,134
Selling, general and administrative expenses	128,646	126,514	112,789
Related party expenses (see Note 12)	1,356	1,799	969

Income from operations	29,501	17,907	15,376
Extinguishment of debt and other	(366)	11,573	—
Interest income	(350)	(209)	(190)
Interest expense	22,161	19,595	16,538

Interest expense, net	21,811	19,386	16,348

Income (loss) before provision (benefit) for income taxes	8,056	(13,052)	(972)
Provision (benefit) for income taxes	3,242	(5,063)	(361)

Income (loss) before cumulative effect of accounting change	4,814	(7,989)	(611)
Cumulative effect of accounting change, net of tax provision of $1.6 million for Fiscal 2005 (see Note 4)	—	2,280	—

Net income (loss)	$4,814	$(5,709)	$(611)

See accompanying notes to consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock
	Series A		Common Stock
	Shares	Amounts	Shares	Amounts	Note Receivable Due from Officer	Additional Paid-In- Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 27, 2003	79,860	$1	7,617,000	$76	$(1,500)	$151,040	$5,666	$(1,108)	$(245)	153,930
Net loss	—	—	—	—	—	—	—	(611)	—	(611)
Interest Rate Collar net of taxes of $24	—	—	—	—	—	—	—	—	30	30

Comprehensive Loss	—	—	—	—	—	—	—	—	—	(581)

Balance at December 25, 2004	79,860	$1	7,617,000	$76	$(1,500)	$151,040	$5,666	$(1,719)	$(215)	153,349
Net loss	—	—	—	—	—	—	—	(5,709)	—	(5,709)
Interest Rate Collar net of taxes of $176	—	—	—	—	—	—	—	—	215	215

Comprehensive Loss	—	—	—	—	—	—	—	—	—	(5,494)

Balance at December 31, 2005	79,860	$1	7,617,000	$76	$(1,500)	$151,040	$5,666	$(7,428)	$—	$147,855
Net income	—	—	—	—	—	—	—	4,814	—	4,814
Interest Rate Swap, net of taxes of $209	—	—	—	—	—	—	—	—	478	478

Total Comprehensive Income										5,292
Equity Compensation	—	—	—	—	—	524	—	—	—	524
Recapitalization	(79,860)	(1)	(7,616,900)	(76)	1,500	4,078	(5,666)	—	—	(165)

Balance at December 30, 2006	—	$—	100	$—	$—	$155,642	$—	$(2,614)	$478	$153,506

See accompanying notes to consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Cash flow from operating activities:
Net income (loss)	$4,814	$(5,709)	$(611)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,811	21,847	21,972
Loss on extinguishment of debt	—	11,137	—
Cumulative effect of accounting change, net of tax (see Note 4)	—	(2,280)	—
Loss on disposal of fixed assets	8	—	48
Deferred income taxes	2,640	(5,168)	(597)
Deferred rent	2,054	3,129	3,443
Equity compensation expense	524	—	—
Changes in operating assets and liabilities:
Inventories	(8,043)	(8,277)	(7,019)
Prepaid expenses and other current assets	1,074	(2,451)	(932)
Other non-current assets	(221)	—	13
Accounts payable	(1,144)	6,297	822
Accrued expenses and other current liabilities	238	1,472	5,953

Net cash provided by operating activities	16,755	19,997	23,092

Cash flow from investing activities:
Capital expenditures	(13,475)	(19,021)	(19,174)
Trademarks	(105)	—	—

Net cash used in investing activities	(13,580)	(19,021)	(19,174)

Cash flow from financing activities:
Borrowings under revolving credit agreement	—	21,127	4,000
Repayment of borrowings under revolving credit agreement	(5,627)	(9,000)	(4,000)
Repayment of long-term debt	—	(169,476)	(1,000)
Proceeds from issuance of long-term debt	—	165,000	—
Deferred financing fees	(860)	(6,728)	(800)
Net decrease in capital leases	—	—	(178)

Net cash (used in) provided by financing activities	(6,487)	923	(1,978)

Net (decrease) increase in cash and cash equivalents	(3,312)	1,899	1,940
Cash and cash equivalents beginning of year	4,784	2,885	945

Cash and cash equivalents end of year	$1,472	$4,784	$2,885

Supplemental disclosures of cash flow information:
Interest paid	$21,308	$16,670	$11,858
Income taxes paid	$401	$1,077	$561

Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$—	$428	$1,757

Supplemental disclosures of non-cash financing activities:
Dividend to VS Parent, Inc. (See Note 3)	$1,665	$—	$—

See accompanying notes to consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

VS Holdings, Inc. (“Holdings”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “VSI”) and VSI’s wholly-owned subsidiary, VS Direct Inc. (“Direct,” and, together with Holdings and VSI, the “Company”), is a leading specialty retailer and direct marketer of nutritional products. Sales of both national brands and “The Vitamin Shoppe” and “Bodytech” brands of vitamins, minerals, nutritional supplements, herbs, sports nutrition formulas, homeopathic remedies and other health and beauty aids are made through VSI-owned retail stores, mail order catalogs and the Internet to customers located primarily in the United States. VSI operates from its headquarters in North Bergen, New Jersey.

The consolidated financial statements for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004 include the accounts of Holdings, VSI and VSI’s wholly owned subsidiary Direct. All significant intercompany transactions have been eliminated.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-or 53-week period, as applicable, ending the last Saturday in December. Fiscal 2006 is a 52-week period ended December 30, 2006, Fiscal 2005 is a 53-week period ended December 31, 2005, and Fiscal 2004 was a 52-week period ended December 25, 2004.

2.	Acquisition

On October 8, 2002, a definitive merger agreement was entered into whereby Vitamin Shoppe Industries Inc. agreed to be sold to Holdings, a newly formed holding company for approximately $301.9 million, net of cash acquired, which consisted of consideration of cash and reinvested equity of approximately $265.6 million, and the repayment of approximately $47.5 million of indebtedness plus the payment of transaction fees and expenses of approximately $10.4 million (the “Acquisition”). VS Holdings, Inc. is controlled by Bear Stearns Merchant Capital II, L.P. and affiliated entities (collectively, “BSMB”).

The Acquisition was accounted for as a purchase under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Acquired intangibles and goodwill are accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition as adjusted for the finalization of the allocation of purchase accounting (in thousands):

Total
Current assets	$62,914
Property, plant and equipment	36,043
Intangible assets	88,000
Goodwill	175,896
Other Assets	4,447

Total assets acquired	367,300
Total liabilities	101,746

Net assets acquired	$265,554

A value of $68.2 million and $19.9 million was assigned to the trade name and customer list, respectively. The trade name is not being amortized as it was determined to have an indefinite life. The customer list was amortized over three years, and its net book value was zero at December 30, 2006 and December 31, 2005. Goodwill is not amortized and is not deductible for tax purposes.

3.	Reorganization and Recapitalization

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

4.	Summary of Significant Accounting Policies

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

Cash and Cash Equivalents—All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Inventories—Inventories are stated at the lower of cost or market value. Cost is determined using the moving weighted average method. Finished goods inventory includes the cost of labor and overhead required to package products. The Company estimates losses for excess and/or obsolete inventory and the net realizable value of inventory based on the aging of inventory and the valuation of the likelihood of recovering the inventory costs based on anticipated demand. The following table details the activity and balances for the Company’s reserve for obsolete inventory at December 30, 2006, December 31, 2005, and December 25, 2004 (in thousands):

	Balance Beginning of Year	Amounts Charged to Cost of goods Sold	Uses of Reserves	Balance at End of Year
Obsolescence Reserves:
Year Ended December 30, 2006	$1,750.6	$1,081.9	$(1,516.9)	$1,315.6
Year Ended December 31, 2005	1,371.3	2,573.8	(2,194.5)	1,750.6
Year Ended December 25, 2004	1,271.3	2,042.0	(1,942.0)	1,371.3

Fiscal 2005 Change in Accounting Principle—Effective December 26, 2004 (the beginning of Fiscal 2005), the Company implemented a change in accounting for costs included in inventory. The change relates to capitalizing freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and distribution facility, including payroll. These costs were previously expensed as incurred in cost of goods sold and are now treated as inventory product costs which are expensed as inventory is sold. Freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and distribution facility are includable in inventory because they directly relate to the acquisition of goods for resale by the Company. The Company has determined that it is preferable to capitalize such costs into inventory because it better represents the costs incurred to prepare inventory for sale to the end user, shows better comparability with other retailers and will improve the management and planning of inventory. As a result, the Company recorded the cumulative effect of accounting change of $2.3 million (net of tax provision of $1.6 million) upon adoption. The impact on Fiscal 2005 was an increase in net income of $249,000 (net of tax provision of $155,000). The table below represents the impact of the accounting change as if it had been implemented on the consolidated statement of operations for the Fiscal year ended December 25, 2004 (in thousands):

	As Reported	Adjustments	Pro-forma
Year Ended December 25, 2004
Cost of goods sold	$258,223	$(1,230)	$256,993
Selling, general and administrative expenses	112,789	(15)	112,774
(Benefit) provision for income taxes	(361)	513	152
(Loss) income before cumulative effect of accounting change	(611)	732	121
Net (loss) income	(611)	732	121

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation and amortization are provided for on a straight-line basis over the estimated useful lives of the related assets. Furniture, fixtures and equipment are depreciated over three to fifteen years. Leasehold improvements are amortized over the shorter of their useful lives or related lease terms. In accordance with the AICPA’s Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the direct internal and external costs associated with the development of the features and functionality of the Company’s website, transaction processing systems, telecommunications infrastructure and network operations, are capitalized and are amortized on a straight line basis over the estimated lives of five years. Capitalization of costs begin when the preliminary project stage is completed and management authorizes and commits to funding the computer software project and that it is probable that the project will be completed and the software will be used to perform the function intended. Depreciation of the assets commence when they are put into use. Expenditures for repairs and maintenance are expensed as incurred and expenditures for major renovations and improvements are capitalized. Upon retirement or disposition of property and equipment, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the results of operations.

Impairment of Long-Lived Assets and Other Intangibles—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date, no such impairment has been recognized. Intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually or more frequently if circumstances indicate a possible impairment may have occurred.

Insurance Liabilities—Based on the Company’s assessment of risk and cost efficiency, the Company purchases insurance policies to provide for workers’ compensation, general liability, and property losses, as well as director’s and officer’s liability, vehicle liability and employee medical benefits. Effective January 1, 2006, the Company self insures its employee medical benefits. At December 30, 2006, the accrual for claims incurred but not reported amounted to $0.4 million.

Rent Expenses, Deferred Rent and Landlord Construction Allowances—Rent expense and rent incentives, including landlord construction allowances, are recognized on a straight-line basis over the lease term. The Company records rent expense for stores and the distribution center as a component of cost of goods sold. The Company accounts for landlord construction allowances as lease incentives and records them as a component of deferred rent, which is recognized in cost of goods sold over the lease term.

Deferred Financing Costs—The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing costs are included in other assets and are amortized as interest expense over the term of the related indebtedness.

Revenue Recognition—The Company recognizes revenue, net of sales returns, at the “point of sale,” which occurs when merchandise is sold “over-the-counter” in retail stores or upon delivery to a direct customer. In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company classifies all amounts billed to customers that represent shipping fees as sales in all periods presented. To arrive at net sales, gross sales are reduced by actual customer returns and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The following table details the activity and balances of the sales return reserves at December 30, 2006, December 31, 2005, and December 25, 2004 (in thousands):

	Balance Beginning of Year	Amounts Charged to Sales	Write-Offs/Recoveries Against Reserves	Balance at End of Year
Sales return reserves:
Year Ended December 30, 2006	$190.9	$(9,295.0)	$9,216.6	$112.5
Year Ended December 31, 2005	211.3	(8,723.8)	8,703.4	190.9
Year Ended December 25, 2004	391.0	(7,353.7)	7,174.0	211.3

Cost of Goods Sold—The Company includes the cost of inventory sold, costs of warehousing and distribution and store occupancy costs in cost of goods sold. Warehousing and distribution costs include freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and distribution facility, including payroll, which are capitalized into inventory and then expensed as merchandise is sold. Store occupancy costs include rent, common area maintenance, real estate taxes, repairs and maintenance, insurance and utilities.

Frequent Buyer Program—The Company has a frequent buyer program whereby customers earn points toward free merchandise based on the volume of purchases. Points are earned each year and must be redeemed within the first three months of the following year or they expire. Sales are deferred based upon points earned and estimated redemptions, which are based on historical redemption data. The Company records a liability for points earned within the current period. This liability is recorded as “deferred sales” on the consolidated balance sheet.

Store Pre-opening Costs—Costs associated with the opening of new retail stores and start up activities are expensed as incurred.

Advertising Costs—Costs associated with the production and distribution of the Company’s monthly and quarterly catalogues are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time advertising takes place. Advertising expense was $13.1 million, $12.7 million and $12.6 million for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

Online Marketing Arrangements—The Company has entered into online marketing arrangements with various online companies. These agreements are established for periods of 24 months, 12 months or, in some cases, a lesser period and generally provide for compensation based on revenue sharing upon the attainment of stipulated revenue amounts or based on the number of visitors that the online company refers to the Company. The Company had no fixed commitments during Fiscal 2006, Fiscal 2005 and Fiscal 2004 relating to fixed payment contracts.

Research and Development Costs—The Company maintains close relationships with its third party branded manufacturers, which allows the Company to be at the forefront of introducing new third-party branded products within the industry. In addition, the Company maintains a product development group that is staffed with employees who oversee our development of new Vitamin Shoppe branded products. During Fiscal 2006, Fiscal 2005 and Fiscal 2004, the Company focused on, and will continue to focus on, developing Vitamin Shoppe branded product offerings for beauty care, condition-specific and branded blended specialty supplements (which are designed to assist with certain conditions, for example, sleep difficulties) and functional foods and beverages (offering further benefits beyond nourishment and hydration, such as additional vitamins and minerals). The Company is also focusing on enhancing its Vitamin Shoppe branded product offerings under the Company’s Bodytech label. Research and development costs are recorded in selling, general and administrative expenses in our consolidated statements of operations. The Company incurred $1.9 million, $2.0 million and $1.7 million of research and development expense for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively.

Income Taxes—Deferred income tax assets and liabilities are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes have been provided for temporary differences between the tax bases and financial reporting bases of the Company’s assets and liabilities using the tax rates and laws in effect for the periods in which the differences are expected to reverse.

Comprehensive Income (Loss)—Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareholders’ equity changes not reflected in the statement of operations (other comprehensive income (loss)). The amounts recorded in other comprehensive income (loss) for the Company represent an interest rate collar in Fiscal 2004, and an interest rate swap in Fiscal 2005 and Fiscal 2006, accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Financial Instruments Policy— The Company uses interest rate swaps and collars as cash flow hedges to manage our exposure to fluctuating interest rate risk on our debt. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, published by the Financial Accounting Standards Board (“FASB”), derivative instruments are reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction and on the type of hedged transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are effected by the underlying hedge item, and the ineffective portion of all hedges must be recognized in earnings in the current period.

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

The Company entered into an interest rate swap during December 2005 on a portion of its $165 million Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”) offering for $165 million, which did not qualify for hedge accounting under SFAS No. 133. As a result, the fair market value of the interest rate swap was marked to market at the balance sheet date with a corresponding adjustment to other expense. The interest rate swap has a maturity date of November 2010. As of December 30, 2006, the interest rate swap qualified for hedge accounting. The fair market value of $0.6 million as of December 30, 2006 is recorded in other assets on the consolidated balance sheets. Of the appreciation in market value of $1.1 million in Fiscal 2006, $0.5 million is recorded in other comprehensive income, $0.2 million is recorded in the deferred tax liability and the remaining appreciation in market value of $0.4 million, which represents the appreciation of market value from December 31, 2005 to February 9, 2006, which was the period through which the Company did not qualify for hedge accounting, is recorded in extinguishment of debt and other expense.

Concentrations of Credit Risk—The Company’s customers are consumers who purchase products at the Company’s retail stores, through the Company’s mail-order services or through the Company’s website. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable from credit card processors. As of December 30, 2006, there were no significant concentrations of accounts receivable, or related credit risks. Accounts receivable from credit card processors, included in prepaid expenses and other current assets on the consolidated balance sheets, totaled $4.3 million at December 30, 2006 and $4.0 million at December 31, 2005.

Nature’s Value, Inc. is the only supplier from whom the Company purchased at least 5% of its merchandise during Fiscal 2006, 2005 and 2004. The Company purchased approximately 12%, 13%, and 10% of its total merchandise from Nature’s Value, Inc. in Fiscal 2006, 2005, and 2004 respectively.

Stock-Based Compensation—Effective January 1, 2006, the Company adopted the fair value method of recording stock-based compensation in accordance with SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period, net of anticipated forfeitures. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is based on the volatility levels over the past 6.25 years from the average volatility of similar actively traded companies. The expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Compensation expense attributable to stock-based compensation for Fiscal 2006 was approximately $0.5 million. The weighted average fair value for grants for Fiscal 2006 was $6.09. As of December 30, 2006, the remaining unrecognized stock-based compensation expense for non-vested stock options issued after the effective date of SFAS 123(R) to be expensed in future periods is $3.0 million, and the related weighted-average period over which it is expected to be recognized is 3.50 years. There were 769,275 and 835,656 vested and non-vested options, respectively, at December 30, 2006. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For periods prior to December 31, 2005, we accounted for forfeitures as they occurred in the Company’s pro forma information required by SFAS No. 123. The Company estimates forfeitures based on its historical forfeiture rate since the plan inception in Fiscal 2002. The estimated future forfeitures as of December 30, 2006 is approximately $46,000.

The Company previously accounted for stock options under Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), using the intrinsic value method in accounting for our stock option grants. SFAS No. 123(R) permits companies to adopt its requirements using various methods. We have adopted the prospective method for all stock option grants issued prior to December 31, 2005. Under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes apply SFAS No. 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. We continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards as allowed by the prospective method under SFAS 123(R). As such, no stock-based compensation costs were reflected in net income (loss) for those stock option grants issued prior to the adoption of SFAS 123(R), as the Company was not required to do so under the previous guidance nor under the new guidance.

Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method now prescribed. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represented the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.). The following table illustrates the effect on net income (loss) as if the fair value method had been applied to all outstanding awards for the Fiscal years ending 2006, 2005 and 2004, respectively, that were granted prior to December 31, 2005 (in thousands):

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Net Income (loss) as reported	$4,814	$(5,709)	$(611)
Add: Total stock based employee compensation included in net income as reported, net of tax	313	—	—
Deduct: Total stock based employee compensation determined under fair value based method, net of tax	(423)	(312)	(265)

Pro Forma net income (loss)	$4,704	$(6,021)	$(876)

The following table represents assumptions used to estimate the fair value of options:

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Expected dividend yield	0.0%	0.0%	0.0%
Volatility factor	56.7%	0.0%	0.0%
Weighted average risk-free interest rate	5.0%	4.5%	4.6%
Expected life of option	6.25 years	6.5 years	6.5 years

Goodwill—Goodwill is not amortized but is reviewed for impairment at least annually, or whenever impairment indicators exist. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Goodwill and other intangibles with indefinite lives are tested for impairment at the operating segment or one level below an operating segment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value.

Recent Accounting Pronouncements—In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes. “ This interpretation clarifies the evaluation methods and accounting treatment for tax positions to be taken or expected to be taken in the future. It will require that the Company determine certain tax positions to be sustainable under an examination, and the measurement of the impact for positions deemed to be non-sustainable. This interpretation is applicable for fiscal years beginning after December 15, 2006, and permits early application provided the entity has not yet issued financial statements for any interim period in the period of adoption. The Company is adopting FIN 48 effective in the first quarter of Fiscal 2007. Management is currently in the process of evaluating the impact, if any, this Interpretation will have on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect the adoption to have a material impact on the Company’s financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure and report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently. The Company will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, the adoption will have on the Company’s financial condition, results of operations or cash flows.

5.	Goodwill and Intangible Assets

As a result of the Acquisition in 2002, the Company acquired $88.0 million of intangible assets and $175.9 million of goodwill. During December 2006, the Company performed its required annual goodwill impairment evaluation, which concluded that there was no impairment of goodwill.

The following table discloses the carrying value of all intangible assets (in thousands):

	December 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Customer list	$19,900	$19,900	$—	$19,900	$19,900	$—
Tradenames	68,205	—	68,205	68,100	—	68,100

	$88,105	$19,900	$68,205	$88,000	$19,900	$68,100

There was no amortization expense for the year ended December 30, 2006 as the amortization period for the customer list was three years, and had was fully amortized at December 31, 2005. Intangible amortization expense amounted to $6.1 million and $6.6 million for the years ended December 31, 2005 and December 25, 2004, respectively. Tradenames are not amortized, as they were determined to be intangible assets with indefinite lives, but have been tested for impairment in the last quarter of 2006, along with the Company’s goodwill. As of December 30, 2006, tradenames were not found to be impaired.

6.	Property and Equipment

Property and equipment consists of the following (in thousands):

	As of
	December 30, 2006	December 31, 2005
Furniture, fixtures and equipment	$61,869	$54,403
Leasehold improvements	61,644	57,570
Website development costs	9,618	9,618
Transportation equipment	21	8
Construction in progress	2,569	1,642

	135,721	123,241
Less: accumulated depreciation	(73,790)	(60,621)

	$61,931	$62,620

Depreciation and amortization expense on property and equipment for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004 was approximately $13.7 million, $13.0 million and $12.7 million, respectively.

7.	Credit Arrangements

Debt consists of the following (in thousands):

	As of
	December 30, 2006	December 31, 2005
Revolving Credit Facility	$6,500	$12,127

Second Priority Senior Secured Floating Rate Notes (the "Notes")	$165,000	$165,000

2005 Second Priority Senior Secured Floating Rate Notes

On November 7, 2005, VSI completed its Notes offering for $165 million. The initial purchasers received delivery of the Notes on November 15, 2005.

Interest on the Notes is set at a per annum rate equal to a three month LIBOR plus 7.5%, which is reset quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2006. The combined weighted average interest rate from January 1, 2006 through December 30, 2006 was 12.54%. The Notes will mature on November 15, 2012. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the applicable interest rate on the Notes. If VSI cannot make payments on the Notes when they are due, Holdings and VSI’s only subsidiary, Direct (collectively, the “Guarantors”), have guaranteed the Notes and must make payments instead. The Notes and the guarantees are secured by a second priority security interest in substantially all of VSI’s and the Guarantors’ assets that secure VSI’s new first priority senior secured credit facility. The Notes and the guarantees are VSI’s, and the Guarantors’, second priority senior secured obligations, and rank equally in right of payment with all of VSI’s and the Guarantors’ existing and future senior indebtedness and senior to all of VSI’s and the Guarantors’ existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of VSI’s and the Guarantors’ first priority senior secured indebtedness, including VSI’s new first priority senior secured credit facility, to the extent of the collateral securing such indebtedness. If VSI sells certain assets, issues equity or experiences specific kinds of changes in control, VSI must offer to repurchase the Notes. VSI may, at its option, redeem some or all of the Notes at any time on or after November 15, 2007. Prior to November 15, 2007, VSI may, at its option, redeem up to 35% of the Notes with the proceeds of certain sales of its equity or of Holdings. VSI used the proceeds from the sale of the Notes to repay all of its and Holdings’ existing indebtedness and to pay related fees and expenses.

Revolving Credit Facility

On November 15, 2005, VSI entered into a new $50.0 million senior secured revolving credit facility (the “New Credit Facility”), and VSI has the option to increase or decrease the New Credit Facility size by $25.0 million, subject to certain conditions. The availability under the New Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and the inventory of VSI and its only subsidiary, Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The New Credit Facility provides for affirmative and negative covenants affecting Holdings, VSI and Direct. The New Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay cash dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change its line of business, and restricts the types of hedging activities the Company can enter into. The New Credit Facility has a maturity date of November 15, 2010. The unused available line of credit at December 30, 2006 was $36.7 million and the amount of borrowings outstanding at December 30, 2006 was $6.5 million. The largest amount borrowed at any given point during 2006 was $12.1 million. The New Credit Facility includes a $10 million sub-facility for the issuance of letters of credit, of which there were $0.3 million issued and outstanding as of December 30, 2006.

The borrowings under the revolving credit facility accrue interest, at the Company’s option at the rate per annum announced from time to time by the agent as its “prime rate”, or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from January 1, 2006 through December 30, 2006 was 6.56%.

Expenses related to repayment of previous debt

In Fiscal 2005, the Company recognized an expense of $11.1 million for previously deferred financing costs related to the repayment of the previous debt upon our issuance of the Notes, which consists of $7.7 million of original issue discount related to the allocation of value to the warrants and Holdings Preferred Stock and $3.4 million of deferred financing costs from the previous debt. This expense was recorded in extinguishment of debt and other in our consolidated statement of operations for the year ended December 31, 2005.

2002 Credit Facility and Notes

In connection with the Acquisition, the Company entered into a credit agreement dated November 27, 2002 (the “Credit Agreement”), which provided for an aggregate $120 million in senior secured debt financing. Under the Note, Stock and Warrant agreement entered into on November 27, 2002, the Company issued $15 million principal amount of 13% Holdco PIK Notes (the “Holdco Notes”) due 2009 and $52 million principal amount of 12.5% Opco Senior Subordinated Notes (the “Opco Notes”) due 2009 and warrants to purchase Common Stock and issued Preferred Stock, related to both the Holdco notes and Opco Notes.

Credit Agreement—The Credit Agreement provided for an aggregate of $120 million of senior secured borrowings including a Term Loan B of $100 million and a $20 million Revolving Credit Facility. In connection with the Acquisition the Company borrowed $100 million from the Term Loan B and received net proceeds of $97.1 million. The Credit Agreement was terminated in November 2005 when the Company completed its Priority Senior Secured Floating Rate Note offering, and all remaining principal amounts were repaid in November 2005.

The Term Loan B, which had a maturity date of May 26, 2008, was terminated in November 2005, and bore interest at the Base Rate (Prime Rate or Fed Funds Rate plus 0.5%) plus 2.0% or LIBOR plus 3.0%.

The Revolving Credit Facility, which was available for general corporate purposes, including working capital, had an original maturity date of November 26, 2007, was terminated in November 2005 and bore interest at the Base Rate (Prime Rate or Fed Funds Rate plus 0.5%) plus 3.25% or LIBOR plus 4.25%. The commitment fee paid during the year ended December 31, 2005 was $0.09 million. Borrowings under the Credit Agreement were secured by substantially all of the assets of the Company.

Holdco PIK Notes and Opco Senior Subordinated Notes—On November 27, 2002, Holdings issued $15 million principal amount of 13% Holdco Notes due November 25, 2009 and detachable warrants to purchase Holdings Common Stock and issued Holdings Preferred Stock. Proceeds of $15 million were received and value of $2.9 million was assigned to the detachable warrants and issued Holdings Preferred Stock, and was recorded as an original issue discount. The effective yield on the Holdco Notes, which were subordinate to all amounts outstanding under the Credit Agreement, was approximately 18.2%. Interest on the Holdco Notes was payable in-kind by capitalizing such interest and adding it to the aggregate principal amount. Allocation of value to the warrants and Holdings Preferred Stock was recorded as original issue discount and was being amortized using the effective interest method. The Holdco Notes agreement contained various covenants, including the maintenance of a maximum leverage ratio. The Company was in compliance with these covenants through the termination date in November 2005. The remaining balances of the Opco Notes and Holdco Notes were repaid in November 2005.

On November 27, 2002, Vitamin Shoppe Industries Inc. issued $52 million principal amount of 12.5% Opco Notes due May 26, 2009 for $45.9 million and detachable warrants to purchase Holdings Common Stock and issued Holdings Preferred Stock for $6.1 million. The effective yield on the Opco Notes, which were subordinate to all amounts outstanding under the Credit Agreement, was approximately 15.3%. Interest on the Opco Notes was payable quarterly in March, June, September and December. The allocation of value to the warrants and Holdings Preferred Stock was recorded as original issue discount and was being amortized using the effective interest method.

Year	Total	The Notes	Revolving Credit Facility (1)
2007	$—	$—	$—
2008	—	—	—
2009	—	—	—
2010	6,500	—	6,500
2011	—	—	—
Thereafter	165,000	165,000	—

	$171,500	$165,000	$6,500

(1)	The credit facility has a maturity date of November 15, 2010, though it is the Company’s intent to pay down the balance during Fiscal 2007. As such, the Company has classified the facility within current liabilities.

Net interest expense for Fiscal 2006, 2005 and 2004 consists of the following (in thousands):

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Interest on the Notes	$20,323	$2,543	$—
Interest on Term Loan B	—	5,344	4,698
Interest on Holdco and Opco notes	—	8,209	8,997
Amortization of debt discount	—	1,424	1,439
Amortization of deferred financing fees	1,083	1,309	1,125
Interest under cap agreements	—	—	9
Revolving credit line and other	755	766	270
Interest income	(350)	(209)	(190)

	$21,811	$19,386	$16,348

8.	Income Taxes

The provision (benefit) for income taxes for Fiscal 2006, Fiscal 2005 and Fiscal 2004 consists of the following (in thousands):

	Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Current:
Federal	$140	$68	$—
State	462	37	236

Total current	602	105	236

Deferred:
Federal	2,566	(5,040)	(302)
State	74	(128)	(295)

Total deferred	2,640	(5,168)	(597)

Provision (benefit) for income taxes	$3,242	$(5,063)	$(361)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 30, 2006 and December 31, 2005 are as follows (in thousands):

	As of
	December 30, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carryforward	$8,932	$11,814
Deferred rent	4,793	3,774
Tenant allowance	843	704
Deferred sales	2,509	2,341
Organizational costs	447	976
Inventory	36	1,376
Other	913	947

	18,473	21,932
Valuation allowance	(1,001)	(915)

Deferred tax assets	17,472	21,017

Deferred tax liabilities:
Trade name	(28,229)	(28,045)
Accumulated depreciation	(4,977)	(6,150)
Prepaid expenses	(1,300)	(1,216)
Other comprehensive income	(209)	—
Other	(1,000)	(1,000)

Deferred tax liabilities	(35,715)	(36,411)

Net deferred tax liability	$(18,243)	$(15,394)

Amounts recognized in the consolidated balance sheet consists of:
Deferred tax assets - current	$2,001	$3,202
Deferred tax liabilities - long term	(20,244)	(18,596)

Net deferred tax liability	$(18,243)	$(15,394)

A reconciliation of the statutory Federal income tax rate and effective rate of the provision (benefit) for income taxes is as follows:

	Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Federal statutory rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of Federal income tax benefit	1.2%	(3.2)%	(3.9)%
Reserve	3.0%	(2.9)%	0.0%
Valuation allowance	0.7%	4.6%	0.0%
Other	0.3%	(2.3)%	1.8%

Effective tax rate	40.2%	(38.8)%	(37.1)%

The Company performs reviews of its income tax positions on a continuous basis and accrues for potential contingencies when it believes a liability is probable and can be reasonably estimated. Accruals for these contingencies are recorded in “income taxes payable” in the accompanying consolidated balance sheets based on the expectation as to the timing of when the contingency will be resolved.

At December 30, 2006, the Company had approximately $14,500 of AMT carryforwards from Fiscal 2004 and $184,000 in Fiscal 2006. There is no expiration period for the AMT carryforwards. At December 30, 2006, the Company had approximately $20.7 million of Federal net operating losses which expire between 2019 and 2023 and between $3.4 million and $18.3 million in state net operating losses which vary by jurisdiction. The state net operating losses expire between 2011 and 2024. Realization of deferred tax assets associated with the net operating loss is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiction. The Company believes that it is more likely than not that certain of these net operating losses may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if the Company’s estimates of taxable income during the carry forward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance increased by $0.1 million in Fiscal 2006.

9.	Stockholders’ Equity

Preferred Stock—In connection with the Acquisition, Holdings has authorized a total of 500,000 shares of preferred stock and designated 100,000 as Series A Preferred Stock. The remaining 400,000 shares of preferred stock were not designated by Holdings. The Series A Preferred Stock has no voting rights. There is a liquidation preference of $1,000 per share plus all dividends accumulated but unpaid. Dividends accumulate at the rate of 8% of the Series A Preferred Stock liquidation preference. Any sales of Series A are subject to a stockholders’ agreement. Cumulative Series A Preferred Stock dividends in arrears at December 31, 2005, were approximately $22.1 million. At June 30, 2006, as a result of the reverse merger, each share of Series A Preferred Stock was converted into a right to receive a share (or fractional share) of Series A preferred stock, par value $0.01 per share of Parent. Consequently, there are no shares of Preferred Stock recorded in the Company’s Fiscal 2006 consolidated financial statements.

Stock Option Plan—In connection with the Acquisition, Holdings adopted the VS Holdings, Inc. 2002 Stock Option Plan (the “2002 Plan”) for certain directors, officers, consultants and employees of the Company. Holdings authorized the issuance of up to 2,046,041 shares of common stock. As of June 2006, the 2002 Plan was amended and assigned to VS Parent where it was adopted as the VS Parent, Inc. 2006 Stock Option Plan (the “2006 Plan”), converting all grants on a one-to-one basis for the right to receive a common share of VS parent upon exercise. The stock options are generally exercisable at no less than the fair market value on the date of grant. Generally, options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The stock options have a maximum term of 10 years. The following table summarizes the activity for the Company’s stock option plan for the three Fiscal years in the period ended December 30, 2006:

	Total Outstanding
	Number of Options	Weighted Average Exercise Price
December 27, 2003	1,573,399	$17.50
Granted	438,176	$17.35
Canceled/forfeited	(356,010)	$17.50

December 25, 2004	1,655,565	$17.46
Granted	202,275	$19.37
Canceled/forfeited	(175,734)	$17.57

December 31, 2005	1,682,106	$17.68
Granted	585,302	$18.47
Canceled/forfeited	(662,477)	$17.70

December 30, 2006	1,604,931	$17.96

Vested or expected to vest at December 30, 2006	1,580,857	$17.96
Vested and Exercisable at December 30, 2006	769,275	$17.56

At December 30, 2006, the weighted average remaining contractual terms for vested or expected to vest options was 7.51 years and for vested and exercisable was 6.17 years.

The following table summarizes information about options outstanding at December 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 30, 2006	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at December 30, 2006	Weighted Average Exercise Price
$10.00 to $ 20.00	1,069,955	7.51	$13.19	512,865	$12.60
$20.01 to $ 30.00	534,976	7.51	$27.50	256,410	$27.50

	1,604,931	7.51	$17.96	769,275	$17.56

Warrants—At December 31, 2005, Holdings had outstanding 567,163 warrants to purchase Holdings common stock at $0.01 per share. The warrants were issued in connection with the issuance of the Holdco Notes and Opco Notes, are immediately exercisable and expire on November 27, 2012. The fair value of the warrants was determined based on the aggregate fair market value and aggregate purchase price on the closing date. As of June 2006, those warrants were assigned to VS Parent in the reverse merger and are no longer recorded in the Company’s consolidated financial statements.

10.	Lease Commitments

The Company has non-cancelable operating leases, which expire through 2019. The leases generally contain renewal options for periods ranging from 1 to 10 years and require the Company to pay costs such as real estate taxes and common area maintenance. Contingent rentals are paid based on a percentage of gross sales as defined by lease agreements. The following table provides the net rental expense for all operating leases (in thousands):

	Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Minimum rentals	$42,450	$37,245	$28,594
Contingent rentals	93	91	90

	42,543	37,336	28,684
Less: Sublease rentals	(120)	(44)	—

Net rental expense	$42,423	$37,292	$28,684

As of December 30, 2006, the Company’s lease commitments are as follows (in thousands):

Fiscal year ending	Total Operating Leases (1)
2007	44,224
2008	42,294
2009	40,256
2010	39,462
2011	36,105
Thereafter	105,799

$308,140

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during Fiscal 2006. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 11.0% of our minimum lease obligations during Fiscal 2006. Offsetting these operating lease expenses is sub-lease income of approximately $0.1 million per year, which we receive for one of our store locations.

11.	Legal Proceedings

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

David Beauford, Jonathan Opris and Leonard Tyler, Jr. v. Vitamin Shoppe Industries Inc. On July 13, 2005 plaintiff Beauford, a former store manager, and plaintiff Opris, a former assistant store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations, and violations with respect to meal and rest periods under California law on behalf of store managers and assistant store managers. Plaintiff Tyler, a former store manager and assistant store manager was later added to the case as a named plaintiff. Many of plaintiffs’ allegations are similar to the violations alleged in the Thompson and Perry matters described above, including alleged violations of various provisions of the California Labor Code that would entitle plaintiffs to collect fees under the California “bounty hunter” statute. Discovery in this case is currently stayed pending court approval of the settlement in the Perry case described below.

Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. On August 17, 2005, plaintiff Perry, a former assistant store manager, and plaintiff Vitrano, a current store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations under California law, including, but not limited to, violations related to misclassification of store managers and violations with respect to providing meal and rest periods for store managers and assistant store managers. Plaintiffs’ allegations are similar to the violations alleged in the Thompson and Beauford matters described above. Similarly, as in the Thompson and Beauford matters, plaintiffs seek to bring this action on behalf of themselves and other “similarly situated” current and former California store managers and assistant store managers. On December 20, 2005, the parties engaged in mediation that was facilitated by an experienced third party employment litigation mediator. After a full day session, the parties entered into a Memorandum of Understanding, which was followed by execution of a formal Settlement Agreement. There was $0.4 million of costs associated with the proposed settlement that was accrued in the last quarter of 2005. The settlement has received preliminary approval of the Marin County Superior Court, subject to notice to class members and final approval at a later hearing. Approval of the settlement is being opposed by the plaintiffs’ counsel in the other two actions.

The three matters summarized above, though separately filed, seek in primary part the same relief on behalf of the same class of employees. There was also a petition pending to consolidate the three actions which has been denied by the court. If the settlement in the Perry matter is granted final approval by the Court, such settlement will for the most part eliminate the claims in the other two, subject to the rights of individual claimants to elect to not become participants in the class settlement and pursue separate individual claims. As noted above, plaintiff’s counsel in the other two cases have been aggressive in opposing the Perry settlement. On July 7, 2006, such plaintiffs’ counsel filed a new lawsuit against the Company in Orange County, California on behalf of the same plaintiff whom they represent in the Perry case, as well as eight other individuals. The complaint seeks the same relief as is sought in Perry and the other two cases, but appears to do so on behalf of only those nine plaintiffs, as opposed to the larger class. A partial stay of this action is currently in place. The $0.4 million that was accrued and recorded as an expense in the Fiscal 2005 consolidated financial statements was deposited in escrow in April of 2006 where it remains. The amount currently reported is the Company’s best estimate based on the information available, however, circumstances in the future may alter the outcome of the proposed settlement.

Red Yeast Rice Litigation. By letter dated November 28, 2005, an individual named Lawrence Switzer alleged that certain products sold by our Company containing an ingredient known as red yeast rice violate the California Consumers Legal Remedies Act (“CLRA”) and other California consumer protection laws. Mr. Switzer filed suit in Los Angeles Superior Court on May 19, 2006 against our Company and 15 other manufacturers or retailers of similar products. The principal basis of the claim is that the products contain the chemical lovastatin, which is also the active ingredient in pharmaceutical products, the presence of which Mr. Switzer alleges causes the products to be drugs as opposed to dietary supplements under federal and, derivatively, California law. In addition to alleging violations of the CLRA and other state consumer protection laws, Mr. Switzer also alleges that the products are labeled and marketed in violation of the federal Food, Drug & Cosmetic Act. The case is not brought as a class action; instead, Mr. Switzer claims to be a representative of the public suing for injunctive relief that will benefit the public. He seeks restitution on behalf of all purchasers of the products as well as compensatory damages, punitive damages, and attorneys fees and costs of litigation. There is no claim of personal injury, although Mr. Switzer alleges he was injured by one unidentified product and lost money or property in purchasing each product. As a precaution, in early 2006 we temporarily ceased selling private label products containing red yeast rice until we reformulated and reintroduced the product in June 2006. We continue to sell third party products containing red yeast rice. As of December 30, 2006, the Company has not accrued any liabilities related to this litigation due to the uncertainty of the future outcome.

The Company is party to various lawsuits arising from time to time in the normal course of business. Except as described above, as of the end of Fiscal 2006, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition or results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on financial condition or liquidity of the Company.

12.	Related Party Transactions

In connection with the Acquisition, the Company entered into a management agreement with Bear Stearns Merchant Manager II, LLC. This agreement provides for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. Amounts paid for the Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004 were approximately $1,264,000, $1,086,000 and $969,000, respectively.

In connection with the Acquisition, the Company loaned $1.5 million to the Company’s CEO as part of a purchase of Holdings stock, of which the Company has recourse on $375,000. The note bears interest at 3.06%. In connection with the recapitalization on June 12, 2006, this $1.5 million note receivable from the Company’s CEO, along with a related accrued interest receivable of approximately $0.2 million, was assigned to VS Parent, Inc. where it is currently being held.

In 2004, the Company recorded a charge of $1.3 million related to the former Chief Executive Officer’s separation from the Company. This amount represents payment to be made over a twenty-four month period from date of separation pursuant to a pre-existing employment contract. During Fiscal 2006, the Company paid the remaining balance and no longer has a liability to the former Chief Executive Officer.

The Company is one of several portfolio companies of Bear Stearns Merchant Banking Partners II, L.P. and its affiliated entities (collectively, “BSMB”). In 2004, BSMB initiated a process to identify areas where cost savings may be achieved by the companies it owns by coordinating the purchasing activities of such companies to take advantage of volume discounts that would otherwise not be available to the Company if it were acting on its own. In connection with this undertaking, BSMB entered into consulting arrangements with individuals and consulting firms. The consulting fees related to these services were charged to the participating portfolio companies based on their pro rata share of the overall cost savings achieved. Based on information received from BSMB in Fiscal 2005, the Company’s share of the consulting fees was approximately $0.7 million and accordingly the Company recorded this as an expense and a corresponding liability at the end of Fiscal 2005. The Company has paid this liability in its entirety during Fiscal 2006.

In November 2005, the Company entered into a consulting agreement with Renaissance Brands LTD. (“Renaissance”), an advisory and consulting company serving a number of private equity and venture capital firms. Douglas B. Fox, a member of the Company’s board of directors, is the Chief Executive Officer and sole shareholder of Renaissance. Renaissance provided marketing, advertising and messaging advice to the Company and was paid $2,500 per day, for not more than three days per month, for such services. This arrangement was terminated in September 2006, and Renaissance Brands no longer performs any services for the Company. Amounts paid during Fiscal 2006 were approximately $92,000 for fees and expenses.

On November 15, 2005, the Company issued $165.0 million of second priority senior secured floating rate notes due 2012. Bear Stearns & Co. Inc. was an initial purchaser and a joint book-running manager in connection with the offering of the Notes and received approximately $4.5 million in underwriting discounts and commissions in connection with the offering.

13.	Segment Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The below table represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through retail stores throughout the United States. The direct segment generates revenue through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through the Company’s catalog and its Web site. A catalog is mailed each month to customers in the Company’s Frequent Buyer Program database, and the Company’s website at www.vitaminshoppe.com offers its customers online access to a full assortment of over 20,000 SKUs. Corporate costs represent the Company’s administrative expenses which include, but are not limited to: human resources, legal, finance, IT, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are the same as those described in Note 4- Summary of Significant Accounting Policies. The Company has allocated $130.9 million and $45.0 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company's business segments (in thousands):

	Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Sales:
Retail	$407,506	$362,198	$302,701
Direct	78,520	74,265	84,656

Net sales	486,026	436,463	387,357

Income from operations:
Retail	59,860	49,385	42,385
Direct	14,923	17,256	20,798
Corporate costs	(45,282)	(48,734)	(47,807)

Income from operations	29,501	17,907	15,376

Extinguishment of debt and other	(366)	11,573	—
Interest income	(350)	(209)	(190)
Interest expense	22,161	19,595	16,538

Income (loss) before provision (benefit) for income taxes	8,056	(13,052)	(972)
Provision (benefit) for income taxes	3,242	(5,063)	(361)

Income (loss) before cumulative effect of accounting change	4,814	(7,989)	(611)
Cumulative effect of accounting change	—	2,280	—

Net Income (loss)	$4,814	$(5,709)	$(611)

14.	Fair Value of Financial Instruments

The disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The following table sets forth the carrying amounts and estimated fair values of the Company’s financial instruments at December 30, 2006 and December 31, 2005 (in thousands):

	December 30, 2006		December 31, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Second Priority Senior Secured Floating Rate Notes	$165,000	$173,250	$165,000	$165,000
Revolving Credit Facility	6,500	6,500	12,127	12,127
Interest rate swap agreement / collar agreement	617	617	435	435
Note receivable from Officer	—	—	1,500	1,527

Second Priority Senior Secured Floating Rate Note—The fair value of this security approximates its carrying value based upon its variable interest rate.

Revolving Credit Facility—The fair value of this revolving credit facility approximates its carrying value based upon the variable interest rates.

Interest Rate Swap Agreement / Collar Agreement—The fair values are the estimated amounts that the Company would receive or pay to terminate the agreements at the balance sheet date, taking into account current interest rates.

Note receivable from Officer—The fair value is estimated based on the present value of future cash flows at the established rate on the Note on December 27, 2003. As of June 12, 2006, this note was no longer recorded on the Company’s consolidated financial statements (see Note 3).

15.	Costs Associated with Severance

In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company has recorded costs related to termination benefits for certain employees, during Fiscal 2004, Fiscal 2005 and Fiscal 2006. During Fiscal 2004, Fiscal 2005 and Fiscal 2006, a number of employee positions were eliminated throughout the Company due to a staff restructuring. Based on these eliminations, the Company incurred severance obligations which were partially payable in Fiscal 2004, Fiscal 2005 and Fiscal 2006, with the remaining balance to be paid throughout Fiscal 2007. The total amount recorded to selling, general and administrative expense was approximately $1.6 million in Fiscal 2004, $0.1 million in Fiscal 2005, and $0.9 in Fiscal 2006. Below is a reconciliation of the activity for Fiscal 2005 and Fiscal 2006 (in thousands):

Severance Reserve
Balance at December 25, 2004	$1,317

Accrual made in Fiscal 2005	111
Payments made in Fiscal 2005	(967)

Balance at December 31, 2005	$461
Accrual made in Fiscal 2006	910
Payments made in Fiscal 2006	(1,219)

Balance at December 30, 2006	$152

16.	Subsequent Events

On January 19, 2007, media reports noted that an organization called Consumerlab.com had tested various nutritional supplements and found the Company’s private label brand of Multivitamins Especially for Women (the “Product”) to contain less calcium than specified on the product label and to contain levels of lead that are above the Company’s acceptable parameters. As a precaution, the Company voluntarily and temporarily ceased selling the Product pending an internal investigation and offered a full refund for those have purchased the Product. On January 22, 2007, plaintiffs Angelique Odum and Sharilyn Castro, represented by different counsel, filed separate lawsuits against the Company in U.S. District Court for the Central District of California and for the Southern District of California, respectively. On March 7, 2007, plaintiffs Sara Pineda and Zara Jellicoe, both represented by other counsel, filed a third lawsuit in the U.S. District Court for the Northern District of California. The Odum and Castro suits allege violations of the California Consumers Legal Remedies Act (“CLRA”) and other California consumer protection laws. The Castro complaint also alleges various common law torts. The Pineda/Jellicoe suit alleges violations of California’s Unfair Competition and False Advertising Laws, but not the CLRA. The Odum, Castro and Pineda/Jellicoe plaintiffs all claim to represent a class of California consumers who purchased the Product and their complaints are premised on the factual allegations stated in the prior media reports. The Company was served with the Odum complaint on January 24, 2007, but the action has been stayed until April 23, 2007. The Company has not yet been served with the Castro or Pineda/Jellicoe complaints. On March 9, 2007, a fourth plaintiff , Elena Klyachman, filed a purported national class action complaint against the Company, and its affiliates VS Direct, Inc., VS Holdings, Inc., and VS Parent, Inc., along with the Company’s supplier of the Product, Nature’s Value, Inc., in the Superior Court of New Jersey for Bergen County. The Klyachman complaint is based on the same general allegations about the Product as the earlier complaints, but alleges violations of the New Jersey Consumer Fraud Act, common law, statutory and common law warranties, the Uniform Commercial Code and the federal Magnusson Moss Act on behalf of all persons in the United States who purchased the Product. The Company was served with the Klyachman Complaint on March 21, 2007. All plaintiffs seek restitution on behalf of purchasers of the Products as well as an injunction and attorneys fees and costs of litigation. The Castro complaint also seeks actual and punitive damages, and the Klyachman complaint seeks actual, treble, and punitive damages. There is no claim of personal injury in any of the actions. The Company is continuing its investigation so it may respond to Plaintiffs’ claims. At this time it is premature to address any potential loss as a result of these cases, or the amount or range of potential loss.

On January 22, 2007 and February 12, 2007, respectively, two purported customers of the Company filed class action suits in the U.S. District Court for the Central District of California. The suits allege that the defendants violated a requirement in the Federal Fair Credit Reporting Act which prohibits merchants from providing consumers with a credit card receipt on which more than the last five digits of the card account number or the expiration date of the credit card are printed. Both complaints seek unspecified monetary damages and attorney’s fees and the Khorovsky Complaint also seeks injunctive relief. These cases currently are in the preliminary stages of litigation, and the Company intends to defend the lawsuits vigorously. At this time it is premature to address any potential loss as a result of these cases, or the amount or range of potential loss.

17.	Supplemental Guarantor Information

The payment obligations of VSI under the Senior Notes due 2012 are jointly and severally and fully and unconditionally guaranteed on a senior basis by: Holdings, the parent company; Direct, the only subsidiary; and all of the VSI’s future restricted domestic subsidiaries. The Notes and the guarantees will be VSI’s, Holdings’ and Direct’s second priority senior secured obligations. They rank equally with all of the Company’s existing and future senior indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of the Company’s existing first priority senior secured indebtedness, to the extent of the collateral securing such indebtedness, including indebtedness under the new credit facility.

The indenture governing the Notes restrict the ability of VSI and Direct to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets.

The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations, and statements of cash flows for VS Holdings, Inc. and the Company’s guarantor subsidiary.

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 30, 2006

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$885	$587	$—	$1,472
Inventories	—	13,072	69,103	—	82,175
Prepaid expenses and other current assets		99	10,962		11,061
Intercompany receivable	—	135,685	145,581	(281,266)	—
Deferred income taxes	—	704	1,297	—	2,001

Total current assets	—	150,445	227,530	(281,266)	96,709
Property and equipment, net	—	13,115	48,816	—	61,931
Goodwill	—	—	175,896	—	175,896
Other intangibles, net	—	—	68,205	—	68,205
Other assets:
Deferred financing fees, net of accumulated amortization of $1,206	—	—	6,382	—	6,382
Other	—	—	895	—	895
Security deposits	—	20	1,582	—	1,602
Deferred income tax asset	401	630	12,869	(13,900)	—

Total other assets	401	650	21,728	(13,900)	8,879
Investment in Subsidiary	170,674	—	20,165	(190,839)	—

Total assets	171,075	164,210	562,340	(486,005)	$411,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving credit facility	$—	$—	$6,500	$—	$6,500
Intercompany payable	17,536	127,986	135,744	(281,266)	—
Accounts payable	—	18	26,654	—	26,672
Deferred sales	—	1,605	9,870	—	11,475
Accrued salaries and related expenses	—	9	4,321	—	4,330
Accrued interest	—	—	2,624	—	2,624
Other accrued expenses	33	707	6,082	—	6,822

Total current liabilities	17,569	130,325	191,795	(281,266)	58,423
Long-term debt	—	—	165,000	—	165,000
Deferred income taxes	—	1,390	32,754	(13,900)	20,244
Deferred rent	—	1,700	12,747	—	14,447
Commitments and contingencies
Stockholders' equity:
Additional paid-in capital	155,642	20,165	166,791	(186,956)	155,642
Other comprehensive income	478	—	478	(478)	478
Accumulated (deficit) retained earnings	(2,614)	10,630	(7,225)	(3,405)	(2,614)

Total stockholders’ equity	153,506	30,795	160,044	(190,839)	153,506

Total liabilities and stockholders' equity	$171,075	$164,210	$562,340	$(486,005)	$411,620

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2005

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$—	$4,784	$—	$4,784
Inventories	—	12,906	61,226	—	74,132
Prepaid expenses and other current assets	137	27	11,439		11,603
Intercompany receivable	—	56,394	73,555	(129,949)	—
Deferred income taxes	—	396	2,806	—	3,202

Total current assets	137	69,723	153,810	(129,949)	93,721
Property and equipment, net	—	13,159	49,461	—	62,620
Goodwill	—	—	175,896	—	175,896
Other intangibles, net	—	—	68,100	—	68,100
Other assets:
Deferred financing fees, net of accumulated amortization of $123	—	—	6,605	—	6,605
Other	—	—	165	—	165
Security deposits	—	30	1,464	—	1,494
Deferred income tax asset	394	497	—	(891)	—

Total other assets	394	527	8,234	(891)	8,264
Investment in Subsidiary	165,038	—	20,165	(185,203)	—

Total assets	$165,569	$83,409	$475,666	$(316,043)	$408,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving credit facility	$—	$—	$12,127	$—	$12,127
Intercompany payable	17,671	55,272	57,006	(129,949)	—
Accounts payable	—	128	27,688	—	27,816
Deferred sales	—	1,289	9,757	—	11,046
Accrued salaries and related expenses	—	351	2,595	—	2,946
Accrued interest	—	—	2,980	—	2,980
Other accrued expenses	43	730	7,765	—	8,538

Total current liabilities	17,714	57,770	119,918	(129,949)	65,453
Long-term debt	—	—	165,000	—	165,000
Deferred income taxes	—	—	19,487	(891)	18,596
Deferred rent	—	1,740	9,957	—	11,697
Commitments and contingencies
Stockholders' equity:
Preferred stock $0.01 par value; authorized 500,000 shares; Series A shares issued and outstanding 79,860 (aggregate liquidation preference $101,980)	1	—	—	—	1
Common stock, $0.01 par value, authorized 11,000,000 shares, 7,617,000 shares issued and outstanding	76	—	—	—	76
Additional paid-in capital	151,040	20,165	166,791	(186,956)	151,040
Warrants	5,666	—	—	—	5,666
Note receivable due from officer	(1,500)	—	—	—	(1,500)
(Accumulated deficit) retained earnings	(7,428)	3,734	(5,487)	1,753	(7,428)

Total stockholders’ equity	147,855	23,899	161,304	(185,203)	147,855

Total liabilities and stockholders' equity	$165,569	$83,409	$475,666	$(316,043)	$408,601

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 30, 2006

(In thousands)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$82,822	$403,204	$—	$486,026
Commissions	—	24,729	5,072	(29,801)	—
Cost of goods sold	—	60,197	269,588	(3,262)	326,523

Gross profit	—	47,354	138,688	(26,539)	159,503
Selling, general and administrative expenses	561	34,766	119,858	(26,539)	128,646
Related party expenses	—	—	1,356		1,356

(Loss) income from operations	(561)	12,588	17,474	—	29,501
Extinguishment of debt and other	—	—	(366)	—	(366)
Interest income	(27)	(12)	(311)	—	(350)
Interest expense	—	—	22,161	—	22,161

(Loss) income before (benefit) provision for income taxes	(534)	12,600	(4,010)	—	8,056
(Benefit) provision from income taxes	(190)	5,704	(2,272)	—	3,242

(Loss) income before equity in net earnings of subsidiary	(344)	6,896	(1,738)	—	4,814
Equity in net earnings of subsidiary	5,158	—	—	(5,158)	—

Net income (loss)	$4,814	$6,896	$(1,738)	$(5,158)	$4,814

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$67,064	$369,399	$—	$436,463
Commissions	—	23,555	5,106	(28,661)	—
Cost of goods sold	—	51,033	242,671	(3,461)	290,243

Gross profit	—	39,586	131,834	(25,200)	146,220
Selling, general and administrative expenses	63	33,825	117,826	(25,200)	126,514
Related party expenses	—	—	1,799		1,799

(Loss) income from operations	(63)	5,761	12,209	—	17,907
Extinguishment of debt and other	—	—	11,573	—	11,573
Interest income	(40)	(17)	(152)	—	(209)
Interest expense	2,833	—	16,762	—	19,595

(Loss) income before (benefit) provision for income taxes	(2,856)	5,778	(15,974)	—	(13,052)
(Benefit) provision from income taxes	(964)	2,045	(6,144)	—	(5,063)

(Loss) income before equity in net earnings of subsidiary	(1,892)	3,733	(9,830)	—	(7,989)
Equity in net earnings of subsidiary	(3,817)	—	—	3,817	—

(Loss) income before cumulative effect of accounting change	(5,709)	3,733	(9,830)	3,817	(7,989)
Cumulative effect of accounting change	2,280	—	2,280	(2,280)	2,280

Net (loss) income	$(3,429)	$3,733	$(7,550)	$1,537	$(5,709)

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 25, 2004

(In thousands)

	VS Holdings, Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$387,357	$—	$387,357
Cost of goods sold	—	258,223	—	258,223

Gross profit	—	129,134	—	129,134
Selling, general and administrative expenses	81	112,708	—	112,789
Related party expenses	—	969	—	969

(Loss) income from operations	(81)	15,457	—	15,376
Interest income	(97)	(93)	—	(190)
Interest expense	2,786	13,752	—	16,538

(Loss) income before (benefit) provision for income taxes	(2,770)	1,798	—	(972)
(Benefit) provision from income taxes	(970)	609	—	(361)

(Loss) income before equity in net earnings of subsidiary	(1,800)	1,189	—	(611)
Equity in net earnings of subsidiary	1,189	—	(1,189)	—

Net (loss) income	$(611)	$1,189	$(1,189)	$(611)

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 30, 2006

(In thousands)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flow from operating activities:
Net income (loss)	$4,814	$6,896	$(1,738)	$(5,158)	$4,814
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	2,120	12,691	—	14,811
Loss on disposal of fixed assets	—	—	8	—	8
Deferred income taxes	(7)	949	1,698	—	2,640
Deferred rent	—	(40)	2,094	—	2,054
Equity compensation expense	524	—	—	—	524
Equity in earnings of subsidiary	(5,158)	—	—	5,158	—
Changes in operating assets and liabilities:
Inventories	—	(166)	(7,877)	—	(8,043)
Prepaid expenses and other current assets	(29)	(72)	1,175	—	1,074
Intercompany	(135)	(6,577)	6,712	—	—
Other non-current assets	—	10	(231)	—	(221)
Accounts payable	—	(110)	(1,034)	—	(1,144)
Accrued expenses and other current liabilities	(9)	(49)	296	—	238

Net cash provided by operating activities	—	2,961	13,794	—	16,755

Cash flow from investing activities:
Capital expenditures	—	(2,076)	(11,399)	—	(13,475)
Trademarks	—	—	(105)	—	(105)

Net cash used in investing activities	—	(2,076)	(11,504)	—	(13,580)

Cash flow from financing activities:
Repayment of borrowings under revolving credit agreement	—	—	(5,627)	—	(5,627)
Deferred financing fees	—	—	(860)	—	(860)

Net cash used in financing activities	—	—	(6,487)	—	(6,487)

Net increase (decrease) in cash and cash equivalents	—	885	(4,197)	—	(3,312)
Cash and cash equivalents beginning of year	—	—	4,784	—	4,784

Cash and cash equivalents end of year	$—	$885	$587	$—	$1,472

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flow from operating activities:
Net (loss) income	$(3,429)	$3,733	$(7,550)	$1,537	$(5,709)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	63	5,486	16,298	—	21,847
Loss on extinguishment of debt	352	—	10,785	—	11,137
Cumulative effect of accounting change, net of tax (see Note 4)	(2,280)	—	(2,280)	2,280	(2,280)
Deferred income taxes	396	(893)	(4,671)	—	(5,168)
Deferred rent	—	5	3,124	—	3,129
Equity in earnings of subsidiary	3,817	—	—	(3,817)
Changes in operating assets and liabilities:
Inventories	—	(2,995)	(5,282)	—	(8,277)
Prepaid expenses and other current assets	(40)	38	(2,449)	—	(2,451)
Intercompany	(1,364)	(1,122)	2,486	—	—
Accounts payable	—	130	6,167	—	6,297
Accrued expenses and other current liabilities	2,485	1,434	(2,447)	—	1,472

Net cash provided by operating activities	—	5,816	14,181	—	19,997

Cash flow from investing activities:
Capital expenditures	—	(5,816)	(13,205)	—	(19,021)

Net cash used in investing activities	—	(5,816)	(13,205)	—	(19,021)

Cash flow from financing activities:
Borrowings under revolving credit agreement	—	—	21,127	—	21,127
Repayment of borrowings under revolving credit agreement	—	—	(9,000)	—	(9,000)
Repayment of long-term debt	—	—	(169,476)	—	(169,476)
Proceeds from issuance of long-term debt	—	—	165,000	—	165,000
Deferred financing fees	—	—	(6,728)	—	(6,728)

Net cash provided by financing activities	—	—	923	—	923

Net increase in cash and cash equivalents	—	—	1,899	—	1,899
Cash and cash equivalents beginning of year	—	—	2,885	—	2,885

Cash and cash equivalents end of year	$—	$—	$4,784	$—	$4,784

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 25, 2004

(In thousands)

	VS Holdings, Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flow from operating activities:
Net (loss) income	$(611)	$1,189	$(1,189)	$(611)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	43	21,929	—	21,972
Loss on disposal of fixed assets	—	48	—	48
Deferred income taxes	(970)	373	—	(597)
Deferred rent	—	3,443	—	3,443
Equity in earnings of subsidiary	(1,189)	—	1,189	—
Changes in operating assets and liabilities:
Inventories	—	(7,019)	—	(7,019)
Prepaid expenses and other current assets	(97)	(835)	—	(932)
Other non-current assets	—	13	—	13
Accounts payable	—	822	—	822
Accrued expenses and other current liabilities	2,824	3,129	—	5,953

Net cash provided by operating activities	—	23,092	—	23,092

Cash flow from investing activities:
Capital expenditures	—	(19,174)	—	(19,174)

Net cash used in investing activities	—	(19,174)	—	(19,174)

Cash flow from financing activities:
Borrowings under revolving credit agreement	—	4,000	—	4,000
Repayment of borrowings under revolving credit agreement	—	(4,000)	—	(4,000)
Repayment of long-term debt	—	(1,000)	—	(1,000)
Deferred financing fees	—	(800)	—	(800)
Net decrease in capital leases	—	(178)	—	(178)

Net cash used in financing activities	—	(1,978)	—	(1,978)

Net increase in cash and cash equivalents	—	1,940	—	1,940
Cash and cash equivalents beginning of year	—	945	—	945

Cash and cash equivalents end of year	$—	$2,885	$—	$2,885

18.	Selected Quarterly Financial Information (unaudited)

The following tables summarize the 2006 and 2005 quarterly results, the comparability of the fourth quarter 2006 to 2005 being impacted by the additional week of operations in Fiscal 2005:

	Quarter Ended
	March	June	September	December
Year Ended December 30, 2006
Total revenues	$127,300	$118,414	$119,684	$120,628
Cost of goods sold	84,611	78,948	81,934	81,030
Income from operations	8,905	6,450	5,991	8,155
Net income	2,616	617	242	1,339

Year Ended December 31, 2005
Total revenues	$110,734	$104,451	$104,490	$116,788
Cost of goods sold	71,031	70,337	71,730	77,145
Income from operations	6,742	3,648	1,395	6,122
Net income (loss)	3,622	(511)	(2,054)	(6,766)

For the fourth quarter of Fiscal 2005, we experienced a one time charge for $11.1 million for early extinguishment of debt.