Form 10-Q
period 2007-03-31
VS HOLDINGS, INC.
filed 2007-05-15
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 15, 2007, VS Holdings, Inc. had no shares of preferred stock Series A shares outstanding and 100 shares of common stock outstanding. VS Parent, Inc. owns 100% of the registrant’s equity.

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

The “forward looking statements” contained in this report are made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Other Information.” Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the vitamin, mineral and supplement (“VMS”) industry, continued demand from the primary markets the Company serves, the availability of raw materials, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. See “Item 1A – Risk Factors” in the Company’s annual report on Form 10-K, filed on March 30, 2007 with the Securities and Exchange Commission, for further discussion.

The Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,567	$1,472
Inventories	84,246	82,175
Prepaid expenses and other current assets	11,186	11,061
Deferred income taxes	1,687	2,001

Total current assets	98,686	96,709
Property and equipment, net	61,167	61,931
Goodwill	177,248	175,896
Other intangibles, net	68,205	68,205
Other assets:
Deferred financing fees, net of accumulated amortization of $1,496 and $1,206, in 2007 and 2006, respectively	6,092	6,382
Other	439	895
Security deposits	1,547	1,602

Total other assets	8,078	8,879

Total assets	$413,384	$411,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$8,500	$6,500
Accounts payable	26,625	26,672
Deferred sales	3,732	11,475
Accrued salaries and related expenses	2,654	4,330
Accrued interest	2,567	2,624
Other accrued expenses	9,032	6,822

Total current liabilities	53,110	58,423
Long-term debt	165,000	165,000
Deferred income taxes	20,699	20,244
Other long-term liabilities (see Note 12)	3,066	—
Deferred rent	15,139	14,447
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2007 and December 30, 2006	—	—
Additional paid-in capital	155,816	155,642
Accumulated other comprehensive income	164	478
Retained earnings (accumulated deficit)	390	(2,614)

Total stockholders’ equity	156,370	153,506

Total liabilities and stockholders’ equity	$413,384	$411,620

See accompanying notes to condensed consolidated financial statements (unaudited).

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	$137,544	$127,300
Cost of goods sold	90,570	84,611

Gross profit	46,974	42,689
Selling, general and administrative expenses	35,908	33,444
Related party expenses (see Note 10)	313	340

Income from operations	10,753	8,905
Other	—	(366)
Interest income	(55)	(137)
Interest expense	5,505	5,512

Income before provision for income taxes	5,303	3,896
Provision for income taxes	2,058	1,280

Net income	$3,245	$2,616

See accompanying notes to condensed consolidated financial statements (unaudited).

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$3,245	$2,616
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	78	—
Depreciation and amortization	3,871	3,585
Deferred income taxes	2,170	1,352
Deferred rent	489	758
Equity compensation expense	174	16
Changes in operating assets and liabilities:
Inventories	(2,071)	(4,055)
Prepaid expenses and other current assets	78	(2,653)
Other non-current assets	28	49
Accounts payable	(47)	3,079
Accrued expenses and other current liabilities	(7,321)	(3,250)

Net cash provided by operating activities	694	1,497

Cash flows from investing activities:
Capital expenditures	(2,599)	(3,033)

Net cash used in investing activities	(2,599)	(3,033)

Cash flows from financing activities:
Borrowings under revolving credit agreement	2,000	—
Repayments of borrowing under revolving credit agreement	—	(627)
Deferred financing fees	—	(38)

Net cash provided (used in) by financing activities	2,000	(665)

Net increase (decrease) in cash and cash equivalents	95	(2,201)
Cash and cash equivalents beginning of period	1,472	4,784

Cash and cash equivalents end of period	$1,567	$2,583

Supplemental disclosures of cash flow information:
Interest paid	$5,445	$5,076
Income taxes paid	$134	$249
Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$296	$953

See accompanying notes to condensed consolidated financial statements (unaudited).

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid- In-Capital	(Accumulated Defecit) Retained Earnings	Other Comprehensive Income	Total
	Shares	Amounts
Balance at December 30, 2006	100	$—	$155,642	$(2,614)	$478	$153,506

Net income	—	—	—	3,245	—	3,245
Interest Rate Swap, net of taxes of $ 170	—	—	—	—	(314)	(314)

Total Comprehensive Income						2,931
Adoption of FIN 48 (see Note 12)				(241)		(241)
Equity Compensation Expense	—	—	174	—	—	174

Balance at March 31, 2007	100	$—	$155,816	$390	$164	$156,370

See accompanying notes to condensed consolidated financial statements (unaudited).

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and April 1, 2006 include the accounts of Holdings, VSI and VSI’s wholly owned subsidiary Direct. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and April 1, 2006 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-week period, ending the last Saturday in December. Fiscal 2007 is a 52-week period ending December 29, 2007 and Fiscal 2006 was a 52-week period ended December 30, 2006. The results for the three months ended March 31, 2007, and April 1, 2006, are each based on a 13-week period.

2.	Reorganization and Recapitalization

On June 12, 2006, VS Mergersub, Inc., then a wholly-owned subsidiary of VS Parent, Inc. (“Parent”), then a wholly-owned subsidiary of Holdings, merged with and into Holdings, with Holdings being the surviving corporation. By operation of the merger, Holdings became a direct wholly-owned subsidiary of Parent. In connection therewith, each share (or fractional share) of Series A Preferred Stock of Holdings was converted into a right to receive a share (or fractional share) of Series A preferred stock, par value $0.01 per share of Parent, and each share (or fractional share) of common stock of Holdings was converted into a share (or fractional share) of common stock, par value $0.01 per share of Parent, and all equity grants (1,533,519 stock options and 567,163 warrants) of Holdings were converted on a one-to-one basis into grants permitting the right to receive a share of Parent’s common stock upon exercise. Subsequent to the reverse merger, Holdings was authorized to issue 1,000 shares of Common Stock, whereby 100 shares were issued to Parent. In addition, a dividend of $1.7 million, recorded within additional paid-in-capital, was made from Holdings to Parent for a note receivable of $1.5 million, which was accounted for as a separate component of stockholders’ equity, and related accrued interest receivable of $0.2 million.

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

Financial Instruments Policy—The Company entered into an interest rate swap during December 2005 on a portion of its $165 million Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”) offering for $165 million, which did originally not qualify for hedge accounting under SFAS No. 133. As a result, the fair market value of the interest rate swap was marked to market in the first quarter of Fiscal 2006 with a corresponding adjustment to other expense. The interest rate swap has a maturity date of November 2010. As of March 31, 2007, the interest rate swap qualified for hedge accounting. The fair market value of $0.1 million as of March 31, 2007, is recorded in other assets on the condensed consolidated balance sheet. Of the decrease in market value of $0.5 million in the first quarter of Fiscal 2007, $0.3 million is recorded in other comprehensive income, $0.2 million is recorded in the deferred tax liability.

Advertising Costs—Costs associated with the production and distribution of the Company’s monthly and quarterly catalogues are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time advertising takes place. Advertising expense was $4.7 million and $5.3 million for the three months ended March 31, 2007 and April 1, 2006, respectively.

Recent Accounting Pronouncements— In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption to have a material impact on its financial condition, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation clarifies the evaluation methods and accounting treatment for tax positions to be taken or expected to be taken in the future. It will require that the Company determine certain tax positions to be sustainable under an examination, and the measurement of the impact for positions deemed to be non-sustainable. The Company has adopted FIN 48 in the first quarter of Fiscal 2007. Please refer to Note 12 for a detailed discussion.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure and report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently. The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, the adoption will have on its financial condition, results of operations or cash flows.

4.	Goodwill and Intangible Assets

On October 8, 2002, a definitive merger agreement was entered into whereby Vitamin Shoppe Industries Inc. agreed to be sold to Holdings, a newly formed holding company (the “Acquisition”). The Acquisition was accounted for as a purchase under the provisions of SFAS No. 141, Business Combinations. Acquired intangibles and goodwill are accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. As a result of the Acquisition in 2002, the Company acquired $88.0 million of intangible assets and $177.2 million of goodwill.

The following table discloses the carrying value of all intangible assets (in thousands):

	March 31, 2007			December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Customer list	$19,900	$19,900	$—	$19,900	$19,900	$—
Tradenames	68,205	—	68,205	68,205	—	68,205
Goodwill	177,248	—	177,248	175,896	—	175,896

	$265,353	$19,900	$245,453	$264,001	$19,900	$244,101

There was no intangible amortization expense for the three months ended March 31, 2007 and April 1, 2006, respectively. The amortization period for the customer list was three years, and was fully amortized at December 31, 2005. Tradenames are not amortized, as they were determined to be intangible assets with indefinite lives, but will be tested for impairment in the last quarter of 2007 or whenever impairment indicators exist, along with the Company’s goodwill. For an explanation of the change in goodwill during the quarter ended March 31, 2007, please see Note 12 to the condensed consolidated financial statements.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2007	December 30, 2006
Furniture, fixtures and equipment	$63,329	$61,869
Leasehold improvements	62,915	61,644
Website development costs	9,618	9,618
Transportation equipment	21	21
Construction in progress	2,637	2,569

	138,520	135,721
Less: accumulated depreciation and amortization	(77,353)	(73,790)

	$61,167	$61,931

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2007 was $3.6 million and for the three months ended April 1, 2006 was $3.3 million.

6.	Credit Arrangements

Debt consists of the following (in thousands):

	March 31, 2007	December 30, 2006
Revolving Credit Facility	$8,500	$6,500

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$165,000	$165,000

2005 Second Priority Senior Secured Floating Rate Notes

On November 7, 2005, VSI completed its Notes offering for $165 million. The initial purchasers received delivery of the Notes on November 15, 2005.

Interest on the Notes is set at a per annum rate equal to a three month LIBOR plus 7.5%, which is reset quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2006. The combined weighted average interest rate before the impact of our hedging activities from December 31, 2006 through March 31, 2007 was 12.87%. The Notes will mature on November 15, 2012. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the applicable interest rate on the Notes. If VSI cannot make payments on the Notes when they are due, Holdings and VSI’s only subsidiary, Direct (collectively, the “Guarantors”), have guaranteed the Notes and must make payments instead. The Notes and the guarantees are secured by a second priority security interest in substantially all of VSI’s and the Guarantors’ assets that secure VSI’s new first priority senior secured credit facility. The Notes and the guarantees are VSI’s, and the Guarantors’, second priority senior secured obligations, and rank equally in right of payment with all of VSI’s and the Guarantors’ existing and future senior indebtedness and senior to all of VSI’s and the Guarantors’ existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of VSI’s and the Guarantors’ first priority senior secured indebtedness, including VSI’s new first priority senior secured credit facility, to the extent of the collateral securing such indebtedness. If VSI sells certain assets, issues equity or experiences specific kinds of changes in control, VSI must offer to repurchase the Notes. VSI may, at its option, redeem some or all of the Notes at any time on or after November 15, 2007. Prior to November 15, 2007, VSI may, at its option, redeem up to 35% of the Notes with the proceeds of certain sales of its equity or of Holdings. VSI used the proceeds from the sale of the Notes to repay all of its and Holdings’ existing indebtedness and to pay related fees and expenses.

Revolving Credit Facility

On November 15, 2005, VSI entered into a new $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), and VSI has the option to increase or decrease the Revolving Credit Facility size by $25.0 million, subject to certain conditions. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and the inventory of VSI and its only subsidiary, Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The Revolving Credit Facility provides for affirmative and negative covenants affecting Holdings, VSI and Direct. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay cash dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change its line of business, and restricts the types of hedging activities the Company can enter into. The Revolving Credit Facility has a maturity date of November 15, 2010. The unused available line of credit at March 31, 2007 was $36.2 million and the amount of borrowings outstanding at March 31, 2007 was $8.5 million. The largest amount borrowed at any given point during 2007 was $8.5 million. The Revolving Credit Facility includes a $10 million sub-facility for the issuance of letters of credit, of which there were $0.3 million issued and outstanding as of March 31, 2007.

The borrowings under the Revolving Credit Facility accrue interest, at the Company’s option at the rate per annum announced from time to time by the agent as its “prime rate”, or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from December 31, 2006 through March 31, 2007 was 6.62%.

Interest expense for the three months ended March 31, 2007 and April 1, 2006 consists of the following (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Interest on the Notes	5,077	5,021
Amortization of deferred financing fees	290	256
Interest on the revolving credit line and other	138	235

	$5,505	$5,512

7.	Stock-Based Compensation

Stock Option Plan—In connection with the Acquisition, the Company adopted the VS Holdings, Inc. 2002 Stock Option Plan (the “2002 Plan”) for certain directors, officers, consultants and employees of the Company. The Company authorized the issuance of up to 2,046,041 shares of common stock. As of June 2006, the 2002 Plan was amended and assigned to VS Parent where it was adopted as the VS Parent, Inc. 2006 Stock Option Plan (the “2006 Plan”), converting all grants on a one-to-one basis for the right to receive a common share of VS Parent upon exercise. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant. Generally, options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The stock options have a maximum term of 10 years. The following table summarizes the Company’s stock option program as of March 31, 2007 and changes during the three month period then ended:

	Total Outstanding
	Number of Options	Weighted Average Exercise Price
December 30, 2006	1,604,931	$17.96
Granted	7,200	$24.30
Forfeited	(43,950)	$18.40

March 31, 2007	1,568,181	$17.98

Vested or expected to vest at March 31, 2007	1,544,658	$17.98
Vested and Exercisable at March 31, 2007	807,375	$17.58

The following table summarizes information about options outstanding at March 31, 2007:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Exercise Price
$10.00 to $ 20.00	1,043,455	7.22	$13.19	538,271	$12.62
$20.01 to $ 30.00	524,726	7.24	$27.50	269,104	$27.50

	1,568,181	7.23	$17.98	807,375	$17.58

Prior to January 1, 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense needed to be recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, the Company did not recognize any compensation cost in the consolidated statements of operations prior to January 1, 2006 for stock options granted to employees.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) (“SFAS 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The Company adopted the prospective method of applying SFAS 123(R). Under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro-forma disclosure purposes will apply SFAS 123(R) prospectively to new awards and awards modified, repurchased or cancelled after the required effective date. The Company continues to account for any portion of award outstanding at the date of initial application using the accounting principles originally applied to those awards which were the provisions of APB No. 25 and its related interpretive guidance. Compensation expense attributable to stock-based compensation for the three months ended March 31, 2007 and April 1, 2006, was approximately $174,000 and $16,000, respectively. As of March 31, 2007, the remaining unrecognized stock-based compensation expense for non-vested stock options issued after the effective date of SFAS 123(R) to be expensed in future periods is $2.8 million, and the related weighted-average period over which it is expected to be recognized is 3.75 years. There were 807,375 and 760,806 vested and non-vested options, respectively, at March 31, 2007. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from those estimates. For periods prior to January 1, 2006, we accounted for forfeitures as they occurred in the Company’s pro forma information required by SFAS 123. Currently, the Company estimates forfeitures based on its historical forfeiture rate since the plan inception in Fiscal 2002. The estimated future forfeitures as of March 31, 2007 are approximately $40,000.

Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method now prescribed. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represented the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.). The following table illustrates the effect on net income as if the fair value method had been applied to all outstanding awards for the three months ended March 31, 2007 and April 1, 2006 that were granted prior to January 1, 2006 (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Net income as reported	$3,245	$2,616
Add: Total stock based employee compensation included in net income as reported, net of tax	115	10
Deduct: Total stock based employee compensation determined under fair value based method, net of tax	(130)	(83)

Pro forma net income	$3,230	$2,543

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2007 and April 1, 2006, were $8.06 and $4.05 respectively. There were no stock options exercised during the first three months of Fiscal 2007 or 2006. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31, 2007	April 1, 2006
Expected dividend yield	0.0%	0.0%
Expected volatility	54.3%	56.8%
Risk-free interest rate	4.66%	5.10%
Expected holding period	6.25 years	6.25 years

The expected volatility applicable to the three months ended March 31, 2007 is based on the volatility levels over the past 6.25 years from the average volatility of similar actively traded companies. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips. The expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years.

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

David Beauford, Jonathan Opris and Leonard Tyler, Jr. v. Vitamin Shoppe Industries Inc. On July 13, 2005 plaintiff Beauford, a former store manager, and plaintiff Opris, a former assistant store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations, and violations with respect to meal and rest periods under California law on behalf of store managers and assistant store managers. Plaintiff Tyler, a former store manager and assistant store manager was later added to the case as a named plaintiff. Many of plaintiffs’ allegations are similar to the violations alleged in the Thompson and Perry matter described below, including alleged violations of various provisions of the California Labor Code that would entitle plaintiffs to collect fees under the California “bounty hunter” statute. Discovery in this case is currently stayed pending court approval of the settlement in the Perry case described below. Plaintiff has made a formal settlement demand, which the Company has under review. The Company intends to defend these individual claims vigorously.

Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. On August 17, 2005, plaintiff Perry, a former assistant store manager, and plaintiff Vitrano, a current store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations under California law, including, but not limited to, violations related to misclassification of store managers and violations with respect to providing meal and rest periods for store managers and assistant store managers. Plaintiffs’ allegations are similar to the violations alleged in the Thompson and Beauford matters described above. Similarly, as in the Thompson and Beauford matters, plaintiffs seek to bring this action on behalf of themselves and other “similarly situated” current and former California store managers and assistant store managers. On December 20, 2005, the parties engaged in mediation that was facilitated by an experienced third party employment litigation mediator. After a full day session, the parties entered into a Memorandum of Understanding, which was followed by execution of a formal Settlement Agreement. The Company accrued $0.4 million for the proposed settlement in the last quarter of Fiscal 2005. The settlement has received preliminary approval of the Marin County Superior Court, subject to notice to class members and final approval at a later hearing. Approval of the settlement is being opposed by the plaintiffs’ counsel in one of the other two actions.

The three matters summarized above, though separately filed, seek in primary part the same relief on behalf of the same class of employees. There was also a petition pending to consolidate the three actions which has been denied by the court. If the settlement in the Perry matter is granted final approval by the Court, such settlement should for the most part eliminate the claims in the other two, subject to the rights of individual claimants to elect to not become participants in the class settlement and pursue separate individual claims. As noted above, plaintiff’s counsel in one of the other two cases have been aggressive in opposing the Perry settlement. On July 7, 2006, such plaintiffs’ counsel filed a new lawsuit against the Company in Orange County, California on behalf of the same plaintiff whom they represent in the Perry case, as well as eight other individuals. The complaint seeks the same relief as is sought in Perry and the other two cases, but appears to do so on behalf of only those nine plaintiffs, as opposed to the larger class. A partial stay of this action is currently in place. The Company intends to defend these individual claims vigorously. The $0.4 million that was accrued and recorded as an expense in the Fiscal 2005 consolidated financial statements was deposited in escrow in April of 2006 where it remains. The amount currently reported is the Company’s best estimate based on the information available at the time of this filing, however, circumstances in the future may alter the outcome of the proposed settlement.

Red Yeast Rice Litigation. By letter dated November 28, 2005, an individual named Lawrence Switzer alleged that certain products sold by our Company containing an ingredient known as red yeast rice violate the California Consumers Legal Remedies Act (“CLRA”) and other California consumer protection laws. Mr. Switzer filed suit in Los Angeles Superior Court on May 19, 2006 against our Company and 15 other manufacturers or retailers of similar products. In response, our Company and the other defendants in the case filed demurrers to Mr. Switzer’s complaint, and on March 2, 2007, the Court dismissed Mr. Switzer’s complaint, giving him 30 days leave to amend his pleading. On April 2, 2007, Mr. Switzer filed a First Amended Complaint. The principal basis of the claim is that the products contain the chemical lovastatin, which is also the active ingredient in pharmaceutical products, the presence of which Mr. Switzer alleges causes the products to be drugs as opposed to dietary supplements under federal and, derivatively, California law. In addition to alleging violations of the CLRA and other state consumer protection laws, Mr. Switzer also alleges that the products are labeled and marketed in violation of the Federal Food, Drug & Cosmetic Act. While the case is not brought as a class action, Mr. Switzer claims to be a representative of the public suing for injunctive relief that will benefit the public. He seeks restitution on behalf of all purchasers of the products as well as compensatory damages, punitive damages, and attorneys fees and costs of litigation. There is no claim of personal injury, although Mr. Switzer alleges he lost money or property in purchasing each product. As a precaution, in early 2006 we temporarily ceased selling private label products containing red yeast rice until we reformulated and reintroduced the product in June 2006. We continue to sell third party products containing red yeast rice. Additionally, on March 29, 2007, Mr. Switzer sent the Company a Notice Of Violation, asserting that red yeast rice products sold by the Company violate California’s Proposition 65. However, Proposition 65 claims are not raised in Mr. Switzer’s lawsuit. As required by Proposition 65, Mr. Switzer must wait at least 60 days from the time he sent the Notice Of Violation before he can assert such claims in a lawsuit. In response to the notices, which were served on other Switzer defendants as well, California’s Attorney General sent the Company’s outside counsel a letter on April 17, 2007, indicating that the Attorney General is investigating the notices and considering whether to take prosecutorial action. The Company’s counsel, in conjunction with other defendants in the Switzer case, has filed a response with the California Attorney General. The Company intends to defend this lawsuit vigorously. At this time it is premature to address any potential loss as a result of these cases, or the amount or range of potential loss. As of March 31, 2007, the Company has not accrued any liabilities related to this litigation.

Multivitamins Especially for Women Litigation. On January 19, 2007, media reports noted that an organization called Consumerlab.com had tested various nutritional supplements and found the Company’s private label brand of multivitamins Especially for Women (the “Product”) to contain less calcium than specified on the product label and to contain levels of lead that are above acceptable parameters. As a precaution, the Company voluntarily and temporarily ceased selling the Product pending an internal investigation and offered a full refund for those have purchased the Product. On January 22, 2007, plaintiffs Angelique Odum and Sharilyn Castro, represented by different counsel, filed separate lawsuits against the Company in U.S. District Court for the Central District of California and for the Southern District of California, respectively. On March 7, 2007, plaintiffs Sara Pineda and Zara Jellicoe, both represented by other counsel, filed a third lawsuit in the U.S. District Court for the Northern District of California. The Odum and Castro suits allege violations of the California Consumers Legal Remedies Act (“CLRA”) and other California consumer protection laws. The Castro complaint also alleges various common law torts. The Pineda/Jellicoe suit alleges violations of California's Unfair Competition and False Advertising Laws, but not the CLRA. The Odum, Castro and Pineda/Jellicoe plaintiffs all claim to represent a class of California consumers who purchased the Product, and their complaints are premised on the factual allegations stated in the prior media reports. On March 9, 2007, a fourth plaintiff , Elena Klyachman, filed a purported national class action complaint against the Company, and its affiliates VS Direct, Inc., VS Holdings, Inc., and VS Parent, Inc., along with the Company's supplier of the Product, Nature's Value, Inc., in the Superior Court of New Jersey for Bergen County. The Klyachman complaint is based on the same general allegations about the Product as the earlier complaints, but alleges violations of the New Jersey Consumer Fraud Act, common law, statutory and common law warranties, the Uniform Commercial Code and the Federal Magnusson Moss Act on behalf of all persons in the United States who purchased the Product. In addition, on April 19, 2007, two other plaintiffs, Catherine Guittard and Frances Von Koenig, represented by the same counsel as plaintiffs Pineda and Jellicoe, filed a purported national class action against the Company in the U.S. District Court for the District of New Jersey, alleging violations of the New Jersey Consumer Fraud Act and unjust enrichment based on the same allegations about the Product as in the prior cases. All pending actions seek restitution on behalf of purchasers of the Products as well as an injunction and attorneys fees and costs of litigation. The Castro complaint also seeks actual and punitive damages, the Klyachman complaint seeks actual, treble, and punitive damages, and the Guittard/Von Koenig complaint seeks actual and treble damages. There is no claim of personal injury in any of the actions.

The Company was served with the Odum complaint on January 24, 2007, but on April 19, 2007, plaintiff Odum filed a Request for Dismissal of the case, and Odum's counsel has announced that they will be associating in as counsel for plaintiff Castro. The Company has been served with the other Complaints, but has not yet filed a response. The Company is continuing its investigation so it may respond to Plaintiffs’ claims. A mediation with all pending plaintiffs is scheduled for June 11, 2007. At this time it is premature to address any potential loss as a result of these cases, or the amount or range of potential loss. As of March 31, 2007, the Company has not accrued any liabilities related to this litigation.

Serge Torossian v. Vitamin Shoppe Industries Inc., and Erik J. Khorovsky v. The Vitamin Shoppe, and Vitamin Shoppe Industries, Inc. Plaintiffs Torossian and Khorovsky each filed a class action suit in the U.S. District Court for the Central District of California on January 22, 2007 and February 12, 2007, respectively. The suits allege that the defendants violated a requirement in the Federal Fair Credit Reporting Act which prohibits merchants from providing consumers with a credit card receipt on which more than the last five digits of the card account number or the expiration date of the credit card are printed. Both complaints seek monetary damages and attorney’s fees and the Khorovsky Complaint also seeks injunctive relief. These cases currently are in the preliminary stages of litigation. The Company intends to defend the lawsuits vigorously. At this time it is premature to address any potential loss as a result of these cases, or the amount or range of potential loss. As of March 31, 2007, the Company has not accrued any liabilities related to this litigation.

9.	Costs Associated with Severance

In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company has recorded costs related to termination benefits for certain employees during Fiscal 2006 and the three months ended March 1, 2007. During Fiscal 2006 eight corporate employee positions were eliminated throughout the Company due to a staff restructuring. Based on these and prior year eliminations, the Company incurred severance obligations which were partially payable in Fiscal 2006 and Fiscal 2007. The total amount recorded to selling, general and administrative expense was approximately $0.4 million during the three months ended April 1, 2006 and $0.1 million during the three months ended March 31, 2007. Below is a reconciliation of the activity for the three months ended March 31, 2007 (in thousands):

Balance at December 30, 2006	$152
Accrual made during three months ended March 31, 2007	120
Payments made during three months ended March 31, 2007	(196)

Balance at March 31, 2007	$76

10.	Related Party Transactions

In connection with the Acquisition, the Company entered into a management agreement with Bear Stearns Merchant Manager II, LLC. This agreement provides for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. Amounts paid during the three months ended March 31, 2007 and April 1, 2006 were approximately $0.3 million and $0.3 million, respectively.

In November 2005, the Company entered into a consulting agreement with Renaissance Brands LTD. (“Renaissance”), an advisory and consulting company serving a number of private equity and venture capital firms. Douglas B. Fox, a member of the Company’s board of directors, is the Chief Executive Officer and sole shareholder of Renaissance. Renaissance provided marketing, advertising and messaging advice to the Company and was paid $2,500 per day, for not more than three days per month, for such services. This arrangement was terminated in September 2006, and Renaissance Brands no longer performs any services for the Company. Amounts paid during the three months ended April 1, 2006 were approximately $38,000 for fees and expenses.

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

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are the same as those described in Note 4- Summary of Significant Accounting Policies in the Fiscal 2006 consolidated financial statements. The Company has allocated $132.2 million and $45.0 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company's business segments (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Sales:
Retail	$117,278	$103,985
Direct	20,266	23,315

Net sales	137,544	127,300
Income from operations:
Retail	19,298	16,504
Direct	3,787	2,981
Corporate costs	(12,332)	(10,580)

Income from operations	10,753	8,905
Other	—	(366)
Interest income	(55)	(137)
Interest expense	5,505	5,512

Income before provision for income taxes	5,303	3,896
Provision for income taxes	2,058	1,280

Net income	$3,245	$2,616

12.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. On December 31, 2006 (the first day of the 2007 Fiscal year) the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized a liability for uncertain tax positions of $3.1 million which is included in Other long-term liabilities in the condensed consolidated financial statements. This liability was established as an adjustment to goodwill for $1.4 million, as a cumulative effect adjustment to reduce the December 31, 2006 beginning balance of retained earnings for $0.2 million, and through the reclassification of $1.5 million of previously recorded accruals for uncertain tax benefits. The Company does not currently expect any significant change relative to its accrual for uncertain tax positions in the next twelve months.

The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is approximately $0.7 million.

The Company recognizes interest related to uncertain tax positions in income tax expense. At March 31, 2007, the Company has recorded approximately $49,000 of accrued interest included in the aforementioned liability for uncertain tax positions for potential payments related to that liability. Interest recognized through the condensed consolidated statements of operations for the three months ended March 31, 2007, was insignificant.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2002 and for state examinations before 2002.

13.	Supplemental Guarantor Information

The payment obligations of VSI under the Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by: Holdings (VSI’s parent), Direct (VSI’s sole subsidiary), all of VSI’s future restricted domestic subsidiaries, and Parent. The Notes and the guarantees are VSI’s, Holdings’ and Direct’s second priority senior secured obligations. They rank equally with all of VSI’s, Holding’s and Direct’s existing and future senior indebtedness and rank senior to all of VSI’s, Holdings’ and Direct’s existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinate to all of VSI’s, Holdings’ and Direct’s existing first priority senior secured indebtedness, to the extent of the collateral securing such indebtedness, including indebtedness under the Revolving Credit Facility.

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

The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations, and statements of cash flows for Holdings, VSI and VSD:

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF MARCH 31, 2007

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$941	$626	$—	$1,567
Inventories	—	12,128	72,118	—	84,246
Prepaid expenses and other current assets	60	54	11,072	—	11,186
Intercompany receivable	1	157,862	163,238	(321,101)	—
Deferred income taxes	—	575	1,112	—	1,687

Total current assets	61	171,560	248,166	(321,101)	98,686
Property and equipment, net	—	12,644	48,523	—	61,167
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	68,205	—	68,205
Other assets:
Deferred financing fees, net of accumulated amortization of $1,496	—	—	6,092	—	6,092
Other	—	—	439	—	439
Security deposits	—	20	1,527	—	1,547
Deferred income tax asset	406	623	11,470	(12,499)	—

Total other assets	406	643	19,528	(12,499)	8,078
Investment in Subsidiary	173,469	—	20,165	(193,634)	—

Total assets	$173,936	$184,847	$581,835	$(527,234)	$413,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—	$8,500	$—	$8,500
Intercompany payable	17,537	145,642	157,920	(321,099)	—
Accounts payable	—	—	26,625	—	26,625
Deferred sales	—	476	3,256	—	3,732
Accrued salaries and related expenses	—	—	2,654	—	2,654
Accrued interest	—	—	2,567	—	2,567
Other accrued expenses	29	2,262	6,741	—	9,032

Total current liabilities	17,566	148,380	208,263	(321,099)	53,110
Long-term debt	—	—	165,000	—	165,000
Deferred income taxes	—	1,351	31,847	(12,499)	20,699
Other long term liabilities	—	—	3,066	—	3,066
Deferred rent	—	1,700	13,439	—	15,139
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding	—	—	—	—	—
Additional paid-in capital	155,816	20,165	166,791	(186,956)	155,816
Accumulated other comprehensive income	164	—	164	(164)	164
Retained earnings (accumulated deficit)	390	13,251	(6,735)	(6,516)	390

Total stockholders’ equity	156,370	33,416	160,220	(193,636)	156,370

Total liabilities and stockholders’ equity	$173,936	$184,847	$581,835	$(527,234)	$413,384

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 30, 2006

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$885	$587	$—	$1,472
Inventories	—	13,072	69,103	—	82,175
Prepaid expenses and other current assets		99	10,962		11,061
Intercompany receivable	—	135,685	145,581	(281,266)	—
Deferred income taxes	—	704	1,297	—	2,001

Total current assets	—	150,445	227,530	(281,266)	96,709
Property and equipment, net	—	13,115	48,816	—	61,931
Goodwill	—	—	175,896	—	175,896
Other intangibles, net	—	—	68,205	—	68,205
Other assets:
Deferred financing fees, net of accumulated amortization of $1,206	—	—	6,382	—	6,382
Other	—	—	895	—	895
Security deposits	—	20	1,582	—	1,602
Deferred income tax asset	401	630	12,869	(13,900)	—

Total other assets	401	650	21,728	(13,900)	8,879
Investment in Subsidiary	170,674	—	20,165	(190,839)	—

Total assets	171,075	164,210	562,340	(486,005)	$411,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—	$6,500	$—	$6,500
Intercompany payable	17,536	127,986	135,744	(281,266)	—
Accounts payable	—	18	26,654	—	26,672
Deferred sales	—	1,605	9,870	—	11,475
Accrued salaries and related expenses	—	9	4,321	—	4,330
Accrued interest	—	—	2,624	—	2,624
Other accrued expenses	33	707	6,082	—	6,822

Total current liabilities	17,569	130,325	191,795	(281,266)	58,423
Long-term debt	—	—	165,000	—	165,000
Deferred income taxes	—	1,390	32,754	(13,900)	20,244
Deferred rent	—	1,700	12,747	—	14,447
Additional paid-in capital	155,642	20,165	166,791	(186,956)	155,642
Other comprehensive income	478	—	478	(478)	478
(Accumulated deficit) retained earnings	(2,614)	10,630	(7,225)	(3,405)	(2,614)

Total stockholders’ equity	153,506	30,795	160,044	(190,839)	153,506

Total liabilities and stockholders’ equity	$171,075	$164,210	$562,340	$(486,005)	$411,620

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$24,523	$113,021	$—	$137,544
Commissions	—	6,357	1,396	(7,753)	—
Cost of goods sold	—	16,868	74,605	(903)	90,570

Gross profit	—	14,012	39,812	(6,850)	46,974
Selling, general and administrative expenses	174	9,733	32,851	(6,850)	35,908
Related party expenses (see Note 10)	—	—	313	—	313

(Loss) income from operations	(174)	4,279	6,648	—	10,753
Interest income	—	(3)	(52)	—	(55)
Interest expense	—	—	5,505	—	5,505

(Loss) income before (benefit) provision for income taxes	(174)	4,282	1,195	—	5,303
(Benefit) provision for income taxes	(67)	1,661	464	—	2,058

(Loss) income before equity in net earnings of subsidiary	(107)	2,621	731	—	3,245
Equity in net earnings of subsidiary	3,352	—	—	(3,352)	—

Net income	$3,245	$2,621	$731	$(3,352)	$3,245

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 1, 2006

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$20,597	$106,703	$—	$127,300
Commissions	—	7,642	1,352	(8,994)	—
Cost of goods sold	—	14,311	71,142	(842)	84,611

Gross profit	—	13,928	36,913	(8,152)	42,689
Selling, general and administrative expenses	35	10,105	31,456	(8,152)	33,444
Related party expenses (see Note 10)	—	—	340	—	340

(Loss) income from operations	(35)	3,823	5,117	—	8,905
Other	—	—	(366)	—	(366)
Interest income	(16)	(2)	(119)	—	(137)
Interest expense	—	—	5,512	—	5,512

(Loss) income before (benefit) provision for income taxes	(19)	3,825	90	—	3,896
(Benefit) provision for income taxes	(6)	1,257	29	—	1,280

(Loss) income before equity in net earnings of subsidiary	(13)	2,568	61	—	2,616
Equity in net earnings of subsidiary	2,629	—	—	(2,629)	—

Net income	$2,616	$2,568	$61	$(2,629)	$2,616

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$3,245	$2,621	$731	$(3,352)	$3,245
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	—	78	—	78
Depreciation and amortization	—	572	3,299	—	3,871
Deferred income taxes	(5)	97	2,078	—	2,170
Deferred rent	—	—	489	—	489
Equity compensation expense	174	—	—	—	174
Equity in earnings of subsidiary	(3,352)	—	—	3,352	—
Changes in operating assets and liabilities:
Inventories	—	944	(3,015)	—	(2,071)
Prepaid expenses and other current assets	(60)	44	94	—	78
Intercompany	—	(4,520)	4,520	—	—
Other non-current assets	—	—	28	—	28
Accounts payable	—	(18)	(29)	—	(47)
Accrued expenses and other current liabilities	(2)	417	(7,736)	—	(7,321)

Net cash provided by operating activities	—	157	537	—	694

Cash flows from investing activities:
Capital expenditures	—	(101)	(2,498)	—	(2,599)

Net cash used in investing activities	—	(101)	(2,498)	—	(2,599)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	2,000	—	2,000

Net cash provided by financing activities	—	—	2,000	—	2,000

Net increase in cash and cash equivalents	—	56	39	—	95
Cash and cash equivalents beginning of period	—	885	587	—	1,472

Cash and cash equivalents end of period	$—	$941	$626	$—	$1,567

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED APRIL 1, 2006

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,616	$2,568	$61	$(2,629)	$2,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	508	3,077	—	3,585
Deferred income taxes	47	91	1,214	—	1,352
Deferred rent	—	26	732	—	758
Stock based compensation	16	—	—	—	16
Equity in earnings of subsidiary	(2,629)	—	—	2,629	—
Changes in operating assets and liabilities:
Inventories	—	(147)	(3,908)	—	(4,055)
Prepaid expenses and other current assets	(56)	(893)	(1,704)	—	(2,653)
Intercompany	—	(1,919)	1,919	—	—
Other non-current assets	—	13	36	—	49
Accounts payable	—	339	2,740	—	3,079
Accrued expenses and other current liabilities	6	91	(3,347)	—	(3,250)

Net cash provided by operating activities	—	677	820	—	1,497

Cash flows from investing activities:
Capital expenditures	—	(261)	(2,772)	—	(3,033)

Net cash used in investing activities	—	(261)	(2,772)	—	(3,033)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	(627)	—	(627)
Deferred financing fees	—	—	(38)	—	(38)

Net cash used in financing activities	—	—	(665)	—	(665)

Net increase (decrease) in cash and cash equivalents	—	416	(2,617)	—	(2,201)
Cash and cash equivalents beginning of period	—	—	4,784	—	4,784

Cash and cash equivalents end of period	$—	$416	$2,167	$—	$2,583

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “will,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A- Risk Factors” in our Annual Report on Form 10-K filed on March 30, 2007 with the Securities and Exchange Commission.

Company Overview

We believe we are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. As of March 31, 2007, we operated 316 stores located in 30 states and the District of Columbia and sold direct to consumers through our nationally circulated catalog and our Web site, www.vitaminshoppe.com. We target the dedicated, well-informed vitamin, mineral and supplement (“VMS”) consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. We offer our customers a selection of over 20,000 SKUs from over 400 national brands, including our best value Vitamin Shoppe and BodyTech private label brands. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers, supermarkets, chain drug stores or mass merchants, which we believe drives customer traffic and creates a loyal customer base.

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

Since the beginning of 2003, we have aggressively pursued new store growth. During this period through March 31, 2007, we opened 190 new stores, expanding our presence in our existing markets as well as entering new markets such as California, Texas, and Michigan. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

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

Sales of weight management products are generally more sensitive to consumer trends, resulting in higher volatility than our other products. Our sales of weight management products have been significantly influenced by the rapid increase and subsequent decline of products such as those containing ephedra, low carb products and Cortislim®. Accordingly, we launch new weight management products on an ongoing basis in response to prevailing market conditions and consumer demands. As the rate of obesity increases and as the general public becomes increasingly more health conscious, we expect the demand for weight management products, albeit volatile, to continue to be strong in the near term.

In addition to the weight management product lines, we intend to continue our focus in meeting the demands of an increasingly aging population, the effects of increasing costs of traditional healthcare and a rapidly growing fitness conscious public.

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2003, we have opened 191 stores and operate 317 stores located in 31 states and the District of Columbia as of April 30, 2007.

Our stores typically require three to four years to mature, generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin and sales per square foot. As our recently opened stores mature, we expect them to contribute meaningfully to our sales.

Critical Accounting Policies

Our significant accounting policies are described in Note 4 of the notes to the Consolidated Financial Statements included in our financial statements for Fiscal 2006, Fiscal 2005, and Fiscal 2004, filed with the Securities and Exchange Commission on March 30, 2007, in our Annual Report on Form 10-K. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of our Board of Directors has reviewed its disclosures relating to them.

Effective December 31, 2006, we adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. – an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we recognized a cumulative-effect adjustment of $3.1 million, increasing our liability for uncertain tax positions, interest, and penalties, and reducing the December 31, 2006 balance of retained earnings as well increasing the balance of goodwill. See Note 12 to our condensed consolidated financial statements for more information on income taxes.

It is our policy to recognize, at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on our income tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. We record interest expense payable to relevant tax authorities as income tax expense.

With the exception of the adoption of FIN 48, management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the audited financial statements for the fiscal year ended December 30, 2006.

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

Interest expense includes interest on the Notes, interest on the Revolving Credit Facility, letters of credit fees, as well as amortization of financing costs.

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	$137,544	$127,300
Increase in comparable store net sales	6.1%	4.4%
Gross profit as a percent of net sales	34.2%	33.5%
Income from operations	$10,753	$8,905
EBITDA (1)	$14,823	$13,357

(1)	EBITDA represents, respectively, net income before provision for income tax, interest income and expense, and depreciation and amortization, including recognition of deferred rent. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered as a performance measure prepared in accordance with GAAP, such as operating income, net income and cash flows from operating activities. We believe that EBITDA provides additional information of our operating performance and our ability to meet our future debt service, capital expenditure and working capital requirements. Furthermore, our executive compensation plans base incentive compensation payments on our EBITDA performance measured against budget. Other companies may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. The table below includes a reconciliation from net income to EBITDA.

	Three Months Ended
	March 31, 2007	April 1, 2006
Statement of Operations Data:
Net income	$3,245	$2,616
Provision for income taxes	2,058	1,280
Interest income	(55)	(137)
Interest expense	5,505	5,512
Depreciation and amortization, including deferred rent (a)	4,070	4,086

EBITDA	$14,823	$13,357

(a)	Excludes amortization of deferred financing fees, which are included in “interest expense” in this table.

Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash provided by operating activities:

	Three Months Ended
	March 31, 2007	April 1, 2006
EBITDA	$14,823	$13,357
Interest expense, net	(5,450)	(5,375)
Provision for income taxes	(2,058)	(1,280)
Loss on disposal of fixed assets	78	—
Deferred income taxes	2,170	1,352
Deferred financing fees amortization and other	290	257
Equity compensation expense	174	16
Changes in operating assets and liabilities:
Inventories	(2,071)	(4,055)
Prepaid expenses and other current assets	78	(2,653)
Other non-current assets	28	49
Accounts payable	(47)	3,079
Accrued expenses and other current liabilities	(7,321)	(3,250)

Net cash provided by operating activities	$694	$1,497

The following table shows the growth in our network of stores during the three months ended March 31, 2007 and April 1, 2006:

	Three Months Ended
	March 31, 2007	April 1, 2006
Store Data:
Stores open at beginning of period	306	275
Stores opened	10	9
Stores closed	—	(1)

Stores open at end of period	316	283

Results of Operations

The information presented below is for the three months ended March 31, 2007 and April 1, 2006 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three months ended March 31, 2007 and April 1, 2006 as a percentage of net sales:

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	100.0%	100.0%
Cost of goods sold	65.8%	66.5%

Gross profit	34.2%	33.5%
Selling, general and administrative expenses	26.1%	26.3%
Related party expenses	0.2%	0.2%

Income from operations	7.9%	7.0%
Other	0.0%	(0.3%)
Interest income	(0.0%)	(0.1%)
Interest expense	4.0%	4.3%

Income before provision for income taxes	3.9%	3.1%
Provision for income taxes	1.5%	1.0%

Net income	2.4%	2.1%

Three Months Ended March 31, 2007 Compared To Three Months Ended April 1, 2006

Net Sales

Net sales increased $10.2 million, or 8.0%, to $137.5 million for the three months ended March 31, 2007 compared to $127.3 million for the three months ended April 1, 2006. The increase was the result of an increase in our comparable store sales, new sales from our non-comparable stores partially offset by a decrease in our direct sales.

Retail

Net sales from our retail stores increased $13.3 million, or 12.8%, to $117.3 million for the three months ended March 31, 2007 compared to $104.0 million for the three months ended April 1, 2006. We operated 316 stores as of March 31, 2007 compared to 283 stores as of April 1, 2006. Our overall store sales for the three months ended March 31, 2007 increased due to non-comparable store sales increases of $7.0 million and an increase in comparable store sales of $6.3 million, or 6.1%. Our overall sales increased primarily in the categories of supplements, which increased $1.9 million, or 6.8%; sports nutrition, which increased by $8.2 million, or 38.2%; herbs, which increased $1.8 million, or 8.7%; and Weight Management (which includes low carb products), which increased $0.7 million, or 10.5%. These increases were partially offset by a decrease in our other-books/accessories category, which decreased by $0.3 million.

The supplements category, although experiencing an increase in net sales at a proportionately lower rate than the overall increase in net sales, experienced a growth in sales of essential fatty acids, or EFAs, of over 18%. This was offset in part by a decrease in net sales of CoQ10 of 6.7%, and Glucosamine of 2.7%, both of which are included in our supplement category. The decreases in net sales of CoQ10 and Glucosamine was due mainly to the discounting of our VSB product as unit sales were not substantially different between quarters. Given the current trend in EFA consumption, and the growing number of publications and certain recommendations regarding the heart-health benefits of fish oils (such as by The American Heart Association and US National Institute for Health), we expect sales of EFAs to continue to be strong in this fiscal year. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales during the first quarter of Fiscal 2007, and has done so for the past four quarters. We believe this is due largely to the growth in the fitness-conscious market as well as the diversity of new product introductions and innovations in technology.

Direct

Net sales to our direct customers decreased $3.0 million, or 13.1%, to $20.3 million for the three months ended March 31, 2007 compared to $23.3 million for the three months ended April 1, 2006. This decrease was attributable to the overall decrease in our catalog sales as our internet sales remained relatively flat. This reduction in sales is largely due to the decrease in promotional activities in our Direct business in this quarter as compared to the quarter ending April 1, 2006. As we experienced a greater concentration of customers who were one time purchasers as a result of those promotions, we did not repeat this promotion in the first quarter of Fiscal 2007. In addition, as we continue to open more stores in more markets, and more customers have the ability to shop at our stores, some customers who would normally purchase our products by catalogue opted to purchase our products at the store as opposed to directly. However, this purchasing behavior was consistent with the same period last year relative to the increase in overall sales volume.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $6.0 million, or 7.0%, to $90.6 million for the three months ended March 31, 2007 compared to $84.6 million for the three months ended April 1, 2006. The components of cost of goods sold are explained below. Costs of goods sold as a percentage of net sales was 65.8% for the three months ended March 31, 2007 compared to 66.5% for the three months ended April 1, 2006.

Product costs increased $3.7 million, or 5.5%, to $71.2 million for the three months ended March 31, 2007, compared to $67.5 million for the three months ended April 1, 2006 as a result of greater sales this quarter as compared to the quarter ending April 1, 2006. Product costs as a percentage of net sales decreased to 51.8% for the three months ended March 31, 2007 compared to 53.0% for the three months ended April 1, 2006. The percentage decrease was largely a result of a 1.5% decrease in promotional activity as a percentage of sales, as we offered fewer price promotions for the three months ended March 31, 2007 versus the three months ended April 1, 2006. The 1.5% decrease in promotional activity as a percentage of sales was offset in part by a 0.4% increase in store markdowns for the three months ending March 31, 2007, as compared to the three months ending April 1, 2006.

Warehouse and distribution costs increased $0.8 million, or 19.2%, to $4.9 million for the three months ended March 31, 2007 compared to $4.1 million for the three months ended April 1, 2006. Warehouse and distribution costs as a percentage of net sales increased to 3.6% for the three months ended March 31, 2007 compared to 3.2% for the three months ended April 1, 2006. The increase of warehouse and distribution costs as a percentage of sales was primarily due to proportionately greater increases in shipping expenses which was attributable to the greater concentration of new stores operating in locations at greater distances, such as the Midwest and west coast, in this quarter as compared to the three months ended April 1, 2006.

Occupancy costs increased $1.5 million, or 11.4%, to $14.5 million for the three months ended March 31, 2007 compared to $13.0 million for the three months ended April 1, 2006. Occupancy costs as a percentage of net sales rose to 10.5% for the three months ended March 31, 2007 compared to 10.2% for the three months ended April 1, 2006. This increase as a percentage of sales is mainly attributable to leases related to our newer stores that have yet to fully mature.

Gross Profit

As a result of the foregoing, gross profit increased $4.3 million, or 10.0%, to $47.0 million for the three months ended March 31, 2007 compared to $42.7 million for the three months ended April 1, 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and other selling, general and administrative expenses, increased $2.5 million, or 7.4%, to $35.9 million for the three months ended March 31, 2007, compared to $33.4 million for the three months ended April 1, 2006. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the three months ended March 31, 2007 decreased to 26.1% compared to 26.3% for the three months ended April 1, 2006.

Operating payroll and related benefits increased $1.2 million, or 10.2%, to $13.0 million for the three months ended March 31, 2007 compared to $11.8 million for the three months ended April 1, 2006. Operating payroll and related benefits expenses as a percentage of net sales increased to 9.5% during the three months ended March 31, 2007 compared to 9.2% for the three months ended April 1, 2006. The increase as a percentage of sales was primarily due to the decrease in our Direct business sales relative to the staff, while the retail segment’s payroll remained relatively stable to retail net sales.

Advertising and promotion expenses decreased $0.6 million, or 11.3%, to $4.7 million for the three months ended March 31, 2007 compared to $5.3 million for the three months ended April 1, 2006. Advertising and promotion expenses as a percentage of net sales decreased to 3.4% for the three months ended March 31, 2007 compared to 4.2% for the three months ended April 1, 2006, as a result of the shift to web-based/direct advertising from print and television advertising which began in the second quarter of fiscal 2006.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $1.9 million, or 11.7%, to $18.2 million for the three months ended March 31, 2007 compared to $16.3 million for the three months ended April 1, 2006. The increase was due to increases in depreciation and amortization of approximately $0.3 million, increases in equity compensation expense of approximately $0.2 million, increases in professional fees of $0.5 million, which were largely comprised of accounting and legal fees, and an increase in corporate payroll expense of $0.5 million, which was due to the increase in corporate staff in this quarter as compared to the same quarter last year. In addition, there was an increase in credit card fees of approximately $0.2 million due to increased customer purchases this quarter, as compared to the same quarter last year. Other selling, general and administrative expenses as a percentage of net sales increased to 13.2% during the three months ended March 31, 2007 compared to 12.8% for the three months ended April 1, 2006 due primarily to the increased professional services and a growing corporate staff.

Related Party Expenses

Related party expenses decreased $27,000, or 8.0%, to $313,000 for the quarter ended March 31, 2007, compared to $340,000 for the quarter ended April 1, 2006. The decrease is due to Renaissance Brands consulting fees incurred in 2006, which did not occur in the three months ended March 31, 2007 (see Note 10 to our condensed consolidated financial statements).

Income from Operations

As a result of the foregoing, income from operations increased $1.8 million, or 20.8%, to $10.8 million for the three months ended March 31, 2007 compared to $8.9 million for the three months ended April 1, 2006. Income from operations as a percentage of net sales increased to 7.8% for the three months ended March 31, 2007 compared to 7.0% for the three months ended April 1, 2006.

Retail

Income from operations for the retail segment increased $2.8 million, or 16.9%, to $19.3 million for the three months ended March 31, 2007 compared to $16.5 million for the three months ended April 1, 2006. Income from operations as a percentage of net sales for the retail segment increased to 16.5% for the three months ended March 31, 2007 compared to 15.9% for the three months ended April 1, 2006. The increase as a percentage of net sales was primarily due to a decrease in product costs of 0.7% as a percentage of sales as a result of a decrease in promotional activity in this quarter as compared to the same quarter last year, as well as a decrease in advertising expenses of approximately 0.2% as a percent of sales due to the shift in our advertising focus from print to web-based advertising which began in the second quarter of fiscal 2006.

Direct

Income from operations for the direct segment increased 27.0%, to $3.8 million for the three months ended March 31, 2007 compared to $3.0 million for the three months ended April 1, 2006. Income from operations as a percentage of net sales for the direct segment increased to 18.7% for the three months ended March 31, 2007 compared to 12.8% for the three months ended April 1, 2006. This increase in income from operations was due mainly to a 16.5% decrease in product costs this quarter as compared to the same quarter last year, primarily as a result of a decrease in promotional activity, and a decrease in advertising expenses of approximately $0.8 million, due to a promotional program implemented in the first quarter of Fiscal 2006 which we did not repeat in the quarter ended March 31, 2007. Though net sales were $3.0 million lower in the quarter ended March 31, 2007, as compared to the quarter ended April 1, 2006, substantial cost savings due to the decreases in product costs and advertising expenses led to increased profitability for the Direct segment.

Corporate Costs

Corporate costs increased by $1.8 million, or 16.6%, to $12.3 million for the three months ended March 31, 2007 compared to $10.6 million for the three months ended April 1, 2006. Corporate costs as a percentage of net sales increased to 9.0% for the three months ended March 31, 2007 compared to 8.3% for the three months ended April 1, 2006. The dollar increase was due to increases in depreciation and amortization of approximately $0.3 million, increases in equity compensation expense of approximately $0.2 million, increases in professional fees of $0.5 million, which were largely comprised of accounting and legal fees, and an increase in corporate payroll expense of $0.5 million, which was due to the increase in corporate staff in this quarter as compared to the same quarter last year. The 0.7 % increase as a percentage of net sales for the quarter ended March 31, 2007, as compared to the quarter ended April 1, 2006, was primarily due to increased professional services and corporate staff.

Other

There were no amounts recorded in Other for the three months ended March 31, 2007. The amounts recorded in Other for the period ended April 1, 2006, represent income related to our interest rate swap which did not qualify for hedge accounting during that period.

Interest Income

Interest income decreased $82,000, or 59.9%, to $55,000 for the three months ended March 31, 2007 compared to $137,000 for the three months ended April 1, 2006. The decrease was due to having a lower balance in our interest bearing investment account during the three months ended March 31, 2007, as compared to the three months ended April 1, 2006.

Interest Expense

Interest expense remained level at $5.5 million for the three months ended March 31, 2007 compared to the three months ended April 1, 2006.

Provision for Income Taxes

We recognized $2.1 million of income tax expense during the three months ended March 31, 2007 compared with $1.3 million for the three months ended April 1, 2006. The effective tax rate for the three months ended March 31, 2007 was 38.8% compared to 32.9% for the three months ended April 1, 2006. The effective rate for the current quarter, as compared to the same quarter last year, was greater primarily due to changes to our blended state tax rates for the three months ended March 31, 2007, as well as an increase in estimated pre-tax income for the remainder of Fiscal 2007 compared to our estimate at April 1, 2006.

Net Income

As a result of the foregoing, we generated net income of $3.2 million for the three months ended March 31, 2007 compared to $2.6 million for the three months ended April 1, 2006.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources:

	March 31, 2007	December 30, 2006
Balance Sheet Data:
Cash and cash equivalents	$1,567	$1,472
Working capital	45,576	38,286
Total assets	413,384	411,620
Total debt	173,500	171,500
Stockholders’ equity	156,370	153,506

	Three Months Ended
	March 31, 2007	April 1, 2006
Other Information:
Depreciation and amortization, including deferred rent (1)	$4,360	$4,343
Cash Flows Provided By (Used In):
Operating activities	$694	$1,497
Investing activities	(2,599)	(3,033)
Financing activities	2,000	(665)

Total cash received (used) by the Company	$95	$(2,201)

(1)	Also includes amortization of deferred financing fees.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores. Historically, we have financed these requirements from internally generated cash flow. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under the Revolving Credit Facility, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with our store growth plans, systems development and store improvements.

We plan to spend between $10 million and $14 million in capital expenditures during Fiscal 2007, of which $9 million to $11 million will be in connection with our store growth and improvement plans with the remainder of $1 million to $3 million being used for all other expenditures. Of the total capital expenditures projected for Fiscal 2007 we have already invested $2.6 million during the three months ended March 31, 2007. We plan on opening approximately 35 stores during Fiscal 2007, of which we have already opened 10 stores as of March 31, 2007. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $165,000 in cost for each of our stores. Additionally, 60 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

We were in compliance with all debt covenants as of March 31, 2007. At March 31, 2007, we had $1.6 million in cash and cash equivalents and $45.6 million in working capital. The $7.3 million increase in working capital compared to the year ended December 30, 2006, was primarily driven by growth in inventories of $2.1 million, a $7.7 million decrease in deferred sales and a $1.6 million decrease in accrued salaries and related expenses, offset in part by a $2.0 million increase in borrowings on our Revolving Credit Facility and a $2.2 million increase in other accrued expenses. At December 30, 2006, we had $1.5 million in cash and cash equivalents and $38.3 million in working capital.

Cash Provided by Operating Activities

Cash provided by operating activities was $0.7 million and $1.5 million for the three months ended March 31, 2007 and April 1, 2006, respectively. The $0.8 million decrease was primarily due to a $3.1 million decrease in accounts payable, due to quicker remittances to our vendors to take advantage of favorable payment terms, offset in part by a $2.0 decrease in inventory purchases due to better management of our inventory.

Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2007 and April 1, 2006 was $2.6 million and $3.0 million, respectively. Capital expenditures were used for the construction of 10 new stores during the three months ended March 31, 2007 and for improvements of existing stores, as well as continuous improvements to our information systems technologies. Capital expenditures were used for the construction of nine new stores during the three months ended April 1, 2006 and improvements of existing stores, as well as the launch of our new POS system for our stores.

Cash Provided (Used in) by Financing Activities

Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2007, as compared with net cash used in financing activities of $0.7 million for the three months ended April 1, 2006. The increase for the three months ended March 31, 2007 is due mainly to the borrowing of $2.0 million from our revolving credit facility.

2005 Second Priority Senior Secured Floating Rate Notes

On November 7, 2005, we completed our Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”) offering for $165 million. The initial purchasers received delivery of the Notes on November 15, 2005. Interest on the Notes will be set at a per annum rate equal to LIBOR plus 7.5%, which will be reset quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2006. The combined weighted average interest rate from December 31, 2006 through March 31, 2007 was 12.87%. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the then applicable interest rate on the Notes. The indenture governing the Notes restricts the ability of Vitamin Shoppe Industries, Inc. (“VSI”) and VS Direct, Inc. (“Direct”) to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets. See “Description of Exchange Notes” in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 13, 2006, as amended.

Revolving Credit Facility

On November 15, 2005 VSI entered into a Revolving Credit Facility for $50.0 million, and has the option to increase or decrease the facility size by $25.0 million, subject to certain conditions. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and inventory of VSI and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The Revolving Credit Facility provides for affirmative and negative covenants affecting VSI, Holdings and Direct. The Revolving Credit

Facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. The Revolving Credit Facility has a maturity date of November 15, 2010.

The borrowings under the revolving credit facility accrue interest, at our option at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from December 31, 2006 through March 31, 2007 was 6.62%.

Direct and Holdings provided guarantees in respect of VSI’s obligations in respect of the Credit Facility, and VSI and Holdings have provided guarantees in respect of Direct’s obligations in respect of the Credit Facility.

We entered into an interest rate swap during December 2005 on a portion of our Notes, which did not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133. As a result, the fair market value of the interest rate swap was marked to market during the first quarter of Fiscal 2006 with a corresponding adjustment to other expense. As of March 31, 2007, the interest rate swap qualified for hedge accounting. The fair market value of $0.1 million is recorded in other assets on the condensed consolidated balance sheet at March 31, 2007. Of the decrease in market value of $0.5 million in Fiscal 2007, $0.3 million is recorded in other comprehensive income, and $0.2 million is recorded in deferred tax liability.

Contractual Obligations and Commercial Commitments

As of March 31, 2007, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Long-Term Debt	Interest Payments	Credit Facility	Severance	Auto Leases
Remainder of Fiscal 2007	$49,779	$34,566	$—	$15,108	$—	$76	$29
2008	64,777	44,377	—	20,361	—	—	39
2009	62,700	42,353	—	20,311	—	—	36
2010	70,355	41,584	—	20,271	8,500	—	—
2011	58,449	38,239	—	20,210	—	—	—
Thereafter	301,155	115,944	165,000	20,211	—	—	—

	$607,215	$317,063	$165,000	$116,472	$8,500	$76	$104

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during Fiscal 2006. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 9.4% of our minimum lease obligations for the three months ending March 31, 2007. Offsetting these operating lease commitments is sub-lease income of approximately $0.1 million per year, which we receive for one of our store locations, that will aggregate $0.4 million by the end of 2010.

Severance. As of March 31, 2007 we had a liability of $76,000 primarily related to severance payments for one executive terminated in the first quarter of Fiscal 2007. We have an aggregate contingent liability of up to $1.5 million related to potential severance payments for four executives as of March 31, 2007 pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above. We have an aggregate contingent liability of up to $1.9 million related to potential severance payments for eight employees as of March 31, 2007 following a change in control pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.

Auto Leases. At March 31, 2007, we operated three delivery vans from our distribution center that make daily deliveries to stores in New York, New Jersey and Connecticut. The terms of these leases generally run for 48 months and expire at various times through November 2009.

Excluded in the above commitments is $3.1 million of long-term liabilities related to uncertain tax positions pursuant to FIN 48.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation clarifies the evaluation methods and accounting treatment for tax positions to be taken or expected to be taken in the future. It will require that the Company determine certain tax positions to be sustainable under an examination, and the measurement of the impact for positions deemed to be non-sustainable. We have adopted FIN 48 in the first quarter of Fiscal 2007. Please refer to “Critical Accounting Policies” section for a detailed discussion on the impact of the adoption.

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

Our market risks relate primarily to changes in interest rates. Our revolving credit facility and Notes carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statement of operations and our cash flows will be exposed to changes in interest rates. A one percentage point change in LIBOR would cause an increase to interest expense of approximately $0.2 million as the total potential increase of $1.7 million would be offset by our hedging activities described below. We historically have engaged in interest rate hedging activities related to our floating rate debt. We entered into an interest rate swap during December 2005 on a portion of our Notes, which did not originally qualify for hedge accounting under SFAS No. 133. As a result, the fair market value of the interest rate swap was marked to market during the quarter ended April 1, 2006, with a corresponding adjustment to other expense. As of March 31, 2007, the interest rate swap qualified for hedge accounting. The fair market value of $0.1 million is recorded in other assets on the condensed consolidated balance sheet. Of the decrease in market value of $0.5 million for the quarter ending March 31, 2007, $0.3 million is recorded in other comprehensive income, and $0.2 million is recorded as a deferred tax liability.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d - 15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of March 31, 2007, pursuant to Exchange Act Rule 13a-l5. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2007 are effective for (1) gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control structure, policies and procedures for the three months ended March 31, 2007 that could significantly affect our internal control over financial reporting, or be reasonably likely to materially affect our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 8 in the Notes to Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2007. There have been no material changes from risk factors previously disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Thomas A. Tolworthy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Archbold pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2007.

VS HOLDINGS, INC.

By:	/s/ Thomas A. Tolworthy
Thomas A. Tolworthy
Chief Executive Officer

By	/s/ Michael Archbold
Michael Archbold
Chief Financial Officer

CERTIFICATIONS

Exhibit No.	Description
31.1	Certification of Thomas A. Tolworthy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Archbold pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.