Form 10-Q
period 2007-09-29
VS HOLDINGS, INC.
filed 2007-11-13
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of November 13, 2007, VS Holdings, Inc. had no shares of preferred stock Series A shares outstanding and 100 shares of common stock outstanding.

VS Parent, Inc. owns 100% of the registrant’s equity.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). VS Holdings, Inc. (“Holdings”), Vitamin Shoppe Industries Inc. (“VSI”) and VS Direct Inc. (“Direct,” and, together with Holdings and VSI, the “Company,” “we,” “us” or “our”) caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, results from acquisitions, revenue, working capital, liquidity, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements.” You can identify these statements by forward-looking words such as “expect,” “intend,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 29, 2007	December 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$2,115	$1,472
Inventories	92,858	82,175
Prepaid expenses and other current assets	10,984	11,061
Deferred income taxes	1,772	2,001

Total current assets	107,729	96,709
Property and equipment, net	61,095	61,931
Goodwill	177,248	175,896
Other intangibles, net	68,219	68,205
Other assets:
Deferred financing fees, net of accumulated amortization of $2,076 and $1,206 in 2007 and 2006, respectively	5,532	6,382
Other	1,545	895
Security deposits	321	1,602

Total other assets	7,398	8,879

Total assets	$421,689	$411,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving credit facility	$6,500	$6,500
Accounts payable	24,855	26,672
Deferred sales	9,355	11,475
Accrued salaries and related expenses	3,942	4,330
Accrued interest	2,570	2,624
Other accrued expenses	9,585	6,822

Total current liabilities	56,807	58,423
Long-term debt	165,000	165,000
Deferred income taxes	21,806	20,244
Other long-term liabilities (see Note 12)	2,825	—
Deferred rent	16,180	14,447

Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 29, 2007 and December 30, 2006	—	—
Additional paid-in capital	156,700	155,642
Accumulated other comprehensive (loss) income	(216)	478
Retained earnings (accumulated deficit)	2,587	(2,614)

Total stockholders’ equity	159,071	153,506

Total liabilities and stockholders’ equity	$421,689	$411,620

See accompanying notes to condensed consolidated financial statements (unaudited).

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$135,126	$119,684	$406,092	$365,398
Cost of goods sold	90,853	81,934	271,589	245,493

Gross profit	44,273	37,750	134,503	119,905
Selling, general and administrative expenses	36,367	31,430	108,390	97,537
Related party expenses (see Note 10)	346	329	1,015	1,022

Income from operations	7,560	5,991	25,098	21,346
Other	—	—	—	(366)
Interest income	(59)	(46)	(162)	(267)
Interest expense	5,605	5,579	16,752	16,669

Income before provision for income taxes	2,014	458	8,508	5,310
Provision for income taxes	733	216	3,066	1,835

Net income	$1,281	$242	$5,442	$3,475

See accompanying notes to condensed consolidated financial statements (unaudited).

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$5,442	$3,475
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	71	—
Depreciation and amortization	11,835	10,949
Deferred income taxes	2,678	1,466
Deferred rent	1,416	1,445
Equity compensation expense	1,058	335
Changes in operating assets and liabilities:
Inventories	(10,683)	(8,324)
Prepaid expenses and other current assets	394	2,471
Other non-current assets	14	(206)
Accounts payable	(1,817)	(241)
Accrued expenses and other current liabilities	318	(1,113)
Other long-term liabilities	27	—

Net cash provided by operating activities	10,753	10,257

Cash flows from investing activities:
Capital expenditures	(10,090)	(6,254)

Net cash used in investing activities	(10,090)	(6,254)

Cash flows from financing activities:
Borrowings under revolving credit agreement	4,000	—
Repayments of borrowing under revolving credit agreement	(4,000)	(4,127)
Deferred financing fees	(20)	(711)

Net cash used in financing activities	(20)	(4,838)

Net increase (decrease) in cash and cash equivalents	643	(835)
Cash and cash equivalents beginning of period	1,472	4,784

Cash and cash equivalents end of period	$2,115	$3,949

Supplemental disclosures of cash flow information:
Interest paid	$16,353	$15,679
Income taxes paid	$244	$388

Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$124	$323

Supplemental disclosures of non-cash financing activities:
Dividend to VS Parent, Inc. (See note 2)	$—	$1,664

See accompanying notes to condensed consolidated financial statements (unaudited).

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock
	Shares	Amounts	Additional Paid-In- Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 30, 2006	100	$—	$155,642	$(2,614)	$478	$153,506

Net income	—	—	—	5,442	—	5,442
Interest Rate Swap, net of taxes of $(412)	—	—	—	—	(694)	(694)

Total Comprehensive Income						4,748
Adoption of FIN 48 (see Note 12)	—	—	—	(241)	—	(241)
Equity Compensation Expense	—	—	1,058	—	—	1,058

Balance at September 29, 2007	100	$—	$156,700	$2,587	$(216)	$159,071

See accompanying notes to condensed consolidated financial statements (unaudited).

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The condensed consolidated financial statements as of September 29, 2007 and for the three and nine months ended September 29, 2007 and September 30, 2006 include the accounts of Holdings, VSI and VSI’s wholly owned subsidiary Direct. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of September 29, 2007 and for the three and nine months ended September 29, 2007 and September 30, 2006 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-week period, ending the last Saturday in December. Fiscal 2007 is a 52-week period ending December 29, 2007 and Fiscal 2006 was a 52-week period ended December 30, 2006. The results for the three and nine months ended September 29, 2007 and September 30, 2006, are each based on a 13-week and 39-week period, respectively.

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

Financial Instruments Policy—The Company entered into an interest rate swap during December 2005 on a portion of its $165 million Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”) offering for $165 million, which originally did not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133. As a result, the fair market value of the interest rate swap was marked to market during the first quarter of Fiscal 2006 with a corresponding adjustment to other expense. The interest rate swap subsequently qualified for hedge accounting at the end of the first quarter of Fiscal 2006. The interest rate swap has a maturity date of November 2010. The fair market value of $(0.5) million as of September 29, 2007, is recorded in other long-term liabilities on the condensed consolidated balance sheet. Of the decrease in market value of $1.1 million during Fiscal 2007, $0.7 million was charged to accumulated other comprehensive (loss) income, and $0.4 million to the deferred income tax asset.

Advertising Costs—Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time advertising takes place. Advertising expense was $3.0 million and $11.2 million for the three and nine months ended September 29, 2007, respectively, and $2.6 million and $10.8 million for the three and nine months ended September 30, 2006, respectively.

Recent Accounting Pronouncements—

In February 2007, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure and report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, the adoption will have on its financial condition, results of operations or cash flows.

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

The following table discloses the carrying value of all intangible assets (in thousands):

	September 29, 2007			December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Customer list	$19,900	$19,900	$—	$19,900	$19,900	$—
Tradenames	68,219	—	68,219	68,205	—	68,205
Goodwill	177,248	—	177,248	175,896	—	175,896

	$265,367	$19,900	$245,467	$264,001	$19,900	$244,101

There was no intangible amortization expense for the three and nine months ended September 29, 2007 and September 30, 2006, respectively. The amortization period for the customer list was three years, and was fully amortized at December 31, 2005. Tradenames are not amortized, as they were determined to be intangible assets with indefinite lives, but will be tested for impairment in the last quarter of 2007 or whenever impairment indicators exist, along with the Company’s goodwill. For an explanation of the change in goodwill during the nine months ended September 29, 2007, please see Note 12 to the condensed consolidated financial statements.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Furniture, fixtures and equipment	$66,841	$61,869
Leasehold improvements	65,956	61,644
Website development costs	10,841	9,618
Transportation equipment	21	21
Construction in progress	1,927	2,569

	145,586	135,721
Less: accumulated depreciation and amortization	(84,491)	(73,790)

	$61,095	$61,931

Depreciation and amortization expense on property and equipment for the three and nine months ended September 29, 2007 was $3.7 million and $11.0 million, respectively, and for the three and nine months ended September 30, 2006 was $3.5 million and $10.2 million, respectively.

6.	Credit Arrangements

Debt consists of the following (in thousands):

	September 29, 2007	December 30, 2006
Revolving Credit Facility	$6,500	$6,500

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$165,000	$165,000

2005 Second Priority Senior Secured Floating Rate Notes

On November 7, 2005, VSI completed its Notes offering for $165 million. The initial purchasers received delivery of the Notes on November 15, 2005.

Interest on the Notes is set at a per annum rate equal to a three month LIBOR plus 7.5%, which is reset quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2006. The combined weighted average interest rate before the impact of our hedging activities from December 31, 2006 through September 29, 2007 was 12.90%. The Notes will mature on November 15, 2012. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the applicable interest rate on the Notes. If VSI cannot make payments on the Notes when they are due, Holdings and VSI’s only subsidiary, Direct (collectively, the “Guarantors”), have guaranteed the Notes and must make payments instead. The Notes and the guarantees are secured by a second priority security interest in substantially all of VSI’s and the Guarantors’ assets that secure VSI’s new first priority senior secured credit facility. The Notes and the guarantees are VSI’s, and the Guarantors’, second priority senior secured obligations, and rank equally in right of payment with all of VSI’s and the Guarantors’ existing and future senior indebtedness and senior to all of VSI’s and the Guarantors’ existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of VSI’s and the Guarantors’ first priority senior secured indebtedness, including VSI’s new first priority senior secured credit facility, to the extent of the collateral securing such indebtedness. If VSI sells certain assets, issues equity or experiences specific kinds of changes in control, VSI must offer to repurchase the Notes. VSI may, at its option, redeem some or all of the Notes at any time on or after November 15, 2007. Prior to November 15, 2007, VSI may, at its option, redeem up to 35% of the Notes with the proceeds of certain sales of its equity or of Holdings. VSI used the proceeds from the sale of the Notes to repay all of its and Holdings’ existing indebtedness and to pay related fees and expenses.

Revolving Credit Facility

On November 15, 2005, VSI entered into a new $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), and VSI has the option to increase or decrease the Revolving Credit Facility size by $25.0 million, subject to certain conditions. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and the inventory of VSI and its only subsidiary, Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The Revolving Credit Facility provides for affirmative and negative covenants affecting Holdings, VSI and Direct. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay cash dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change its line of business, and restricts the types of hedging activities the Company can enter into. The Revolving Credit Facility has a maturity date of November 15, 2010. The unused available line of credit at September 29, 2007 was $41.8 million and the amount of borrowings outstanding at September 29, 2007 was $6.5 million. The largest amount borrowed at any given point during 2007 was $8.5 million. The Revolving Credit Facility includes a $10 million sub-facility for the issuance of letters of credit, of which there were $0.3 million issued and outstanding as of September 29, 2007.

The borrowings under the Revolving Credit Facility accrue interest, at the Company’s option at the rate per annum announced from time to time by the agent as its “prime rate”, or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from December 31, 2006 through September 29, 2007 was 6.62%.

Interest expense for the three and nine months ended September 29, 2007 and September 30, 2006 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Interest on the Notes	$5,080	$5,103	$15,346	$15,269
Amortization of deferred financing fees	290	278	870	795
Interest on the revolving credit facility and other	235	198	536	605

	$5,605	$5,579	$16,752	$16,669

7.	Stock-Based Compensation

Stock Option Plan—In connection with the Acquisition, the Company adopted the VS Holdings, Inc. 2002 Stock Option Plan (the “2002 Plan”) for certain directors, officers, consultants and employees of the Company. The Company authorized the issuance of up to 2,046,041 shares of common stock. As of June 2006, the 2002 Plan was amended and assigned to VS Parent where it was adopted as the VS Parent, Inc. 2006 Stock Option Plan (the “2006 Plan”), converting all grants on a one-to-one basis for the right to receive a common share of VS Parent upon exercise. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant. Generally, options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The stock options have a maximum term of 10 years. The following table summarizes the Company’s stock option program as of September 29, 2007 and changes during the nine month period then ended:

	Total Outstanding
	Number of Options	Weighted Average Exercise Price
December 30, 2006	1,604,931	$17.96
Granted	365,429	$25.13
Forfeited	(123,658)	$18.31

September 29, 2007	1,846,702	$19.36

Vested or expected to vest at September 29, 2007	1,819,001	$19.36
Vested and Exercisable at September 29, 2007	959,329	$17.65

The following table summarizes information about options outstanding at September 29, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 29, 2007	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at September 29, 2007	Weighted Average Exercise Price
$10.00 to $ 20.00	990,817	6.86	$13.17	639,571	$12.73
$20.01 to $ 30.00	855,885	8.01	$26.52	319,758	$27.50

	1,846,702	7.39	$19.36	959,329	$17.65

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R) (“SFAS 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The Company adopted the prospective method of applying SFAS 123(R). Under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro-forma disclosure purposes will apply SFAS 123(R) prospectively to new awards and awards modified, repurchased or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards which were the provisions of APB No. 25 and its related interpretive guidance. For those grants valued under SFAS 123(R), compensation expense attributable to stock-based compensation for the three and nine months ended September 29, 2007, was approximately $0.5 million and $1.1 million, respectively, and for the three and nine months ended September 30, 2006, was approximately $0.2 million and $0.3 million, respectively. As of September 29, 2007, the remaining unrecognized stock-based compensation expense for non-vested stock options issued after the effective date of

SFAS 123(R) to be expensed in future periods is $6.3 million, and the related weighted-average period over which it is expected to be recognized is 3.5 years. There were 959,329 and 887,373 vested and non-vested options, respectively, at September 29, 2007. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in the subsequent period if actual forfeitures differ from those estimates. For periods prior to January 1, 2006, we accounted for forfeitures as they occurred in the Company’s pro forma information required by SFAS 123. Currently, the Company estimates forfeitures based on its historical forfeiture rate since the plan inception in Fiscal 2002. The estimated future forfeitures as of September 29, 2007 are approximately $0.1 million.

The weighted-average grant date fair value of stock options granted during the three and nine months ended September 29, 2007, were $13.32 and $13.03, respectively, and for the three and nine months ended September 30, 2006, were $6.17 and $5.82, respectively. There were no stock options exercised during the first nine months of Fiscal 2007 or 2006. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	49.2%	56.1%	52.3%	60.8%
Risk-free interest rate	4.26%	4.87%	4.62%	5.09%
Expected holding period	6.25 years	6.25 years	6.25 years	6.25 years

The expected volatility applicable to the three and nine months ended September 29, 2007 is based on the volatility levels over the past 6.25 years from the average volatility of similar actively traded companies. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips. The expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years.

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

David Beauford, Jonathan Opris and Leonard Tyler, Jr. v. Vitamin Shoppe Industries Inc. On July 13, 2005 plaintiff Beauford, a former store manager, and plaintiff Opris, a former assistant store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations, and violations with respect to meal and rest periods under California law on behalf of store managers and assistant store managers. Many of plaintiffs’ allegations are similar to the violations alleged in the Thompson and Perry matter described herein, and plaintiffs seek to bring this action on behalf of themselves and others who are “similarly situated.” Discovery in this case is currently stayed pending court approval of the settlement in the Perry case described below. When the stay is lifted, the Company intends to defend these individual claims vigorously.

Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. On August 17, 2005, plaintiff Perry, a former assistant store manager, later joined by plaintiff Vitrano, a current store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations under California law, including, but not limited to, violations related to misclassification of store managers and violations with respect to providing meal and rest periods for store managers and assistant store managers. Plaintiffs’ allegations are similar to the violations alleged in the Thompson and Beauford matters described above, and plaintiffs seek to bring this action on behalf of themselves and others who are “similarly situated.” On December 20, 2005, the parties engaged in mediation and the parties entered into a Memorandum of Understanding, which was followed by execution of a formal Settlement Agreement. The Company accrued $0.4 million for the proposed settlement in the last quarter of Fiscal 2005 and has deposited the same in escrow. The settlement has received preliminary approval of the Marin County Superior Court and notice has been sent to the class members. The settlement is subject to Final Approval by the Superior Court. The Company anticipates that Final Approval of the settlement will be opposed by the plaintiffs’ counsel in the Thompson action and the action filed on behalf of the nine individuals described in the next paragraph.

The three matters summarized above, though separately filed, seek in primary part the same relief on behalf of the same class of employees. If the settlement in the Perry matter is granted final approval by the Court, such settlement should for the most part eliminate the claims in the other two cases, subject to the rights of individual claimants to elect to not become participants in the class settlement and pursue separate individual claims. Plaintiff’s counsel in the Thompson case has been aggressive in opposing the Perry settlement. On July 7, 2006, such plaintiffs’ counsel filed a new lawsuit against the Company in Orange County, California on behalf of the same plaintiff whom they represent in the Perry case, as well as eight other individuals. The complaint seeks the same relief as is sought in Perry and the other two cases, but does so on behalf of only those nine plaintiffs, as opposed to the larger class. The court has stayed this action in deference to the Perry settlement. When the stay is lifted, the Company intends to defend these individual claims vigorously. The $0.4 million that was accrued and deposited in escrow is the Company’s best estimate based on the information available at the time of this filing. However, circumstances in the future may alter the outcome of the proposed settlement.

Red Yeast Rice Litigation. By letter dated November 28, 2005, an individual named Lawrence Switzer alleged that certain products sold by our Company containing an ingredient known as red yeast rice violate the California Consumers Legal Remedies Act (“CLRA”) and other California consumer protection laws. Mr. Switzer filed suit in Los Angeles Superior Court on May 19, 2006 against our Company and 15 other manufacturers or retailers of similar products. The principal basis of the suit is that the products contain the chemical lovastatin, which is also the active ingredient in pharmaceutical products, the presence of which Mr. Switzer alleges causes the products to be drugs as opposed to dietary supplements under federal and, derivatively, California law. While the case is not brought as a class action, Mr. Switzer claims to be a representative of the public suing for injunctive relief that will benefit the public. He seeks restitution on behalf of all purchasers of the products as well as compensatory damages, punitive damages, and attorneys fees and costs of litigation. There is no claim of personal injury. The Company and other defendants demurred to both the original complaint and an amended complaint on grounds of standing and preemption and the Court granted the demurrer on grounds of standing and entered judgment in favor of the Company and the other defendants. Should Mr. Switzer appeal this ruling, the Company will continue to defend this lawsuit vigorously. In 2006, the Company reformulated and reintroduced private label products containing red yeast rice. Additionally, on March 29, 2007, Mr. Switzer sent the Company and several other defendants a Notice of Violation asserting that red yeast rice products sold by the Company violate California’s Proposition 65. Before Mr. Switzer was authorized to file suit on this claim, the California Attorney General filed suit against the named companies seeking revisions to the warnings on their labels. The suit does not challenge the Company’s private label products containing red yeast rice but does challenge third-party products containing red yeast rice that are sold by the Company. In response to such action, the Company stopped selling third party products containing red yeast rice in California. The Company is negotiating a settlement with the California Attorney General. At this time it is premature to address any potential loss as a result of these cases, or the amount or range of potential loss. As of September 29, 2007, the Company has not accrued any liabilities related to this litigation.

Multivitamins Especially for Women Litigation. On January 19, 2007, media reports noted that an organization called Consumerlab.com had tested various nutritional supplements and found that the Company’s private label brand of Multivitamins Especially for Women (the “Product”) contain less calcium than specified on the product label and contain levels of lead that are above what it believes are acceptable parameters. As a precaution, the Company voluntarily ceased selling the Product pending an internal investigation and offered a full refund to those who had purchased the Product. Based upon the allegations in Consumerlab.com’s report, five purported class actions were filed against the company, four in Federal Court in California and one in State Court in New Jersey, from January through March 2007. The suits allege, in various combinations, violations of the California Consumers Legal Remedies Act (“CLRA”), the California’s Unfair Competition and False Advertising Laws, the New Jersey Consumer Fraud Act, the Uniform Commercial Code and the Federal Magnusson Moss Act, common law, statutory and common law warranties, and various common law torts, on behalf of both state and national classes. The various actions seek some combination of restitution on behalf of purchasers of the Products, an injunction and attorneys fees’ and costs of litigation, and actual, treble, and punitive damages. There is no claim of personal injury in any of the actions.

The Company was served with the complaints in these cases but has not yet filed a substantive response. Following mediation on June 11, 2007, all claims were settled in principle among counsel. The settlement is pending documentation, preliminary court approval, class notice, and final court approval. The Company has signed an agreement with the contract manufacturer of the product to fund all of the costs of the settlement up to a negotiated limit, which the Company does not believe will be exceeded. Accordingly, as of September 29, 2007, the Company has not accrued any liabilities related to this litigation.

Serge Torossian v. Vitamin Shoppe Industries Inc., and Erik J. Khorovsky v. The Vitamin Shoppe, and Vitamin Shoppe Industries, Inc. Plaintiffs Torossian and Khorovsky each filed a class action suit in the U.S. District Court for the Central District of California on January 22, 2007 and February 12, 2007, respectively. The suits allege that the defendants violated a requirement in the Federal Fair Credit Reporting Act that prohibits merchants from providing consumers with a credit card receipt on which more than the last five digits of the card account number or the expiration date of the credit card are printed. Both complaints seek monetary damages and attorney’s fees. On July 23, 2007, the Court denied plaintiff’s motion for class certification in the Torossian case. Plaintiff has sought permission to appeal this ruling. No significant activity has occurred in the Khorovsky case other than the defendants’ filing of an answer denying liability. The Torossian and Khorovsky cases have been consolidated, pursuant to a stipulation by which the Khorovsky plaintiff agreed to be bound by the outcome of the Torossian class certification ruling (and any appeal thereof). The Company intends to defend the lawsuits vigorously. At this time it is premature to address any potential loss as a result of these cases, or the amount or range of potential loss. As of September 29, 2007, the Company has not accrued any liabilities related to this litigation.

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. One of the named products, Multivitamin Especially for Women, has not been sold by the Company since late January 2007. The Company has withdrawn certain of the other named products from the California market and has begun providing warnings with respect to the others pending discussions with the public prosecutors. At this time it is premature to address any potential loss as a result of these claims, or the amount or range of potential loss. As of September 29, 2007, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of the end of nine months ended September 29, 2007, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition or results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition or liquidity of the Company.

9.	Costs Associated with Severance

In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company has recorded costs related to termination benefits for certain employees during Fiscal 2006. During Fiscal 2006 eight corporate employee positions were eliminated throughout the Company due to a staff restructuring. Based on these and prior year eliminations, the Company incurred severance obligations which were partially payable in Fiscal 2006 and Fiscal 2007. The total amount recorded to selling, general and administrative expense was approximately $0.4 million and $0.8 million during the three and nine months ended September 30, 2006, respectively. No amounts were accrued during Fiscal 2007. Below is a reconciliation of the activity for the nine months ended September 29, 2007 (in thousands):

Balance at December 30, 2006	$152
Accrual made during nine months ended September 29, 2007	—
Payments made during nine months ended September 29, 2007	(152)

Balance at September 29, 2007	$—

10.	Related Party Transactions

In connection with the Acquisition, the Company entered into a management agreement with Bear Stearns Merchant Manager II, LLC. This agreement provides for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. Amounts paid during the three and nine months ended September 29, 2007, were $0.3 million and $1.0 million, respectively, and for the three and nine months ended September 30, 2006 were approximately $0.3 million and $1.0 million, respectively.

In November 2005, the Company entered into a consulting agreement with Renaissance Brands LTD. (“Renaissance”), an advisory and consulting company serving a number of private equity and venture capital firms. Douglas B. Fox, a member of the Company’s board of directors, is the Chief Executive Officer and sole shareholder of Renaissance. Renaissance provided marketing, advertising and messaging advice to the Company and was paid $2,500 per day, for not more than three days per month, for such services. This arrangement was terminated in September 2006, and Renaissance Brands no longer performs any services for the Company. Amounts paid during the three and nine months ended September 30, 2006 were approximately $23,000 and $84,000, respectively, for fees and expenses.

11.	Segment Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The below table represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through retail stores throughout the United States. The direct segment generates revenue through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through the Company’s catalog and its Web site. A catalog is mailed periodically to customers in the Company’s Frequent Buyer Program database offering approximately 12,000 to 14,000 SKUs, and the Company’s website at www.vitaminshoppe.com offers its customers online access to a full assortment of approximately 20,000 SKUs. Corporate costs represent the Company’s administrative expenses which include, but are not limited to: human resources, legal, finance, IT, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

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

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Sales:
Retail	$116,489	$101,415	$348,903	$305,410
Direct	18,637	18,269	57,189	59,988

Net sales	135,126	119,684	406,092	365,398

Income from operations:
Retail	18,162	13,295	54,186	44,727
Direct	3,304	3,159	10,516	10,419
Corporate costs	(13,906)	(10,463)	(39,604)	(33,800)

Income from operations	7,560	5,991	25,098	21,346

Other	—	—	—	(366)
Interest income	(59)	(46)	(162)	(267)
Interest expense	5,605	5,579	16,752	16,669

Income before provision for income taxes	2,014	458	8,508	5,310
Provision for income taxes	733	216	3,066	1,835

Net income	$1,281	$242	$5,442	$3,475

12.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. On December 31, 2006 (the first day of the 2007 Fiscal year) the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized a liability for uncertain tax positions of $2.3 million which is included in Other long-term liabilities in the condensed consolidated financial statements. This liability was established as an adjustment to goodwill for $1.4 million, as a cumulative effect adjustment to reduce the December 31, 2006 beginning balance of retained earnings for $0.2 million, and through the reclassification of $0.7 million of previously recorded accruals for uncertain tax benefits and certain deferred items. The Company does not currently expect any significant change relative to its accrual for uncertain tax positions in the next twelve months.

The total amount of unrecognized tax benefits that if recognized would affect the income tax provision was approximately $0.5 million at December 30, 2006 as well as at September 29, 2007.

The Company recognizes interest related to uncertain tax positions in income tax expense. At September 29, 2007, the Company has recorded approximately $75,000 of accrued interest included in the aforementioned liability for uncertain tax positions for potential payments related to that liability. Interest recognized through the condensed consolidated statements of operations for the three and nine months ended September 29, 2007 was approximately $27,000.

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

The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations, and statements of cash flows for Holdings, VSI and Direct:

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF SEPTEMBER 29, 2007

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$766	$1,349	$—	$2,115
Inventories	—	14,828	78,030	—	92,858
Prepaid expenses and other current assets	111	79	10,794	—	10,984
Intercompany receivable	—	206,292	206,925	(413,217)	—
Deferred income taxes	—	722	1,050	—	1,772

Total current assets	111	222,687	298,148	(413,217)	107,729
Property and equipment, net	—	12,636	48,459	—	61,095
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	68,219	—	68,219
Other assets:
Deferred financing fees, net of accumulated amortization of $2,076	—	—	5,532	—	5,532
Other	—	20	1,525	—	1,545
Security deposits	—	—	321	—	321
Deferred income tax asset	1,523	439	10,355	(12,317)	—

Total other assets	1,523	459	17,733	(12,317)	7,398
Investment in Subsidiary	175,844	—	37,140	(212,984)	—

Total assets	$177,478	$235,782	$646,947	$(638,518)	$421,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—	$6,500	$—	$6,500
Intercompany payable	17,539	189,386	206,292	(413,217)	—
Accounts payable	—	195	24,660	—	24,855
Deferred sales	—	1,542	7,813	—	9,355
Accrued salaries and related expenses	—	—	3,942	—	3,942
Accrued interest	—	—	2,570	—	2,570
Other accrued expenses	29	4,187	5,369	—	9,585

Total current liabilities	17,568	195,310	257,146	(413,217)	56,807
Long-term debt	—	—	165,000	—	165,000
Deferred income taxes	839	1,446	31,838	(12,317)	21,806
Other long-term liabilities	—	—	2,825	—	2,825
Deferred rent	—	1,886	14,294	—	16,180

Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding	—	—	—	—	—
Additional paid-in capital	156,700	20,165	166,791	(186,956)	156,700
Accumulated other comprehensive loss	(216)	—	(216)	216	(216)
Retained earnings	2,587	16,975	9,269	(26,244)	2,587

Total stockholders’ equity	159,071	37,140	175,844	(212,984)	159,071

Total liabilities and stockholders’ equity	$177,478	$235,782	$646,947	$(638,518)	$421,689

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 30, 2006

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$885	$587	$—	$1,472
Inventories	—	13,072	69,103	—	82,175
Prepaid expenses and other current assets	—	99	10,962	—	11,061
Intercompany receivable	—	135,685	145,581	(281,266)	—
Deferred income taxes	—	704	1,297	—	2,001

Total current assets	—	150,445	227,530	(281,266)	96,709
Property and equipment, net	—	13,115	48,816	—	61,931
Goodwill	—	—	175,896	—	175,896
Other intangibles, net	—	—	68,205	—	68,205
Other assets:
Deferred financing fees, net of accumulated amortization of $1,206	—	—	6,382	—	6,382
Other	—	—	895	—	895
Security deposits	—	20	1,582	—	1,602
Deferred income tax asset	401	630	12,869	(13,900)	—

Total other assets	401	650	21,728	(13,900)	8,879
Investment in Subsidiary	170,674	—	30,795	(201,469)	—

Total assets	$171,075	$164,210	$572,970	$(496,635)	$411,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—	$6,500	$—	$6,500
Intercompany payable	17,536	127,986	135,744	(281,266)	—
Accounts payable	—	18	26,654	—	26,672
Deferred sales	—	1,605	9,870	—	11,475
Accrued salaries and related expenses	—	9	4,321	—	4,330
Accrued interest	—	—	2,624	—	2,624
Other accrued expenses	33	707	6,082	—	6,822

Total current liabilities	17,569	130,325	191,795	(281,266)	58,423
Long-term debt	—	—	165,000	—	165,000
Deferred income taxes	—	1,390	32,754	(13,900)	20,244
Deferred rent	—	1,700	12,747	—	14,447
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding	—	—	—	—	—
Additional paid-in capital	155,642	20,165	166,791	(186,956)	155,642
Accumulated other comprehensive income	478	—	478	(478)	478
(Accumulated deficit) retained earnings	(2,614)	10,630	3,405	(14,035)	(2,614)

Total stockholders’ equity	153,506	30,795	170,674	(201,469)	153,506

Total liabilities and stockholders’ equity	$171,075	$164,210	$572,970	$(496,635)	$411,620

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED

SEPTEMBER 29, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$24,487	$110,639	$—	$135,126
Commissions	—	6,090	1,601	(7,691)	—
Cost of goods sold	—	17,528	74,385	(1,060)	90,853

Gross profit	—	13,049	37,855	(6,631)	44,273
Selling, general and administrative expenses	467	8,307	34,224	(6,631)	36,367
Related party expenses (see Note 10)	—	—	346	—	346

(Loss) income from operations	(467)	4,742	3,285	—	7,560
Interest income	—	(4)	(55)	—	(59)
Interest expense	—	3,021	2,584	—	5,605

(Loss) income before (benefit) provision for income taxes	(467)	1,725	756	—	2,014
(Benefit) provision for income taxes	(165)	515	383	—	733

(Loss) income before equity in net earnings of subsidiary	(302)	1,210	373	—	1,281
Equity in net earnings of subsidiary	1,583	—	1,210	(2,793)	—

Net income	$1,281	$1,210	$1,583	$(2,793)	$1,281

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED

SEPTEMBER 29, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$73,242	$332,850	$—	$406,092
Commissions	—	18,706	4,569	(23,275)	—
Cost of goods sold	—	51,691	222,817	(2,919)	271,589

Gross profit	—	40,257	114,602	(20,356)	134,503
Selling, general and administrative expenses	1,058	27,135	100,553	(20,356)	108,390
Related party expenses (see Note 10)	—	—	1,015	—	1,015

(Loss) income from operations	(1,058)	13,122	13,034	—	25,098
Interest income	—	(9)	(153)	—	(162)
Interest expense	—	3,021	13,731	—	16,752

(Loss) income before (benefit) provision for income taxes	(1,058)	10,110	(544)	—	8,508
(Benefit) provision for income taxes	(394)	3,765	(305)	—	3,066

(Loss) income before equity in net earnings of subsidiary	(664)	6,345	(239)	—	5,442
Equity in net earnings of subsidiary	6,106	—	6,345	(12,451)	—

Net income	$5,442	$6,345	$6,106	$(12,451)	$5,442

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

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 29, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,442	$6,345	$6,106	$(12,451)	$5,442
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	17	54	—	71
Depreciation and amortization	—	1,701	10,134	—	11,835
Deferred income taxes	(283)	229	2,732	—	2,678
Deferred rent	—	186	1,230	—	1,416
Equity compensation expense	1,058	—	—	—	1,058
Equity in earnings of subsidiary	(6,106)	—	(6,345)	12,451	—
Changes in operating assets and liabilities:
Inventories	—	(1,756)	(8,927)	—	(10,683)
Prepaid expenses and other current assets	(111)	20	485	—	394
Intercompany	—	(9,207)	9,207	—	—
Other non-current assets	—	—	14	—	14
Accounts payable	—	177	(1,994)	—	(1,817)
Accrued expenses and other current liabilities	—	3,408	(3,090)	—	318
Other long-term liabilities	—	—	27	—	27

Net cash provided by operating activities	—	1,120	9,633	—	10,753

Cash flows from investing activities:
Capital expenditures	—	(1,239)	(8,851)	—	(10,090)

Net cash used in investing activities	—	(1,239)	(8,851)	—	(10,090)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	4,000	—	4,000
Repayments of borrowing under revolving credit agreement		—	(4,000)		(4,000)
Deferred Financing Fees	—	—	(20)	—	(20)

Net cash flows used in financing activities	—	—	(20)	—	(20)

Net (decrease) increase in cash and cash equivalents	—	(119)	762	—	643
Cash and cash equivalents beginning of period	—	885	587	—	1,472

Cash and cash equivalents end of period	$—	$766	$1,349	$—	$2,115

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

Company Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. As of September 29, 2007, we operated 333 stores located in 31 states and the District of Columbia and sold direct to consumers through our nationally circulated catalog and our web site, www.vitaminshoppe.com. We target the dedicated, well-informed vitamin, mineral and supplement (“VMS”) consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. We offer our customers a selection of over 20,000 SKUs from over 400 different national brands, as well as our proprietary Vitamin Shoppe, BodyTech and MD Select brands. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers, supermarkets, chain drug stores or mass merchants. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

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

Since the beginning of 2003, we have aggressively pursued new store growth. During this period through September 29, 2007, we opened 207 new stores, expanding our presence in our existing markets as well as entering new markets such as California, Texas, and Michigan. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

Direct. Our direct segment consists of our catalog and internet operations from our web site, www.vitaminshoppe.com. The direct segment enables us to service customers outside our retail markets and provides us with data that we use to assist us in the selection of future store locations.

Our catalog is mailed regularly to our catalog customers contained in our Frequent Buyer Program database. Our catalog is currently designed to appeal to the dedicated, well-informed VMS consumer and includes a broad assortment of approximately 12,000 to 14,000 of our most popular SKUs, though an additional 6,000 SKUs are available for special order. In addition, we mail out approximately 2.4 million catalogs throughout the year to prospective customers and non-active customers in our Frequent Buyer Program database. Our Web site offers our customers online access to our full assortment of over 20,000 SKUs.

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

New stores have had and are expected to continue to have an impact on the results of our operations. Since the beginning of 2003, we have opened 210 stores, and as of October 31, 2007 operated 335 stores located in 31 states and the District of Columbia. Our stores typically require three to four years to mature, generating lower store level sales in the initial years than our mature stores. Accordingly, as newly opened stores mature, we expect them to contribute meaningfully to our sales and results of operations.

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

Effective December 31, 2006, we adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we recognized an adjustment of $2.3 million, increasing our liability for uncertain tax positions, interest, and penalties, and reducing the December 31, 2006 balance of retained earnings as well increasing the balance of goodwill. See Note 12 to our condensed consolidated financial statements for more information on income taxes.

It is our policy to recognize the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, and the impact of an uncertain income tax position on our income tax return. Management makes certain assumptions and judgements regarding certain tax positions, and as such uncertain income tax position will not be recognized if in management’s opinion it has less than a 50% likelihood of being sustained. The tax positions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those positions. We record interest expense payable, as well as penalties payable, if any, to relevant tax authorities as income tax expense.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$135,126	$119,684	$406,092	$365,398
Increase in comparable store net sales	7.3%	8.2%	7.2%	6.5%
Gross profit as a percent of net sales	32.8%	31.5%	33.1%	32.8%
Income from operations	$7,560	$5,991	$25,098	$21,346
EBITDA (1)	$11,778	$9,884	$37,479	$33,311

(1)	EBITDA represents, respectively, net income before provision for income tax, interest income and expense, and depreciation and amortization, including recognition of deferred rent. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered as a performance measure prepared in accordance with GAAP, such as operating income, net income and cash flows from operating activities. We believe that EBITDA provides additional information of our operating performance and our ability to meet our future debt service, capital expenditure and working capital requirements. Furthermore, our executive compensation plans base incentive compensation payments on our EBITDA performance measured against budget. Other companies may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. The table below includes a reconciliation from net income to EBITDA.

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Statement of Operations Data:
Net income	$1,281	$242	$5,442	$3,475
Provision for income taxes	733	216	3,066	1,835
Interest income	(59)	(46)	(162)	(267)
Interest expense	5,605	5,579	16,752	16,669
Depreciation and amortization, including deferred rent (a)	4,218	3,893	12,381	11,599

EBITDA	$11,778	$9,884	$37,479	$33,311

(a)	Excludes amortization of deferred financing fees, which are included in “interest expense” in this table.

Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash provided by operating activities:

	Nine Months Ended
	September 29, 2007	September 30, 2006
EBITDA	$37,479	$33,311
Interest expense, net	(16,590)	(16,402)
Provision for income taxes	(3,066)	(1,835)
Loss on disposal of fixed assets	71	—
Deferred income taxes	2,678	1,466
Deferred financing fees amortization and other	870	795
Equity compensation expense	1,058	335
Changes in operating assets and liabilities:
Inventories	(10,683)	(8,324)
Prepaid expenses and other current assets	394	2,471
Other non-current assets	14	(206)
Accounts payable	(1,817)	(241)
Accrued expenses and other current liabilities	318	(1,113)
Other long-term liabilities	27	—

Net cash provided by operating activities	$10,753	$10,257

The following table shows the growth in our network of stores during the three and nine months ended September 29, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Store Data:
Stores open at beginning of period	322	292	306	275
Stores opened	11	3	27	21
Stores closed	—	—	—	(1)

Stores open at end of period	333	295	333	295

Results of Operations

The information presented below is for the three and nine months ended September 29, 2007 and September 30, 2006 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three and nine months ended September 29, 2007 and September 30, 2006 as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.2%	68.5%	66.9%	67.2%

Gross profit	32.8%	31.5%	33.1%	32.8%
Selling, general and administrative expenses	26.9%	26.3%	26.7%	26.7%
Related party expenses	0.3%	0.3%	0.2%	0.3%

Income from operations	5.6%	5.0%	6.2%	5.8%
Other	0.0%	0.0%	0.0%	(0.1)%
Interest income	(0.0)%	(0.0)%	(0.0)%	(0.1)%
Interest expense	4.1%	4.7%	4.1%	4.6%

Income before provision for income taxes	1.5%	0.4%	2.1%	1.5%
Provision for income taxes	0.6%	0.2%	0.8%	0.5%

Net income	0.9%	0.2%	1.3%	1.0%

Three Months Ended September 29, 2007 Compared To Three Months Ended September 30, 2006

Net Sales

Net sales increased $15.4 million, or 12.9%, to $135.1 million for the three months ended September 29, 2007 compared to $119.7 million for the three months ended September 30, 2006. The increase was the result of an increase in our comparable store sales, new sales from our non-comparable stores, and an increase in our direct sales.

Retail

Net sales from our retail stores increased $15.1 million, or 14.9%, to $116.5 million for the three months ended September 29, 2007 compared to $101.4 million for the three months ended September 30, 2006. We operated 333 stores as of September 29, 2007 compared to 295 stores as of September 30, 2006. Our overall store sales for the three months ended September 29, 2007 increased due to non-comparable store sales increases of $7.6 million and an increase in comparable store sales of $7.5 million, or 7.3%. Our overall sales increased primarily in the categories of supplements, which increased $3.0 million, or 11.5%; multivitamins, which increased $0.7 million, or 9.4%; sports nutrition, which increased by $8.6 million, or 36.3%; and minerals, which increased $0.4 million, or 10.7%.

The supplements category, which is among the largest selling product categories in our mix, experienced significant growth in sales of essential fatty acids, or EFAs, which were responsible for most of the increase in the supplement category this quarter. Given the current trend in EFA consumption, and the growing number of publications and recommendations regarding the heart-health benefits of fish oils (such as by The American Heart Association and US National Institutes of Health), we expect continued strength in sales of EFAs for the remainder of this fiscal year. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales during the third quarter of Fiscal 2007, and has done so for the past six quarters. We believe this is due largely to the growth in the fitness-conscious market as well as the diversity of new product introductions and innovations in technology.

Direct

Net sales to our direct customers increased $0.4 million, or 2.0%, to $18.6 million for the three months ended September 29, 2007 compared to $18.3 million for the three months ended September 30, 2006. The overall increase in our direct sales was due to an increase in our internet sales of approximately $1.9 million which was offset by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers this quarter as compared to the quarter ending September 30, 2006, as a result of our increased web-based marketing efforts. We believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the introduction of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $8.9 million, or 10.9%, to $90.9 million for the three months ended September 29, 2007 compared to $81.9 million for the three months ended September 30, 2006. The components of cost of goods sold are explained below. Costs of goods sold as a percentage of net sales was 67.2% for the three months ended September 29, 2007 compared to 68.5% for the three months ended September 30, 2006.

Product costs increased $5.6 million, or 8.7%, to $70.3 million for the three months ended September 29, 2007, compared to $64.6 million for the three months ended September 30, 2006 as a result of greater sales this quarter as compared to the quarter ending September 30, 2006. Product costs as a percentage of net sales decreased to 52.0% for the three months ended September 29, 2007 compared to 54.1% for the three months ended September 30, 2006. The 2.1% decrease as a percentage of sales was largely a result of a decrease in pricing promotions and coupon offerings for the quarter ended September 29, 2007 as compared to the quarter ended September 30, 2006.

Warehouse and distribution costs increased $0.5 million, or 13.1%, to $4.6 million for the three months ended September 29, 2007 compared to $4.1 million for the three months ended September 30, 2006. Warehouse and distribution costs as a percentage of net sales remained level at 3.4% for the three months ended September 29, 2007 and for the three months ended September 30, 2006.

Occupancy costs increased $2.8 million, or 21.2%, to $15.9 million for the three months ended September 29, 2007 compared to $13.1 million for the three months ended September 30, 2006. Occupancy costs as a percentage of net sales increased to 11.8% for the three months ended September 29, 2007 to compared to 10.9% for the three months ended September 30, 2006. This increase as a percentage of sales is mainly attributable to the increases in utilities and real estate tax expenses as well as a lower ratio of direct net sales, as a component of total net sales, to occupancy expenses.

Gross Profit

As a result of the foregoing, gross profit increased $6.5 million, or 17.3%, to $44.3 million for the three months ended September 29, 2007 compared to $37.8 million for the three months ended September 30, 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and other selling, general and administrative expenses, increased $4.9 million, or 15.7%, to $36.4 million for the three months ended September 29, 2007, compared to $31.4 million for the three months ended September 30, 2006. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the three months ended September 29, 2007 increased to 26.9% compared to 26.3% for the three months ended September 30, 2006.

Operating payroll and related benefits increased $1.2 million, or 9.5%, to $13.5 million for the three months ended September 29, 2007 compared to $12.3 million for the three months ended September 30, 2006. Operating payroll and related benefits expenses as a percentage of net sales decreased to 10.0% during the three months ended September 29, 2007 compared to 10.3% for the three months ended September 30, 2006. The decrease as a percentage of sales was primarily due to greater sales per hour relative to net sales for the quarter ended September 29, 2007, as compared to the quarter ended September 30, 2006. The increase in sales per hour was partially offset by an increase in average wage.

Advertising and promotion expenses increased $0.4 million, or 13.3%, to $3.0 million for the three months ended September 29, 2007 compared to $2.6 million for the three months ended September 30, 2006. Advertising and promotion expenses as a percentage of net sales remained level at 2.2% for the three months ended September 29, 2007 and 2.2% for the three months ended September 30, 2006.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $3.3 million, or 20.5%, to $19.9 million for the three months ended September 29, 2007 compared to $16.5 million for the three months ended September 30, 2006. The increase was due primarily to a write-off of deferred offering fees for $0.5 million, due to the postponement of our initial public offering, increases in depreciation and amortization of approximately $0.3 million, increases in equity compensation expense of approximately $0.3 million, and increases in payroll expenses of $0.9 million. The increase in payroll was attributable to our growing corporate infrastructure. In addition to the above, there was an increase in professional fees of $0.8 million due mainly to an increase in legal fees this quarter as compared to the same quarter last year. Other selling, general and administrative expenses as a percentage of net sales increased to 14.7% during the three months ended September 29, 2007 compared to 13.8% for the three months ended September 30, 2006, due largely to the increase in professional fees and the write-off of deferred offering fees.

Related Party Expenses

Related party expenses were unchanged at $0.3 million for the quarter ended September 29, 2007, as well as the quarter ended September 30, 2006 (see Note 10 to our condensed consolidated financial statements).

Income from Operations

As a result of the foregoing, income from operations increased $1.6 million, or 26.2%, to $7.6 million for the three months ended September 29, 2007 compared to $6.0 million for the three months ended September 30, 2006. Income from operations as a percentage of net sales increased to 5.6% for the three months ended September 29, 2007 compared to 5.0% for the three months ended September 30, 2006.

Retail

Income from operations for the retail segment increased $4.9 million, or 36.6%, to $18.2 million for the three months ended September 29, 2007 compared to $13.3 million for the three months ended September 30, 2006. Income from operations as a percentage of net sales for the retail segment increased to 15.6% for the three months ended September 29, 2007 compared to 13.1% for the three months ended September 30, 2006. The increase as a percentage of net sales was primarily due to a decrease in product costs of 2.3% as a percentage of sales, as a result of the decrease in promotional pricing activities this quarter as compared to the same quarter last year, and a decrease in operating expense of .7%. These decreases were offset in part by an increase in occupancy expense of 0.7% as a percent of sales. The increase in occupancy costs as a percentage of sales is due largely to increases in utilities and real estate tax expenses for this quarter compared to the same quarter last year.

Direct

Income from operations for the direct segment increased $0.1 million, or 4.6%, to $3.3 million for the three months ended September 29, 2007 compared to $3.2 million for the three months ended September 30, 2006. Income from operations as a percentage of net sales for the direct segment increased to 17.7% for the three months ended September 29, 2007 compared to 17.3% for the three months ended September 30, 2006. This increase in income from operations as a percentage of sales was due mainly to a 1.1% decrease in distribution costs as a percentage of sales this quarter as compared to the same quarter last year, primarily as a result of a greater absorption of overhead by the growing retail base, offset by an increase of product costs of 0.8% as a percent of sales due to an increase in promotional pricing offered to our direct customers this quarter compared to the same quarter last your, to provide more competitive pricing.

Corporate Costs

Corporate costs increased by $3.4 million, or 32.7%, to $13.9 million for the three months ended September 29, 2007 compared to $10.5 million for the three months ended September 30, 2006. Corporate costs as a percentage of net sales increased to 10.3% for the three months ended September 29, 2007 compared to 8.8% for the three months ended September 30, 2006. The dollar increase was primarily due to increases in depreciation and amortization of approximately $0.3 million, and increases in equity compensation expense of approximately $0.3 million, an increase in professional fees of $0.8 million, and an increase in payroll of $0.9 million attributable to our growing corporate infrastructure. In addition, we wrote off $0.5 million of deferred offering fees related to the postponement of our initial public offering. The 1.5 % increase as a percentage of net sales for the quarter ended September 29, 2007, as compared to the quarter ended September 30, 2006, was primarily due to the increase in professional fees, and write-off of deferred offering fees.

Other

There were no amounts recorded in Other for the three months ended September 29, 2007 and for the three months ended September 30, 2006.

Interest Income

Interest income increased $13,000 to $59,000 for the three months ended September 29, 2007 compared to $46,000 for the three months ended September 30, 2006. The increase was due to having a higher average balance in our interest bearing investment account during the three months ended September 29, 2007, as compared to the three months ended September 30, 2006.

Interest Expense

Interest expense remained level at $5.6 million for the three months ended September 29, 2007 compared to the three months ended September 30, 2006.

Provision for Income Taxes

We recognized $0.7 million of income tax expense during the three months ended September 29, 2007 compared with $0.2 million for the three months ended September 30, 2006. The effective tax rate for the three months ended September 29, 2007 was 36.4%, compared to 47.2% for the three months ended September 30, 2006. The effective rate for the current period, as compared to the same period last year, decreased primarily due to changes to our estimated blended state tax rates for the three months ended September 29, 2007 as compared to the three months ended September 30, 2006.

Net Income

As a result of the foregoing, we generated net income of $1.3 million for the three months ended September 29, 2007 compared to $0.2 million for the three months ended September 30, 2006.

Nine Months Ended September 29, 2007 Compared To Nine Months Ended September 30, 2006

Net Sales

Net sales increased $40.7 million, or 11.1%, to $406.1 million for the nine months ended September 29, 2007 compared to $365.4 million for the nine months ended September 30, 2006. The increase was the result of an increase in our comparable store sales, new sales from our non-comparable stores partially offset by a decrease in our direct sales.

Retail

Net sales from our retail stores increased $43.5 million, or 14.2%, to $348.9 million for the nine months ended September 29, 2007 compared to $305.4 million for the nine months ended September 30, 2006. We operated 333 stores as of September 29, 2007 compared to 295 stores as of September 30, 2006. Our overall store sales for the nine months ended September 29, 2007 increased due to non-comparable store sales increases of $21.4 million and an increase in comparable store sales of $22.1 million, or 7.2%. Our overall sales increased primarily in the categories of Minerals, which increased $0.8 million, or 7.8%; supplements, which increased $7.8 million, or 9.9%; sports nutrition, which increased by $25.9 million, or 37.9%; herbs, which increased $4.3 million, or 7.3%; multi vitamins, which increased $1.8 million, or 8.0%; and weight management, which increased $2.0 million, or 9.6%. These increases were partially offset by a decrease in our other-books/accessories category, which decreased by $0.6 million.

The supplements category, which is among the largest selling product categories in our mix, experienced significant growth during the nine months ending September 29, 2007, primarily as a result of a continuing increase in sales of essential fatty acids, or EFAs. Given the current trend in EFA consumption, and the growing number of publications and recommendations regarding the heart-health benefits of fish oils (such as by The American Heart Association and US National Institutes of Health), we expect sales of EFAs to continue to be strong in this fiscal year. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales during the period, and has done so since early Fiscal 2006. We believe this is due largely to the growth in the fitness-conscious market as well as the diversity of new product introductions and innovations in technology.

Direct

Net sales to our direct customers decreased $2.8 million, or 4.7%, to $57.2 million for the nine months ended September 29, 2007 compared to $60.0 million for the nine months ended September 30, 2006. This decrease was attributable to the overall decrease in our catalog sales which was offset in part by our internet sales which increased by approximately $3.0 million for the nine months ended September 29, 2007, as compared to the period ended September 30, 2006. The increase in internet sales is largely due to the increase in promotional activities and web marketing efforts in this period as compared to the same period last year, as well as a shift in catalog purchasing to the internet as we are experiencing a migration of consumer traffic from catalog to our website. In addition, as we continue to open more stores in more markets, and more customers have the ability to shop at our stores, some customers who would normally purchase our products by catalog opted to purchase our products at a retail location.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $26.1 million, or 10.6%, to $271.6 million for the nine months ended September 29, 2007 compared to $245.5 million for the nine months ended September 30, 2006. The components of cost of goods sold are explained below. Costs of goods sold as a percentage of net sales decreased to 66.9% for the nine months ended September 29, 2007 compared to 67.2% for the nine months ended September 30, 2006.

Product costs increased $18.7 million, or 9.6%, to $212.1 million for the nine months ended September 29, 2007, compared to $193.5 million for the nine months ended September 30, 2006 as a result of greater sales this period as compared to the same period last year. Product costs as a percentage of net sales decreased 0.7% to 52.2% during the nine months ended September 29, 2007 compared to 52.9% for the nine months ended September 30, 2006, due primarily to a decrease in promotional pricing activities.

Warehouse and distribution costs increased $1.8 million, or 14.5%, to $14.1 million for the nine months ended September 29, 2007 compared to $12.3 million for the nine months ended September 30, 2006. Warehouse and distribution costs as a percentage of net sales increased to 3.5% for the nine months ended September 29, 2007 compared to 3.4% for the nine months ended September 30, 2006. The increase of warehouse and distribution costs as a percentage of sales was primarily due to proportionately greater shipping expenses attributable to the greater concentration of new stores operating in locations at greater distances from our distribution center, such as the southwest and west coast, in this period as compared to the same period last year.

Occupancy costs increased $5.6 million, or 14.2%, to $45.4 million for the nine months ended September 29, 2007 compared to $39.7 million for the nine months ended September 30, 2006. Occupancy costs as a percentage of total net sales increased 0.3% to 11.2% for the nine months ended September 29, 2007 compared to 10.9% for the nine months ended September 30, 2006. However, as a percentage of retail sales (occupancy costs do not pertain to our direct business), it remained level at 13.0% for both the nine months ended September 29, 2007 and September 30, 2006.

Gross Profit

As a result of the foregoing, gross profit increased $14.6 million, or 12.2%, to $134.5 million for the nine months ended September 29, 2007 compared to $119.9 million for the nine months ended September 30, 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and other selling, general and administrative expenses, increased $10.9 million, or 11.1%, to $108.4 million for the nine months ended September 29, 2007, compared to $97.5 million for the nine months ended September 30, 2006. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales remained level at 26.7% for both the nine months ended September 29, 2007 and September 30, 2006.

Operating payroll and related benefits increased $3.5 million, or 9.7%, to $39.7 million for the nine months ended September 29, 2007 compared to $36.2 million for the nine months ended September 30, 2006. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.8% during the nine months ended September 29, 2007, compared to 9.9% for the nine months ended September 30, 2006.

Advertising and promotion expenses increased $0.4 million, or 4.1%, to $11.2 million for the nine months ended September 29, 2007 compared to $10.8 million for the nine months ended September 30, 2006. Advertising and promotion expenses as a percentage of net sales decreased to 2.8% for the nine months ended September 29, 2007 compared to 2.9% for the nine months ended September 30, 2006, as a result of the shift to web-based/direct advertising from print and television advertising which we initiated in the second quarter of fiscal 2006.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $7.0 million, or 13.6%, to $57.5 million for the nine months ended September 29, 2007 compared to $50.6 million for the nine months ended September 30, 2006. The increase was due to increases in depreciation and amortization of approximately $0.8 million; increases in equity compensation expense of approximately $0.7 million; increases in professional fees of $1.4 million, which were largely comprised of accounting and legal fees; an increase in insurance expense of $0.4 million, due to operating more stores; and an increase in corporate payroll expense of $2.1 million, attributable to our growing corporate infrastructure. In addition, there was an increase in credit card fees of approximately $0.5 million due to increased customer purchases this period, as compared to the same period last year, and a $0.5 million write-off of deferred offering fees related to the postponement of our initial public offering. Other selling, general and administrative expenses as a percentage of net sales increased to 14.1% during the nine months ended September 29, 2007 compared to 13.8% for the nine months ended September 30, 2006, largely due to the increase in corporate payroll and write-off of deferred offering fees.

Related Party Expenses

Related party expenses was $1.0 million for the nine months ended September 29, 2007, as well as for the nine months ended September 30, 2006. (see Note 10 to our condensed consolidated financial statements).

Income from Operations

As a result of the foregoing, income from operations increased $3.8 million, or 17.6%, to $25.1 million for the nine months ended September 29, 2007 compared to $21.3 million for the nine months ended September 30, 2006. Income from operations as a percentage of net sales increased to 6.2% for the nine months ended September 29, 2007 compared to 5.8% for the nine months ended September 30, 2006.

Retail

Income from operations for the retail segment increased $9.5 million, or 21.1%, to $54.2 million for the nine months ended September 29, 2007 compared to $44.7 million for the nine months ended September 30, 2006. Income from operations as a percentage of net sales for the retail segment increased to 15.5% for the nine months ended September 29, 2007 compared to 14.6% for the nine months ended September 30, 2006. The increase as a percentage of net sales was primarily due primarily to gaining efficiencies through our centralized distribution center and corporate infrastructure relative to our increasing retail store base.

Direct

Income from operations for the direct segment increased $0.1 million, or 0.9%, to $10.5 million for the nine months ended September 29, 2007 compared to $10.4 million for the nine months ended September 30, 2006. Income from operations as a percentage of net sales for the direct segment increased to 18.4% for the nine months ended September 29, 2007 compared to 17.4% for the nine months ended September 30, 2006. This increase in income from operations as a percentage of sales was due mainly to a 1.1% decrease in payroll expenses as a percentage of sales, offset in part by a 0.2% increase in advertising expenses as a percentage of sales due to an increase in customer acquisition spending and other paid search activities during Fiscal 2007 as compared to the nine months ended September 30, 2006. Despite a decrease in net sales of $2.8 million during the nine months ended September 29, 2007, as compared to the nine months ended September 30, 2006, substantial cost savings due to the decreases in certain overhead expenses led to increased profitability as a percentage of sales in the Direct segment this period.

Corporate Costs

Corporate costs increased by $5.8 million, or 17.1%, to $39.6 million for the nine months ended September 29, 2007 compared to $33.8 million for the nine months ended September 30, 2006. Corporate costs as a percentage of net sales increased to 9.7% for the nine months ended September 29, 2007 compared to 9.3% for the nine months ended September 30, 2006. The dollar increase was due to increases in depreciation and amortization of approximately $0.8 million, increases in equity compensation expense of approximately $0.7 million, increases in professional fees of $1.4 million, which were largely comprised of accounting and legal fees, and an increase in corporate payroll expense of $2.1 million, arising from a growing corporate infrastructure. In addition, we wrote-off $0.5 million of deferred offering fees related to the postponement of our initial public offering. The increase as a percentage of net sales was primarily due to the increase in corporate payroll expense and write-off of deferred offering fees.

Other

There were no amounts recorded in Other for the nine months ended September 29, 2007. The amounts recorded in Other for the nine months ended September 30, 2006, represent income related to our interest rate swap which did not qualify for hedge accounting during that period.

Interest Income

Interest income decreased $0.1 million, or 39.3%, to $0.2 million for the nine months ended September 29, 2007 compared to $0.3 million for the nine months ended September 30, 2006. The decrease was due to having a lower average balance in our interest bearing investment account during the nine months ended September 29, 2007, as compared to the nine months ended September 30, 2006.

Interest Expense

Interest expense increased $0.1 million to $16.8 million for the nine months ended September 29, 2007 compared to $16.7 million for the nine months ended September 30, 2006.

Provision for Income Taxes

We recognized $3.1 million of income tax expense during the nine months ended September 29, 2007 compared with $1.8 million for the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 29, 2007 was 36.0% compared to 34.6% for the nine months ended September 30, 2006. The effective tax rate for the current period, as compared to the same period last year, was greater primarily due to changes to our estimated blended state tax rates for the nine months ended September 29, 2007, as compared to the nine months ended September 30, 2006.

Net Income

As a result of the foregoing, we generated net income of $5.4 million for the nine months ended September 29, 2007 compared to $3.5 million for the nine months ended September 30, 2006.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources:

	September 29, 2007	December 30, 2006
Balance Sheet Data:
Cash and cash equivalents	$2,115	$1,472
Working capital	50,922	38,286
Total assets	421,689	411,620
Total debt	171,500	171,500
Stockholders’ equity	159,071	153,506

	Nine Months Ended
	September 29, 2007	September 30, 2006
Other Information:
Depreciation and amortization, including deferred rent (1)	$13,251	$12,394

Cash Flows Provided By (Used In):
Operating activities	$10,753	$10,257
Investing activities	(10,090)	(6,254)
Financing activities	(20)	(4,838)

Total cash received (used) by the Company	$643	$(835)

(1)	Also includes amortization of deferred financing fees.

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

We plan to spend up to $15 million in capital expenditures during Fiscal 2007, of which up to $12 million will be in connection with our store growth and improvement plans with the remainder of up to $3 million being used for all other expenditures. Of the total capital expenditures projected for Fiscal 2007 we have already invested $10.1 million during the nine months ended September 29, 2007. We plan on opening approximately 35 to 40 stores during Fiscal 2007, of which we have already opened 27 stores as of September 29, 2007. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $165,000 in cost for each of our stores. Additionally, 60 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

We were in compliance with all debt covenants as of September 29, 2007. At September 29, 2007, we had $2.1 million in cash and cash equivalents and $50.9 million in working capital. The $12.6 million increase in working capital compared to December 30, 2006, was primarily driven by cash flows from operating activities. At December 30, 2006, we had $1.5 million in cash and cash equivalents and $38.3 million in working capital.

Cash Provided by Operating Activities

Cash provided by operating activities was $10.8 million and $10.3 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. The nominal change in cash flows from operating activities is primarily due to our continued efforts in managing working capital.

Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 29, 2007 and September 30, 2006 was $10.1 million and $6.3 million, respectively. Capital expenditures were used for the construction of 27 new stores during the nine months ended September 29, 2007 and for improvements of existing stores, as well as continuous improvements to our information systems technologies. Capital expenditures were used for the construction of 21 new stores during the nine months ended September 30, 2006 and improvements of existing stores. Included in the $3.8 million increase in expenditures for the nine months ended September 29, 2007, as compared to September 30, 2006, were expenditures related to the launching of our new BodyTech website of approximately $1.2 million.

Cash Used in by Financing Activities

There were no net cash flows from financing activities for the nine months ended September 29, 2007, as compared to net cash used in financing activities of $4.8 million for the nine months ended September 30, 2006. The zero impact of financing activities on cash flows for the for the nine months ended September 29, 2007 was due to the borrowing of $4.0 million from our revolving credit facility and subsequent repayment during the nine month period, as compared to the same period last year where we repaid $4.1 million of our revolving credit facility.

2005 Second Priority Senior Secured Floating Rate Notes

On November 7, 2005, we completed our Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”) offering for $165 million. The initial purchasers received delivery of the Notes on November 15, 2005. Interest on the Notes will be set at a per annum rate equal to LIBOR plus 7.5%, which will be reset quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2006. The combined weighted average interest rate from December 31, 2006 through September 29, 2007 was 12.90%. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the then applicable interest rate on the Notes. The indenture governing the Notes restricts the ability of Vitamin Shoppe Industries, Inc. (“VSI”) and VS Direct, Inc. (“Direct”) to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets. See “Description of Exchange Notes” in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 13, 2006, as amended.

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

The borrowings under the revolving credit facility accrue interest, at our option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from December 31, 2006 through September 29, 2007 was 6.62%.

Direct and Holdings provided guarantees in respect of VSI’s obligations in respect of the Credit Facility, and VSI and Holdings have provided guarantees in respect of Direct’s obligations in respect of the Credit Facility.

We entered into an interest rate swap during December 2005 on a portion of our Notes, which did not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133. As a result, the fair market value of the interest rate swap was marked to market during the first quarter of Fiscal 2006 with a corresponding adjustment to other expense. The interest rate swap subsequently qualified for hedge accounting at the end of the first quarter of Fiscal 2006. The fair market value of $(0.5) million is recorded in other long-term liabilities on the condensed consolidated balance sheet at September 29, 2007. Of the decrease in market value of $1.1 million in Fiscal 2007, $0.7 million was recorded in accumulated other comprehensive (loss) income, and $0.4 million is recorded in deferred tax assets.

Contractual Obligations and Commercial Commitments

As of September 29, 2007, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Long-Term Debt	Interest Payments	Credit Facility	Severance	Auto Leases
Remainder of Fiscal 2007	$17,964	$12,699	$—	$5,133	$—	$122	$10
2008	70,831	50,431	—	20,361	—	—	39
2009	68,784	48,437	—	20,311	—	—	36
2010	74,454	47,683	—	20,271	6,500	—	—
2011	64,586	44,376	—	20,210	—	—	—
Thereafter	328,921	143,710	165,000	20,211	—	—	—

	$625,540	$347,336	$165,000	$106,497	$6,500	$122	$85

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during Fiscal 2007. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 15.4% of our minimum lease obligations for the nine months ended September 29, 2007. Offsetting these operating lease commitments is sub-lease income of approximately $0.1 million per year, which we receive for one of our store locations, that will aggregate $0.4 million by the end of 2010.

Severance. As of September 29, 2007 we had a liability of $0.1 million primarily related to severance payments for two employees terminated in the third quarter of Fiscal 2007. We have an aggregate contingent liability of up to $2.0 million related to potential severance payments for five executives as of September 29, 2007 pursuant to their respective employment agreements. We have an aggregate contingent liability of up to $1.8 million related to potential severance payments for eight employees as of September 29, 2007 following a change in control pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.

Auto Leases. At September 29, 2007, we operated three delivery vans from our distribution center that make daily deliveries to stores in New York, New Jersey and Connecticut. The terms of these leases generally run for 48 months and expire at various times through November 2009.

Excluded from the above commitments is $2.3 million of long-term liabilities related to uncertain tax positions pursuant to FIN 48, due to the uncertainly of the time and nature of resolution.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation clarifies the evaluation methods and accounting treatment for tax positions to be taken or expected to be taken in the future. It requires that we determine certain tax positions to be sustainable under an examination, and the measurement of the impact for positions deemed to be non-sustainable. We adopted FIN 48 in the first quarter of Fiscal 2007. Please refer to “Critical Accounting Policies” section for a detailed discussion on the impact of the adoption.

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

Our market risks relate primarily to changes in interest rates. Our revolving credit facility and Notes carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statement of operations and our cash flows will be exposed to changes in interest rates. A one percentage point change in LIBOR would cause an increase to interest expense of approximately $0.2 million as the total potential increase of $1.7 million would be offset by our hedging activities described below. We historically have engaged in interest rate hedging activities related to our floating rate debt. We entered into an interest rate swap during December 2005 on a portion of our Notes, which did not originally qualify for hedge accounting under SFAS No. 133. As a result, the fair market value of the interest rate swap was marked to market during the quarter ended April 1, 2006, with a corresponding adjustment to other expense. The interest rate swap subsequently qualified for hedge accounting by the end of the first quarter of Fiscal 2006. The fair market value of $(0.5) million as of September 29, 2007, is recorded in other long-term liabilities on the condensed consolidated balance sheet. Of the decrease in market value of $1.1 million during Fiscal 2007, $0.7 million is recorded in accumulated other comprehensive (loss) income, and $0.4 million is recorded as a deferred tax asset.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a (e) and 15d—15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of September 29, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 29, 2007 are effective for (1) gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control structure, policies and procedures for the quarter ended September 29, 2007 that could significantly affect our internal control over financial reporting, or be reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2007.

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