Form 10-K
period 2007-12-29
VS HOLDINGS, INC.
filed 2008-03-28
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

As of March 28, 2008, VS Holdings, Inc. had 100 shares of common stock outstanding owned by VS Parent, Inc.

Forward-Looking Statements

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). VS Holdings, Inc. (“Holdings”), Vitamin Shoppe Industries Inc. (“VSI”) and VS Direct Inc. (“Direct,” and, together with Holdings and VSI, the “Company,” “we,” “us” or “our”) caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, results from acquisitions, revenue, working capital, liquidity, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements.” You can identify these statements by forward-looking words such as “may,” “expect,” “intend,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth throughout this annual report on Form 10-K, including “Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.”

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

PART I

Unless the context requires otherwise, references in this annual report on Form 10-K to the “Company,” “we,” “us” and “our” refer to VS Holdings, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc. References to “VMS” mean vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. References to “Fiscal” or “Fiscal Year” mean the fifty-three weeks ended December 31, 2005 or fifty-two weeks ended for all other years for the dates indicated.

Item 1.	Business

Overview of our Company

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. We are second in overall sales among national vitamin, mineral and supplement specialty retailers, and offer the greatest variety of products with over 8,500 SKUs offered in our stores with an additional 11,500 SKUs available for our direct sales orders, versus 1,900 SKUs offered by our leading competitor. In addition, we operate the largest retail stores among the leading retailers in the VMS industry, which average 3,600 square feet, and are at least double that of our two leading competitors. As of December 29, 2007, we operated 341 stores located in 31 states and the District of Columbia and sell direct to consumers through our nationally circulated catalog and our original web site, www.vitaminshoppe.com, as well as our new web site launched in late Fiscal 2007, www.BodyTech.com, which offers primarily sports nutrition and weight management products. We target the dedicated, well-informed VMS consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. Within our selection of over 20,000 SKUs, we offer over 400 national brands, as well as our proprietary Vitamin Shoppe, BodyTech, MD Select and VS Basics brands. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty VMS retailers, supermarkets, chain drug stores or mass merchants, which we believe drives customer traffic and creates a loyal customer base.

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

Since the beginning of 2003, we have aggressively pursued new store growth. From this time through Fiscal 2007 we opened 216 new stores, expanding our presence in our existing markets as well as entering new markets such as California, Texas and Illinois. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

Direct. Our direct segment consists of our catalog and internet operations from our Web sites, www.vitaminshoppe.com and www.BodyTech.com. The direct segment enables us to service customers outside our retail markets and provides us with data that we use to assist us in the selection of future store locations.

Our catalog is mailed each month to our catalog customers contained in our Healthy Awards Program database. Our catalog is currently designed to appeal to the dedicated, well-informed VMS consumer and includes a broad assortment of approximately 12,000 to 14,000 of our most popular SKUs, though an additional 6,000 SKUs are available for special order. Our Web sites offer our customers online access to our full assortment of over 20,000 SKUs. In 2007, over 8.8 million customers visited our Web sites. Beginning in Fiscal 2005, we implemented numerous features and enhanced functionality to our Web site that we believe has simplified and improved our customers’ shopping experience. We have continued these efforts into Fiscal 2007 and will continue to do so in future periods. In addition, we mail out approximately 2.2 million catalogs throughout the year to prospective customers and non-active customers in our Healthy Awards Program database.

History

Our Company began as a single store in New York, New York in 1977. Our Vitamin Shoppe branded products were introduced in 1989. We were acquired in November 2002 by Bear Stearns Merchant Banking Partners II, L.P. and its affiliated entities (collectively, “BSMB”) and other investors.

Industry

The U.S. nutritional supplements industry is large and highly fragmented. In 2006, no single industry participant accounted for more than 10% of total industry sales. Industry participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail order companies and a variety of other smaller participants. The nutritional supplements sold through these channels are divided into the following major product categories: vitamins, minerals, herbs, supplements, sports nutrition and weight management. Most supermarkets, drugstores and mass merchants have narrow nutritional supplement product offerings and less knowledgeable sales associates than specialty retailers. We believe that these industry participants’ share of the nutritional supplements market over the last five years has remained relatively constant.

The U.S. nutritional supplements industry was a $22.4 billion retail market in 2006 (Nutrition Business Journal, October 2007, “NBJ”). The industry underwent a period of rapid expansion during the 1990s, and grew at a compound annual growth rate of approximately 8.6% between 1990 and 2006. However, industry sales growth slowed in 2004 (2.9% growth) due to a significant reduction in the weight management category as a result of a decline in demand for low carb products, the ban of ephedra based products in April 2004 by the U.S. Food and Drug Administration and a reduction in major new product introductions. In 2005 the industry resumed some of its earlier robust pace and grew approximately 4.5%, bringing it closer to the 16 year average. According to the NBJ, the market is projected to grow at a 4% to 5% compound annual growth rate between 2007 and 2010. Positive industry trends include an aging U.S. population, rising healthcare costs and the increased use of preventive measures and increasing focus on diet and fitness.

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

Extensive Product Selection with a Focus on Our Proprietary Brands. We believe we market the broadest product selection in the VMS industry with over 20,000 SKUs from over 400 national brands, including our best value Vitamin Shoppe and BodyTech proprietary brands. Our national brands include recognized brands such as Twinlab®, Solgar®, Country Life®, Nature’s Way® and Solaray®, and brands that are less widely distributed such as Garden of Life®, New Chapter®, and Life Extension™. Our best value Vitamin Shoppe and BodyTech branded products, with over 1,200 SKUs, offer our customers an attractive alternative to higher-priced national brands and have become an established alternative to national branded products. In 2007, Vitamin Shoppe and BodyTech branded products accounted for approximately 28% of our net sales and generated a gross margin greater than that of the national brands we sell. Our broad product offering differentiates us from our competitors and enables us to offer our customers a selection of products for their health and wellness needs that we believe is not readily available at other specialty VMS retailers, supermarkets, chain drug stores or mass merchants. In addition, our broad product offering minimizes our dependence on any one product or vendor. In 2007, no single product sub-category accounted for more than 4% of our net sales.

Premium Real Estate. We believe that our store locations are integral to our success. We target retail sites that are located in high traffic areas, have easy access and good visibility from major roadways and convenient parking. In addition, our store base is relatively young, minimizing near-term capital expenditure requirements. Our premium real estate locations serve as an effective form of new customer acquisition, thereby reducing the need for conventional advertising costs and the need to cluster stores to achieve economies.

High-Quality and Loyal Customer Base. We have a large and growing base of higher-income loyal customers who proactively manage their long-term health and wellness through the use of supplements. Typically, our customers are between 35 and 60 years old. Our Healthy Awards Program promotes brand loyalty among our customers and allows our customers to earn points redeemable for future purchases, approximately 70% of which are redeemed annually. Our Healthy Awards Program customers accounted for approximately 85% of our overall net sales in Fiscal 2007.

Value-Added Customer Service. We place a strong emphasis on employee training and customer service. We train our associates through Vitamin Shoppe University, a web-based interactive training program which includes online courses on product knowledge, customer engagement and management skills. All online courses contain “on the floor” exercises in which the associates learn from other associates, customers, and their managers. Associates are evaluated through a written test as well as supervisor observation and evaluation of the associate’s use of new skills. Through Vitamin Shoppe University, store managers complete a workshop series on management skills and our Company’s major objectives. In addition, each day, the store manager is provided a leader’s guide to train their team on product knowledge and information on the latest trends and news. Our stores and call center are staffed with highly experienced and knowledgeable associates, many of whom are regular and informed VMS consumers. To further educate our customers, our stores are equipped with “Health Notes,” a third-party health and wellness information database, as well as a library comprised of health related literature which is readily available for our customers’ use. In addition, we are continuing to offer an increased number of courses through our Vitamin Shoppe University, to provide our associates with a growing body of learning material so as to be able to provide greater assistance to our customers.

High Degree of Stable and Recurring Sales. We believe our loyal customer base results in stable and recurring sales. The vast majority of our retail sales come from repeat customers who participate in our Healthy Awards Program and purchase a wide variety of our products. Our products typically have broad consumer appeal, are purchased by consumers interested in proactively managing their long-term health and wellness and have long life cycles.

Business Strategy

We intend to continue to pursue the following key strategies to drive customer traffic and grow our sales:

•

enhance our customers’ shopping experience by continuing to offer a broad selection of VMS products and providing them with a convenient shopping experience, value-added customer service and low prices. We have begun and continue to offer more organic “Functional” foods and health-food varieties, such as breakfast foods, including high-protein oatmeal, and “Superfoods” such as green-food products. We doubled the offering in our Functional and Superfood food category from January 2005 to December 29, 2007. We review our product mix on an ongoing basis, adding SKUs in areas we believe are growing and removing items waning in popularity such as low-carb foods. As a result, we add approximately 1,500 new SKUs per year and remove approximately the same number;

•

utilize our extensive customer database to improve customer loyalty, facilitate direct marketing and increase cross-sell opportunities. In addition, over the past 24 months we have increased the number of emails sent to our customers by approximately 400% and have doubled the number of email addresses in our database, with the majority of information being obtained from our Healthy Awards information queries;

•

continue to invest in associate training and provide employees with opportunities to grow within our Company. In 2005 we held our first product education conference, attended by our store and district managers, and a large body of our vendors. We held our third conference in 2007, and it is our current plan to continue this conference as an annual event. In addition, we have increased the number of courses available through our Vitamin Shoppe University, and intend to increase them further in the coming Fiscal year;

•

increase sales of our direct business segment by enhancing the features and functionality of our Web site and providing our customers with a more personalized shopping experience. Early in Fiscal 2006 we implemented a new Web platform thereby increasing our customer tracking and marketing ability and allowing us, among other things, to track purchases by customer. In addition, we have increased our paid key word search terms approximately fourfold, and have had these search terms added to various shopping search engines; and

•

increase sales and profitability through the maturation of the 216 stores we opened since the beginning of 2003 through Fiscal 2007. In Fiscal 2007, comparable stores outperformed their business plans, resulting in a 6.2% increase in comparable store sales (a store is included in the comparable store sales calculation after 410 days of operations). The increase in our store base has increased shopping convenience to our customers, and we plan to selectively open approximately 40 to 50 new stores per year over the next few years.

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

Store Counts and Locations

We plan to open approximately 40 to 50 new stores in Fiscal 2008. The following table shows the change in our network of stores for the Fiscal Years 2003 through 2007:

	Fiscal Year
	2007	2006	2005	2004	2003
Stores open at beginning of year	306	275	234	174	128
Stores opened	36	32	41	61	46
Stores closed	(1)	(1)	—	(1)	—

Stores open at end of year	341	306	275	234	174

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

State	Stores Open at December 29, 2007
Alabama	1
Arizona	6
California	46
Colorado	6
Connecticut	7
Delaware	2
District of Columbia	1
Florida	35
Georgia	8
Idaho	1
Illinois	16
Indiana	4
Louisiana	2
Maryland	12
Massachusetts	9
Michigan	9

State	Stores Open at December 29, 2007
Nevada	2
New Hampshire	1
New Jersey	22
New York	56
North Carolina	10
Ohio	9
Oregon	3
Pennsylvania	11
Rhode Island	1
South Carolina	4
Tennessee	6
Texas	25
Vermont	1
Virginia	18
Washington	3
Wisconsin	4

Total	341

As of March 15, 2008, we leased the property for all of our 348 stores. Our typical lease terms are ten years, with one or two five-year renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for our stores, four expire in Fiscal 2008, 28 expire in Fiscal 2009, 18 expire in Fiscal 2010, 18 expire in Fiscal 2011, 31 expire in Fiscal 2012, and the balance expire in Fiscal 2013 or thereafter. We have options to extend most of these leases for a minimum of five years.

Our existing warehouse and distribution centers and corporate headquarters are consolidated into a leased, 230,000 square-foot state-of-the-art facility. The initial lease term for the facility is for 15 years, with one five-year renewal option.

We believe that all of our current facilities are in good condition and are suitable and adequate for our current and reasonably anticipated future needs.

Other

We organize our products by category enabling easy comparisons between different brands within each product sub-category, including our Vitamin Shoppe and BodyTech proprietary brands. In addition, our stores are staffed with highly experienced and knowledgeable health enthusiasts, many of whom are regular and informed VMS consumers. Our associates are trained to educate our customers about product features and assist our customers in product selection. To further educate our customers, our stores are equipped with Health Notes, as well as a library whereby our customers can freely read health related literature and purchase books for their personal libraries.

Products

We offer a broad selection of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products with over 20,000 SKUs from over 400 national brands. Our products are sold under our Vitamin Shoppe and BodyTech brand names, including Ultimate Man, Ultimate Woman and Whey Tech, and under nationally recognized third-party brand names, including Solgar®, Twinlab®, EAS® and Nature’s Way®. This variety is designed to provide our customers with a vast selection of products to fit their specific needs. Sales of our Vitamin Shoppe and BodyTech branded products account for approximately 28% of our net sales in Fiscal 2007.

Key Product Categories

Based on data collected from our merchandise systems, below is a comparison of our net merchandise sales by major product category and the respective percentage of our total net merchandise sales for the period shown:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Product Category	Dollars	%	Dollars	%	Dollars	%
Vitamins, Minerals and Herbs	$191,256	36%	$184,281	38%	$150,690	35%
Supplements and Sports Nutrition	293,928	55%	250,332	52%	231,058	53%
Other	48,511	9%	47,689	10%	50,804	12%

Total	533,695	100%	482,302	100%	432,552	100%
Delivery Revenue	4,177		3,724		3,911

	$537,872		$486,026		$436,463

Vitamins and Minerals

Vitamins and minerals are taken to maintain health, proactively to improve health and in support of specific health conditions. These products help prevent nutrient deficiencies that can occur when diet alone does not provide all the necessary vitamins and minerals our bodies need. The vitamin and mineral product category includes multi-vitamins, which many consider to be a foundation of a healthy regimen, lettered vitamins, such as Vitamin A, C, D, E, and B-complex, along with major and trace minerals such as calcium, magnesium, chromium and zinc. With over 4,000 SKUs, a wide range of potency levels and multiple delivery systems, our customers have many choices to fit their individual needs. Our vitamin and mineral products are available in tablets, capsules, vegi-capsules, softgels, gelcaps, liquids and powders.

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

Other

Our “Other” category represents all other product classifications we stock that do not fit within the previously described categories. These products include natural beauty and personal care, natural pet food, low carb foods and diet and weight management supplements. Natural beauty and personal care products offer an alternative to traditional products that often contain synthetic and/or other ingredients that our customers find objectionable. We offer over 2,000 SKUs for our other category. Our customers choose these products over more traditional products because they contain organic and natural ingredients, are produced without the use of pesticides or animal testing and are more closely aligned with the health and wellness goals of our customers. Our wide variety of diet and weight management products range from low calorie bars, drinks and meal replacements to energy tablets, capsules and liquids. Our natural pet products include nutritionally balanced foods and snacks along with condition specific supplements such as glucosamine for joint health.

Access to New Products and New Product Development

A key component of customer satisfaction is the introduction of new products. We identify customer trends through interactions with our customers, attending trade shows, contacting vendors and generally being active within the marketplace. We maintain close relationships with our third party branded manufacturers, which allows us to be at the forefront of introducing new third-party branded products within the industry. In addition, we maintain a product development group that is staffed with employees who oversee our development of new Vitamin Shoppe branded products. During the past three Fiscal years, we focused on, and will continue to focus on, developing Vitamin Shoppe branded product offerings for beauty care, condition-specific and branded blended specialty supplements (which are designed to assist with certain conditions, for example, sleep difficulties) and functional foods and beverages (offering further benefits beyond nourishment and hydration, such as additional vitamins and minerals). We are also focusing on enhancing our Vitamin Shoppe branded product offerings under our BodyTech label as we see a significant opportunity for expansion in the sports nutrition category. We incurred $1.6 million, $1.9 million and $2.0 million of research and development costs for the Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Suppliers and Inventory

Nature’s Value, Inc. is the only supplier from whom we purchased at least 5% of our merchandise during Fiscal 2007, 2006 and 2005. We purchased approximately 10%, 12%, and 13% of our total merchandise from Nature’s Value, Inc. in Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

We consider numerous factors in supplier selection, including, but not limited to, quality, price, credit terms, and product offerings. As is customary in our industry, we generally do not have long-term contracts with any supplier and most suppliers may discontinue selling to us at any time.

We strive to maintain sufficient inventory to enable us to provide a high level of service to our customers. Inventory, accounts receivable and accounts payable levels, payment terms and return policies are in accordance with standard business procedures. We maintain a distribution center which we use in conjunction with a just-in-time inventory ordering system that we use to replenish our stores based upon customer demand of a given product or products. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $165,000 to $200,000 in cost for each of our stores, a portion of which is vendor-financed, based upon agreed credit terms, with the remainder being purchased in cash. Sixty day payment terms are extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital. We believe that our buying power enables us to receive favorable pricing terms and enhances our ability to obtain high demand merchandise.

Warehouse and Distribution

Our state of the art warehouse facility provides operating space of approximately 200,000 square feet and gives us great control over supervision costs and distribution center related inventory levels. In addition, through a combination of improved technology, processes, controls and layout, we have greatly improved our pick accuracy rates and net inventory accuracy rates. We believe our facility is more than sufficient to support our growth over the near-term. We currently operate two shifts, seven days a week, and have the ability to expand our schedule and capacity to meet future demand in our facility. We use our own delivery fleet to service approximately 48 of our retail stores in New York and New Jersey, and multiple regional carriers to serve our other retail markets.

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

Our three primary suppliers for our Vitamin Shoppe and BodyTech branded products are Nature’s Values, Inc., Swiss Caps USA, and Main Street Ingredients, that together produce approximately 75% of our Vitamin Shoppe and BodyTech branded products. We have long-term relationships with two of our three largest suppliers over fifteen years. There are numerous contract manufacturers in our industry and we do not believe it would be difficult to source our products from other vendors, should all of our three primary suppliers cease providing us with supplies. Our relationships with manufacturers require that all Vitamin Shoppe and BodyTech branded products not be adulterated or misbranded under any provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the regulations promulgated thereunder. This includes, but is not limited to, compliance with applicable Good Manufacturing Practices (“GMP”). This means that ingredients in our products must be tested for identity, purity, quality, strength, and composition before being incorporated into our Vitamin Shoppe or BodyTech branded products, and that our final Vitamin Shoppe and BodyTech branded products must again be tested for identity, purity, quality, strength, and composition prior to being released. All products require a certificate of analysis, which includes certification to 100% of label claim.

We have established a standard quality control operating procedure that calls for on-site audits of our contract manufacturers’ facilities and processes, and have established an internal team that will audit each of these facilities and work with our contract manufacturers to resolve any noncompliance with dietary supplement GMP regulations. We require that our manufacturers have certificates of analysis (such as for microbe testing and label testing) and conduct annual final product testing at an independent analytical laboratory for every product manufactured for us.

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

Healthy Awards Program

Our Healthy Awards Program, which we established over 15 years ago, encourages our customers to make repeat purchases and enables us to enhance customer loyalty. The program is open to customers across our two distribution channels and is free of charge to join. Members of the program earn one point for every dollar they spend, starting with the first purchase upon joining the program. If a member accumulates over 100 points between January 1 and December 31 in a calendar year, the member will receive a special credit certificate in January of the following year to use on any single purchase made before March 31 of that year.

We utilize our Healthy Awards Program database to track customer purchasing patterns across our two business segments, analyze market and industry trends and create targeted merchandising and marketing strategies. In addition, it provides us with customer and demographic data that has been used to assist us in the selection of future store locations.

Marketing

We believe our high quality real estate is one of our primary marketing tools, as we ensure that our stores are located in high-visibility areas. We advertise by including free standing inserts in local newspapers, new store promotional mailings, mailing postcards for offerings and redemption offers and occasional television and radio advertising. We also conduct targeted marketing efforts by mailing coupons to members of our Healthy Awards Program.

We promote our Vitamin Shoppe and BodyTech branded products through our retail channel by placing the products in strategic and highly visible locations in our stores. Our retail and promotional activities promote our Vitamin Shoppe and BodyTech branded products as the “best value” brand of our in-store products.

Competition

The U.S. nutritional supplements retail industry is highly competitive and fragmented. In 2006, no single retailer accounted for more than 10% of total industry sales. Competition is based primarily on price, quality, product assortment, customer service, marketing support and availability of new products. We compete with publicly and privately owned companies which are highly varied in terms of geographical market coverage and product categories. We compete with other specialty and mass market retailers including Vitamin World®, GNC®, Whole Foods®, Costco® and Wal-Mart®, internet and mail order companies including Puritan’s Pride®, vitacost.com, Bodybuilding.com® and Doctors Trust®, and a variety of independent health and vitamin stores.

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

Trademarks and Other Intellectual Property

We believe trademark protection is particularly important to the maintenance of the recognized proprietary brand names under which we market our products. We own material trademarks or trade names that we use in conjunction with the sale of our products, including the Vitamin Shoppe and BodyTech brand names. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods including trademark and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. Our trademark, which is an indefinite lived intangible asset, was $68.2 million at December 29, 2007, $68.2 million at December 30, 2006, and $68.1 million as of December 31, 2005.

Sales from International Sources

For the last three years, less than 0.5% of our sales has been derived from international sources.

Employees

As of December 29, 2007, we had a total of approximately 1,739 full-time and 1,141 part-time employees, of whom approximately 2,349 were employed in our retail channel and 531 were employed in corporate, distribution and direct channel support functions. None of our employees belongs to a union or is a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.

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

In addition, DSHEA provides that so-called “third-party literature,” e.g. a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not “promote” a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any dissemination could subject our product to regulatory action as an illegal drug. The FDA adopted final regulations regarding GMP, in manufacturing, packing, or holding dietary ingredients and dietary supplements, authorized by DSHEA on June 25, 2007. GMP regulations require dietary supplements to be prepared, packaged and held in compliance with strict rules, and require quality control provisions similar to those in the GMP regulations for drugs. We or our third party manufacturers may not be able to comply with these new rules without incurring substantial additional expenses.

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

Legislation has been passed that imposes substantial new regulatory requirements for dietary supplements. One new law requires adverse event reporting, and some post-market surveillance requirements on the OTC and dietary supplement industries. Other legislation expected to be introduced in the current Congress could impose new requirements which could raise our costs and hinder our business.

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

As a retailer and direct marketer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury or include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. Most of our products are vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. While we attempt to manage these risks by obtaining indemnification agreements and insurance, our insurance policies may not be sufficient and/or counterparties may not satisfy their commitments to us. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our financial performance (as an example, refer to the “Legal Proceedings” section, regarding Multivitamins for Women).

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

In addition, from time to time, Congress, the FDA, the FTC or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable to us or impose more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect additional governmental regulation, when and if it occurs, would have on our business in the future. Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any such developments could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations. For example, legislation has been passed by Congress to, among other things, impose substantial new regulatory requirements for dietary supplements, including adverse event reporting, and post-market surveillance requirements, which could raise our costs and negatively impact our business. In addition, the FDA has adopted rules on GMP in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which apply to the products we distribute. These regulations will require dietary supplements to be prepared, packaged and held in compliance with stricter rules, and require quality control provisions similar to those in the drug GMP regulations. We or our third-party manufacturers may not be able to comply with the new rules without incurring additional expenses, which could be significant.

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

Our products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices our contract manufacturers and third-party manufacturers charge us for our Vitamin Shoppe and BodyTech branded products and third-party products. Raw material prices may increase in the future and we may not be able to pass on such increases to our customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In addition, if we no longer are able to obtain products from one or more of our suppliers on terms reasonable to us or at all, our revenues could suffer. We purchased approximately 10% of our total merchandise from Nature’s Value during Fiscal 2007, one of the suppliers of our Vitamin Shoppe and BodyTech branded products. Events such as the threat of terrorist attacks or war, or the perceived threat thereof, may also have a significant impact on raw material prices and transportation costs for our products.

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

Since the beginning of 2003, we have aggressively pursued new store growth by opening 216 new stores through Fiscal 2007 in existing and new markets. Historically, our new stores have reached sales that are consistent with our mature stores over the course of a three to four year period. New stores opened since the beginning of 2003, or any new stores to be opened in the future, may not achieve sales and operating levels consistent with our mature store base in this time frame or at all. The failure of our new store base to achieve sales and operating levels consistent with our mature store base on a timely basis will have an adverse effect on our financial condition and operating results.

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

The U.S. nutritional supplements retail industry is a large and highly fragmented industry. In 2007, no single industry participant accounted for more than 10% of total industry sales. We compete primarily against other specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations and mail order companies. This market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. As certain products become more mainstream, we experience increased competition for those products. For example, as the trend in favor of low carb products developed, we experienced increased competition for our low carb products from supermarkets, drug stores, mass merchants and other food companies. Increased competition from companies that distribute through retail or wholesale channels could have a material adverse effect on our financial condition and results of operations. Certain of our competitors may have significantly greater financial, technical and marketing resources than we do. In addition, our competitors may be more effective and efficient in introducing new products. We may not be able to compete effectively, and any of the factors listed above may cause price reductions, reduced margins and losses of our market share.

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

Our business could be adversely affected we are unable to successfully negotiate favorable lease terms.

As of March 15, 2008, we leased 348 stores along with our corporate headquarters and distribution facility. The store leases are generally for a term of ten years and we have options to extend most leases for a minimum of five years. Our corporate headquarters and distribution facility has a 15 year lease term with one five-year renewal. Our business, financial condition, and operating results could be adversely affected if we are unable to continue to negotiate profitable lease and renewal terms.

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

As of March 15, 2008, there were 348 retail stores open in the United States. See “Item 1 - Business—Store Counts and Locations” for additional information on the growth in our network of stores for Fiscal 2003 through 2007 and the location of our stores as of December 29, 2007. As of March 15, 2008, we leased the property for all of our 348 stores. We do not believe that any individual store property is material to our financial condition or results of operation. Of the leases for our stores, four expire in Fiscal 2008, 28 expire in Fiscal 2009, 18 expire in Fiscal 2010, 18 expire in Fiscal 2011, 31 expire in Fiscal 2012, and the balance expire in Fiscal 2013 or thereafter. We have options to extend most of these leases for a minimum of five years.

Our corporate offices, along with our warehouse and distribution center, are housed in one state-of-the-art facility. The initial lease term for the facility, entered into in Fiscal 2004, was for 15 years, with one five-year renewal option.

We believe that all of our current facilities are in good condition and are suitable and adequate for our current and reasonably anticipated future needs.

Item 3.	Legal Proceedings

Dwight Thompson v. The Vitamin Shoppe. The Company opened its first store in California in December 2002, and the Company reclassified its California store managers as non-exempt employees in January 2004. On February 25, 2005, plaintiff Dwight Thompson (“Thompson”), a former store manager, filed suit on behalf of himself and other “similarly situated” current and former California store managers and assistant store managers in the Superior Court of the State of California for the County of Orange (“Orange County Superior Court”), alleging causes of action for (1) failure to pay overtime wages; (2) unfair business practices under Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide rest and meal periods; and (5) unfair competition under Cal. Bus. & Prof. Code § 17200 et seq. (“UCL”) (the “Thompson Action”). On September 2, 2005, Thompson amended his complaint to include a representative claim for civil penalties under the Labor Code Private Attorneys General Act, Cal. Labor Code §§ 2698 et seq. (“PAGA”), also known as the California “bounty hunter” statute, which may permit Thompson to collect civil penalties on behalf of all other allegedly aggrieved employees for violations of the Labor Code and attorneys’ fees if he prevails. Almost one year later, on July 7, 2006, the same group of plaintiffs’ attorneys who were representing Thompson filed another wage and hour lawsuit against The Vitamin Shoppe based on substantively identical allegations in the Orange County Superior Court, entitled Estel v. The Vitamin Shoppe Industries Inc. (Case No. 06CC07852) (the “Estel Action”). Plaintiffs in the Estel Action were nine individuals – all of whom were already class members in the Thompson Action and in the lawsuit described below, Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. (the “Perry Action”) The parties engaged in some preliminary pre-trial discovery, until the Court stayed the Thompson and Estel Actions pending court approval of the settlement in the Perry Action described below. In December 2007, the Court lifted the stay of the Thompson and Estel Actions and in January 2008, the Court consolidated the Thompson and Estel actions. In the consolidated complaint, Plaintiffs assert nine claims for relief against the Company: (1) failure to pay overtime wages; (2) unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide meal periods; (5) failure to provide rest periods; (6) unfair competition under the UCL; (7) failure to provide itemized wage statements; (8) failure to provide wages and accrued vacation upon termination; and (9) recovery of civil penalties under PAGA. Plaintiffs purport to bring their UCL and PAGA claims as representative actions and the remaining claims on behalf of a class composed of all current and former assistant managers and managers of the Company who were employed on or after April 14, 2006 (the “Amended Thompson Action”). The Company intends to defend the Amended Thompson Action vigorously. Accordingly, as of December 29, 2007, the Company has not accrued any liabilities related to this litigation.

Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. On August 17, 2005, plaintiff Perry, a former assistant store manager, later joined by plaintiff Vitrano, a current store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations under California law, including, but not limited to, violations related to misclassification of store managers and violations with respect to providing meal and rest periods for store managers and assistant store managers. Plaintiffs’ allegations are similar to the violations alleged in the Thompson matter described above, and plaintiffs seek to bring this action on behalf of themselves and others who are “similarly situated.” On December 20, 2005, the parties engaged in mediation and the parties entered into a Memorandum of Understanding, which was followed by execution of a formal Settlement Agreement. The Company accrued $0.4 million for the proposed settlement in the last quarter of Fiscal 2005 and has deposited the same in escrow. The settlement has received final approval of the Marin County Superior Court. There has been an interlocutory appeal filed by the plaintiffs’ counsel in the Thompson action, as well as an appeal of the Courts approval of the settlement, both of which are still pending, and the period to file an appeal of the final Court approval has not expired. The $0.4 million that was accrued and deposited in escrow is the Company’s best estimate based on the information available at the time of this filing. However, circumstances in the future may alter the outcome of the proposed settlement. Accordingly, as of December 29, 2007, the Company has not accrued any liabilities related to this litigation.

Multivitamins Especially for Women Litigation. On January 19, 2007, media reports noted that an organization called Consumerlab.com had tested various nutritional supplements and found that the Company’s proprietary brand of Multivitamins Especially for Women (the “Product”) contain less calcium than specified on the product label and contain levels of lead that are above what it believes are acceptable parameters. As a precaution, the Company voluntarily ceased selling the Product pending an internal investigation and offered a full refund to those who had purchased the Product. Based upon the allegations in Consumerlab.com’s report, five purported class actions were filed against the Company, three in Federal Court in California, one in Federal Court in New Jersey and one in State Court in New Jersey, from January through March 2007. The suits allege, in various combinations, violations of the California Consumers Legal Remedies Act (“CLRA”), the California’s Unfair Competition and False Advertising Laws, the New Jersey Consumer Fraud Act, the Uniform Commercial Code and the Federal Magnusson Moss Act, common law, statutory and common law warranties, and various common law torts, on behalf of both state and national classes. The various actions seek some combination of restitution on behalf of purchasers of the Products, an injunction and attorneys fees’ and costs of litigation, and actual, treble, and punitive damages. There is no claim of personal injury in any of the actions.

The Company was served with the complaints in these cases but did not file a substantive response. Following mediation on June 11, 2007, all claims were settled on a nationwide class basis, subject to court approval. Pursuant to the settlement, all of the Federal plaintiffs dismissed their cases without prejudice (pending final court approval of the settlement) and joined as plaintiffs in the New Jersey State Court action. The settlement received preliminary Court approval on February 1, 2008. A hearing on whether the settlement should be finally approved and all claims dismissed with prejudice on a nationwide class basis will be held on June 27, 2008. The Company has signed an agreement with the contract manufacturer of the Product to fund all of the costs of the settlement up to a negotiated limit, which the Company does not believe will be exceeded. Accordingly, as of December 29, 2007, the Company has not accrued any liabilities related to this litigation.

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. One of the named products, Multivitamin Especially for Women, has not been sold by the Company since late January 2007. The Company has withdrawn certain of the other named products from the California market and has provided warnings with respect to the others pending discussions with the public prosecutors. At this time it is premature to address any potential loss as a result of these claims, or the amount or range of potential loss. As of December 29, 2007, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of the Fiscal year ended December 29, 2007, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, liquidity, or results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during our Fiscal year ended December 29, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

We have derived the selected financial data presented below from our audited consolidated financial statements for the Fiscal Years ended December 29, 2007, December 30, 2006, December 31, 2005, December 25, 2004, and December 27, 2003. Financial results for Fiscal 2005 are based on a 53-week period, while financial results for all other periods are based on a 52-week period. The selected financial information for Fiscal Years ended December 29, 2007, December 30, 2006, and December 31, 2005 presented below, should be read in conjunction with such consolidated financial statements and notes included herein and in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005	December 25, 2004	December 27, 2003
	(data presented in thousands, except for the number of stores)
Statement of Operations Data:
Net sales	$537,872	$486,026	$436,463	$387,357	$331,221
Cost of goods sold	360,346	326,523	290,243	258,223	215,009

Gross profit	177,526	159,503	146,220	129,134	116,212
Selling, general and administrative expenses	144,833	130,002	128,313	113,758	95,710

Income from operations	32,693	29,501	17,907	15,376	20,502
Extinguishment of debt and other (1)	—	(366)	11,573	—	—
Interest income	(234)	(350)	(209)	(190)	(52)
Interest expense	22,340	22,161	19,595	16,538	17,224

Interest expense, net	22,106	21,811	19,386	16,348	17,172

Income (loss) before provision (benefit) for income taxes	10,587	8,056	(13,052)	(972)	3,330
Provision (benefit) for income taxes	3,792	3,242	(5,063)	(361)	1,659

Income (loss) before cumulative effect of accounting change	6,795	4,814	(7,989)	(611)	1,671
Cumulative effect of accounting change	—	—	2,280	—	(2,366)

Net income (loss)	$6,795	$4,814	$(5,709)	$(611)	$(695)

Other Financial Data:
EBITDA (2)	$49,782	$45,649	$30,845	$38,199	$38,174
Depreciation and amortization (includes deferred rent)	18,251	16,865	24,976	25,415	22,315

Operating Data:
Number of stores	341	306	275	234	174
Net sales per store (3)	$1,355	$1,332	$1,317	$1,294	$1,394
Comparable store sales growth (4)	6.2%	6.6%	0.1%	1.8%	11.2%

Balance Sheet Data:
Working capital	$51,227	$38,286	$28,268	$27,281	$21,963
Total assets	428,283	411,620	408,601	390,460	382,336
Total debt	165,000	171,500	177,127	159,336	156,498
Stockholders’ equity	159,794	153,506	147,855	153,349	153,930

(1)	Extinguishment of debt and other for Fiscal 2005 includes $11.1 million of expenses related to the repayment of our previous debt upon our issuance of our Notes (which consists of $7.7 million of original issue discount related to the allocation of value to the warrants and Holdings Preferred Stock and $3.4 million of deferred financing costs from the previous debt), as well as $0.4 million in expense relating to our interest rate swap.
(2)

EBITDA represents, respectively, net income (loss) before provision (benefit) for income tax, interest income and expense, and depreciation and amortization, including recognition of deferred rent. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered as a performance measure prepared in accordance with GAAP, such as operating income, net income and cash flows from operating activities. We believe that EBITDA provides additional information on our operating performance and our ability to meet our future debt service, capital expenditure and working capital requirements. Furthermore, our executive compensation plans base incentive compensation payments on our EBITDA performance measured against budget. Other companies may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. The table below includes a reconciliation from net income (loss) to EBITDA. See also note (1) above for non-recurring costs that were not adjusted in the determination of EBITDA. Where referred to, this definition of EBITDA shall apply throughout the remainder of this document.

(3)	Net sales per store is calculated by dividing retail net sales by the number of stores open at the end of the period.
(4)	A store is included in comparable store sales after 410 days of operation.

The following is a reconciliation of net income (loss), as determined in accordance with generally accepted accounting principles (“GAAP”), to EBITDA (in thousands):

	Fiscal
	December 29, 2007	December 30, 2006	December 31, 2005	December 25, 2004	December 27, 2003
Statement of Operations Data:
Net income (loss)	$6,795	$4,814	$(5,709)	$(611)	$(695)
Provision (benefit) for income taxes	3,792	3,242	(5,063)	(361)	1,659
Interest expense, net (a)	22,106	21,811	19,386	16,348	17,172
Depreciation and amortization, including deferred rent (b)	17,089	15,782	22,231	22,823	20,038

EBITDA	$49,782	$45,649	$30,845	$38,199	$38,174

(a)	Interest expense, net does not include the $11.1 million of extinguishment of debt recorded in Fiscal 2005.
(b)	Excludes amortization of deferred financing fees and original issue discount, which are included in “interest expense, net” in this table.

Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash provided by operating activities:

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005	December 25, 2004	December 27, 2003
EBITDA	$49,782	$45,649	$30,845	$38,199	$38,174
Interest expense, net	(22,106)	(21,811)	(19,386)	(16,348)	(17,172)
Provision (benefit) for income taxes	(3,792)	(3,242)	5,063	361	(1,659)
Loss on extinguishment of debt	—	—	11,137	—	—
Cumulative effect of accounting change, net of tax (see Note 4)	—	—	(2,280)	—	2,366
Loss on disposal of fixed assets	80	8	—	48	—
Deferred income taxes	2,255	2,640	(5,168)	(597)	751
Deferred financing fees amortization and other	1,162	1,083	2,745	2,592	2,277
Equity compensation expense	1,562	524	—	—	—
Changes in operating assets and liabilities:
Inventories	(15,634)	(8,043)	(8,277)	(7,019)	(16,742)
Prepaid expenses and other current assets	(803)	1,074	(2,451)	(932)	359
Other non-current assets	625	(221)	—	13	(187)
Accounts payable	8,677	(1,144)	6,297	822	4,726
Accrued expenses and other current liabilities	(1,536)	238	1,472	5,953	5,370
Other long-term liabilities	346	—	—	—	—

Net cash provided by operating activities	$20,618	$16,755	$19,997	$23,092	$18,263

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K. The discussion in this section contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “intend,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including those discussed below and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A – Risk Factors.”

Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. We are second in overall sales among national vitamin, mineral and supplement specialty retailers, and offer the greatest variety of products with over 8,500 SKUs offered in our stores with an additional 11,500 SKUs available for our direct sales orders, versus 1,900 SKUs offered by our leading competitor. In addition, we operate the largest retail stores among the leading retailers in the VMS industry, which average 3,600 square feet, and are at least double that of our two leading competitors. As of March 15, 2008, we operated 348 stores located in 32 states and the District of Columbia and sell direct to consumers through our nationally circulated catalog and our Web sites, www.vitaminshoppe.com, and www.BodyTech.com. We target the dedicated, well-informed VMS consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. Within our selection of over 20,000 SKUs, we offer over 400 national brands, including our best value Vitamin Shoppe and BodyTech proprietary brands. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty VMS retailers, supermarkets, chain drug stores or mass merchants, which we believe drives customer traffic and creates a loyal customer base.

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

Sales of weight management products are generally more sensitive to consumer trends, resulting in higher volatility than our other products. Our sales of weight management products have been significantly influenced by the rapid increase and subsequent decline of products such as products containing ephedra, low carb products and Cortislim®. As a result of the ban of products containing Ephedra by the FDA in April 2004, we added new weight management products to our weight management category, such as low-carb products, Ephedra substitute products, and Cortislim®,, to offset the loss of Ephedra product sales. However, the combined demand for low carb products and Cortislim® began to decline in the fourth quarter of 2004, which we believe was due to a change in demand for low carb products and the wider availability of Cortislim® in the marketplace. Accordingly, we launched new weight management products in Fiscal 2005, and continued to launch them into Fiscal 2007, leading to an increase in sales of weight management products, while consistently experiencing a decrease in sales of low carb products since the beginning of Fiscal 2006, compared to Fiscal 2005. Moreover, as the rate of obesity increases and as the general public becomes increasingly more health conscious, we expect the demand for weight management products, albeit volatile, to continue to be strong in the near term. Accordingly, we will continue to offer the highest quality products available in this segment.

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

We believe that as the costs of healthcare continue to rise, lower-cost alternatives to prescription drugs and preventative supplementation will continue to be an option for the American consumer. According to the National Coalition on Health Care and a study by Harvard Medical School, medical spending as a percentage of GDP increased from 5% to 16% between 1950 and 2004, and is projected to reach 17.7% of GDP by 2012. As an increasing number of the population seeks to avoid costly medical issues and focuses on prevention through diet, supplementation and exercise, we expect the demand in this market segment to provide us with continued opportunities. For example, lower-cost alternatives to expensive cholesterol lowering medications such as fish oil (essential fatty acids), are experiencing increasing popularity.

According to the New Journal Delaware Online, more than 50 million adults are involved in either some sort of regular fitness program or sports activity, with over 25% of current health-club members being over the age of 55. According to the International Health, Racquet and Sportsclub Association, there has been a 3.3% increase in health club participation from 2005 to 2006, which is continuing the trend from 2001 through 2005 where there was a 20% to 25% increase in wellness program participants. Moreover, studies by the British Heart Foundation found that adults over 40 who exercise are at less than half the risk of experiencing heart disease compared to their sedentary peers, which is information we believe will further fuel this growth. We believe that the increase in our sales of sports supplements, which help with recovery and performance, is an indication of this growth, and that this will continue as fitness programs become an accepted lifestyle rather than a trend. When taken in context of the rising costs of healthcare, we believe the VMS industry as a whole stands to benefit.

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2003, we have opened 223 stores and operate 348 stores located in 32 states and the District of Columbia as of March 15, 2008.

Our stores typically require three to four years to mature, generating lower store level sales and store contribution in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin and sales per square foot. As our recently opened stores mature, we expect them to contribute meaningfully to our sales and store contribution.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important portrayal of our financial condition and results of operations, and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our financial statements, our most critical accounting policies, discussed below, pertain to revenue recognition, inventories, impairment of long-lived assets, goodwill and other intangible assets, deferred sales for our Healthy Awards Program, stock-based compensation, and income taxes. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based on judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.

Revenue Recognition. We recognize revenue upon sale of our products when merchandise is sold “over-the-counter” in retail stores or upon delivery to a direct customer, net of sales returns. To arrive at net sales, gross sales are reduced by actual customer returns and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The net amounts reserved for sales returns were $0.1 million and $0.1 million at December 29, 2007 and December 30, 2006, respectively. Sales taxes collected from customers are presented on a net basis and as such are excluded from revenue.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined using the moving weighted average method. As applied to inventories, cost means in principle the sum of the applicable expenditures and charges directly or indirectly incurred in bringing the product to its existing condition and location. Finished goods inventory includes the cost of labor and overhead required to package products. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We regularly review our inventory, including when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. These estimates require us to make assessments about the future demand for our products in order to categorize the status of such inventory items as slow moving, obsolete or in excess of need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends and competition. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation and rapid changes in demand for new and improved products or services. At December 29, 2007 and December 30, 2006, obsolescence reserves were $1.3 million and $1.3 million, respectively.

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

Deferred Sales. Our Healthy Awards Program allows customers to earn points toward free merchandise based on the volume of purchases. Points are earned each year under our Healthy Awards Program and are redeemable within the first three months of the following year or they expire. We defer sales on transactions based on estimated redemptions, which are based on historical redemption data as well as marketing efforts within the current period, and record a liability for points being earned within the current period. Net changes to deferred sales were $0.3 million, $0.4 million, and $1.0 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. The balance for the deferred sales liability was $11.2 million and $11.5 million at December 29, 2007, and December 30, 2006, respectively.

Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value method of recording stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), an amendment of FASB Statements No. 123, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is based on the volatility levels over the past 6.25 years (our expected holding period) from the average volatility of similar actively traded companies. The expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years. The simplified method was chosen as a means to determine our holding period as we currently have no historical option exercise experience due to being a privately held company. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Amounts charged to expense were $1.6 million and $0.5 million for stock-based compensation for Fiscal 2007 and Fiscal 2006, respectively. The weighted average fair value for grants for Fiscal 2007 was $13.10, and for Fiscal 2006 was $6.09. For Fiscal year 2005 regarding pro-forma information for those grants issued prior to adoption, see Note 3 to our consolidated financial statements.

Income Taxes. We provide for income taxes using the asset and liability method based on the requirements of SFAS No. 109, “Accounting for Income Taxes,” which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local state, federal or foreign statutory tax audits or estimates and judgments used.

Realization of deferred tax assets associated with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the applicable tax jurisdiction. We periodically review the recoverability of tax assets recorded on our balance sheet, and provide valuation allowances as we deem necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.

Effective December 31, 2006, we adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we recognized a cumulative-effect adjustment of $3.3 million, increasing our liability for uncertain tax positions, interest, and penalties, and reducing the December 31, 2006 balance of retained earnings as well increasing the balance of goodwill. See Note 7 to our consolidated financial statements for more information on income taxes.

Prior to 2007 and the adoption of FIN 48, reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. Subsequent to the adoption of FIN 48, we are required to recognize, at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on our income tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The tax positions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those positions. We record interest expense and penalties payable to relevant tax authorities as income tax expense.

General Definitions for Operating Results

Net Sales consist of sales, net of sales returns and deferred sales, from comparable stores and non comparable stores, as well as sales made directly to our catalog and internet customers. A store is included in comparable store sales after four hundred and ten days of operation.

Cost of goods sold includes the cost of inventory sold, costs of warehousing and distribution and store occupancy costs. Warehousing and distribution costs include freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and distribution facility, including payroll, which are capitalized into inventory and then expensed as merchandise is sold. Store occupancy costs include rent, common area maintenance, real estate taxes, and utilities.

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

Interest expense includes interest on the Notes, interest on Term Loan B, interest on the Holdco Notes and Opco Notes (each hereinafter defined), amortization of debt discount and amortization of financing costs, and interest on the revolving credit line.

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	$537,872	$486,026	$436,463
Increase in comparable store net sales	6.2%	6.6%	0.1%
Gross profit as a percent of net sales	33.0%	32.8%	33.5%
Income from operations	$32,693	$29,501	$17,907
EBITDA	$49,782	$45,649	$30,845

The following table shows the growth in our network of stores for Fiscal 2007, 2006 and 2005:

	Fiscal Year
	2007	2006	2005
Stores open at beginning of year	306	275	234
Stores opened	36	32	41
Stores closed	(1)	(1)	—

Stores open at end of year	341	306	275

Results of Operations

The information presented below is for the Fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005 and was derived from our audited consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the Fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005 as a percentage of net sales:

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.0%	67.2%	66.5%

Gross profit	33.0%	32.8%	33.5%
Selling, general and administrative expenses	26.7%	26.5%	29.0%
Related party expenses	0.2%	0.3%	0.4%

Income from operations	6.1%	6.1%	4.1%
Extinguishment of debt and other	0.0%	-0.1%	2.6%
Interest income	-0.1%	-0.1%	-0.1%
Interest expense	4.2%	4.6%	4.6%

Interest expense, net	4.1%	4.5%	4.5%

Income (loss) before provision (benefit) for income taxes	2.0%	1.7%	-3.0%
Provision (benefit) for income taxes	0.7%	0.7%	-1.2%

Income (loss) before cumulative effect of accounting change	1.3%	1.0%	-1.8%

Cumulative effect of accounting change	0.0%	0.0%	0.5%

Net income (loss)	1.3%	1.0%	-1.3%

The net sales results presented for the years ended December 29, 2007, and December 30, 2006, are each based on a 52-week period (“Fiscal 2007,” and “Fiscal 2006”), while the net sales results for the year ended December 31, 2005, are based on a 53-week period (“Fiscal 2005”).

Comparison of Fiscal 2007 with Fiscal 2006

Net Sales

Net sales increased $51.8 million, or 10.7%, to $537.9 million for Fiscal 2007 compared to $486.0 million for Fiscal 2006. The increase was the result of an increase in our comparable store sales, as well as sales from our new non-comparable stores, which were offset by a decrease in our direct sales.

Retail

Net sales from our retail stores increased $54.5 million, or 13.4%, to $462.0 million for Fiscal 2007 compared to $407.5 million for Fiscal 2006. We operated 341 stores as of December 29, 2007 compared to 306 stores as of December 30, 2006. Our overall store sales increased due to non-comparable store sales of $29.2 million, as well as an increase in comparable store sales growth of $25.3 million, or 6.2% (Comparable store sales include only those stores open more than 410 days and align with Fiscal 2006). Our overall sales increased primarily in the categories of sports nutrition, which increased by $32.1 million, or 35.3%; supplements, which increased $10.0 million, or 9.5%; herbs and homeopathic, which increased $5.3 million, or 6.7%; weight management, which increased $2.8 million, or 10.5%; and multi-vitamins, which increased $2.3 million, or 7.7%. These increases were partially offset by a decrease in the category of our books-accessories, sales of which decreased by $0.7 million to $2.0 million in Fiscal 2007 as compared to $2.7 million in 2006, comprising only 0.4% and 0.7% of our total net retail sales in Fiscal 2007 and Fiscal 2006, respectively.

The supplements category, which is among the largest selling product categories in our mix, experienced significant growth in sales of essential fatty acids, or EFAs, which were responsible for most of the increase in the supplement category in Fiscal 2007. Given the current trend in EFA consumption, and the growing number of publications and recommendations regarding the heart-health benefits of fish oils (such as by The American Heart Association and US National Institutes of Health), we expect continued

strength in sales of EFAs for the next fiscal year. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales during the Fiscal 2007, and have done so since early Fiscal 2006. We believe this is due largely to the growth in the fitness-conscious market as well as the diversity of new product introductions.

Direct

Net sales to our direct customers decreased $2.6 million, or 3.3%, to $75.9 million for Fiscal 2007 compared to $78.5 million for Fiscal 2006. This decrease was due to a decrease in our catalog sales, which we believe is the result of our continued expansion of our retail store locations and online stores, as well as the general decline in effectiveness of catalogs as a merchandising medium. This overall decrease was largely offset by an increase in our internet based sales of $4.7 million during Fiscal 2007, which was primarily due to improvements to our e-commerce platform and customer experience, as well as continued improvements in our online customer prospecting efforts.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and store occupancy costs, increased $33.8 million, or 10.4%, to $360.3 million for Fiscal 2007 compared to $326.5 million for Fiscal 2006. The components of cost of goods sold are explained below. Cost of goods sold as a percentage of net sales was 67.0% for Fiscal 2007 compared to 67.2% for Fiscal 2006.

Product costs increased $23.7 million, or 9.3%, to $279.8 million during Fiscal 2007 compared to $256.1 million for Fiscal 2006. Product costs as a percentage of net sales decreased to 52.0% in Fiscal 2007 compared to 52.7% for Fiscal 2006. The percentage decrease was largely a result of a decrease in price promotions for our products of approximately 1.2%, offset in part, by an increase in product costs of approximately 0.6% as a percentage of sales in Fiscal 2007 versus Fiscal 2006.

Warehouse and distribution costs increased $2.1 million, or 12.4%, to $18.6 million for Fiscal 2007 compared to $16.6 million for Fiscal 2006. Warehouse and distribution costs as a percentage of net sales increased to 3.5% for Fiscal 2007 compared to 3.4% in Fiscal 2006. The increase was mainly attributable to increases in shipping costs in Fiscal 2007 as compared to Fiscal 2006, as a result of rising fuel costs and shipments to greater distances as we continue to expand our geographic store base.

Occupancy costs increased $8.1 million, or 15.0%, to $61.9 million for Fiscal 2007 compared to $53.9 million for Fiscal 2006. Occupancy costs as a percentage of net sales increased to 11.5% during Fiscal 2007 compared to 11.1% for Fiscal 2006. This increase as a percentage of sales is mainly attributable to the increases in utilities and real estate tax expenses as well as a lower ratio of direct net sales, as a component of total net sales, to occupancy expenses.

Gross Profit

As a result of the foregoing, gross profit increased $18.0 million, or 11.3%, to $177.5 million for Fiscal 2007 compared to $159.5 million for Fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, and other selling, general and administrative expenses, increased $14.8 million, or 11.5%, to $143.5 million during Fiscal 2007, compared to $128.6 million for Fiscal 2006. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for Fiscal 2007 was 26.7% compared to 26.5% for Fiscal 2006.

Operating payroll and related benefits increased $5.2 million, or 10.9%, to $53.5 million for Fiscal 2007 compared to $48.2 million for Fiscal 2006. The increase is due mainly to our increase in retail locations throughout Fiscal 2007. Operating payroll and related benefits expenses as a percentage of net sales remained level at 9.9% during Fiscal 2007 compared to 9.9% for Fiscal 2006.

Advertising and promotion expenses increased $0.6 million, or 4.9%, to $13.7 million for Fiscal 2007 compared to $13.1 million for Fiscal 2006. Advertising and promotion expenses as a percentage of net sales decreased to 2.6% during Fiscal 2007 compared to 2.7% for Fiscal 2006, primarily as a result of web-based advertising initiatives, such as broadening our web platform, which began in early Fiscal 2006 and generated expenses throughout that year, but were completed well before Fiscal 2007 year-end.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $9.0 million, or 13.4%, to $76.3 million in Fiscal 2007 compared to $67.3 million for Fiscal 2006. The increase was due to an increase in depreciation and amortization of approximately $1.2 million, reflecting our expanding operation, and a increase in professional fees of $1.5 million in Fiscal 2007 as a result of legal and consulting fees which occurred in Fiscal 2007 and not in Fiscal 2006. In addition, there was an increase of $2.7 million for corporate payroll expense which was primarily due to an increase in corporate staff during 2007 to accommodate our growth; stock-based compensation expense of approximately $1.1 million, due to additional grants issued in Fiscal 2007; credit card fees, which increased by approximately $0.5 million due to our increased sales; and various employee related administrative fees of approximately $1.3 million due to our increased operations in Fiscal 2007. In addition, there was approximately $0.5 million of deferred offering fees written-off during Fiscal 2007, due to our decision not to pursue an initial public offering at this time. Other selling, general and administrative expenses as a percentage of net sales increased to 14.3% during Fiscal 2007 compared to 13.9% for Fiscal 2006, due primarily to increases in our corporate infrastructure to accommodate our growing operations.

Related Party Expenses

Related party expenses remained level at $1.4 million for both Fiscal 2007 and for Fiscal 2006 (for a detailed presentation of related party expenses, see Note 11 to our consolidated financial statements).

Income from Operations

As a result of the foregoing, income from operations increased $3.2 million, or 10.8%, to $32.7 million for Fiscal 2007 compared to $29.5 million for Fiscal 2006. Income from operations as a percentage of net sales remained level at 6.1% during Fiscal 2007 compared to 6.1% for Fiscal 2006.

Retail

Income from operations for the retail segment increased $11.3 million, or 18.9%, to $71.2 million for Fiscal 2007 compared to $59.9 million for Fiscal 2006. Income from operations as a percentage of net sales for the retail segment increased to 15.4% for Fiscal 2007 compared to 14.7% for Fiscal 2006. The increase as a percentage of net sales was primarily due to an increase in gross profit resulting from the decrease in price promotion activity in Fiscal 2007, described above in the cost of goods sold discussion. In addition, we believe as certain of our new retail markets and new stores mature, we expect to experience more efficiencies in future periods that will continue to contribute to increased profitably in our retail segment.

Direct

Income from operations for the direct segment decreased $1.0 million, or 6.5%, to $14.0 million for Fiscal 2007 compared to $14.9 million in Fiscal 2006. Income from operations as a percentage of net sales for the direct segment decreased to 18.4% for Fiscal 2007 compared to 19.0% for Fiscal 2006. This decrease as a percentage of net sales was primarily due to the 1.2% decrease in gross profit as a percentage of sales in Fiscal 2007 as compared to Fiscal 2006, as we continue to offer discounted selling prices to maintain competitiveness in the current VMS online environment. These decreases were partially offset by a 0.7% decrease in general operating expenses and payroll as a percentage of sales.

Corporate Costs

Corporate costs increased $7.2 million, or 16.0%, to $52.5 million during Fiscal 2007 compared to $45.3 million for Fiscal 2006. Corporate costs as a percentage of net sales increased to 9.8% for Fiscal 2007 compared to 9.3% for Fiscal 2006. This increase was due primarily to the increase in depreciation and amortization expense of $1.2 million, reflecting our growing operations, an increase in professional fees of $1.5 million in Fiscal 2007, an increase in corporate payroll costs of approximately $2.7 million, and various employee related administrative fees of approximately $1.3 million which occurred in Fiscal 2007 as compared to Fiscal 2006. In addition, there was approximately $0.5 million of deferred offering costs written off during Fiscal 2007, due to our decision not to pursue an initial public offering at this time.

Extinguishment of Debt and Other

Extinguishment of debt and other for Fiscal 2006 represents $0.4 million in income related to our interest rate swap for the period prior to our qualification for hedge accounting. We did not incur these expenses in Fiscal 2007.

Interest Income

Interest income decreased $116,000 to $234,000 in Fiscal 2007 compared to $350,000 for Fiscal 2006. The decrease was due to maintaining a lower balance in our interest bearing investment account throughout Fiscal 2007 as compared to Fiscal 2006.

Interest Expense

Interest expense increased $0.2 million, or 0.8%, to $22.3 million in Fiscal 2007 compared to $22.2 million for Fiscal 2006. The nominal increase was primarily attributable to an increase in interest rates in Fiscal 2007 compared to Fiscal 2006.

Provision (Benefit) for Income Taxes

We recognized $3.8 million of income tax expense during Fiscal 2007 compared to $3.2 million in Fiscal 2006. The effective tax rate for Fiscal 2007 was 35.8% compared to 40.2% for Fiscal 2006, primarily as a result changes in our blended state rate, which were offset in part, by current year adjustments to our for FIN 48 liability (see Note 7 in Notes to Consolidated Financial Statements for discussion).

Cumulative Effect of Accounting Change

There were no amounts charged to cumulative effect of accounting change in Fiscal 2007 and Fiscal 2006.

Net Income

As a result of the foregoing, we generated net income of $6.8 million in Fiscal 2007 compared to net income of $4.8 million in Fiscal 2006.

Comparison of Fifty-Two Weeks Ended December 30, 2006 and Fifty-Three Weeks Ended December 31, 2005

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

Related Party Expenses

Related party expenses decreased $0.4 million, or 24.6%, to $1.4 million during Fiscal 2006, compared to $1.8 million for Fiscal 2005. The decrease is due to reimbursed expenses that were accrued in connection with a cost savings plan prepared by a third party, but initiated and managed by BSMB, which was completed in Fiscal 2005. This decrease was offset in part by increases in management fees to BSMB, which are driven by sales, and payments made to Renaissance Brands which did not occur in Fiscal 2005 (for a detailed presentation, see Note 11 to our consolidated financial statements).

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

Provision (Benefit) for Income Taxes

We recognized $3.2 million of income tax expense during Fiscal 2006 compared to a benefit of $5.1 million in Fiscal 2005. The effective tax rate for the Fiscal year ended December 30, 2006 was 40.2% compared to 38.8% for the Fiscal year ended December 31, 2005, which was primarily the result of the release of a reserve which occurred in Fiscal 2005, offset in part, by changes in our blended state rate (see Note 7 in Notes to Consolidated Financial Statements for discussion).

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

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	December 29, 2007	December 30, 2006
Balance Sheet Data:
Cash and cash equivalents	$1,453	$1,472
Working capital	51,227	38,286
Total assets	428,283	411,620
Total debt	165,000	171,500
Stockholders’ equity	159,794	153,506

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Other Information:
Depreciation and amortization, including deferred rent	$18,251	$16,865	$24,976

Cash Flows (Used In) Provided By:
Operating activities	$20,618	$16,755	$19,997
Investing activities	(14,092)	(13,580)	(19,021)
Financing activities	(6,545)	(6,487)	923

Net (decrease) increase in cash and cash equivalents	$(19)	$(3,312)	$1,899

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

During Fiscal 2007 we spent approximately $12 million, out of the $14.1 million of total capital expenditures, in connection with our store growth and improvement plans. We opened 36 new stores during Fiscal 2007, and closed one store. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of $165,000 to $200,000 in cost for each of our stores, a portion of which is vendor-financed based upon agreed credit terms, with the remainder being purchased in cash. In addition, 60 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

We were in compliance with all debt covenants as of December 29, 2007. At December 29, 2007, we had $1.5 million in cash and cash equivalents and $51.2 million in working capital compared with $1.5 million in cash and cash equivalents and $38.3 million in working capital at December 30, 2006. The $12.9 million increase in working capital was primarily generated by an increase in net sales which funded an increase in inventories of $15.6 million, and a decrease in our revolving credit line of $6.5 million.

Cash Provided by Operating Activities

Cash provided by operating activities was $20.6 million and $16.8 million for the Fiscal years ended December 29, 2007 and December 30, 2006, respectively. This increase was primarily a result of an increase in our net income and increases in our accounts payables of $9.8 million which were offset in part by inventory expenditures of $7.6 million in Fiscal 2007 compared to Fiscal 2006.

Cash provided by operating activities was $16.8 million and $20.0 million for the Fiscal years ended December 30, 2006 and December 31, 2005, respectively. This decrease was primarily a result of an overall reduction of our accounts payables, which decreased by $7.4 million in Fiscal 2006 compared to Fiscal 2005, as a result of the timing of payment to our vendors.

Cash Used in Investing Activities

Net cash used in investing activities during Fiscal 2007 and Fiscal 2006 was $14.1 million and $13.6 million, respectively. The increase in cash used in investing activities of $0.5 million was primarily due to opening four more stores in Fiscal 2007 as compared to Fiscal 2006.

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

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $6.5 million in both Fiscal 2007 and Fiscal 2006. During Fiscal 2007, we paid down $10.5 million on our revolving credit facility, after borrowing an additional $4.0 million, as we had sufficient working capital to fund our operations.

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

New Credit Facility

On November 15, 2005 VSI entered into a new $50.0 million senior secured revolving credit facility, and VSI has the option to increase or decrease the facility size by $25.0 million, subject to certain conditions. The availability under the new credit facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and inventory of VSI and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The new credit facility provides for affirmative and negative covenants affecting VSI, Holdings and Direct. The new credit facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. Our previous credit facility had the terms as described in Note 6 in our notes to consolidated financial statements, and was replaced with our new credit facility. The credit facility has a maturity date of November 15, 2010.

We entered into an interest rate swap during December 2005 on a portion of our Notes. The fair value of the swap is marked to market quarterly, and as of December 29, 2007, the fair market value was $(2.3) million and was recorded in other long-term liabilities.

Contractual Obligations and Commercial Commitments

As of December 29, 2007, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Long-Term Debt	Interest Payments (2)	Credit Facility	Severance	Auto Leases
2008	72,528	51,944	—	20,545	—	—	39
2009	70,543	49,962	—	20,545	—	—	36
2010	69,753	49,208	—	20,545	—	—	—
2011	67,204	45,902	—	21,302	—	—	—
2012	229,834	43,532	165,000	21,302	—	—	—
Thereafter	110,106	110,106	—	—	—	—	—

	$619,968	$350,654	$165,000	$104,239	$—	$—	$75

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during Fiscal 2007. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 15.8% of our minimum lease obligations during Fiscal 2007. Offsetting these operating lease expenses is sub-lease income of approximately $0.1 million per year, which we receive for one of our store locations, that will total $0.4 million by the end of 2010.
(2)	Interest payments are based upon the prevailing interest rates at December 29, 2007, net of activity arising from our hedging activities which cease in 2011.

Severance. As of December 29, 2007 we have an aggregate contingent liability of up to $2.0 million related to potential severance payments for five executives pursuant to their respective employment agreements. We have an aggregate contingent liability of up to $1.8 million related to potential severance payments for eight employees as of December 29, 2007 following a change in control pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.

Auto Leases. At December 29, 2007, we operated five delivery vans from our distribution center that make daily deliveries to stores in New York, New Jersey and Connecticut. The terms of these leases generally run for 48 months and expire at various times through November 2009.

Excluded from the above commitments is $2.7 million of long-term liabilities related to uncertain tax positions pursuant to FIN 48, due to the uncertainty of the time and nature of resolution.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. Certain of the provisions of SFAS No. 157 are effective in the first quarter of fiscal year 2008. SFAS No. 157, as amended by FASB Staff Position 157-2, requires that the remaining provisions be made effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 and 157-2 to have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure and report selected financial assets and liabilities at fair value on an instrument-by-instrument basis, with the objective to reduce both the complexity in accounting for financial instruments and mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently. The provisions of SFAS No. 159 are effective in the first quarter of fiscal year 2008 and early adoption is permitted, provided that SFAS 157 is adopted concurrently. We do not expect the adoption to have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)),” SFAS No. 141(R) attempts to improve the relevance and comparability of the information included in companies’ financial reports regarding business combinations and their effects. The statement is effective for acquisitions occurring in fiscal years beginning on or after December 15, 2008. Currently, we cannot determine the impact, if any, the adoption will have on our financial condition, results of operations or cash flows.

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

Our market risks relate primarily to changes in interest rates. Our New Credit Facility and Notes carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statement of operations and our cash flows will be exposed to changes in interest rates. A one percentage point change in LIBOR would cause an increase to interest expense of approximately $0.2 million as the total potential increase of $1.7 million would be offset by our hedging activities described below. We historically have engaged in interest rate hedging activities related to our floating rate debt. We entered into an interest rate swap during December 2005 on a portion of our Notes, which did not originally qualify for hedge accounting under SFAS No. 133. As a result, the fair market value of the interest rate swap was marked to market at December 31, 2005, with a corresponding adjustment to extinguishment of debt and other expense. As of the end of the first quarter of 2006, the interest rate swap qualified for hedge accounting. At December 30, 2006, the fair market value of the swap was $0.6 million. At December 29, 2007, the fair market value of ($2.3) million is recorded in other long-term liabilities on the consolidated balance sheet. Of the decrease in market value of $2.9 million in Fiscal 2007, $1.8 million is recorded in comprehensive income, and $1.1 million is recorded as an adjustment to deferred tax assets.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report on Form 10-K, commencing on page 61.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15(f) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Such internal control includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance (A) that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and (B) regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2007. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that, as of December 29, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control structure, policies and procedures for the quarter ended December 29, 2007, that could significantly affect our internal control over financial reporting, or be reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table provides certain information regarding our directors and executive officers as of December 29, 2007:

NAME	AGE	POSITION
Thomas A. Tolworthy	53	Chief Executive Officer and Director
Anthony Truesdale	45	President and Chief Merchandising Officer
Michael G. Archbold	47	Chief Financial Officer and Chief Operating Officer
Cosmo La Forgia	52	Vice President, Finance
Louis H. Weiss	38	Vice President and General Manager-Direct
John H. Edmondson	62	Director
David H. Edwab	53	Director
Bernard D. Feiwus	59	Director
Douglas B. Fox	60	Director
John D. Howard	55	Director
Douglas R. Korn	45	Director
Richard L. Markee	54	Director
Richard L. Perkal	54	Director

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

Michael Archbold has served as our Chief Financial Officer and Chief Operating Officer since April 2007. Prior to joining us Mr. Archbold has served as Executive Vice President /Chief Financial and Administrative Officer of Saks Fifth Avenue from 2005 to 2007 and was scheduled to assume the post of Executive Vice President and Chief Financial Officer of Saks Incorporated on May 4, 2007. From 2002 to 2005 he served as Chief Financial Officer for AutoZone, originally as Senior Vice President, and later as Executive Vice President.

Cosmo La Forgia has served as our Vice President, Finance since September 2004. Mr. La Forgia joined our Company as Corporate Controller in January 2003. Prior to that time, Mr. La Forgia was Divisional Controller for The Home Depot, Inc. from June 1998 to December 2002.

Louis H. Weiss has served as our Vice President and General Manager- Direct since December 2006. Prior to that time, Mr. Weiss served as president for Gaiam Direct, the direct marketing unit of Gaiam Inc., in 2005 and 2006. In 2004 and 2005 he was Senior Vice President of Good Times Entertainment. In July, 2005, Good Times Entertainment filed a petition under Chapter 11 of the Federal Bankruptcy Act and was acquired by Gaiam, Inc. later that year. In 2003 and 2004 Mr. Weiss served as a strategic consultant to various online direct marketing companies. From 2000 through 2003 Mr. Weiss was with Blue Dolphin, Inc. in various executive capacities, and was President thereof at the time he left the company.

John H. Edmondson has served as a Director of VS Parent, Inc. since June 2006, and prior to that time, he served as a Director of VS Holdings, Inc. since April 2006. He has been a member of the Audit Committee of VS Parent, Inc. since July 2006. Mr. Edmondson was appointed to the Nomination and Corporate Governance Committee in January 2007. In addition to our board, Mr. Edmondson serves on the board of Cabela’s Sporting Goods, and is a member of its audit committee. Mr. Edmondson served as chief executive officer and director of West Marine, Inc., a NASDAQ retail company selling boating supplies and accessories in 38 states, Puerto Rico and Canada, from December 1998 until January 2005. Mr. Edmondson has been pursuing his personal interests since January 2005.

David H. Edwab has served as a Director of VS Parent, Inc. since June 2006 and prior to that time, he served as a Director of VS Holdings, Inc. since November 2005. He became the Chairman of the Audit Committee of VS Parent, Inc. in January 2006 (prior to June 12, 2006, of VS Holdings, Inc.) and a member of the Compensation Committee of VS Parent, Inc. in March 2006 (prior to June 12, 2006, of VS Holdings, Inc.). Mr. Edwab has served as an officer and director of Men’s Wearhouse for over 15 years, starting as Vice President of Finance and Director in 1991, serving as chief operating officer from 1993 to 1997, where he was elected President in 1997. In November 2000, Mr. Edwab joined Bear, Stearns & Co. Inc. as a Senior Managing Director, Head of the Retail Group in the Investment Banking Department. At such time, Mr. Edwab resigned as President of Men’s Wearhouse and was then named Vice Chairman of its Board of Directors. In February 2002, Mr. Edwab re-joined Men’s Wearhouse and continues to serve as Vice Chairman of its Board of Directors. In 2006 Mr. Edwab became an Operating Partner of Bear Stearns Merchant Banking. In addition, Mr. Edwab is a director of New York & Company and a director of several other private companies affiliated with BSMB. Mr. Edwab also serves as Vice Chairman of the Zimmer Family Foundation and as the managing member of David Edwab, LLC, and HCM Investments, LLC. Mr. Edwab is a Certified Public Accountant.

Bernard D. Feiwus, is senior vice president and chief operating officer of JCPenney Direct, where he oversees marketing, systems, inventory, operations, including Outlet Stores, for JCPenney’s catalog and Internet business. Mr. Feiwus joined JCPenney in 2001, having previously been president of eRewards.com. He also served as president of Brierley & Partners and spent 19 years at Neiman Marcus, including eight years as president and chief executive officer of Neiman Marcus Direct.

Douglas B. Fox has served as a Director of VS Parent, Inc. since June 2006 and prior to that time, he served as a Director of VS Holdings, Inc. since July 2005. He has been a member of the Compensation Committee of VS Parent, Inc. since March 2006 (prior to June 12, 2006, of VS Holdings, Inc.). Mr. Fox is currently President and chief executive officer of Renaissance Brands Ltd., an advisory and consulting company serving a number of private equity and venture capital firms. Mr. Fox also serves as a director to Bowne & Co., Inc., Young America Corporation, Microban International, Ltd., Totes Isotoner Corporation, Hunter Fan Company and Focus Vision International, where he sits on the compensation committee of both companies, and Precision IR. Prior to forming Renaissance Brands in 2001, Mr. Fox was Senior vice president of strategy and marketing at Compaq Computer Corporation.

John D. Howard has served as a Director of VS Parent, Inc. since June 2006 and prior to that time, he served as a Director of VS Holdings, Inc. since 2002. He is currently a Senior Managing Director of Bear, Stearns & Co. Inc. and is the chief executive officer of Bear Stearns Merchant Banking, an affiliate of Bear, Stearns & Co. Inc. Mr. Howard has been the head of the merchant banking department of Bear, Stearns & Co. Inc. since its inception in 1997. From 1990 to 1997, he was a co-CEO of Vestar Capital Partners, Inc., a private investment firm specializing in management buyouts. Previously he was a senior vice president of Wesray Capital Corporation, a private investment firm specializing in leveraged buyouts. Mr. Howard currently serves as a director of several private companies, as well as a director and member of the Corporate Governance Committee and Compensation Committee of New York & Company, Inc., and as a director of Aéropostale, Inc., both publicly traded companies.

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

Richard L. Markee has served as a Director of the Board of VS Parent, Inc., since September, 2006, and has been non-executive chairman and Director of the Board since April 2007. Mr. Markee was appointed to the Nomination and Corporate Governance Committee in January 2007. He has been the President of Babies “R” Us since August 2004 and Vice Chairman of Toys “R” Us, Inc. since May 2003. Mr. Markee also served as interim chief executive officer of Toys “R” Us, Inc. and its subsidiaries from July 2005 to February 2006. Mr. Markee served as President of Toys “R” Us U.S. from May 2003 to August 2004. From January 2002 to May 2003, he was executive vice president – president – Specialty Businesses and International Operations of Toys “R” Us. In 2006 Mr. Markee became an Operating Partner of Bear Stearns Merchant Banking. From June 2005 through July 2006, he served on the Board of Directors of The Sports Authority, Inc. From October 1999 to January 2002, he served as Executive vice president, president of Babies “R” Us and the Chairman of Kids “R” Us.

Richard L. Perkal has served as a Director of VS Parent, Inc. since June 2006, and as a Director of VS Holdings, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc. and member of the Audit Committee of VS Parent, Inc. since 2002 (prior to June 12, 2006, of VS Holdings, Inc.). Mr. Perkal was appointed to the Nomination and Corporate Governance Committee in January 2007. Mr. Perkal is currently a Senior Managing Director of Bear, Stearns & Co. Inc. and is a Partner of Bear Stearns Merchant Banking, an affiliate of Bear, Stearns & Co. Inc. Prior to joining Bear, Stearns & Co. Inc. in 2000, Mr. Perkal was a senior partner in the law firm of Kirkland & Ellis LLP where he headed the Washington D.C. corporate transactional practice, primarily focusing on leveraged buyouts and recapitalizations. Mr. Perkal currently serves as a director and member of the Corporate Governance Committee of New York & Company, Inc., a publicly traded company, as well as several private companies.

The following Directors were elected to serve as Directors of our Board subsequent to December 29, 2007.

B. Michael Becker, has served as Director of VS Parent, Inc. since January 2008. Mr. Becker was a former audit partner for Ernst & Young LLP prior to his retirement in 2006. Subsequent to his retirement in 2006 Mr. Becker began a consulting practice which currently has an arrangement with Ernst & Young LLP to provide consulting services for two of its clients in the capacity of accounting and audit. Mr. Becker served as an audit partner for Ernst & Young LLP since 1979, where he spent the entirety of his career prior to his retirement. Mr. Becker holds an MBA and is a Certified Public Accountant.

Beth M. Pritchard, has served as Director of VS Parent, Inc. since January 2008 and is currently Vice Chairman of Dean & Deluca. Ms. Pritchard joined Dean & Deluca in 2006, having previously served as President and CEO of Organized Living from 2004 until May 2005, when it filed a reorganization petition under Chapter 11 of the federal bankruptcy code and was subsequently liquidated. She also served as President and CEO of Bath & Body Works where she spent 12 years of her career helping to develop it into a specialty retail chain. Ms Pritchard has served on the board of Borders Group, Inc., and currently serves as a director and member of the finance and compensation committees of Ecolab.

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

Report of the Compensation Committee

We have reviewed and discussed the following Compensation Discussion and Analysis with management. Based on such review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 29, 2007.

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

The Compensation Committee met twice in 2007 and once in 2006. The Compensation Committee’s charter provides that it will (i) develop, approve, and report to the Board regarding the Company's overall compensation philosophy and strategy, (ii) establish corporate goals and objectives relevant to Chief Executive Officer compensation, evaluate the Chief Executive Officer's performance in light of those goals and objectives, and determine and approve the Chief Executive Officer’s compensation level based on this evaluation, (iii) review and approve the compensation structure for the other executive officers and review and approve the Chief Executive Officer’s recommendations with respect to executive officer compensation, (iv) oversee Chief Executive Officer and executive succession planning and development, and (v) make recommendations to the Board with respect to director compensation. In addition to the committee members, in the past the Chief Executive Officer, the President and Chief Merchandising Officer, the Chief Financial Officer and Chief Operating Officer, the Corporate Secretary/General counsel and the Vice President of Human Resources have attended its meetings, and other officers from the Company may be asked to attend from time to time as the committee deems appropriate. Other members of the Board of Directors have also attended the Compensation Committee’s meetings. The Compensation Committee makes reports to the full Board of Directors based on its activities and, for certain activities, such as the granting of options, the Compensation Committee will make recommendations to the full Board for approval.

General Compensation Philosophy, Objectives and Purpose

We work to attract and retain proven, talented, industry executives who we feel will help to put us in the best position for continued growth and to meet our Company’s objectives. We attempt to recruit executives with retail or other experience that we believe is transferable to our business with the expectation that they will share their knowledge to create and manage a large successful retail organization. We strive to provide our named executive officers with a compensation package that is competitive for a given position in our industry and geographic region. The purpose of our executive compensation program is to provide incentives for our executives to meet or exceed expectations, and to meet specific individualized goals. We believe our compensation objectives are achieved through a combination of base salary, annual bonus, equity compensation and other benefits. With the exception of equity, or stock-based compensation, all compensation is paid in cash.

Though we are currently not a publicly-owned company, our stock-based compensation provides a means for our executives to obtain a degree of ownership of our Company, through ownership in our parent company, VS Parent, Inc., and therefore align corporate and individual goals. The issuance of equity compensation is generally not based on performance but rather a component of each officer’s initial compensation offering package, which are described below in the narrative accompanying the Summary Compensation Table. As bonuses are based on both individual and company-wide performance and objectives, we offer a market-competitive base salary for the executive position so as to mitigate the volatility we may experience with regards to overall performance and objectives. It is our philosophy that bonuses are to be used to provide an added incentive to meet additional objectives which exceed ordinary expectations and not as salary itself.

Compensation Benchmarking

Review of External Data

In Fiscal 2004, and continuing into Fiscal 2005, we retained the services of an outside compensation consulting firm, Compensation Resources, Inc., to assess the market ranges of total compensation for our executive positions. We did not employ these or any similar services to review total compensation in Fiscal 2006 or Fiscal 2007. In determining our executives’ total compensation packages in 2004 and 2005, we targeted a market-competitive level of the total compensation value of a comprehensive benchmark market analysis, performed by Compensation Resources, Inc., which utilized fifteen benchmark surveys covering both retail and non-retail positions. The Compensation Committee plans to review the total compensation package not less frequently than annually based upon the recommendations of the Chief Executive Officer and such outside consultants as the Compensation Committee may deem appropriate. We determined, and continue to believe, that we should be market competitive with compensation and should align our compensation packages with our business goals and objectives. However, we strongly believe in engaging the best talent in critical functions, and this may entail negotiations with individual executives who have significant compensation and/or retention packages in place with other employers. In order to attract such individuals, the Compensation Committee may from time to time determine that it is in the Company’s best interests to negotiate compensation packages that deviate from the general principle of targeting a market-competitive compensation package, including compensating an executive for bonuses and/or other incentives that the executive may forfeit upon leaving a prior position. Similarly, the Compensation Committee may determine to provide compensation outside of the normal cycle to certain individuals to address retention issues.

In December 2006 the Compensation Committee engaged The Hay Group for the purpose of reviewing the Company’s bonus program (as described below in “Elements of Compensation”). The Hay Group was chosen as they conduct an annual survey of total compensation in the retail industry covering over 70 companies. Based upon the results of their review, the Compensation Committee recommended to the Board, and the Board adopted, certain revisions to the Company’s bonus plan for fiscal year 2007 and subsequent years, including revisions to the target bonus percentage for our named executive officers who are vice presidents, and a revised payout formula for exceeding or failing to achieve the Company’s target objectives by a predefined amount. Based upon a review of the compensation arrangements discussed below, we believe that the value and design of our executive compensation program adequately addresses our goals and compensation philosophy.

Elements of Total Compensation

Components of our executive compensation are as follows:

Base Salary. Base salary for our executives is determined based on the specific level of the executive, responsibilities of a position, and certain benchmarking and labor market factors. Generally, the goal is to achieve a salary that is competitive with the salary for similar positions in similar industries within our Company’s geographic region. We believe we offer market-competitive base salaries for executives in similar positions with similar responsibilities at comparable companies so as to mitigate the volatility we may experience with regard to overall Company performance and objectives. Salaries are reviewed during the annual review process when an increase, if any, is determined. Any increase in salary for the named executive officers is subject to Compensation Committee approval. In addition, base salaries may be adjusted, on occasion at the Compensation Committee’s discretion, to realign a particular salary or salaries with current market conditions.

Annual Bonus. It is our philosophy that bonuses are to be used to provide an added incentive to meet additional objectives which exceed ordinary expectations. For Fiscal 2006, the target bonuses were 100% of base salary for the Chief Executive Officer, 50% of base salary for the President and Chief Merchandising Officer, and 25% of base salary for the other named executive officers. Based upon the recommendation of the Hay Group, for 2007 the target bonus for each other named executive officer was increased to 30% of his base salary. Upon the hiring of the Chief Financial Officer and Chief Operating Officer in 2007, the Compensation Committee determined that the target bonus for this position should be 50% of base salary. With the exception of our Chief Executive Officer, whose annual bonus is established by the Compensation Committee in a manner consistent with his employment contract, annual bonuses are determined based on the guidelines of our Management Incentive Plan (“MIP”). Pursuant to his employment agreement, the Chief Executive Officer’s target bonus is 100% of his base salary.

In 2007, the Compensation Committee determined that the Chief Executive Officer earned 85% of his target bonus and each other named executive officers earned 100% of his target bonus. This resulted in a payout to the Chief Executive Officer of 85% of his base salary; to each of the President and Chief Merchandising Officer and the Chief Financial Officer and Chief Operating Officer of 50% of his base salary; and to the Vice President of Finance of 30% of his base salary. The Vice President and General Manager –Direct received an aggregate bonus of 30% of his base salary, consisting of the guaranteed bonus provided for in his employment contract and a portion of the Company’s MIP bonus. In 2006 our Company’s financial performance was such that the Chief Executive Officer earned 100% of his target bonus and all other named executive officers earned 130% of their target bonus. This resulted in a payout to the Chief Executive Officer of 100% of his base salary; to the President and Chief Merchandising Officer of 65% of his base salary; and to each other named executive officer who worked for the Company that year of 32.5% of his base salary.

The MIP is a cash-based, pay-for-performance annual incentive plan which was adopted in December 2004. The MIP allows for a range of cash awards based on the participant’s base salary, level of employment, our operating results and individual objectives. Individual objectives are established by the employee’s supervisor and the Chief Executive Officer. The annual bonus for all participants in the MIP is based upon a combination of Company-wide (75%) and individual (25%) objectives, subject to the Committee’s discretion to award lesser amounts to individual executives based upon performance and the recommendation of the Chief Executive Officer. Under the MIP, awards will be calculated and paid after our financial results have been reviewed, at which time the cash awards are processed and paid before March 15th of the following year. In order to maintain the tax deductibility of payments under the MIP in the year accrued, the Compensation Committee has authorized the payment of the bonus based upon unaudited financial data which is discussed by the Chairman of the Compensation Committee with the Company’s outside auditors. The Compensation Committee plans to review the plan periodically, and present any proposed changes to the Board.

The formula below provides an illustration as to how the annual bonus award pursuant to the MIP is calculated.

Annual Compensation × Participant’s Target Bonus × Corporate Multiplier = MIP Award

Annual Compensation. Annual Compensation is the participant’s compensation for the fiscal year for which the bonus is being paid.

Participant’s Target Bonus. Each position has a target bonus, which is a percentage of the individual’s base salary. The target bonus for the Chief Executive Officer was established pursuant to his employment contract at 100% of his base salary. In 2007, these target objectives were 50% for the both the President and Chief Merchandising Officer, and Chief Financial Officer and Chief Operating Officer, and 30% for the other named executive officers. The participant’s target bonus is divided into two components: corporate objectives, which aggregate to 75% of the participant’s target bonus, and individual objectives, which aggregate to 25% of the participant’s target bonus.

The Corporate Objectives. The corporate performance objective(s) are established each year by the Compensation Committee and Board as part of the budgeting process. Each year, corporate objective(s) are reviewed by the Compensation Committee and approved by our Board. To date, the corporate objectives have always been financial, although the Compensation Committee may in the future designate objectives that include both financial (objective) criteria and/or subjective criteria. In Fiscal 2004 and prior years, if the target Company performance objective was not satisfied, there was no bonus payout for any eligible participant. As of Fiscal 2005, the MIP was revised so that individuals would be paid a bonus based upon the satisfaction of their individual objective(s), even if the corporate objective were not satisfied.

Individual Objectives. The individual component of the bonus is customized to each individual’s position at the Company. In 2006 a named executive officer could satisfy some of his individual performance objectives even if the Company did not satisfy its performance objectives and receive a bonus payment under the MIP. Effective for the 2007 fiscal year the MIP was further revised, and if our Company does not achieve 95% of its Company performance objective, individual performance bonuses will not be paid.

Corporate Multiplier. In Fiscal 2006 and prior, the MIP provided that if the corporate performance objective was exceeded, there would be an increase in the bonus payout based upon step increments. Beginning in Fiscal 2007, the bonus payout ranged from 50% to 150% of the participant’s target bonus based upon the achievement of certain corporate performance objectives. In addition, we have also determined that for Fiscal 2007 and subsequent years, if we attain between 95% and 100% of the corporate performance objectives, but if we do not show improvement in the operating (non-sales) components of our business, there will be no payments under the MIP.

For all but the Chief Executive Officer, our Company’s 2007 corporate performance met but did not exceed the established corporate performance objectives and each named executive officer other than the Chief Executive Officer received a bonus equal to 100% of his target bonus. In 2007 our performance was such that the Chief Executive Officer earned a bonus equal to 85% of his target bonus, which is 85% of his salary.

Individual Bonus Plans. On occasion, we have determined that it is desirable to adopt an individualized bonus plan for certain executives in order to entice them to leave alternate employment. We adopted such a plan for Mr. Weiss, our Vice President and General Manager -Direct, which is more fully set forth in his employment agreement, described in the narrative accompanying the Summary Compensation Table.

Long-term Incentive Compensation. Granting stock options encourages our executives to focus on our Company’s future success. Our parent company, VS Parent, Inc., issues grants for stock options under the Amended and Restated 2006 Stock Option Plan of VS Parent, Inc. (the “2006 Plan”). The predecessor plan was the 2002 Stock Option Plan of VS Holdings, Inc., which was converted in June 2006 in connection with the formation and merger of VS Parent, Inc. Our named executive officers and certain outside directors participate in the 2006 Plan. The number of grants recipients receive is generally based on their particular position within the Company. In the case of certain named executive officers the number of options was a negotiated part of their individual employment packages, which are detailed in the “Grants of Plan Based Awards” discussion. All grants to officers require the approval of our Board.

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

For Fiscal 2007 we did not have a pension program for our employees.

We adopted a deferred compensation plan in Fiscal 2007 for senior level employees. The authorization for such plan prohibits any Company contributions on behalf of any officer (other than the voluntary election to defer the payment of a portion of such individual’s salary) without further Compensation Committee authorization. There were no Company contributions authorized during Fiscal 2007.

Compensation Recovery Policies

Recoupment of Certain Sign-on/Relocation Bonuses. The employment agreement with our President and Chief Merchandising Officer provides that if he resigns his employment within the first two years of his commencement date of April 2006, he will reimburse the Company for the relocation costs provided at the time of his hire.

Ownership Guidelines

Share Retention Guidelines. In October 2002, our Chief Executive Officer, Mr. Thomas Tolworthy, borrowed the sum of $1.5 million dollars on a partial recourse basis from VS Holdings, Inc. to assist with the purchase of 75,750 shares of the Company’s common stock and 9,343 shares of preferred stock so that the Chief Executive Officer had an aggregate level of ownership appropriate to his position. The note bears interest at 3.06% and of the $1.5 million borrowed the Company has recourse on $375,000. VS Holdings, Inc. has since assigned the note evidencing this debt to VS Parent, Inc. At the time the Company was organized, Mr. Tolworthy, who was then the President and Chief Operating Officer of the Company, purchased his current interest in the equity of the Company. To date, we have not established any guidelines that would require any of our named executive officers to own stock in VS Parent, Inc.

We currently have no trading policies as our stock is presently not offered to the public. All of the stock is subject to the terms and provisions of that certain Amended and Restated Securityholders Agreement by and among all of our shareholders.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $ (1)	Non-Equity Incentive Plan Comp $	All Other Compensation $	Total $
Thomas Tolworthy Chief Executive Officer	2006	475,000	475,000	—	—	—	24,562	974,562
	2007	506,214	425,000	—	—	—	26,335	957,549

Michael Archbold (2) Chief Financial Officer and Chief Operating Officer	2006 2007	— 320,192	225,000	— —	— 3,875,281	— —	— 263	— 4,420,736

Anthony N. Truesdale (2) President and Chief Merchandising Officer	2006 2007	337,500 471,154	292,500 235,577	— —	2,238,429 —	—	158,125 11,818	3,026,554 718,549

Cosmo La Forgia VP, Finance	2006 2007	254,000 267,661	82,550 80,160	— —	— 11,715	—	18,239 10,315	354,789 369,851

Louis Weiss VP, General Manager—Direct	2006 2007	— 295,385	— 90,000	— —	354,565 —	—	— 413	354,565 385,798

(1)	The value of option awards granted to our named executive officers has been estimated pursuant to requirements under SFAS No. 123(R) for grants issued subsequent to December 31, 2005, and SFAS No. 123 for those granted prior to January 1, 2006. All grants issued to Mr. Tolworthy and those grants issued to Mr. La Forgia prior to 2007, were valued under SFAS No. 123, as they were granted prior to the adoption of SFAS No. 123(R), and thus have not been recorded as compensation expense in our consolidated financial statements. The remainder were valued under SFAS No. 123(R), as they were granted subsequent to the adoption of SFAS No. 123(R), and as such have been recorded as compensation expense in our consolidated financial statements. The assumptions used for estimating the fair value for those compensatory grants, are outlined in Note. 4 to our financial statements. The weighted average fair value of our options granted during Fiscal 2007 and Fiscal 2006 calculated pursuant to SFAS No. 123(R), was $13.10 and $6.09, respectively. See Note 3, “Critical Accounting Policies — Stock-Based Compensation.” for a further discussion.
(2)	Mr. Archbold's Fiscal 2007 compensation represents amounts earned commencing in April 2007, his month of hire, through December 2007. Mr. Truesdale’s Fiscal 2006 compensation represent amounts earned commencing in April 2006, his month of hire, through December 2006. These amounts do not represent a full year’s compensation.

Perquisites Table

		Mr. Tolworthy	Mr. Archbold	Mr. Truesdale	Mr. La Forgia	Mr. Weiss
Car Allowance (1)	2006	$12,000			$7,200
	2007	12,000

Life Insurance Premiums (2)	2006	540		360	540
	2007	450	263	450	450	413

Relocation Allowance	2006			82,500
	2007

Severance/Re-org	2006
	2007

401(k) Company Contribution	2006	12,022			10,499
	2007	13,885		11,368	9,865

Miscellaneous (3)	2006			75,265
	2007

Totals	2006	$24,562	$—	$158,125	$18,239	$—
Totals	2007	$26,335	$263	$11,818	$10,315	$413

(1)	Mr. La Forgia's car allowance was integrated into his salary beginning in 2007.
(2)	The amounts shown represent premiums paid by the Company on behalf of the Executive.
(3)	Represents the grossed-up taxes paid on relocation allowance

Employment Agreements

As of December 29, 2007, all of our named executive officers were employed with us pursuant to written employment agreements.

Mr. Tolworthy. Mr. Tolworthy’s employment agreement, executed in 2002 and as subsequently amended and restated, sets forth a five year term (the “Initial Term”) and automatic renewal for successive one year periods unless either Mr. Tolworthy or the Company notifies the other of intent not to renew the agreement. The agreement provides for an annual base salary and an annual bonus based on achievement of Company performance objectives. Mr. Tolworthy’s agreement provides for severance payments upon termination of his employment without “cause” (as such term is defined in the agreement) conditioned upon Mr. Tolworthy delivering a general release in favor of the Company. The severance provisions provide that Mr. Tolworthy will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary through the earlier of (x) twelve months after the date of termination and (y) the last day of either the Initial Term or the renewal term, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) a pro rata amount of bonus for the calendar year in which employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer. If Mr. Tolworthy resigns his employment due to a “change of control” of the Company followed within 12 months by a material adverse change in status (as such terms are defined in the agreement), the severance provisions provide that he will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary for twelve months after the date of termination, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) $100,000 and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer. The agreement was amended in 2007 to extend the base term for an additional three years and to modify the structure of Mr. Tolworthy’s bonus to receive 120% of his base salary provided he meets or exceeds specified performance targets.

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

Mr. Archbold. Mr. Archbold’s employment agreement, dated April 16, 2007, sets forth a three year term (the “Initial Term”) and automatic renewal for up to three successive one year periods unless either Mr. Archbold or the Company notifies the other of intent not to renew the agreement. The agreement provides for an annual base salary and an annual bonus based on achievement of Company performance objectives. Mr. Archbold’s agreement provides for severance payments upon termination of his employment without “cause” (as such term is defined in the agreement) conditioned upon Mr. Archbold delivering a general release in favor of the Company. The severance provisions provide that Mr. Archbold will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary through the earlier of (x) twelve months after the date of termination and (y) the last day of either the Initial Term or the renewal term, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if he has worked for the Company for at least six months during such year, a portion of bonus for the calendar year in which employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer. If Mr. Archbold resigns his employment due to a “change of control” of the Company followed within twelve months by a material adverse change in status (as such terms are defined in the agreement), the severance provisions provide that he will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary for twelve months after the date of termination, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if he has worked for the Company for at least six months during such year, a portion of the bonus for the calendar year in which employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer.

Mr. La Forgia. Mr. La Forgia’s employment agreement was amended on March 6, 2008. The agreement has a term that expires on June 11, 2010 and sets forth an annual bonus based on achievement of Company and individual performance objectives. Mr. La Forgia’s agreement provides for severance payments upon termination of his employment without “cause” or his resignation due to an adverse change in status (as such terms are defined in the agreement) conditioned upon Mr. La Forgia delivering a general release in favor of the Company. The severance provisions provide that Mr. La Forgia will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary through the later of (1) twelve months after the date of termination, or through June 11, 2009, whichever is later, and (2) the expiration of the term of the agreement on June 11, 2010, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if he has worked for the Company for at least six months during such year, a portion of his bonus for the calendar year in which his employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer. If Mr. La Forgia resigns his employment due to a material adverse change in status (as such term is defined in the agreement), the severance provisions provide that he will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary through the later of (A) twelve months after the date of termination or through June 11, 2009, whichever is later, and (B) the expiration of the term of the agreement of June 11, 2010, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if he has worked for the Company for at least six months during such year, a portion of the bonus for the calendar year in which employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer.

Mr. Weiss. Mr. Weiss’s employment agreement, dated January 15, 2007, sets forth a three year term (the “Initial Term”) and automatic renewal for up to three successive one year periods unless either Mr. Weiss or the Company notifies the other of intent not to renew the agreement. The agreement provides for an annual base salary, with a guaranteed increase of $50,000 after one year of employment, and an annual bonus based on achievement of Company performance objectives, as well as an additional guaranteed bonus for 2007 not subject to the terms of the standard annual performance-based plan. Mr. Weiss is also entitled to an additional bonus equal to 5% of the incremental EBIDTA related to the Company’s Direct business, the amount of which shall be reduced by the additional guaranteed bonus. In addition, Mr. Weiss will be granted an additional 24,000 stock option grants effective January 1, 2008. Mr. Weiss’s agreement provides for severance payments upon termination of his employment without “cause” (as such term is defined in the agreement) conditioned upon Mr. Weiss delivering a general release in favor of the Company. The severance provisions provide that Mr. Weiss will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary through the earlier of (x) twelve months after the date of termination and (y) the last day of either the Initial Term or the renewal term, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if he has worked for the Company for at least six months during such year, a portion of bonus for the calendar year in which employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer. If Mr. Weiss resigns his employment due to a material adverse change in status (as such term is defined in the agreement), the severance provisions provide that he will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary for twelve months after the date of termination, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if he has worked for the Company for at least six months during such year, a portion of the bonus for the calendar year in which employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer.

        Grants of Plan Based Awards

We award equity grants under the VS Parent 2006 Stock Option Plan, as amended. The plan provides for grants of stock options to certain of our directors, officers, consultants and employees of VS Parent, and VS Holdings and its subsidiaries. The plan is administered by the Board of Directors of VS Parent. A total of 2,046,041 shares of common stock of VS Parent were available for issuance under the plan as of December 29, 2007 in four separate tranches consisting of Tranche A Options, Tranche B Options, Tranche C Options and Tranche D Options. As of December 29, 2007, options to purchase 1,883,882 shares of common stock were outstanding under the plan. The stock options are generally exercisable at no less than the fair market value on the date of grant. Generally, options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The stock options have a maximum term of 10 years. Vested grants are exercisable 30 days from the date of termination of employment without cause. There are no additional factors affecting ability to exercise other than the general vesting terms.

The following table details the stock option grants to the named executive officer that are outstanding at December 29, 2007:

Grants of Stock Based Awards

Name	Grant Date	Number of Option Awards	Exercise Price of Awards ($/sh)
Thomas Tolworthy	11/27/2002	204,604	10.00
	11/27/2002	68,201	20.00
	11/27/2002	68,201	25.00
	11/27/2002	68,201	30.00

Michael Archbold	4/16/2007	200,000	23.80
	4/16/2007	50,000	25.00
	4/16/2007	50,000	30.00

Anthony Truesdale	4/2/2006	195,626	11.47
	4/2/2006	65,208	20.00
	4/2/2006	65,208	25.00
	4/2/2006	65,208	30.00

Cosmo La Forgia	7/1/2003	18,414	10.00
	7/1/2003	6,138	20.00
	7/1/2003	6,138	25.00
	7/1/2003	6,138	30.00
	2/25/2007	500	20.00
	2/25/2007	500	25.00
	2/25/2007	500	30.00

Louis Weiss	12/29/2006	24,000	14.33
	12/29/2006	8,000	20.00
	12/29/2006	8,000	25.00
	12/29/2006	8,000	30.00

The table below outlines the vesting details of outstanding options at December 29, 2007:

Outstanding Equity Awards at December 29, 2007

Name	Number of Shares Underlying Unexercised Options Exercisable (#)	Number of Shares Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Thomas Tolworthy	204,604	—	10.00	11/27/2012
	68,201	—	20.00	11/27/2012
	68,201	—	25.00	11/27/2012
	68,201	—	30.00	11/27/2012

Michael Archbold	—	200,000	23.80	4/29/2017
	—	50,000	25.00	4/29/2017
	—	50,000	30.00	4/29/2017

Anthony Truesdale	48,907	146,720	11.47	4/1/2016
	16,302	48,906	20.00	4/1/2016
	16,302	48,906	25.00	4/1/2016
	16,302	48,906	30.00	4/1/2016

Cosmo La Forgia	18,414	—	10.00	7/1/2013
	6,138	—	20.00	7/1/2013
	6,138	—	25.00	7/1/2013
	6,138	—	30.00	7/1/2013
	—	500	20.00	2/24/2017
	—	500	25.00	2/24/2017
	—	500	30.00	2/24/2017

Louis Weiss	6,000	18,000	14.33	12/29/2016
	2,000	6,000	20.00	12/29/2016
	2,000	6,000	25.00	12/29/2016
	2,000	6,000	30.00	12/29/2016

Option Exercise and Stock Vested

There were no stock options exercised during Fiscal 2007 by our executives. We do not award stock grants.

Pension Benefits

We currently do not have a pension program for our employees.

Nonqualified Deferred Compensation

We did not have a nonqualified deferred compensation program for our employees during Fiscal 2006. During Fiscal 2007 we adopted a nonqualified deferred compensation plan for senior level employees. The authorization for such plan prohibits any Company contributions on behalf of any officer (other than the voluntary election to defer the payment of a portion of such individual’s salary) without further Compensation Committee authorization. There were no Company contributions authorized during Fiscal 2007.

Director Compensation

We had nine directors at December 29, 2007. During Fiscal 2007, we had five Directors who received compensation. Messrs. Howard, Perkal and Korn, who are executives with BSMB, do not receive any compensation for their services on our Board. Similarly, Mr. Tolworthy, who also serves as a director, does not receive any compensation for his services on our Board. We offer to each other member of our Board $5,000 per quarter, $1,000 for each quarterly Board meeting attended, and $1,000 per each Board committee meeting attended. In addition, those other directors are each issued 15,000 stock-option grants upon acceptance of their offer as Director. These grants are subject to the same terms as those of every Vitamin Shoppe employee as described in 2006 Plan narrative.

The following table details the compensation paid to our Directors in Fiscal 2007:

Director Compensation Table

Name	Total ($)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)
John H. Edmondson	49,011	28,000	—	21,011	—	—
David H. Edwab	30,000	30,000	—	—	—	—
Bernard D. Feiwus	26,212	12,000	—	14,212	—	—
Douglas B. Fox	26,000	26,000		—	—	—
John D. Howard	—		—	—	—	—
Douglas R. Korn	—	—	—	—	—	—
Richard Markee	46,725	24,000	—	22,725	—	—
Richard L. Perkal	—	—	—	—	—	—

Mr. Edmondson attended four quarterly meetings and four committee meetings throughout Fiscal 2007. In 2006 Mr. Edmondson was granted 15,000 stock options in accordance with our standard director compensation agreement at a weighted average exercise price of $18.16.

Mr. Edwab attended four quarterly meetings and six committee meetings throughout Fiscal 2007. In 2005 Mr. Edwab was granted 15,000 stock options in accordance with our standard director compensation agreement at a weighted average exercise price of $18.85. There was no expense related to these grants in Fiscal 2007 as they were granted prior to the adoption of SFAS No. 123(R).

Mr. Feiwus attended two quarterly meetings in Fiscal 2007. In 2007 Mr. Feiwus was granted 15,000 stock options in accordance with our standard director compensation agreement at a weighted average exercise price of $25.36.

Mr. Fox attended four quarterly meetings and two committee meetings throughout Fiscal 2007. In 2005 Mr. Fox was granted 15,000 stock options in accordance with our standard director compensation agreement at a weighted average exercise price of $19.10. There was no expense related to these grants in Fiscal 2007 as they were granted prior to the adoption of SFAS No. 123(R).

Mr. Markee attended four quarterly meetings in Fiscal 2007. In 2006 Mr. Markee was granted 15,000 stock options in accordance with our standard director compensation agreement at a weighted average exercise price of $18.61. Mr. Markee also serves as non-executive Chairman of the Board of Directors.

Potential Payments Upon Termination or Change in Control

Mr. Tolworthy’s employment agreement provides that if within the twelve-month period following a change in control there is a material adverse change in his functions, duties or responsibilities without his consent and he elects to terminate his employment, we are obligated to make severance payments equal to his base salary for up to a year from the date of termination, paid quarterly; to pay any unpaid bonus for the year prior to termination; and to pay a $100,000 bonus payment in the year of termination. The employment agreements of our President and Chief Merchandising Officer and of our Chief Financial Officer and Chief Operating Officer provide that if within the twelve-month period following a change in control there is a material adverse change in the executive’s functions, duties or responsibilities without the consent of the executive and the executive elects to terminate his employment, we are obligated to make severance payments equal to such executive’s base salary for up to a year from the date of termination, paid weekly; to pay any unpaid bonus earned in the year prior to termination; and to pay a pro-rated portion of annual bonus in the year of termination if the executive worked for six months or longer within that year. The employment agreements of our other named executive officers provide that if there is a material adverse change in the executive’s functions, duties or responsibilities without the consent of the executive and the executive elects to terminate his employment, we are obligated to make severance payments equal to such executive’s base salary for up to a year from the date of termination, paid weekly; to pay any unpaid bonus earned in the year prior to termination; and to pay a pro-rated portion of annual bonus in the year of termination if the executive worked for six months or longer within that year. In addition to cash payments, all named executive officers are eligible for continued participation in all life, health, and disability and similar insurance plans with the same provisions as every Company employee for up to twelve months.

Cash Severance
Thomas Tolworthy	$600,000
Anthony Truesdale	475,000
Michael Archbold	450,000
Cosmo La Forgia	267,200
Louis Weiss	300,000

The foregoing does not include any severance payments on account of bonuses that can not be determined at this point in time.

We are not obligated to make any cash payment or provide continued benefits to the named executive officers, other than certain vested retirement plans, if their employment is terminated by us for cause or by the executive without cause.

In addition to cash payments and insurance continuation, pursuant to our 2006 stock option plan, all unvested outstanding stock option grants vest immediately upon a change in control. Messrs. Archbold, Truesdale, La Forgia, and Weiss hold options that would vest upon any change in control, all of which are compensatory options which would impact our statement of operations. Accordingly, assuming a change in control were to take place on January 1, 2008, the unamortized stock option expense relating to the following individuals would be charged to the Company’s statement of operations immediately following the change in control:

Value of Accelerated Equity Awards(1)
Anthony Truesdale	$1,280,612
Michael Archbold	$3,237,479
Cosmo La Forgia	$9,362
Louis Weiss	$257,526

Employee Benefit Plans

Our employees, including our named executive officers, are entitled to various employee benefits. These benefits include the following: medical and dental care plans; flexible spending accounts for healthcare; and life and disability insurance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 29, 2007 information concerning the beneficial ownership of the capital stock of our parent VS Parent, Inc. by:

•	each holder of more than 5% of any class of voting stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership is based upon 7,617,000 shares of VS Parent, Inc. common stock and 79,860 shares of our preferred stock outstanding as of December 29, 2007. Each of the persons set forth below has sole voting power and sole investment power with respect to the shares set forth opposite his or her name, except as otherwise noted. Unless otherwise noted, the address of each stockholder is c/o Vitamin Shoppe, 2101 91st Street North Bergen, NJ 07047. The following table includes shares of VS Parent, Inc. common stock issuable within 60 days of December 29, 2007 upon the exercise of all options and other rights beneficially owned by the indicated person on that date.

NAME OF BENEFICIAL OWNER	COMMON STOCK BENEFICIALLY OWNED	PERCENT OF CLASS		PREFERRED STOCK BENEFICIALLY OWNED	PERCENT OF CLASS
BSMB/Vitamin, LLC (1)	6,092,000	80.0%		60,920	76.3%
Horowitz Family (2)	750,000	9.8%		7,500	9.4%

Executive Officers and Directors:
Thomas A. Tolworthy	559,207	7.0%		1,500	1.9%
Anthony N. Truesdale	97,812	1.3%		—	—
Michael Archbold	—	—		—	—
Cosmo La Forgia	37,203		*	—	—
Ronald M. Neifield	43,665		*	—	—
Louis Weiss	12,000		*	—	—
John D. Howard (1)	6,092,000	80.0%		60,920	76.3%
David H. Edwab	7,500		*	—	—
Richard L. Perkal (3)	—	—		—	—
Douglas R. Korn (4)	—	—		—	—
Douglas B. Fox	7,500		*	—	—
John H. Edmondson	3,750		*	—	—
Ricard L. Markee	3,750		*	—	—
Bernard D. Feiwus	—	—		—	—
B. Michael Becker (5)	—	—		—	—
Beth M. Pritchard (5)	—	—		—	—

All named directors and executive officers as a group	6,864,387	83.3%		62,420	78.2%
(16 persons)

*	Represents less than 1%.
(1)	Mr. Howard, by virtue of his status as the sole member of JDH Management, LLC, may be deemed to share beneficial ownership of shares owned by BSMB/Vitamin, LLC. Mr. Howard and BSMB share investment and voting power with respect to such shares. Mr. Howard is employed by Bear, Stearns & Co. Inc., a broker/dealer. His business address is 383 Madison Avenue, New York, New York 10179.
(2)	The Horowitz Family consists of Jeffrey Horowitz, Helen Horowitz and two family trusts. Other than the shares held in the family trusts, Jeffrey Horowitz disclaims beneficial ownership of shares held by Helen Horowitz, and Helen Horowitz disclaims beneficial ownership of shares held by Jeffrey Horowitz. The business address for each stockholder identified in this footnote is c/o Fried, Frank, Harris, Shriver and Jacobson LLP, One New York Plaza, New York, New York 10004 and the telephone number is (212) 859-8000.
(3)	Mr. Perkal is employed by Bear, Stearns & Co. Inc., a broker/dealer. His business address is 383 Madison Avenue, 40th Floor, New York, New York 10179.

(4)	Mr. Korn is employed by Bear, Stearns & Co. Inc., a broker/dealer. His business address is 383 Madison Avenue, 40th Floor, New York, New York 10179.
(5)	Mr. Becker and Ms. Pritchard joined our board as Directors subsequent to December 29, 2007, and as such had no stock option grants outstanding at December 29, 2007.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Securityholders Agreement

VS Parent, Inc.’s, shareholders entered into an amended and restated securityholders agreement dated as of June 12, 2006 that governs certain relationships among, and contains certain rights and obligations of, such securityholders. The securityholders agreement, among other things:

•	limits the ability of the securityholders to transfer their securities in VS Parent, Inc., except in certain permitted transfers as defined therein;

•	provides for certain tag-along and co-sale rights; and

•	provides for certain rights of first offer with respect to transfers by security holders other than to certain permitted transferees.

The securityholders agreement also provides that the parties thereto must vote their securities to elect a board of directors of VS Parent, Inc. which must be comprised of:

•	three persons designated by the securityholders who are affiliates of BSMB (the “BSMB Directors”);

•	Thomas A. Tolworthy, for so long as he serves as an executive officer of our Company; and

•	two persons possessing relevant industry experience or operational expertise as designated by the securityholders who are affiliates of BSMB.

We increased the number of directors possessing relevant industry experience or operational expertise from two to five, making the board of directors at December 29, 2007, a total of nine members.

In addition, the securityholders agreement provides that BSMB Directors shall comprise a majority of the directors on the board of directors of VS Parent, Inc., its subsidiary VS Holdings, Inc. along with any of the subsidiaries of VS Holdings, Inc., and of any committee of the board of VS Parent, Inc. or any of its subsidiaries.

The securityholders agreement also gives the securityholders certain rights with respect to registration under the Securities Act of shares of VS Parent, Inc. securities held by them, including certain demand registration rights. To exercise their demand registration rights, the holders of such rights must request that VS Parent, Inc. effect a registration under the Securities Act in a firmly underwritten public offering. Upon receipt of such request, VS Parent, Inc. shall use its best efforts to effect the registration on any form available to it. BSMB and its affiliates may make up to four demand registrations on Form S-1 or S-2 and unlimited demand registrations on Form S-3. Other holders of demand registration rights may make one demand registration each.

Advisory Services Agreement

We and Bear Stearns Merchant Manager II, LLC, an affiliate of BSMB, are parties to an advisory services agreement, pursuant to which general advisory and management services are to be provided to us with respect to financial and operating matters. Under the terms of the advisory services agreement, at the closing of the acquisition of our Company by BSMB in 2002, we paid a transaction fee equal to $4,575,000 in connection with services rendered in connection with the acquisition. We also pay fees for ongoing advisory and management services equal to the greater of $187,500 or 0.25% of our gross sales for the preceding fiscal quarter. Such fees are paid each quarter. Amounts paid for the Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 were approximately $1,365,000, $1,264,000, and $1,086,000, respectively. The advisory services agreement also provides that the advisors will be reimbursed for their reasonable out of pocket expenses in connection with certain activities undertaken pursuant to the agreement and will be indemnified for liabilities incurred in connection with their role under the agreement, other than for liabilities resulting from their gross negligence or willful misconduct.

Our advisors have a right of first offer to serve as our financial advisors in connection with acquisitions, divestitures and financings. In connection with these services, our advisors will earn an additional fee of the amount customary for such services. The agreement terminates on November 27, 2012. On November 15, 2005, we issued the Notes. Bear Stearns & Co. Inc. was an initial purchaser and a joint book-running manager in connection with the offering of the Notes and received approximately $4,537,500 in underwriting discounts and commissions in connection with the offering. Upon a change of control resulting from the consummation of a qualified public offering (as defined in the agreement) the agreement would terminate and we would be obligated to pay the minimum advisory fees that would be payable in respect of the then current fiscal quarter as well as for the next four successive fiscal quarters.

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

Board of Directors

The board of directors of our parent company, VS Parent, Inc., at December 29, 2007, is composed of nine directors. Because affiliates of BSMB own more than 50% of the voting common stock of VS Parent, we would be a “controlled company” within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules, which would qualify us for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including the requirement that the board of directors be composed of a majority of independent directors. Our board of directors is currently composed of three directors, none of whom would qualify as independent.

Item 14.	Principal Accountant Fees and Services

Aggregate fees for professional services rendered for the Company by Deloitte & Touche LLP for Fiscal 2007 and 2006 were:

FEE TYPE	2007	2006
Audit	$564,500	$597,000
Audit-related	225,000	440,917
Tax	22,600	13,000
All Other	—	—

Total	$812,100	$1,050,917

Audit Fees. Audit fees for Fiscal 2007 and Fiscal 2006 were $564,500 and $597,000, respectively, for the annual audit of the consolidated financial statements.

Audit-Related Fees. Audit-related fees are comprised of assurance and related services that are traditionally performed by the external auditor. Deloitte & Touche LLP billed the Company $225,000 and $440,917 for Fiscal 2007 and Fiscal 2006, respectively, for audit related professional services. For 2007, these fees included assurance work related to the filing of our registration statement on Form S-1. For 2006, these fees included assurance work related to the filing of our registration statement on Form S-4.

Tax Fees. Tax fees relate primarily to assistance of sales and use tax issues in Fiscal 2007,and in Fiscal 2006. Tax fees for Fiscal 2007 and Fiscal 2006 were $22,600 and $13,000, respectively.

All Other Fees. During Fiscal 2007 and Fiscal 2006, there were no professional services other than those described above, including tax consulting and compliance services and tax due diligence services.

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form 10-K:

1. The following consolidated financial statements listed below are filed as a separate section of this annual report on Form 10-K commencing on page 61:

Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006.

Consolidated Statements of Operations for the Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005.

Consolidated Statements of Stockholders’ Equity for the Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005.

Consolidated Statements of Cash Flows for the Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005.

Notes to Consolidated Financial Statements for the Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005.

2. Exhibits

Included in this Form 10-K:

EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of VS Holdings, Inc.*†

3.4	Amended and Restated By-Laws of VS Holdings, Inc.†

4.1	Indenture dated as of November 15, 2005, by and among Vitamin Shoppe Industries Inc., VS Holdings, Inc. and VS Direct Inc., as Guarantors, and Wilmington Trust Company, as Trustee.†

4.2	Registration Rights Agreement dated as of November 15, 2005, by and among Vitamin Shoppe Industries Inc., VS Holdings, Inc. and VS Direct Inc., as Guarantors, and Bear Stearns, BNP Paribas Securities Corp., Banc of America Securities LLC, Jefferies & Company, Inc. and Rothschild Inc., as Initial Purchasers.†

4.3	Form of Second Priority Senior Secured Floating Rate Note due 2012.†

10.10	Collateral Account Notification and Acknowledgement dated as of January 15, 2006, by and between Vitamin Shoppe Industries Inc., Wachovia Bank National Association and Bank of America, N.A.†

10.11	Third Amended and Restated Employment and Non-Competition Agreement, dated as of June 12, 2006, between Thomas Tolworthy, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.*†

10.13	Side Letter, dated as of July 22, 2005, to Non-Competition Agreement between VS Holdings, Inc. and Wayne M. Richman.*†

10.14	Side Letter, dated as of September 6, 2005, to Non-Competition Agreement between VS Holdings, Inc. and Wayne M. Richman.*†

10.17	Amended and Restated Employment and Non-Competition Agreement, dated as of June 12, 2006, between Anthony Truesdale and VS Parent, Inc., Vitamin Shoppe Industries Inc., VS Holdings, Inc. *†

10.18	Amendment to Employment Agreement, dated as of June 12, 2006, between Cosmo La Forgia, VS Parent, Inc., Vitamin Shoppe Industries Inc. and VS Holdings, Inc.*†

10.19	Vitamin Shoppe Industries Inc. Management Incentive Plan, dated as of February 28, 2006.*†

10.20	Vitamin Shoppe Industries Inc. Management Incentive Plan, dated as of March 7, 2005.*†

10.21	Form of Employment Agreement between executive officer, VS Parent, Inc., Vitamin Shoppe Industries Inc. and VS Holdings, Inc.*†

10.22	Lease Agreement, dated as of May 2, 2002, between Hartz Mountain Industries, Inc. and Vitamin Shoppe Industries. Inc.†

10.23	Purchase Agreement, dated as of November 1, 2004, between Natures Value, Inc. and Vitamin Shoppe Industries Inc.†

10.24	Advisory Services Agreement, dated as of November 27, 2002, by and among Bear Stearns Merchant Manager II, LLC, VS Holdings, Inc., and Vitamin Shoppe Industries Inc.†

10.25	Amendment No. 1 to Advisory Services Agreement, dated as of June 12, 2006, by and among VS Holdings, Inc., Vitamin Shoppe Industries Inc., Bear Stearns Merchant Manager II, LLC and VS Parent, Inc.†

10.26	Professional Services Agreement, dated as of November 2005, by and between Vitamin Shoppe Industries Inc. and Renaissance Brands, Ltd.†

10.27	Project Agreement, dated as of November 2005, by and between Vitamin Shoppe Industries Inc. and Renaissance Brands, Ltd.†

10.28	Mutual Confidentiality Agreement, dated as of November 2005, by and between Vitamin Shoppe Industries Inc. and Renaissance Brands, Ltd.†

10.29	Employment and Non-Competition Agreement, dated as of January 15, 2007, between Louis Weiss, VS Parent, Inc.,VS Holdings, Inc., VS Direct Inc., and Vitamin Shoppe Industries Inc. (Incorporated by reference to Exhibit to the Current Report on Form 8-K filed on January 16, 2007).*

10.30	Third Amended and Restated Employment and Non-Competition Agreement, dated as of February 28, 2007, between Thomas Tolworthy, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc. (Incorporated by reference to the Exhibit to the Current Report on Form 8-K, filed on March 6, 2007).*

10.31	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Michael G. Archbold, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc..*

10.32	Second Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Cosmo La Forgia, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc..*

10.33	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Louis H. Weiss, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc..*

10.34	Second Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Ronald M. Neifield, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc..*

10.35	Fourth Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Thomas Tolworthy , VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc..*

10.36	Amendment to Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Anthony Truesdale, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc..*

10.37	Third Amended and Restated Employment and Non-Competition Agreement, dated as of March 6, 2008, between Cosmo La Forgia, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc..*

21.1	Subsidiaries of the Registrant.†

31.1	Certification of Thomas A. Tolworthy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael G. Archbold pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*	Management contract or compensation plan or arrangement.
†	Incorporated by reference to the Exhibit to Registration Statement No. 333-134983 on Form S-4 filed on June 13, 2006, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2008.

VS HOLDINGS, INC.

By:	/s/ Thomas A. Tolworthy
Thomas A. Tolworthy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ THOMAS A. TOLWORTHY Thomas A. Tolworthy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2008

By:	/s/ MICHAEL G. ARCHBOLD Michael G. Archbold	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 28, 2008

By:	/s/ DOUGLAS R. KORN Douglas R. Korn	Director	March 28, 2008

By:	/s/ RICHARD L. PERKAL Richard L. Perkal	Director	March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VS Holdings, Inc.

North Bergen, New Jersey

We have audited the accompanying consolidated balance sheets of VS Holdings, Inc. and Subsidiary (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 29, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of VS Holdings, Inc. and Subsidiary as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, the Company adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”), effective December 31, 2006. Also, as discussed in Note 3, the Company adopted the provision of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006. Also, as discussed in Note 3, the Company changed its method of accounting for costs included in inventory in Fiscal 2005.

/s/ Deloitte & Touche LLP
New York, New York
March 27, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,453	$1,472
Inventories	97,809	82,175
Prepaid expenses and other current assets	11,587	11,061
Deferred income taxes	1,556	2,001

Total current assets	112,405	96,709
Property and equipment, net	63,270	61,931
Goodwill	177,248	175,896
Other intangibles, net	68,223	68,205
Other assets:
Deferred financing fees, net of accumulated amortization of $2,368 and $1,206, respectively	5,265	6,382
Other	319	895
Security deposits	1,553	1,602

Total other assets	7,137	8,879

Total assets	$428,283	$411,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$6,500
Accounts payable	35,349	26,672
Deferred sales	11,212	11,475
Accrued salaries and related expenses	4,850	4,330
Accrued interest	2,551	2,624
Other accrued expenses	7,216	6,822

Total current liabilities	61,178	58,423
Long-term debt	165,000	165,000
Deferred income taxes	20,282	20,244
Other long-term liabilities	5,057	—
Deferred rent	16,972	14,447
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 29, 2007 and at December 30, 2006	—	—
Additional paid-in capital	157,204	155,642
Accumulated other comprehensive (loss) income	(1,350)	478
Retained earnings (accumulated deficit)	3,940	(2,614)

Total stockholders’ equity	159,794	153,506

Total liabilities and stockholders’ equity	$428,283	$411,620

See accompanying notes to consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	$537,872	$486,026	$436,463
Cost of goods sold	360,346	326,523	290,243

Gross profit	177,526	159,503	146,220
Selling, general and administrative expenses	143,468	128,646	126,514
Related party expenses	1,365	1,356	1,799

Income from operations	32,693	29,501	17,907
Extinguishment of debt and other	—	(366)	11,573
Interest income	(234)	(350)	(209)
Interest expense	22,340	22,161	19,595

Interest expense, net	22,106	21,811	19,386

Income (loss) before provision (benefit) for income taxes	10,587	8,056	(13,052)
Provision (benefit) for income taxes	3,792	3,242	(5,063)

Income (loss) before cumulative effect of accounting change	6,795	4,814	(7,989)
Cumulative effect of accounting change, net of tax provision of $1.6 million for Fiscal 2005	—	—	2,280

Net income (loss)	$6,795	$4,814	$(5,709)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock Series A		Common Stock		Note Receivable Due from Officer	Additional Paid-In- Capital	Warrants	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amounts	Shares	Amounts
Balance at December 25, 2004	79,860	$1	7,617,000	$76	$(1,500)	$151,040	$5,666	$(1,719)	$(215)	$153,349
Net loss	—	—	—	—	—	—	—	(5,709)	—	(5,709)
Interest Rate Collar net of taxes of $176	—	—	—	—	—	—	—	—	215	215

Comprehensive Loss	—	—	—	—	—	—	—	—	—	(5,494)

Balance at December 31, 2005	79,860	1	7,617,000	76	(1,500)	151,040	5,666	(7,428)	—	147,855
Net income	—	—	—	—	—	—	—	4,814	—	4,814
Interest Rate Swap, net of taxes of $209	—	—	—	—	—	—	—	—	478	478

Total Comprehensive Income										5,292
Equity Compensation	—	—	—	—	—	524	—	—	—	524
Recapitalization	(79,860)	(1)	(7,616,900)	(76)	1,500	4,078	(5,666)	—	—	(165)

Balance at December 30, 2006	—	—	100	—	—	155,642	—	(2,614)	478	153,506
Net income	—	—	—	—	—	—	—	6,795	—	6,795
Interest Rate Swap, net of taxes of $929	—	—	—	—	—	—	—	—	(1,828)	(1,828)

Total Comprehensive Income										4,967
Equity Compensation	—	—	—	—	—	1,562	—	—	—	1,562
Adoption of FIN 48 (see Note 7)	—	—	—	—	—	—	—	(241)	—	(241)

Balance at December 29, 2007	—	$—	100	$—	$—	$157,204	$—	$3,940	$(1,350)	$159,794

See accompanying notes to consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Cash flows from operating activities:
Net income (loss)	$6,795	$4,814	$(5,709)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,044	14,811	21,847
Loss on extinguishment of debt	—	—	11,137
Cumulative effect of accounting change, net of tax	—	—	(2,280)
Loss on disposal of fixed assets	80	8	—
Deferred income taxes	2,255	2,640	(5,168)
Deferred rent	2,207	2,054	3,129
Equity compensation expense	1,562	524	—
Changes in operating assets and liabilities:
Inventories	(15,634)	(8,043)	(8,277)
Prepaid expenses and other current assets	(803)	1,074	(2,451)
Other non-current assets	625	(221)	—
Accounts payable	8,677	(1,144)	6,297
Accrued expenses and other current liabilities	(1,536)	238	1,472
Other long-term liabilities	346	—	—

Net cash provided by operating activities	20,618	16,755	19,997

Cash flows from investing activities:
Capital expenditures	(14,074)	(13,475)	(19,021)
Trademarks	(18)	(105)	—

Net cash used in investing activities	(14,092)	(13,580)	(19,021)

Cash flows from financing activities:
Borrowings under revolving credit agreement	4,000	—	21,127
Repayment of borrowings under revolving credit agreement	(10,500)	(5,627)	(9,000)
Repayment of long-term debt	—	—	(169,476)
Proceeds from issuance of long-term debt	—	—	165,000
Deferred financing fees	(45)	(860)	(6,728)

Net cash (used in) provided by financing activities	(6,545)	(6,487)	923

Net (decrease) increase in cash and cash equivalents	(19)	(3,312)	1,899
Cash and cash equivalents beginning of year	1,472	4,784	2,885

Cash and cash equivalents end of year	$1,453	$1,472	$4,784

Supplemental disclosures of cash flow information:
Interest paid	$21,895	$21,308	$16,670
Income taxes paid	$752	$401	$1,077

Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$2,227	$—	$428

Supplemental disclosures of non-cash financing activities:
Dividend to VS Parent, Inc.	$—	$1,665	$—

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

The consolidated financial statements for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 include the accounts of Holdings, VSI and VSI’s wholly owned subsidiary Direct. All significant intercompany transactions have been eliminated.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-or 53-week period, as applicable, ending the last Saturday in December. Fiscal 2007 is a 52-week period ended December 29, 2007, Fiscal 2006 is a 52-week period ended December 30, 2006, and Fiscal 2005 is a 53-week period ended December 31, 2005.

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

Inventories—Inventories, which are comprised solely of finished goods, are stated at the lower of cost or market value. Cost is determined using the moving weighted average method. Finished goods inventory includes the cost of labor and overhead required to package products. The Company estimates losses for excess and/or obsolete inventory and the net realizable value of inventory based on the aging of inventory and the valuation of the likelihood of recovering the inventory costs based on anticipated demand. The following table details the activity and balances for the Company’s reserve for obsolete inventory at December 29, 2007, December 30, 2006, and December 31, 2005 (in thousands):

	Balance Beginning of Year	Amounts Charged to Cost of Goods Sold	Uses of Reserves	Balance at End of Year
Obsolescence Reserves:
Year Ended December 29, 2007	$1,315.6	$1,334.0	$(1,396.8)	$1,252.8
Year Ended December 30, 2006	1,750.6	1,081.9	(1,516.9)	1,315.6
Year Ended December 31, 2005	1,371.3	2,573.8	(2,194.5)	1,750.6

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

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation and amortization are provided for on a straight-line basis over the estimated useful lives of the related assets. Furniture, fixtures and equipment are depreciated over three to fifteen years. Leasehold improvements are amortized over the shorter of their useful lives or related lease terms. In accordance with the AICPA’s Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the direct internal and external costs associated with the development of the features and functionality of the Company’s website, transaction processing systems, telecommunications infrastructure and network operations, are capitalized and are amortized on a straight line basis over the estimated useful lives of five years. Capitalization of costs begin when the preliminary project stage is completed and management authorizes and commits to funding the computer software project and that it is probable that the project will be completed and the software will be used to perform the function intended. Depreciation of the assets commence when they are put into use. Expenditures for repairs and maintenance are expensed as incurred and expenditures for major renovations and improvements are capitalized. Upon retirement or disposition of property and equipment, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the results of operations.

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

Insurance Liabilities—Based on the Company’s assessment of risk and cost efficiency, the Company purchases insurance policies to provide for workers’ compensation, general liability, and property losses, as well as director’s and officer’s liability, vehicle liability and employee medical benefits. Effective January 1, 2006, the Company self insures its employee medical benefits. At December 29, 2007 and December 30, 2006, the accruals for claims incurred but not reported amounted to $0.5 million and $0.4 million, respectively.

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

Revenue Recognition—The Company recognizes revenue, net of sales returns, when merchandise is sold “over-the-counter” in retail stores or upon delivery to a direct customer. To arrive at net sales, gross sales are reduced by actual customer returns and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The following table details the activity and balances of the sales return reserves at December 29, 2007, December 30, 2006, and December 31, 2005 (in thousands):

	Balance Beginning of Year	Amounts Charged to Sales	Write-Offs/Recoveries Against Reserves	Balance at End of Year
Sales return reserves:
Year Ended December 29, 2007	$112.5	$(9,973.5)	$9,980.9	$119.9
Year Ended December 30, 2006	190.9	(9,295.0)	9,216.6	112.5
Year Ended December 31, 2005	211.3	(8,723.8)	8,703.4	190.9

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

Healthy Awards Program—The Company has a Healthy Awards program whereby customers earn points toward free merchandise based on the volume of purchases. Points are earned each year and must be redeemed within the first three months of the following year or they expire. Sales are deferred based upon points earned and estimated redemptions, which are based on historical redemption data. The Company records a liability for points earned within the current period. This liability is recorded as “deferred sales” on the consolidated balance sheet.

Store Pre-opening Costs—Costs associated with the opening of new retail stores and start up activities are expensed as incurred.

Advertising Costs—Costs associated with the production and distribution of the Company’s monthly and quarterly catalogues are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Advertising expense was $13.7 million, $13.1 million, and $12.7 million for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

Online Marketing Arrangements—The Company has entered into online marketing arrangements with various online companies. These agreements are established for periods of 24 months, 12 months or, in some cases, a lesser period and generally provide for compensation based on revenue sharing upon the attainment of stipulated revenue amounts or based on the number of visitors that the online company refers to the Company. The Company had no fixed commitments during Fiscal 2007, Fiscal 2006 and Fiscal 2005 relating to fixed payment contracts.

Research and Development Costs— Research and development costs are recorded in selling, general and administrative expenses in our consolidated statements of operations. The Company incurred $1.6 million, $1.9 million, and $2.0 million of research and development expense for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Income Taxes—Deferred income tax assets and liabilities are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes have been provided for temporary differences between the tax bases and financial reporting bases of the Company’s assets and liabilities using the tax rates and laws in effect for the periods in which the differences are expected to reverse.

Effective December 31, 2006, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we recognized an adjustment of $2.7 million, increasing our liability for uncertain tax positions, and interest, and reducing the December 31, 2006 balance of retained earnings by $0.2 million as well as increasing the balance of goodwill by $1.4 million. See Note 7 to our consolidated financial statements for more information on income taxes.

Prior to 2007 and the adoption of FIN 48, reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. Subsequent to the adoption of FIN

48, we are required to recognize, at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on our income tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The tax positions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments for those positions. We record interest expense and penalties payable to relevant tax authorities as income tax expense.

Comprehensive Income (Loss)—Comprehensive income (loss) represents net income (loss) plus the results of certain non-stockholders’ equity changes not reflected in the statement of operations (other comprehensive income (loss)). The amounts recorded in other comprehensive income (loss) for the Company represent the fair value of an interest rate swap, accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

On the date a derivative contract is entered into, SFAS No. 133 requires that a qualifying derivative is required to be designated as (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), or (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to the asset or liability (cash flow hedge). At the inception of the hedging relationship, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the consolidated balance sheet at fair value in other assets and other long-term liabilities. Both at inception of the hedge and quarterly thereafter, the Company performs an assessment to determine whether the derivatives that are used in hedging transactions are expected to be highly effective in offsetting changes in the cash flows of the hedged item.

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

The Company entered into an interest rate swap during December 2005 on a portion of its $165 million Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”), which did not qualify for hedge accounting under SFAS No. 133. As a result, the fair market value of the interest rate swap was marked to market at December 31, 2005 with a corresponding adjustment to other expense. The interest rate swap has a maturity date of November 2010. As of the first fiscal quarter of 2006, the interest rate swap qualified for hedge accounting. The fair market value of $0.6 million at December 30, 2006 was recorded in other assets on the consolidated balance sheets. The fair market value of ($2.3) million as of December 29, 2007 is recorded in other long-term liabilities on the consolidated balance sheets. Of the decrease in market value of $2.9 million in Fiscal 2007, $1.8 million is recorded in other comprehensive income, and $1.1 million is recorded in deferred tax assets.

Concentrations of Credit Risk—The Company’s customers are consumers who purchase products at the Company’s retail stores, through the Company’s mail-order services or through the Company’s websites. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable from credit card processors. As of December 29, 2007, there were no significant concentrations of accounts receivable, or related credit risks. Accounts receivable from credit card processors, included in prepaid expenses and other current assets on the consolidated balance sheets, totaled $4.2 million at December 29, 2007 and $4.3 million at December 30, 2006.

Nature’s Value, Inc. is the only supplier from whom the Company purchased at least 5% of its merchandise during Fiscal 2007, 2006 and 2005. The Company purchased approximately 10%, 12%, and 13% of its total merchandise from Nature’s Value, Inc. in Fiscal 2007, 2006, and 2005 respectively.

Stock-Based Compensation—Effective January 1, 2006, the Company adopted the fair value method of recording stock-based compensation in accordance with SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period, net of anticipated forfeitures. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is based on the volatility levels over the past 6.25 years (our holding period) from the average volatility of similar actively traded companies. The expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in 6.25 years. The simplified method was chosen as a means to determine the Company’s holding period as there is no historical option exercise experience due to the Company being privately held. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips.

Compensation expense attributable to stock-based compensation for Fiscal 2007 was approximately $1.6 million and for Fiscal 2006 was approximately $0.5 million. The weighted average grant date fair value for grants was $13.10 and $6.09 for Fiscal 2007 and Fiscal 2006, respectively. As of December 29, 2007, the remaining unrecognized stock-based compensation expense for non-vested stock options issued after the effective date of SFAS 123(R) to be expensed in future periods is $6.3 million, and the related weighted-average period over which it is expected to be recognized is 3.1 years. There were 998,837 and 885,045 vested and non-vested outstanding options, respectively, at December 29, 2007. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the plan inception in Fiscal 2002. The estimated future forfeitures as of December 29, 2007 is approximately $96,000.

The Company previously accounted for stock options under Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), using the intrinsic value method in accounting for our stock option grants. SFAS No. 123(R) permits companies to adopt its requirements using various methods. We adopted the prospective method for all stock option grants issued prior to December 31, 2005. Under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes apply SFAS No. 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. We continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards as allowed by the prospective method under SFAS 123(R). As such, no stock-based compensation costs were reflected in net income (loss) for those stock option grants issued prior to the adoption of SFAS 123(R), as the Company was not required to do so under the previous guidance nor under the new guidance.

The following table represents assumptions used to estimate the fair value of options:

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Expected dividend yield	0.0%	0.0%	—
Volatility factor	51.8%	56.7%	—
Weighted average risk-free interest rate	4.5%	5.0%	4.5%
Expected life of option	6.25 years	6.25 years	6.5 years

Goodwill—Goodwill is not amortized but is reviewed for impairment at least annually, in November of each year, or whenever impairment indicators exist. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Goodwill and other intangibles with indefinite lives are tested for impairment at the operating segment or one level below an operating segment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value.

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. Certain of the provisions of SFAS No. 157 are effective in the first quarter of fiscal year 2008. SFAS No. 157, as amended by FASB Staff Position 157-2, requires that the remaining provisions be made effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 and 157-2 to have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure and report selected financial assets and liabilities at fair value on an instrument-by-instrument basis, with the objective to reduce both the complexity in accounting for financial instruments and mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently. The provisions of SFAS No. 159 are effective in the first quarter of fiscal year 2008 and early adoption is permitted, provided that SFAS 157 is adopted concurrently. The Company does not expect the adoption to have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R) , “Business Combinations” (“SFAS No. 141(R)),” SFAS No. 141(R) attempts to improve the relevance and comparability of the information included in companies` financial reports regarding business combinations and their effects. The statement is effective for acquisitions occurring in fiscal years beginning on or after December 15, 2008. Currently, the Company cannot determine the impact, if any, the adoption will have on our financial condition, results of operations or cash flows.

4. Goodwill and Intangible Assets

The Company acquired $88.0 million of intangible assets and $175.9 million of goodwill in an acquisition completed in Fiscal 2002.

The following table discloses the carrying value of all intangible assets (in thousands):

	December 29, 2007			December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Tradenames	68,223	—	68,223	68,205	—	68,205
Goodwill	177,248	—	177,248	175,896	—	175,896

	$245,471	$—	$245,471	$244,101	$—	$244,101

In Fiscal 2005 the Company recorded $6.1 million in amortization expense for customer lists which was fully amortized at December 31, 2005. As a result there was no amortization expense for the years ended December 29, 2007 and December 30, 2006. Tradenames are not amortized, as they were determined to be intangible assets with indefinite lives. Goodwill and Tradenames are tested for impairment annually, or whenever impairment indicators exist. The annual impairment tests for Goodwill and Tradenames were performed during the fourth quarter of Fiscal 2007 and neither asset was found to be impaired. For an explanation of the change in goodwill during Fiscal 2007, see Note 7 to the consolidated financial statements.

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	As of
	December 29, 2007	December 30, 2006
Furniture, fixtures and equipment	$69,784	$61,869
Leasehold improvements	68,278	61,644
Website development costs	11,180	9,618
Transportation equipment	21	21
Construction in progress	1,937	2,569

	151,200	135,721
Less: accumulated depreciation and amortization	(87,930)	(73,790)

	$63,270	$61,931

Depreciation and amortization expense on property and equipment for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 was approximately $14.9 million, $13.7 million and $13.0 million, respectively.

6. Credit Arrangements

Debt consists of the following (in thousands):

	As of
	December 29, 2007	December 30, 2006
Revolving Credit Facility	$—	$6,500

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$165,000	$165,000

2005 Second Priority Senior Secured Floating Rate Notes

On November 7, 2005, VSI completed its Notes offering for $165 million. The initial purchasers received delivery of the Notes on November 15, 2005.

Interest on the Notes is set at a per annum rate equal to a three month LIBOR plus 7.5%, which is reset quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2006. The combined weighted average interest rate before the impact of our hedging activities from January 1, 2006 through December 30, 2006 was 12.54%, and for December 31, 2006 through December 29, 2007 was 12.85%. The Notes will mature on November 15, 2012. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the applicable interest rate on the Notes. If VSI cannot make payments on the Notes when they are due, Holdings and VSI’s only subsidiary, Direct (collectively, the “Guarantors”), have guaranteed the Notes and must make payments instead. The Notes and the guarantees are secured by a second priority security interest in substantially all of VSI’s and the Guarantors’ assets that secure VSI’s new first priority senior secured credit facility. The Notes and the guarantees are VSI’s, and the Guarantors’, second priority senior secured obligations, and rank equally in right of payment with all of VSI’s and the Guarantors’ existing and future senior indebtedness and senior to all of VSI’s and the Guarantors’ existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of VSI’s and the Guarantors’ first priority senior secured indebtedness, including VSI’s new first priority senior secured credit facility, to the extent of the collateral securing such indebtedness. If VSI sells certain assets, issues equity or experiences specific kinds of changes in control, VSI must offer to repurchase the Notes. VSI may, at its option, redeem some or all of the Notes at any time on or after November 15, 2007. VSI used the proceeds from the sale of the Notes to repay all of its and Holdings’ existing indebtedness and to pay related fees and expenses.

Revolving Credit Facility

On November 15, 2005, VSI entered into a new $50.0 million senior secured revolving credit facility (the “New Credit Facility”), and VSI has the option to increase or decrease the New Credit Facility size by $25.0 million, subject to certain conditions. The availability under the New Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and the inventory of VSI and its only subsidiary, Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The New Credit Facility provides for affirmative and negative covenants affecting Holdings, VSI and Direct. The New Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay cash dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change its line of business, and restricts the types of hedging activities the Company can enter into. The New Credit Facility has a maturity date of November 15, 2010. The unused available line of credit at December 29, 2007 was $46.9 million and there were no borrowings outstanding at December 29, 2007. The largest amount borrowed at any given point during 2007 was $10.5 million. The New Credit Facility includes a $10 million sub-facility for the issuance of letters of credit, of which there were $0.3 million issued and outstanding as of December 29, 2007.

The borrowings under the revolving credit facility accrue interest, at the Company’s option at the rate per annum announced from time to time by the agent as its “prime rate”, or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from January 1, 2006 through December 30, 2006 was 6.56%, and for December 31, 2006 through December 29, 2007 was 6.62%.

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

2002 Credit Facility and Notes

In November of 2002, the Company entered into a credit agreement (the “Credit Agreement”), which provided for an aggregate $120 million in senior secured debt financing. Under the Note, Stock and Warrant agreement entered into on November 27, 2002, the Company issued $15 million principal amount of 13% Holdco PIK Notes (the “Holdco Notes”) due 2009 and $52 million principal amount of 12.5% Opco Senior Subordinated Notes (the “Opco Notes”) due 2009 and warrants to purchase Common Stock and issued Preferred Stock, related to both the Holdco notes and Opco Notes.

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

Holdco PIK Notes and Opco Senior Subordinated Notes—On November 27, 2002, Holdings issued $15 million principal amount of 13% Holdco Notes due November 25, 2009 and detachable warrants to purchase Holdings Common Stock and issued Holdings Preferred Stock. Proceeds of $15 million were received and value of $2.9 million was assigned to the detachable warrants and issued Holdings Preferred Stock, and was recorded as an original issue discount. The effective yield on the Holdco Notes, which were subordinate to all amounts outstanding under the Credit Agreement, was approximately 18.2%. Interest on the Holdco Notes was payable in-kind by capitalizing such interest and adding it to the aggregate principal amount. Allocation of value to the warrants and Holdings Preferred Stock was recorded as original issue discount and was being amortized using the effective interest method. The Holdco Notes agreement contained various covenants, including the maintenance of a maximum leverage ratio. The Company was in compliance with these covenants through the termination date in November 2005. The remaining balances of the Holdco Notes were repaid in November 2005.

On November 27, 2002, Vitamin Shoppe Industries Inc. issued $52 million principal amount of 12.5% Opco Notes due May 26, 2009 for $45.9 million and detachable warrants to purchase Holdings Common Stock and issued Holdings Preferred Stock for $6.1 million. The effective yield on the Opco Notes, which were subordinate to all amounts outstanding under the Credit Agreement, was approximately 15.3%. Interest on the Opco Notes was payable quarterly in March, June, September and December. The allocation of value from Holdings’ Warrants and Preferred Stock was recorded as original issue discount and was being amortized using the effective interest method. The remaining balance of the Opco Notes were repaid in November 2005. Consequently, balances remaining from the original issue discount were written off in the same period.

Scheduled maturities of borrowings are as follows (in thousands):

Year	The Notes
2008	$—
2009	—
2010	—
2011	—
2012	165,000
Thereafter	—

$165,000

Net interest expense for Fiscal 2007, 2006 and 2005 consists of the following (in thousands):

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Interest on the Notes	$20,473	$20,323	$2,543
Interest on Term Loan B	—	—	5,344
Interest on Holdco and Opco notes	—	—	8,209
Amortization of debt discount	—	—	1,424
Amortization of deferred financing fees	1,162	1,083	1,309
Revolving credit line and other	705	755	766
Interest income	(234)	(350)	(209)

	$22,106	$21,811	$19,386

7. Income Taxes

The provision (benefit) for income taxes for Fiscal 2007, Fiscal 2006 and Fiscal 2005 consists of the following (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Current:
Federal	$267	$140	$68
State	1,270	462	37

Total current	1,537	602	105

Deferred:
Federal	2,808	2,566	(5,040)
State	(553)	74	(128)

Total deferred	2,255	2,640	(5,168)

Provision (benefit) for income taxes	$3,792	$3,242	$(5,063)

A reconciliation of the statutory Federal income tax rate and effective rate of the provision (benefit) for income taxes is as follows:

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Federal statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of Federal income tax benefit	2.0%	1.2%	(3.2)%
Impact of state tax rate changes on prior period items	(2.8)%	0.0%	0.0%
Adjustments per FIN 48	1.8%	0.0%	0.0%
Reserve	0.0%	3.0%	(2.9)%
Valuation allowance	0.4%	0.7%	4.6%
Other	(0.5)%	0.3%	(2.3)%

Effective tax rate	35.8%	40.2%	(38.8)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 29, 2007 and December 30, 2006 are as follows (in thousands):

	As of
	December 29, 2007	December 30, 2006
Deferred tax assets:
Net operating loss carryforward	$2,877	$8,932
Deferred rent	5,796	4,793
Tenant allowance	804	843
Deferred sales	2,408	2,509
Organizational costs	40	447
Inventory	544	36
Other comprehensive income	929	—
Other	1,970	913

	15,368	18,473
Valuation allowance	(883)	(1,001)

Deferred tax assets	14,485	17,472

Deferred tax liabilities:
Trade name	(27,829)	(28,229)
Accumulated depreciation	(3,698)	(4,977)
Prepaid expenses	(1,684)	(1,300)
Other comprehensive income	—	(209)
Other	—	(1,000)

Deferred tax liabilities	(33,211)	(35,715)

Net deferred tax liability	$(18,726)	$(18,243)

Amounts recognized in the consolidated balance sheet consists of:
Deferred tax assets - current	$1,556	$2,001
Deferred tax liabilities - long term	(20,282)	(20,244)

Net deferred tax liability	$(18,726)	$(18,243)

Management periodically assesses whether the Company is more likely than not to realize some or all of its deferred tax assets. As of December 29, 2007, with the exception of $883,000 of deferred tax assets arising from a net operating loss carryforward for which there is a valuation allowance against (see above table), management determined that the Company is more likely than not to realize the deferred tax assets detailed above.

At December 29, 2007, the Company had a combined $490,000 of alternative minimum tax (“AMT”) credits available to carryforward to future periods, which arose from: approximately $303,000 of AMT generated in Fiscal 2007, approximately $172,000 of AMT credit carryforward from Fiscal 2006 and approximately $15,000 of AMT credit carryforward from Fiscal 2004. There is no expiration period for the AMT carryforwards. At December 29, 2007, the Company had approximately $3.8 million of Federal net operating losses which expire between 2019 and 2023 and between $3.6 million and $0.1 million in state net operating losses which vary by jurisdiction. The state net operating losses expire between 2011 and 2024. Realization of deferred tax assets associated with the net operating loss is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiction. The Company believes that it is more likely than not that certain of these net operating losses may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if the Company’s estimates of taxable income during the carry forward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance decreased by $0.1 million in Fiscal 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. On December 31, 2006 (the first day of the 2007 Fiscal year) the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company provided an accrual for uncertain tax positions of $3.3 million. Included in the $3.3 million accrual for uncertain tax positions was an adjustment to goodwill for $1.4 million, and a cumulative effect adjustment to reduce the December 31, 2006 beginning balance of retained earnings by $0.2 million. The remainder consisted of tax accruals previously provided for. As of December 29, 2007, the Company has a total unrecognized tax benefits of $3.6 million, including a liability for uncertain tax positions of $2.7 million which is included in Other long-term liabilities in the consolidated balance sheet, and $0.9 million which is recorded as a reduction of deferred tax assets in the consolidated balance sheet. The Company does not currently expect any significant change relative to its accrual for uncertain tax positions in the next twelve months.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $0.5 million at December 30, 2006 and at December 29, 2007 was $0.7 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2006	$3,258
Additions based on tax positions related to the current year	287
Additions for tax positions of prior years	59

Balance at December 29, 2007	$3,604

The Company recognizes interest related to uncertain tax positions in income tax expense. At December 29, 2007, the Company has recorded approximately $79,000 of accrued interest included in the aforementioned liability for uncertain tax positions for potential payments related to that liability. Interest recognized through the consolidated statements of operations for Fiscal 2007 was approximately $59,000.

The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2002 and for state examinations before 2002. However, the tax authorities still have the ability to review the relevance of net operating loss carryforwards created in closed years if such tax attributes are utilized in open years (subsequent to 2002).

8. Stockholders’ Equity

Preferred Stock—Holdings has authorized a total of 500,000 shares of preferred stock and designated 100,000 as Series A Preferred Stock. The remaining 400,000 shares of preferred stock were not designated by Holdings. The Series A Preferred Stock has no voting rights. There is a liquidation preference of $1,000 per share plus all dividends accumulated but unpaid. Dividends accumulate at the rate of 8% of the Series A Preferred Stock liquidation preference. Any sales of Series A are subject to a stockholders’ agreement. At June 30, 2006, as a result of the reverse merger, each share of Series A Preferred Stock was converted into a right to receive a share (or fractional share) of Series A preferred stock, par value $0.01 per share of Parent. Consequently, there are no shares of Preferred Stock recorded in the Company’s Fiscal 2007 and Fiscal 2006 consolidated financial statements.

Stock Option Plan—In connection with the Acquisition, Holdings adopted the VS Holdings, Inc. 2002 Stock Option Plan (the “2002 Plan”) for certain directors, officers, consultants and employees of the Company. Holdings authorized the issuance of up to 2,046,041 shares of common stock. As of June 2006, the 2002 Plan was amended and assigned to VS Parent where it was adopted as the VS Parent, Inc. 2006 Stock Option Plan (the “2006 Plan”), converting all grants on a one-to-one basis for the right to receive a common share of VS parent upon exercise. The stock options are generally exercisable at no less than the fair market value on the date of grant. Generally, options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The stock options have a maximum term of 10 years. The following table summarizes the activity for the 2006 Plan for Fiscal year 2007 and information about options outstanding at December 29, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 30, 2006	1,604,931	$17.96
Granted	404,141	$25.39
Canceled/forfeited	(125,190)	$18.31

Outstanding at December 29, 2007	1,883,882	$19.53	7.20

Vested or expected to vest at December 29, 2007	1,855,624	$19.53	7.20

Vested and exercisable at December 29, 2007	998,837	$17.70	5.87

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

9. Lease Commitments

The Company has non-cancelable operating leases, which expire through 2022. The leases generally contain renewal options for periods ranging from 1 to 10 years and require the Company to pay costs such as real estate taxes and common area maintenance. Contingent rentals are paid based on a percentage of gross sales as defined by lease agreements. The following table provides the net rental expense for all operating leases (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Minimum rentals	$48,471	$42,450	$37,245
Contingent rentals	61	93	91

	48,532	42,543	37,336
Less: Sublease rentals	(142)	(120)	(44)

Net rental expense	$48,390	$42,423	$37,292

As of December 29, 2007, the Company’s lease commitments are as follows (in thousands):

Fiscal year ending	Total Operating Leases (1)
2008	$51,944
2009	49,962
2010	49,208
2011	45,902
2012	43,532
Thereafter	110,106

$350,654

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during Fiscal 2007. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 15.8% of our minimum lease obligations during Fiscal 2007. Offsetting these operating lease expenses is sub-lease income of approximately $0.1 million per year, which we receive for one of our store locations.

10. Legal Proceedings

Dwight Thompson v. The Vitamin Shoppe. The Company opened its first store in California in December 2002, and the Company reclassified its California store managers as non-exempt employees in January 2004. On February 25, 2005, plaintiff Dwight Thompson (“Thompson”), a former store manager, filed suit on behalf of himself and other “similarly situated” current and former California store managers and assistant store managers in the Superior Court of the State of California for the County of Orange (“Orange County Superior Court”), alleging causes of action for (1) failure to pay overtime wages; (2) unfair business practices under Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide rest and meal periods; and (5) unfair competition under Cal. Bus. & Prof. Code § 17200 et seq. (“UCL”) (the “Thompson Action”). On September 2, 2005, Thompson amended his complaint to include a representative claim for civil penalties under the Labor Code Private Attorneys General Act, Cal. Labor Code §§ 2698 et seq. (“PAGA”), also known as the California “bounty hunter” statute, which may permit Thompson to collect civil penalties on behalf of all other allegedly aggrieved employees for violations of the Labor Code and attorneys’ fees if he prevails. Almost one year later, on July 7, 2006, the same group of plaintiffs’ attorneys who were representing Thompson filed another wage and hour lawsuit against The Vitamin Shoppe based on substantively identical allegations in the Orange County Superior Court, entitled Estel v. The Vitamin Shoppe Industries Inc. (Case No. 06CC07852) (the “Estel Action”). Plaintiffs in the Estel Action were nine individuals – all of whom were already class members in the Thompson Action and in the lawsuit described below, Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. (the “Perry Action”) The parties engaged in some preliminary pre-trial discovery, until the Court stayed the Thompson and Estel Actions pending court approval of the settlement in the Perry Action described below. In December 2007, the Court lifted the stay of the Thompson and Estel Actions and in January 2008, the Court consolidated the Thompson and Estel actions. In the consolidated complaint, Plaintiffs assert nine claims for relief against the Company: (1) failure to pay overtime wages; (2) unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide meal periods; (5) failure to provide rest periods; (6) unfair competition under the UCL; (7) failure to provide itemized wage statements; (8) failure to provide wages and accrued vacation upon termination; and (9) recovery of civil penalties under PAGA. Plaintiffs purport to bring their UCL and PAGA claims as representative actions and the remaining claims on behalf of a class composed of all current and former assistant managers and managers of the Company who were employed on or after April 14, 2006 (the “Amended Thompson Action”). The Company intends to defend the Amended Thompson Action vigorously. As of December 29, 2007, the Company has not accrued any liabilities related to this litigation.

Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. On August 17, 2005, plaintiff Perry, a former assistant store manager, later joined by plaintiff Vitrano, a current store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations under California law, including, but not limited to, violations related to misclassification of store managers and violations with respect to providing meal and rest periods for store managers and assistant store managers. Plaintiffs’ allegations are similar to the violations alleged in the Thompson matter described above, and plaintiffs seek to bring this action on behalf of themselves and others who are “similarly situated.” On December 20, 2005, the parties engaged in mediation and the parties entered into a Memorandum of Understanding, which was followed by execution of a formal

Settlement Agreement. The Company accrued $0.4 million for the proposed settlement in the last quarter of Fiscal 2005 and has deposited the same in escrow. The settlement has received final approval of the Marin County Superior Court. There has been an interlocutory appeal filed by the plaintiffs’ counsel in the Thompson action, as well as an appeal of the Courts approval of the settlement, both of which are still pending, and the period to file an appeal of the final Court approval has not expired. The $0.4 million that was accrued and deposited in escrow is the Company’s best estimate based on the information available at the time of this filing. However, circumstances in the future may alter the outcome of the proposed settlement.

Multivitamins Especially for Women Litigation. On January 19, 2007, media reports noted that an organization called Consumerlab.com had tested various nutritional supplements and found that the Company’s proprietary brand of Multivitamins Especially for Women (the “Product”) contain less calcium than specified on the product label and contain levels of lead that are above what it believes are acceptable parameters. As a precaution, the Company voluntarily ceased selling the Product immediately pending an internal investigation and offered a full refund to those who had purchased the Product. Based upon the allegations in Consumerlab.com’s report, five purported class actions were filed against the Company, three in Federal Court in California, one in Federal Court in New Jersey and one in State Court in New Jersey, from January through March 2007. The suits allege, in various combinations, violations of the California Consumers Legal Remedies Act (“CLRA”), the California’s Unfair Competition and False Advertising Laws, the New Jersey Consumer Fraud Act, the Uniform Commercial Code and the Federal Magnusson Moss Act, common law, statutory and common law warranties, and various common law torts, on behalf of both state and national classes. The various actions seek some combination of restitution on behalf of purchasers of the Products, an injunction and attorneys fees’ and costs of litigation, and actual, treble, and punitive damages. There is no claim of personal injury in any of the actions.

The Company was served with the complaints in these cases but did not file a substantive response. Following mediation on June 11, 2007, all claims were settled on a nationwide class basis, subject to court approval. Pursuant to the settlement, all of the Federal plaintiffs dismissed their cases without prejudice (pending final court approval of the settlement) and joined as plaintiffs in the New Jersey State Court action. The settlement received preliminary Court approval on February 1, 2008. A hearing on whether the settlement should be finally approved and all claims dismissed with prejudice on a nationwide class basis will be held on June 27, 2008. The Company has signed an agreement with the contract manufacturer of the Product to fund all of the costs of the settlement up to a negotiated limit, which the Company does not believe will be exceeded. Accordingly, as of December 29, 2007, the Company has not accrued any liabilities related to this litigation.

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. One of the named products, Multivitamin Especially for Women, has not been sold by the Company since late January 2007. The Company has withdrawn certain of the other named products from the California market and has provided warnings with respect to the others pending discussions with the public prosecutors. At this time it is premature to address any potential loss as a result of these claims, or the amount or range of potential loss. As of December 29, 2007, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of and for the fiscal year ended December 29, 2007, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, liquidity, or results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company.

11. Related Party Transactions

The Company has a management agreement with Bear Stearns Merchant Manager II, LLC. This agreement provides for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. Amounts paid for the Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 were approximately $1,365,000, $1,264,000, and $1,086,000, respectively.

The Company loaned $1.5 million to the Company’s Chief Executive Officer as part of a purchase of Holdings stock, of which the Company has recourse on $375,000. The note bears interest at 3.06%. In connection with the recapitalization on June 12, 2006, this $1.5 million note receivable, along with a related accrued interest receivable of approximately $0.2 million, was assigned to VS Parent, Inc. where it is currently being held.

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

12. Segment Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through retail stores throughout the United States. The direct segment generates revenue through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through the Company’s Web site and its catalog. A catalog is mailed each month to customers in the Company’s Healthy Awards Program database, and the Company’s website at www.vitaminshoppe.com offers its customers online access to a full assortment of over 20,000 SKUs. Corporate costs represent the Company’s administrative expenses which include, but are not limited to: human resources, legal, finance, information technology, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are the same as those described in Note 3- Summary of Significant Accounting Policies. The Company has allocated $131.9 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company's business segments (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net Sales:
Retail	$461,979	$407,506	$362,198
Direct	75,893	78,520	74,265

Total net sales	537,872	486,026	436,463

Income from operations:
Retail	71,199	59,860	49,385
Direct	13,953	14,923	17,256
Corporate costs	(52,459)	(45,282)	(48,734)

Income from operations	$32,693	$29,501	$17,907

13. Fair Value of Financial Instruments

The disclosure of the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The fair value of the Company’s Second Priority Senior Secured Floating Rate Notes have been determined by the Company using quoted market prices. The following table sets forth the carrying amounts and fair values of the Company’s Notes at December 29, 2007 and December 30, 2006 (in thousands):

	December 29, 2007		December 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Second Priority Senior Secured Floating Rate Notes	$165,000	$169,950	$165,000	$173,250

14. Costs Associated with Severance

In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company has recorded costs related to termination benefits for certain employees, during Fiscal 2005 and Fiscal 2006. During Fiscal 2005 and Fiscal 2006 a number of employee positions were eliminated throughout the Company due to a staff restructuring. Based on these eliminations, the Company incurred severance obligations which were partially payable in Fiscal 2005 and Fiscal 2006, with the remaining balance paid during Fiscal 2007. The total amount recorded to selling, general and administrative expense was approximately $0.1 million in Fiscal 2005, and approximately $0.9 million in Fiscal 2006. Below is a reconciliation of the activity for Fiscal 2006 and Fiscal 2007 (in thousands):

Severance Reserve
Balance at December 31, 2005	$461
Accrual made in Fiscal 2006	910
Payments made in Fiscal 2006	(1,219)

Balance at December 30, 2006	$152
Accrual made in Fiscal 2007	—
Payments made in Fiscal 2007	(152)

Balance at December 29, 2007	$—

15. Subsequent Events

On February 6, 2008, VSI entered into an asset purchase agreement with an established VMS retailer in south eastern Florida, purchasing the rights to certain VMS business locations for the amount of $3.0 million in cash. The purchase consisted of assuming the liabilities for five VMS retail locations throughout the region, along with certain assets associated with those stores. The location, size and other specifications of those stores, are consistent with the VSI business model and store expansion plan. Upon assumption of the respective leases the stores continued their operations under the VSI name, discontinuing their former name and retail format.

16. Supplemental Guarantor Information

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

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 29, 2007

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$567	$886	$—	$1,453
Inventories	—	16,251	81,558	—	97,809
Prepaid expenses and other current assets	—	88	11,499	—	11,587
Intercompany receivable	—	230,336	235,645	(465,981)	—
Deferred income taxes	—	388	1,168	—	1,556

Total current assets	—	247,630	330,756	(465,981)	112,405
Property and equipment, net	—	14,985	48,285	—	63,270
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	68,223	—	68,223
Other assets:
Deferred financing fees, net of accumulated amortization of $2,368	—	—	5,265	—	5,265
Other	—	—	319	—	319
Security deposits	—	20	1,533	—	1,553
Deferred income tax asset	1,050	1,114	12,041	(14,205)	—

Total other assets	1,050	1,134	19,158	(14,205)	7,137
Investment in Subsidiary	176,282	—	38,706	(214,988)	—

Total assets	$177,332	$263,749	$682,376	$(695,174)	$428,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Intercompany payable	17,400	218,246	230,335	(465,981)	—
Accounts payable	—	226	35,123	—	35,349
Deferred sales	—	1,951	9,261	—	11,212
Accrued salaries and related expenses	—	—	4,850	—	4,850
Accrued interest	—	—	2,551	—	2,551
Other accrued expenses	26	569	6,621	—	7,216

Total current liabilities	17,426	220,992	288,741	(465,981)	61,178
Long-term debt	—	—	165,000	—	165,000
Deferred income taxes	112	1,493	32,882	(14,205)	20,282
Other long term liabilities	—	—	5,057	—	5,057
Deferred rent	—	2,559	14,413	—	16,972
Commitments and contingencies
Stockholders’ equity:
Additional paid-in capital	157,204	20,165	166,791	(186,956)	157,204
Accumulated other comprehensive loss	(1,350)	—	(1,350)	1,350	(1,350)
Retained earnings	3,940	18,540	10,842	(29,382)	3,940

Total stockholders’ equity	159,794	38,705	176,283	(214,988)	159,794

Total liabilities and stockholders’ equity	$177,332	$263,749	$682,376	$(695,174)	$428,283

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 30, 2006

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$885	$587	$—	$1,472
Inventories	—	13,072	69,103	—	82,175
Prepaid expenses and other current assets	—	99	10,962	—	11,061
Intercompany receivable	—	135,685	145,581	(281,266)	—
Deferred income taxes	—	704	1,297	—	2,001

Total current assets	—	150,445	227,530	(281,266)	96,709
Property and equipment, net	—	13,115	48,816	—	61,931
Goodwill	—	—	175,896	—	175,896
Other intangibles, net	—	—	68,205	—	68,205
Other assets:
Deferred financing fees, net of accumulated amortization of $1,206	—	—	6,382	—	6,382
Other	—	—	895	—	895
Security deposits	—	20	1,582	—	1,602
Deferred income tax asset	401	630	12,869	(13,900)	—

Total other assets	401	650	21,728	(13,900)	8,879
Investment in Subsidiary	170,674	—	30,795	(201,469)	—

Total assets	$171,075	$164,210	$572,970	$(496,635)	$411,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—	$6,500	$—	$6,500
Intercompany payable	17,536	127,986	135,744	(281,266)	—
Accounts payable	—	18	26,654	—	26,672
Deferred sales	—	1,605	9,870	—	11,475
Accrued salaries and related expenses	—	9	4,321	—	4,330
Accrued interest	—	—	2,624	—	2,624
Other accrued expenses	33	707	6,082	—	6,822

Total current liabilities	17,569	130,325	191,795	(281,266)	58,423
Long-term debt	—	—	165,000	—	165,000
Deferred income taxes	—	1,390	32,754	(13,900)	20,244
Deferred rent	—	1,700	12,747	—	14,447
Commitments and contingencies
Stockholders’ equity:
Additional paid-in capital	155,642	20,165	166,791	(186,956)	155,642
Accumulated other comprehensive income	478	—	478	(478)	478
Accumulated (deficit) retained earnings	(2,614)	10,630	3,405	(14,035)	(2,614)

Total stockholders’ equity	153,506	30,795	170,674	(201,469)	153,506

Total liabilities and stockholders’ equity	$171,075	$164,210	$572,970	$(496,635)	$411,620

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 29, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$97,218	$440,654	$—	$537,872
Commissions	—	24,786	6,056	(30,842)	—
Cost of goods sold	—	69,071	295,142	(3,867)	360,346

Gross profit	—	52,933	151,568	(26,975)	177,526
Selling, general and administrative expenses	1,562	37,039	131,842	(26,975)	143,468
Related party expenses	—	—	1,365	—	1,365

(Loss) income from operations	(1,562)	15,894	18,361	—	32,693
Interest income	—	(10)	(224)	—	(234)
Interest expense	—	3,072	19,268	—	22,340

(Loss) income before (benefit) provision for income taxes	(1,562)	12,832	(683)	—	10,587
(Benefit) provision from income taxes	(679)	4,922	(451)	—	3,792

(Loss) income before equity in net earnings of subsidiary	(883)	7,910	(232)	—	6,795
Equity in net earnings of subsidiary	7,678	—	7,910	(15,588)	—

Net income	$6,795	$7,910	$7,678	$(15,588)	$6,795

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 30, 2006

(In thousands)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$82,822	$403,204	$—	$486,026
Commissions	—	24,729	5,072	(29,801)	—
Cost of goods sold	—	60,197	269,588	(3,262)	326,523

Gross profit	—	47,354	138,688	(26,539)	159,503
Selling, general and administrative expenses	561	34,766	119,858	(26,539)	128,646
Related party expenses	—	—	1,356		1,356

(Loss) income from operations	(561)	12,588	17,474	—	29,501
Extinguishment of debt and other	—	—	(366)	—	(366)
Interest income	(27)	(12)	(311)	—	(350)
Interest expense	—	—	22,161	—	22,161

(Loss) income before (benefit) provision for income taxes	(534)	12,600	(4,010)	—	8,056
(Benefit) provision from income taxes	(190)	5,704	(2,272)	—	3,242

(Loss) income before equity in net earnings of subsidiary	(344)	6,896	(1,738)	—	4,814
Equity in net earnings of subsidiary	5,158	—	6,896	(12,054)	—

Net income (loss)	$4,814	$6,896	$(5,158)	$(12,054)	$4,814

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$67,064	$369,399	$—	$436,463
Commissions	—	23,555	5,106	(28,661)	—
Cost of goods sold	—	51,033	242,671	(3,461)	290,243

Gross profit	—	39,586	131,834	(25,200)	146,220
Selling, general and administrative expenses	63	33,825	117,826	(25,200)	126,514
Related party expenses	—	—	1,799		1,799

(Loss) income from operations	(63)	5,761	12,209	—	17,907
Extinguishment of debt and other	—	—	11,573	—	11,573
Interest income	(40)	(17)	(152)	—	(209)
Interest expense	2,833		16,762	—	19,595

(Loss) income before (benefit) provision for income taxes	(2,856)	5,778	(15,974)	—	(13,052)
(Benefit) provision from income taxes	(964)	2,045	(6,144)	—	(5,063)

(Loss) income before equity in net earnings of subsidiary	(1,892)	3,733	(9,830)	—	(7,989)
Equity in net earnings of subsidiary	(3,817)	—	3,733	84	—

(Loss) income before cumulative effect of accounting change	(5,709)	3,733	(6,097)	84	(7,989)
Cumulative effect of accounting change	—	—	2,280	—	2,280

Net (loss) income	$(5,709)	$3,733	$(3,817)	$84	$(5,709)

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 29, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flow from operating activities:
Net income (loss)	$6,795	$7,910	$7,678	$(15,588)	$6,795
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	2,450	13,594	—	16,044
Loss on disposal of fixed assets	—	17	63	—	80
Deferred income taxes	(537)	(65)	2,857	—	2,255
Deferred rent	—	859	1,348	—	2,207
Equity compensation expense	1,562	—	—	—	1,562
Equity in earnings of subsidiary	(7,678)	—	(7,910)	15,588	—
Changes in operating assets and liabilities:
Inventories	—	(3,179)	(12,455)	—	(15,634)
Prepaid expenses and other current assets	—	11	(814)	—	(803)
Intercompany	(136)	(4,391)	4,527	—	—
Other non-current assets	—	—	625	—	625
Accounts payable	—	208	8,469	—	8,677
Accrued expenses and other current liabilities	(6)	199	(1,729)	—	(1,536)
Other long-term liabilities	—	—	346	—	346

Net cash provided by operating activities	—	4,019	16,599	—	20,618

Cash flow from investing activities:
Capital expenditures	—	(4,337)	(9,737)	—	(14,074)
Trademarks	—	—	(18)	—	(18)

Net cash used in investing activities	—	(4,337)	(9,755)	—	(14,092)

Cash flow from financing activities:
Borrowings under revolving credit agreement	—	—	4,000	—	4,000
Repayment of borrowings under revolving credit agreement	—	—	(10,500)	—	(10,500)
Deferred financing fees	—	—	(45)	—	(45)

Net cash used in financing activities	—	—	(6,545)	—	(6,545)

Net increase (decrease) in cash and cash equivalents	—	(318)	299	—	(19)
Cash and cash equivalents beginning of year	—	885	587	—	1,472

Cash and cash equivalents end of year	$—	$567	$886	$—	$1,453

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 30, 2006

(In thousands)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flow from operating activities:
Net income (loss)	$4,814	$6,896	$5,158	$(12,054)	$4,814
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	2,120	12,691	—	14,811
Loss on disposal of fixed assets	—	—	8	—	8
Deferred income taxes	(7)	949	1,698	—	2,640
Deferred rent	—	(40)	2,094	—	2,054
Equity compensation expense	524	—	—	—	524
Equity in earnings of subsidiary	(5,158)	—	(6,896)	12,054	—
Changes in operating assets and liabilities:
Inventories	—	(166)	(7,877)	—	(8,043)
Prepaid expenses and other current assets	(29)	(72)	1,175	—	1,074
Intercompany	(135)	(6,577)	6,712	—	—
Other non-current assets	—	10	(231)	—	(221)
Accounts payable	—	(110)	(1,034)	—	(1,144)
Accrued expenses and other current liabilities	(9)	(49)	296	—	238

Net cash provided by operating activities	—	2,961	13,794	—	16,755

Cash flow from investing activities:
Capital expenditures	—	(2,076)	(11,399)	—	(13,475)
Trademarks	—	—	(105)	—	(105)

Net cash used in investing activities	—	(2,076)	(11,504)	—	(13,580)

Cash flow from financing activities:
Repayment of borrowings under revolving credit agreement	—	—	(5,627)	—	(5,627)
Deferred financing fees	—	—	(860)	—	(860)

Net cash used in financing activities	—	—	(6,487)	—	(6,487)

Net increase (decrease) in cash and cash equivalents	—	885	(4,197)	—	(3,312)
Cash and cash equivalents beginning of year	—	—	4,784	—	4,784

Cash and cash equivalents end of year	$—	$885	$587	$—	$1,472

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flow from operating activities:
Net (loss) income	$(5,709)	$3,733	$(3,817)	$84	$(5,709)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	63	5,486	16,298	—	21,847
Loss on extinguishment of debt	352	—	10,785	—	11,137
Cumulative effect of accounting change, net of tax (see Note 4)	—	—	(2,280)	—	(2,280)
Deferred income taxes	396	(893)	(4,671)	—	(5,168)
Deferred rent	—	5	3,124	—	3,129
Equity in earnings of subsidiary	3,817	—	(3,733)	(84)	—
Changes in operating assets and liabilities:
Inventories	—	(2,995)	(5,282)	—	(8,277)
Prepaid expenses and other current assets	(40)	38	(2,449)	—	(2,451)
Intercompany	(1,364)	(1,122)	2,486	—	—
Accounts payable	—	130	6,167	—	6,297
Accrued expenses and other current liabilities	2,485	1,434	(2,447)	—	1,472

Net cash provided by operating activities	—	5,816	14,181	—	19,997

Cash flow from investing activities:
Capital expenditures	—	(5,816)	(13,205)	—	(19,021)

Net cash used in investing activities	—	(5,816)	(13,205)	—	(19,021)

Cash flow from financing activities:
Borrowings under revolving credit agreement	—	—	21,127	—	21,127
Repayment of borrowings under revolving credit agreement	—	—	(9,000)	—	(9,000)
Repayment of long-term debt	—	—	(169,476)	—	(169,476)
Proceeds from issuance of long-term debt	—	—	165,000	—	165,000
Deferred financing fees	—	—	(6,728)	—	(6,728)

Net cash provided by financing activities	—	—	923	—	923

Net increase in cash and cash equivalents	—	—	1,899	—	1,899
Cash and cash equivalents beginning of year	—	—	2,885	—	2,885

Cash and cash equivalents end of year	$—	$—	$4,784	$—	$4,784

17. Selected Quarterly Financial Information (unaudited)

The following tables summarizes the 2007 and 2006 quarterly results:

	Quarter Ended
	March	June	September	December
Year Ended December 29, 2007
Total revenues	$137,544	$133,422	$135,126	$131,780
Gross profit	46,974	43,256	44,273	43,023
Income from operations	10,753	6,785	7,560	7,595
Net income	3,245	916	1,281	1,353

Year Ended December 30, 2006
Total revenues	$127,300	$118,414	$119,684	$120,628
Gross profit	42,689	39,466	37,750	39,598
Income from operations	8,905	6,450	5,991	8,155
Net income	2,616	617	242	1,339

For the third quarter of Fiscal 2007, we recognized a one time charge for $0.5 million for the write-off of deferred offering fees.