Form 10-Q
period 2008-03-29
VS HOLDINGS, INC.
filed 2008-05-13
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒

As of May 13, 2008, VS Holdings, Inc. had 100 shares of common stock outstanding owned by VS Parent, Inc.

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

The “forward looking statements” contained in this report are made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Other Information.” Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the vitamin, mineral and supplement (“VMS”) industry, continued demand from the primary markets the Company serves, the availability of raw materials, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. See “Item 1A – Risk Factors” in the Company’s annual report on Form 10-K, filed on March 28, 2008 with the Securities and Exchange Commission, for further discussion.

The Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 29, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,763	$1,453
Inventories	103,785	97,809
Prepaid expenses and other current assets	12,190	11,587
Deferred income taxes	208	1,556

Total current assets	117,946	112,405
Property and equipment, net	66,055	63,270
Goodwill	177,248	177,248
Other intangibles, net	71,174	68,223
Other assets:
Deferred financing fees, net of accumulated amortization of $2,660 and $2,368 in 2008 and 2007, respectively	4,973	5,265
Other	1,558	319
Security deposits	348	1,553

Total other assets	6,879	7,137

Total assets	$439,302	$428,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion capital lease obligation	$133	$—
Revolving credit facility	15,000	—
Accounts payable	32,854	35,349
Deferred sales	4,204	11,212
Accrued salaries and related expenses	3,153	4,850
Accrued interest	2,404	2,551
Other accrued expenses	8,750	7,216

Total current liabilities	66,498	61,178
Long-term debt	165,000	165,000
Capital lease obligation, net of current portion	394	—
Deferred income taxes	19,568	20,282
Other long-term liabilities	7,793	5,057
Deferred rent	17,769	16,972

Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 29, 2008 and December 29, 2007	—	—
Additional paid-in capital	157,748	157,204
Accumulated other comprehensive loss	(3,017)	(1,350)
Retained earnings	7,549	3,940

Total stockholders’ equity	162,280	159,794

Total liabilities and stockholders’ equity	$439,302	$428,283

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales	$153,737	$137,544
Cost of goods sold	102,984	90,570

Gross profit	50,753	46,974
Selling, general and administrative expenses	39,150	35,908
Related party expenses	339	313

Income from operations	11,264	10,753
Interest income	(13)	(55)
Interest expense	5,329	5,505

Income before provision for income taxes	5,948	5,303
Provision for income taxes	2,339	2,058

Net income	$3,609	$3,245

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$3,609	$3,245
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on disposal of fixed assets	4	78
Depreciation and amortization	4,265	3,871
Deferred income taxes	1,699	2,170
Deferred rent	798	489
Equity compensation expense	544	174
Changes in operating assets and liabilities:
Inventories	(5,976)	(2,071)
Prepaid expenses and other current assets	(604)	78
Other non-current assets	(34)	28
Accounts payable	(347)	(47)
Accrued expenses and other current liabilities	(7,318)	(7,321)
Other long-term liabilities	4	—

Net cash (used in) provided by operating activities	(3,356)	694

Cash flows from investing activities:
Capital expenditures	(11,300)	(2,599)

Net cash used in investing activities	(11,300)	(2,599)

Cash flows from financing activities:
Borrowings under revolving credit agreement	15,000	2,000
Repayments of capital lease	(34)	—

Net cash provided by financing activities	14,966	2,000

Net increase in cash and cash equivalents	310	95
Cash and cash equivalents beginning of period	1,453	1,472

Cash and cash equivalents end of period	$1,763	$1,567

Supplemental disclosures of cash flow information:
Interest paid	$5,176	$5,445
Income taxes paid	$231	$134

Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$79	$296
Assets acquired under capital lease	$561	$—

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Loss	Retained Earnings	Total
Balance at December 29, 2007	100	$—	$157,204	$(1,350)	$3,940	$159,794

Net income	—	—	—	—	3,609	3,609
Interest rate swap, net of taxes of $(1,066)	—	—	—	(1,667)	—	(1,667)

Total comprehensive income						1,942
Equity compensation expense	—	—	544	—	—	544

Balance at March 29, 2008	100	$—	$157,748	$(3,017)	$7,549	$162,280

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

VS Holdings (“Holdings”), a Delaware corporation, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “VSI”), a New York corporation, and VSI’s wholly-owned subsidiary, VS Direct Inc. (“Direct,” and, together with Holdings and VSI, the “Company”), is a leading specialty retailer and direct marketer of nutritional products. The Company sells both national brands and “The Vitamin Shoppe” and “BodyTech” brands of vitamins, minerals, nutritional supplements, herbs, sports nutrition formulas, homeopathic remedies and other health and beauty aids through Company-owned retail stores, the Internet and mail order catalogs to customers located primarily in the United States. The Company operates from its headquarters in North Bergen, New Jersey.

The condensed consolidated financial statements as of March 29, 2008 and for the three months ended March 29, 2008 and March 31, 2007, include the accounts of Holdings, VSI and Direct. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of March 29, 2008 and for the three months ended March 29, 2008 and March 31, 2007 are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2007. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-week period, ending the last Saturday in December. Fiscal 2008 is a 52-week period ending December 27, 2008 and Fiscal 2007 was a 52-week period ended December 29, 2007. The results for the three months ended March 29, 2008 and March 31, 2007, are each based on a 13-week period.

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

Financial Instruments Policy—The Company entered into an interest rate swap during December 2005 on a portion of its $165 million Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”) offering for $165 million, which qualifies for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133. The interest rate swap has a maturity date of November 2010. The swap’s fair market value of $2.3 million at December 29, 2007, and $5.1 million at March 29, 2008, is recorded in other long-term liabilities on the condensed consolidated balance sheet. Of the decrease in market value of $2.8 million during the first quarter of Fiscal 2008, $1.7 million was charged to accumulated other comprehensive loss, and $1.1 million to the deferred income tax asset.

Advertising Costs—Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time advertising takes place. Advertising expense was $3.9 million and $4.7 million for the three months ended March 29, 2008 and March 31, 2007, respectively.

Recent Accounting Pronouncements— In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS No. 161”). SFAS No. 161 will require entities to provide enhanced disclosures for derivative activities and hedging activities with regard to the reasons for employing derivative instruments, how they are accounted for, and how these instruments affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure and report selected financial assets and liabilities at fair value on an instrument-by-instrument basis, with the objective to reduce both the complexity in accounting for financial instruments and mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently. The provisions of SFAS No. 159 are effective in the first quarter of fiscal year 2008 and early adoption is permitted, provided that SFAS No. 157 is adopted concurrently. The Company does not expect the adoption to have a material impact on its financial condition, results of operations or cash flows.

Effective December 30, 2007, the Company adopted certain provisions of SFAS No. 157, “Fair Value Measurements (“SFAS No. 157”),” that apply to certain financial assets and liabilities. This statement defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. SFAS No. 157, as amended by FASB Staff Position 157-2 (“FSP 157-2”), requires that the remaining provisions, which apply to nonfinancial assets and nonfinancial liabilities, be made effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of the remaining provisions of SFAS No. 157 and FSP 157-2 to have a material impact on its financial condition, results of operations or cash flows. Required disclosures are included in Note 11 to the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)),” SFAS No. 141(R) attempts to improve the relevance and comparability of the information included in companies’ financial reports regarding business combinations and their effects. The statement is effective for acquisitions occurring in fiscal years beginning on or after December 15, 2008. Currently, the Company cannot determine the impact, if any, the adoption will have on its financial condition, results of operations or cash flows.

4.	Goodwill and Intangible Assets

The Company acquired $88.0 million of intangible assets and $175.9 million of goodwill in an acquisition completed in Fiscal 2002. The Company also acquired $3.0 million of intangible assets related to an asset purchase completed in the first quarter of Fiscal 2008, which involved purchasing the rights to five specialty retail business locations. The $3.0 million of intangible assets resulting from the asset purchase is comprised primarily of operating leases.

The following table discloses the carrying value of all intangible assets (in thousands):

	March 29, 2008			December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Intangibles related to asset purchase	$2,950	$—	$2,950	$—	$—	$—
Tradenames	68,224	—	68,224	68,223	—	68,223
Goodwill	177,248	—	177,248	177,248	—	177,248

	$248,422	$—	$248,422	$245,471	$—	$245,471

There was no intangible amortization expense for the three months ended March 29, 2008 and March 31, 2007, respectively. Tradenames are not amortized, as they were determined to be intangible assets with indefinite lives. Tradenames will be tested for impairment in the last quarter of Fiscal 2008 or whenever impairment indicators exist, along with the Company’s goodwill. Intangible assets relating to the asset purchase, which include customer lists, operating leases and a non-compete agreement, are subject to amortization. However, as the purchase did fully not culminate until the end of March 2008, amortization did not commence in the first Fiscal quarter of 2008, but will do so in the beginning of the second Fiscal quarter of 2008.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	March 29, 2008	December 29, 2007
Furniture, fixtures and equipment	$72,988	$69,784
Leasehold improvements	71,024	68,278
Website development costs	11,193	11,180
Transportation equipment	21	21
Construction in progress	2,635	1,937

	157,861	151,200
Less: accumulated depreciation and amortization	(91,806)	(87,930)

	$66,055	$63,270

Depreciation and amortization expense on property and equipment, including equipment recorded under capital leases, for the three months ended March 29, 2008 was $4.0 million, and for the three months ended March 31, 2007 was $3.6 million. The Company had equipment related to capital leases of $0.6 million at March 29, 2008 with accumulated depreciation of $20,000.

6.	Credit Arrangements

Debt consists of the following (in thousands):

	March 29, 2008	December 29, 2007
Revolving Credit Facility	$15,000	$—

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$165,000	$165,000

2005 Second Priority Senior Secured Floating Rate Notes

Interest on the Notes is set at a per annum rate equal to a three month LIBOR plus 7.5%, which is reset quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2006. The combined weighted average interest rate before the impact of our hedging activities from December 30, 2007 through March 29, 2008 was 11.48%. The Notes will mature on November 15, 2012. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the applicable interest rate on the Notes. If VSI cannot make payments on the Notes when they are due, Holdings and VSI’s only subsidiary, Direct (collectively, the “Guarantors”), have guaranteed the Notes and must make payments instead. The Notes and the guarantees are secured by a second priority security interest in substantially all of VSI’s and the Guarantors’ assets that secure VSI’s new first priority senior secured credit facility. The Notes and the guarantees are VSI’s, and the Guarantors’, second priority senior secured obligations, and rank equally in right of payment with all of VSI’s and the Guarantors’ existing and future senior indebtedness and senior to all of VSI’s and the Guarantors’ existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of VSI’s and the Guarantors’ first priority senior secured indebtedness, including VSI’s new first priority senior secured credit facility, to the extent of the collateral securing such indebtedness. If VSI sells certain assets, issues equity or experiences specific kinds of changes in control, VSI must offer to repurchase the Notes. VSI may, at its option, redeem some or all of the Notes at any time on or after November 15, 2007.

Revolving Credit Facility

On November 15, 2005, VSI entered into a new $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), and VSI has the option to increase or decrease the Revolving Credit Facility size by $25.0 million, subject to certain conditions. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and the inventory of VSI and its only subsidiary, Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The Revolving Credit Facility provides for affirmative and negative covenants affecting Holdings, VSI and Direct. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay cash dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change its line of business, and restricts the types of hedging activities the Company can enter into. The Revolving Credit Facility has a maturity date of November 15, 2010. The unused available line of credit at March 29, 2008 was $33.7 million and the amount of borrowings outstanding at March 29, 2008 was $15.0 million. The largest amount borrowed at any given point during the first quarter of Fiscal 2008 was $15.0 million. The Revolving Credit Facility includes a $10 million sub-facility for the issuance of letters of credit, of which there were $0.3 million issued and outstanding as of March 29, 2008.

The borrowings under the Revolving Credit Facility accrue interest, at the Company’s option at the rate per annum announced from time to time by the agent as its “prime rate”, or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from December 30, 2007 through March 29, 2008 was 4.37%.

Interest expense for the three months ended March 29, 2008 and March 31, 2007 consists of the following (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Interest on the Notes	$4,954	$5,077
Amortization of deferred financing fees	292	290
Interest on the revolving credit facility and other	83	138

	$5,329	$5,505

Capital Lease

The Company leases computer equipment under a capital lease, which commenced in January 2008, that expires in 2011. The following is a schedule of the future minimum lease payments under the capital lease as of March 29, 2008 (in thousands):

Remainder of Fiscal 2008	$114
Fiscal 2009	152
Fiscal 2010	152
Fiscal 2011	152

Total	570
Less amount representing interest	43

Present value minimum lease payments	527
Less current portion of capital lease obligation	133

$394

7.	Stock-Based Compensation

Stock Option Plan—In Fiscal 2002 the Company adopted the VS Holdings, Inc. 2002 Stock Option Plan (the “2002 Plan”) for certain directors, officers, consultants and employees of the Company. The Company authorized the issuance of up to 2,046,041 shares of common stock. As of June 2006, the 2002 Plan was amended and assigned to VS Parent where it was adopted as the VS Parent, Inc. 2006 Stock Option Plan (the “2006 Plan”), converting all grants on a one-to-one basis for the right to receive a common share of VS Parent upon exercise. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant. Generally, options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The stock options have a maximum term of 10 years. The following table summarizes the Company’s stock option program as of March 29, 2008 and changes during the three month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 29, 2007	1,883,882	$19.53
Granted	54,600	$28.59
Canceled/forfeited	(11,146)	$18.98

Outstanding at March 29, 2008	1,927,336	$19.79	6.96

Vested or expected to vest at March 29, 2008	1,898,426	$19.79	6.96

Vested and exercisable at March 29, 2008	1,023,416	$17.71	5.49

The Company accounts for its stock-based compensation based on the requirements of SFAS No. 123(R) (“SFAS 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The Company adopted the prospective method of applying SFAS 123(R). Under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro-forma disclosure purposes will apply SFAS 123(R) prospectively to new awards and awards modified, repurchased or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards which were the provisions of APB No. 25 and its related interpretive guidance. For those grants valued under SFAS 123(R), compensation expense attributable to stock-based compensation for the three months ended March 29, 2008, was approximately $0.5 million, and for the three months ended March 31, 2007, was approximately $0.2 million. As of March 29, 2008, the remaining unrecognized stock-based compensation expense for non-vested stock options issued after the effective date of SFAS 123(R) to be expensed in future periods is $6.5 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.0 years. There were 1,023,416 and 903,920 vested and non-vested options, respectively, at March 29, 2008. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in the subsequent period if actual forfeitures differ from those estimates. Currently, the Company estimates forfeitures based on its historical forfeiture rate since the plan inception in Fiscal 2002. The estimated future forfeitures as of March 29, 2008 are approximately $0.1 million.

The weighted-average grant date fair value of stock options granted during the three months ended March 29, 2008 were $13.90, and for the three months ended March 31, 2007 were $8.06. There were no stock options exercised during the first three months of Fiscal 2008 or 2007. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 29, 2008	March 31, 2007
Expected dividend yield	0.0%	0.0%
Expected volatility	46.8%	54.3%
Risk-free interest rate	3.00%	4.66%
Expected holding period	6.25 years	6.25 years

The expected volatility applicable to the three months ended March 29, 2008 is based on the volatility levels over the past 6.25 years from the average volatility of similar actively traded companies. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips. The expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years. The simplified method was chosen as a means to determine the Company’s holding period as there is no historical option exercise experience due to the Company being privately held.

8.	Legal Proceedings

Dwight Thompson v. The Vitamin Shoppe. The Company opened its first store in California in December 2002, and the Company reclassified its California store managers as non-exempt employees in January 2004. On February 25, 2005, plaintiff Dwight Thompson (“Thompson”), a former store manager, filed suit on behalf of himself and other “similarly situated” current and former California store managers and assistant store managers in the Superior Court of the State of California for the County of Orange (“Orange County Superior Court”), alleging causes of action for (1) failure to pay overtime wages; (2) unfair business practices under Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide rest and meal periods; and (5) unfair competition under Cal. Bus. & Prof. Code § 17200 et seq. (“UCL”) (the “Thompson Action”). On September 2, 2005, Thompson amended his complaint to include a representative claim for civil penalties under the Labor Code Private Attorneys General Act, Cal. Labor Code §§ 2698 et seq. (“PAGA”), also known as the California “bounty hunter” statute, which may permit Thompson to collect civil penalties on behalf of all other allegedly aggrieved employees for violations of the Labor Code and attorneys’ fees if he prevails. Almost one year later, on July 7, 2006, the same group of plaintiffs’ attorneys who were representing Thompson filed another wage and hour lawsuit against The Vitamin Shoppe based on substantively identical allegations in the Orange County Superior Court, entitled Estel v. The Vitamin Shoppe Industries Inc. (Case No. 06CC07852) (the “Estel Action”). Plaintiffs in the Estel Action were nine individuals – all of whom were already class members in the Thompson Action and in the lawsuit described below, Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. (the “Perry Action”) The parties engaged in some preliminary pre-trial discovery, until the Court stayed the Thompson and Estel Actions pending court approval of the settlement in the Perry Action described below. In December 2007, the Court lifted the stay of the Thompson and Estel Actions and in January 2008, the Court consolidated the Thompson and Estel actions. In the consolidated complaint, Plaintiffs assert nine claims for relief against the Company: (1) failure to pay overtime wages; (2) unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide meal periods; (5) failure to provide rest periods; (6) unfair competition under the UCL; (7) failure to provide itemized wage statements; (8) failure to provide wages and accrued vacation upon termination; and (9) recovery of civil penalties under PAGA. Plaintiffs purport to bring their UCL and PAGA claims as representative actions and the remaining claims on behalf of a class composed of all current and former assistant managers and managers of the Company who were employed on or after April 14, 2006 (the “Amended Thompson Action”). The Company intends to defend the Amended Thompson Action vigorously. At this time it is premature to address any potential loss as a result of these claims, or the amount or range of potential loss. Accordingly, as of March 29, 2008, the Company has not accrued any liabilities related to this litigation.

Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. On August 17, 2005, plaintiff Perry, a former assistant store manager, later joined by plaintiff Vitrano, a current store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations under California law, including, but not limited to, violations related to misclassification of store managers and violations with respect to providing meal and rest periods for store managers and assistant store managers. Plaintiffs’ allegations are similar to the violations alleged in the Thompson matter described above, and plaintiffs seek to bring this action on behalf of themselves and others who are “similarly situated.” On December 20, 2005, the parties engaged in mediation and the parties entered into a Memorandum of Understanding, which was followed by execution of a formal Settlement Agreement. The Company accrued $0.4 million for the proposed settlement in the last quarter of Fiscal 2005 and has deposited the same in escrow. The settlement has received final approval of the Marin County Superior Court. There has been an interlocutory appeal filed by the plaintiffs’ counsel in the Thompson action, as well as an appeal of the Courts approval of the settlement, both of which are still pending, and the period to file an appeal of the final Court approval has not expired. The $0.4 million that was accrued and deposited in escrow is the Company’s best estimate based on the information available at the time of this filing. However, circumstances in the future may alter the outcome of the proposed settlement. Accordingly, as of March 29, 2008, the Company has not accrued any further liabilities related to this litigation.

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

The Company was served with the complaints in these cases but did not file a substantive response. Following mediation on June 11, 2007, all claims were settled on a nationwide class basis, subject to court approval. Pursuant to the settlement, all of the Federal plaintiffs dismissed their cases without prejudice (pending final court approval of the settlement) and joined as plaintiffs in the New Jersey State Court action. The settlement received preliminary Court approval on February 1, 2008. A hearing on whether the settlement should be finally approved and all claims dismissed with prejudice on a nationwide class basis will be held on June 27, 2008. The Company has signed an agreement with the contract manufacturer of the Product to fund all of the costs of the settlement up to a negotiated limit, which the Company does not believe will be exceeded. Accordingly, as of March 29, 2008, the Company has not accrued any liabilities related to this litigation.

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. One of the named products, Multivitamin Especially for Women, has not been sold by the Company since late January 2007. The Company has withdrawn certain of the other named products from the California market and has provided warnings with respect to the others pending discussions with the public prosecutors. At this time it is premature to address any potential loss as a result of these claims, or the amount or range of potential loss. As of March 29, 2008, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of the first Fiscal quarter ended March 29, 2008, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

9.	Related Party Transactions

In connection with the acquisition completed in Fiscal 2002, the Company entered into a management agreement with Bear Stearns Merchant Manager II, LLC. This agreement provides for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. Amounts paid during the three months ended March 29, 2008 were approximately $0.3 million, and for the three months ended March 31, 2007 were approximately $0.3 million.

10.	Segment Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through retail stores throughout the United States. The direct segment generates revenue through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through the

Company’s Web site and catalog. A catalog is mailed periodically to customers in the Company’s Frequent Buyer Program database, and the Company’s websites at www.vitaminshoppe.com and www.BodyTech.com offer its customers online access to a full assortment of approximately to 20,000 SKUs. Corporate costs represent the Company’s administrative expenses which include, but are not limited to: human resources, legal, finance, information technology, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are the same as those described in Note 3- Summary of Significant Accounting Policies in the Fiscal 2007 consolidated financial statements. The Company has allocated $131.9 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Sales:
Retail	$132,510	$117,278
Direct	21,227	20,266

Net sales	153,737	137,544

Income from operations:
Retail	21,553	19,298
Direct	3,950	3,787
Corporate costs	(14,239)	(12,332)

Income from operations	$11,264	$10,753

11.	Fair Value

Effective December 30, 2007, the Company adopted the provisions of SFAS No. 157 that applies to its financial assets and liabilities which are measured at fair value within the condensed consolidated financial statements. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs based on a company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. In determining the fair value of the Company’s interest rate swap, observable inputs were available at March 29, 2008, and thus were relied upon for the interest rate swap’s valuation. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date.

Level 2 – Valuations based on quoted inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data. Assets and liabilities utilizing Level 2 inputs include fair value and cash flow swap instruments.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company’s interest rate swap was established as a cash flow hedge on a portion of its Notes to offset fluctuations related to the variable rate interest payments as described in Note 6. The interest rate swap is included in other long-term liabilities in the condensed consolidated balance sheets. The swap is categorized in level 2 in the fair value hierarchy, as shown in the following table, as it is not exchanged in an active market:

		Fair value at March 29, 2008, using:
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap	$5.1	$—	$5.1	$—

Total	$5.1	$—	$5.1	$—

12.	Supplemental Guarantor Information

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

The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations, and statements of cash flows for Holdings, VSI and Direct:

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF MARCH 29, 2008

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,014	$749	$—	$1,763
Inventories	—	16,773	87,012	—	103,785
Prepaid expenses and other current assets	—	95	12,095	—	12,190
Intercompany receivable	—	254,666	259,291	(513,957)	—
Deferred income taxes	—	169	39	—	208

Total current assets	—	272,717	359,186	(513,957)	117,946
Property and equipment, net	—	16,129	49,926	—	66,055
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	71,174	—	71,174
Other assets:
Deferred financing fees, net of accumulated amortization of $2,660	—	—	4,973	—	4,973
Other	—	—	1,558	—	1,558
Security deposits	—	—	348	—	348
Deferred income tax asset	1,308	1,277	10,839	(13,424)	—

Total other assets	1,308	1,277	17,718	(13,424)	6,879
Investment in Subsidiary	178,534	—	40,945	(219,479)	—

Total assets	$179,842	$290,123	$716,197	$(746,860)	$439,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$—	$—	$133	—	$133
Revolving credit facility	—	—	15,000	—	15,000
Intercompany payable	17,399	241,893	254,665	(513,957)	—
Accounts payable	—	156	32,698	—	32,854
Deferred sales	—	768	3,436	—	4,204
Accrued salaries and related expenses	—	3	3,150	—	3,153
Accrued interest	—	—	2,404	—	2,404
Other accrued expenses	27	1,979	6,744	—	8,750

Total current liabilities	17,426	244,799	318,230	(513,957)	66,498
Long-term debt	—	—	165,000	—	165,000
Capital lease obligation, net of current portion	—	—	394	—	394
Deferred income taxes	136	1,400	31,456	(13,424)	19,568
Other long-term liabilities	—	—	7,793	—	7,793
Deferred rent	—	2,979	14,790	—	17,769

Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding	—	—	—	—	—
Additional paid-in capital	157,748	20,165	166,791	(186,956)	157,748
Accumulated other comprehensive loss	(3,017)	—	(3,017)	3,017	(3,017)
Retained earnings	7,549	20,780	14,760	(35,540)	7,549

Total stockholders’ equity	162,280	40,945	178,534	(219,479)	162,280

Total liabilities and stockholders’ equity	$179,842	$290,123	$716,197	$(746,860)	$439,302

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 29, 2007

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$567	$886	$—	$1,453
Inventories	—	16,251	81,558	—	97,809
Prepaid expenses and other current assets	—	88	11,499		11,587
Intercompany receivable	—	230,336	235,645	(465,981)	—
Deferred income taxes	—	388	1,168	—	1,556

Total current assets	—	247,630	330,756	(465,981)	112,405
Property and equipment, net	—	14,985	48,285	—	63,270
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	68,223	—	68,223
Other assets:
Deferred financing fees, net of accumulated amortization of $2,368	—	—	5,265	—	5,265
Other	—	—	319	—	319
Security deposits	—	20	1,533	—	1,553
Deferred income tax asset	1,050	1,114	12,041	(14,205)	—

Total other assets	1,050	1,134	19,158	(14,205)	7,137
Investment in Subsidiary	176,282	—	38,706	(214,988)	—

Total assets	$177,332	$263,749	$682,376	$(695,174)	$428,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Intercompany payable	17,400	218,246	230,335	(465,981)	—
Accounts payable	—	226	35,123	—	35,349
Deferred sales	—	1,951	9,261	—	11,212
Accrued salaries and related expenses	—	—	4,850	—	4,850
Accrued interest	—	—	2,551	—	2,551
Other accrued expenses	26	569	6,621	—	7,216

Total current liabilities	17,426	220,992	288,741	(465,981)	61,178
Long-term debt	—	—	165,000	—	165,000
Deferred income taxes	112	1,493	32,882	(14,205)	20,282
Other long term liabilities	—	—	5,057	—	5,057
Deferred rent	—	2,559	14,413	—	16,972

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding	—	—	—	—	—
Additional paid-in capital	157,204	20,165	166,791	(186,956)	157,204
Accumulated other comprehensive loss	(1,350)	—	(1,350)	1,350	(1,350)
Retained earnings	3,940	18,540	10,842	(29,382)	3,940

Total stockholders’ equity	159,794	38,705	176,283	(214,988)	159,794

Total liabilities and stockholders’ equity	$177,332	$263,749	$682,376	$(695,174)	$428,283

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 29, 2008

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$28,326	$125,411	$—	$153,737
Commissions	—	6,939	1,704	(8,643)	—
Cost of goods sold	—	20,017	83,559	(592)	102,984

Gross profit	—	15,248	43,556	(8,051)	50,753
Selling, general and administrative expenses	544	10,649	36,008	(8,051)	39,150
Related party expenses	—	—	339	—	339

(Loss) income from operations	(544)	4,599	7,209	—	11,264
Interest income	—	(2)	(11)	—	(13)
Interest expense	—	983	4,346	—	5,329

(Loss) income before (benefit) provision for income taxes	(544)	3,618	2,874	—	5,948
(Benefit) provision for income taxes	(235)	1,378	1,196	—	2,339

(Loss) income before equity in net earnings of subsidiary	(309)	2,240	1,678	—	3,609
Equity in net earnings of subsidiary	3,918	—	2,240	(6,158)	—

Net income	$3,609	$2,240	$3,918	$(6,158)	$3,609

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$24,523	$113,021	$—	$137,544
Commissions	—	6,357	1,396	(7,753)	—
Cost of goods sold	—	16,868	74,605	(903)	90,570

Gross profit	—	14,012	39,812	(6,850)	46,974
Selling, general and administrative expenses	174	9,733	32,851	(6,850)	35,908
Related party expenses	—	—	313	—	313

(Loss) income from operations	(174)	4,279	6,648	—	10,753
Interest income	—	(3)	(52)	—	(55)
Interest expense	—	—	5,505	—	5,505

(Loss) income before (benefit) provision for income taxes	(174)	4,282	1,195	—	5,303
(Benefit) provision for income taxes	(67)	1,661	464	—	2,058

(Loss) income before equity in net earnings of subsidiary	(107)	2,621	731	—	3,245
Equity in net earnings of subsidiary	3,352	—	2,621	(5,973)	—

Net income	$3,245	$2,621	$3,352	$(5,973)	$3,245

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 29, 2008

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$3,609	$2,240	$3,918	$(6,158)	$3,609
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of fixed assets	—	1	3	—	4
Depreciation and amortization	—	810	3,455	—	4,265
Deferred income taxes	(234)	(37)	1,970	—	1,699
Deferred rent	—	420	378	—	798
Equity compensation expense	544	—	—	—	544
Equity in earnings of subsidiary	(3,918)	—	(2,240)	6,158	—
Changes in operating assets and liabilities:
Inventories	—	(522)	(5,454)	—	(5,976)
Prepaid expenses and other current assets	—	(7)	(597)	—	(604)
Intercompany	(1)	(684)	685	—	—
Other non-current assets	—	21	(55)	—	(34)
Accounts payable	—	(70)	(277)	—	(347)
Accrued expenses and other current liabilities	—	230	(7,548)	—	(7,318)
Other long-term liabilities	—	—	4	—	4

Net cash provided by (used in) operating activities	—	2,402	(5,758)	—	(3,356)

Cash flows from investing activities:
Capital expenditures	—	(1,955)	(9,345)	—	(11,300)

Net cash used in investing activities	—	(1,955)	(9,345)	—	(11,300)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	15,000	—	15,000
Payments of Capital Lease Obligation		—	(34)		(34)

Net cash provided by financing activities	—	—	14,966	—	14,966

Net increase (decrease) in cash and cash equivalents	—	447	(137)	—	310
Cash and cash equivalents beginning of period	—	567	886	—	1,453

Cash and cash equivalents end of period	$—	$1,014	$749	$—	$1,763

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$3,245	$2,621	$3,352	$(5,973)	$3,245
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	—	78	—	78
Depreciation and amortization	—	572	3,299	—	3,871
Deferred income taxes	(5)	97	2,078	—	2,170
Deferred rent	—	—	489	—	489
Equity compensation expense	174	—	—	—	174
Equity in earnings of subsidiary	(3,352)	—	(2,621)	5,973	—
Changes in operating assets and liabilities:
Inventories	—	944	(3,015)	—	(2,071)
Prepaid expenses and other current assets	(60)	44	94	—	78
Intercompany	—	(4,520)	4,520	—	—
Other non-current assets	—	—	28	—	28
Accounts payable	—	(18)	(29)	—	(47)
Accrued expenses and other current liabilities	(2)	417	(7,736)	—	(7,321)

Net cash provided by operating activities	—	157	537	—	694

Cash flows from investing activities:
Capital expenditures	—	(101)	(2,498)	—	(2,599)

Net cash used in investing activities	—	(101)	(2,498)	—	(2,599)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	2,000	—	2,000

Net cash provided by financing activities	—	—	2,000	—	2,000

Net increase in cash and cash equivalents	—	56	39	—	95
Cash and cash equivalents beginning of period	—	885	587	—	1,472

Cash and cash equivalents end of period	$—	$941	$626	$—	$1,567

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A- Risk Factors” in our Annual Report on Form 10-K filed on March 28, 2008 with the Securities and Exchange Commission.

Company Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. As of March 29, 2008, we operated 354 stores located in 32 states and the District of Columbia and sold direct to consumers through our web sites, www.vitaminshoppe.com and www.BodyTech.com, and our nationally circulated catalog. We target the dedicated, well-informed vitamin, mineral and supplement (“VMS”) consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. We offer our customers a selection of over 20,000 SKUs from over 400 different nationally brands, as well as our proprietary Vitamin Shoppe, BodyTech and MD Select brands. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers, supermarkets, chain drug stores or mass merchants. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

Our Company was founded as a single store in New York, New York in 1977. Our Vitamin Shoppe branded products were introduced in 1989. We were acquired in November 2002 by Bear Stearns Merchant Manager II, LLC (“BSMB”) and other investors.

Segment Information

We sell our products through two business segments: retail, which is our retail store format, and direct, which consists of our internet and catalog formats.

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

Since the beginning of 2003, we have aggressively pursued new store growth. During this period through March 29, 2008, we opened 229 new stores, expanding our presence in our existing markets as well as entering new markets such as California, Texas, and Michigan. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

Direct. Our direct segment consists of our catalog and internet operations from our web sites, www.vitaminshoppe.com and www.BodyTech.com. The direct segment enables us to service customers outside our retail markets and provides us with data that we use to assist us in the selection of future store locations.

Our catalog is mailed regularly to our catalog customers contained in our Frequent Buyer Program database. Our catalog is currently designed to appeal to the dedicated, well-informed VMS consumer and includes a broad assortment of approximately 12,000 to 14,000 of our most popular SKUs, though an additional 6,000 SKUs are available through special order. Our Web site offers our customers online access to our full assortment of over 20,000 SKUs.

Trends and Other Factors Affecting Our Business

Our performance is affected by trends that impact the VMS industry, including demographic, health and lifestyle preferences. Changes in these trends and other factors, which we may not foresee, may also impact our business. For example, our industry is subject to potential regulatory actions, such as the ban on ephedra, and other legal matters that affect the viability of a given product. Volatile consumer trends, such as those described in the following paragraph, as well as the overall impact on consumer spending, can dramatically affect purchasing patterns. Our business allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives. We will continue to diversify our product lines to offer items less susceptible to the effects of economic conditions and not as readily substitutable, such as teas, lotions and spring water.

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

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2003, we have opened 235 stores and operate 360 stores located in 33 states and the District of Columbia as of May 1, 2008.

Our stores typically require three to four years to mature, generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin and sales per square foot. As our recently opened stores mature, we expect them to contribute meaningfully to our operating results.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 of the notes to the Consolidated Financial Statements included in our financial statements for Fiscal 2007, Fiscal 2006, and Fiscal 2005, filed with the Securities and Exchange Commission on March 28, 2008, in our Annual Report on Form 10-K. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of our Board of Directors has reviewed its disclosures relating to them. Management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the audited financial statements for the fiscal year ended December 29, 2007.

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

Selling, general and administrative expenses consist of operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses.

Related party expenses consist of management fees incurred and paid to BSMB.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales	$153,737	$137,544
Increase in comparable store net sales	5.8%	6.1%
Gross profit as a percent of net sales	33.0%	34.2%
Income from operations	$11,264	$10,753
EBITDA (1)	$16,035	$14,823

(1)	EBITDA represents net income before provision for income tax, interest income and expense, and depreciation and amortization, including recognition of deferred rent. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered as a performance measure prepared in accordance with GAAP, such as operating income, net income and cash flows from operating activities. We believe that EBITDA provides additional information of our operating performance and our ability to meet our future debt service, capital expenditure and working capital requirements. Furthermore, our executive compensation plans base incentive compensation payments on our EBITDA performance measured against budget. Other companies may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. The table below includes a reconciliation from net income to EBITDA.

	Three Months Ended
	March 29, 2008	March 31, 2007
Statement of Operations Data:
Net income	$3,609	$3,245
Provision for income taxes	2,339	2,058
Interest income	(13)	(55)
Interest expense	5,329	5,505
Depreciation and amortization, including deferred rent (a)	4,771	4,070

EBITDA	$16,035	$14,823

(a)	Excludes amortization of deferred financing fees, which are included in “interest expense” in this table.

Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash (used in) provided by operating activities:

	Three Months Ended
	March 29, 2008	March 31, 2007
EBITDA	$16,035	$14,823
Interest expense, net	(5,316)	(5,450)
Provision for income taxes	(2,339)	(2,058)
Loss on disposal of fixed assets	4	78
Deferred income taxes	1,699	2,170
Deferred financing fees amortization and other	292	290
Equity compensation expense	544	174
Changes in operating assets and liabilities:
Inventories	(5,976)	(2,071)
Prepaid expenses and other current assets	(604)	78
Other non-current assets	(34)	28
Accounts payable	(347)	(47)
Accrued expenses and other current liabilities	(7,318)	(7,321)
Other long-term liabilities	4	—

Net cash (used in) provided by operating activities	$(3,356)	$694

The following table shows the growth in our network of stores during the three months ended March 29, 2008 and March 31, 2007:

	Three Months Ended
	March 29, 2008	March 31, 2007
Store Data:
Stores open at beginning of period	341	306
Stores opened	13	10
Stores closed	—	—

Stores open at end of period	354	316

Results of Operations

The information presented below is for the three months ended March 29, 2008 and March 31, 2007 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three months ended March 29, 2008 and March 31, 2007 as a percentage of net sales:

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales	100.0%	100.0%
Cost of goods sold	67.0%	65.8%

Gross profit	33.0%	34.2%
Selling, general and administrative expenses	25.5%	26.1%
Related party expenses	0.2%	0.3%

Income from operations	7.3%	7.8%
Interest income	(0.0)%	(0.0)%
Interest expense	3.4%	3.9%

Income before provision for income taxes	3.9%	3.9%
Provision for income taxes	1.6%	1.5%

Net income	2.3%	2.4%

Three Months Ended March 29, 2008 Compared To Three Months Ended March 31, 2007

Net Sales

Net sales increased $16.2 million, or 11.8%, to $153.7 million for the three months ended March 29, 2008 compared to $137.5 million for the three months ended March 31, 2007. The increase was the result of an increase in our comparable store sales, new sales from our non-comparable stores, and an increase in our direct sales.

Retail

Net sales from our retail stores increased $15.2 million, or 13.0%, to $132.5 million for the three months ended March 29, 2008 compared to $117.3 million for the three months ended March 31, 2007. We operated 354 stores as of March 29, 2008 compared to 316 stores as of March 31, 2007. Our overall store sales for the three months ended March 29, 2008 increased due to non-comparable store sales increases of $8.5 million and an increase in comparable store sales of $6.7 million, or 5.8%. Our overall sales increased primarily in the categories of supplements, which increased $2.4 million, or 8.0%; vitamins and multivitamins, which increased $1.6 million, or 10.1%; sports nutrition, which increased by $7.9 million, or 26.6%; minerals, which increased $0.4 million, or 10.8%; and weight management, which increased $1.1 million, or 14.3%.

The supplements category, which is among the largest selling product categories in our mix, continues to experience significant growth in sales of essential fatty acids, or EFAs, which have been responsible for most of the growth in the supplement category for several quarters. Given the current trend in EFA consumption, and the growing number of publications and recommendations regarding the heart-health benefits of fish oils (such as by The American Heart Association and US National Institutes of Health), we expect continued strength in sales of EFAs for the remainder of this fiscal year. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales during the first quarter of Fiscal 2008, and has done so since the middle of Fiscal 2006. We believe this is due largely to the growth in the fitness-conscious market as well as the diversity of new product introductions and innovations in functionally specific supplementation. Sales in the weight management category also increased at a rate greater than the overall increase in net sales during the first quarter of Fiscal 2008, as we have been experiencing significant growth in stimulant free weight loss products. We expect sales in this category to continue to rise concurrent with the onset of the summer months.

Direct

Net sales to our direct customers increased $1.0 million, or 4.7%, to $21.2 million for the three months ended March 29, 2008 compared to $20.3 million for the three months ended March 31, 2007. The overall increase in our direct sales was due to an increase in our internet sales of approximately $3.1 million which was offset by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers this quarter as compared to the quarter ended March 31, 2007, as a result of our increased web-based marketing efforts. We believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the introduction of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $12.4 million, or 13.7%, to $103.0 million for the three months ended March 29, 2008 compared to $90.6 million for the three months ended March 31, 2007. The increase was primarily due to an increase in product costs and occupancy costs for the quarter ended March 29, 2008, as compared to the quarter ended March 31, 2007. Costs of goods sold as a percentage of net sales was 67.0% for the three months ended March 29, 2008 compared to 65.8% for the three months ended March 31, 2007.

Product costs increased $9.6 million, or 13.5%, to $80.8 million for the three months ended March 29, 2008, compared to $71.2 million for the three months ended March 31, 2007 primarily as a result of greater sales this quarter as compared to the quarter ended March 31, 2007. Product costs as a percentage of net sales increased to 52.6% for the three months ended March 29, 2008 compared to 51.8% for the three months ended March 31, 2007. The 0.8% increase as a percentage of sales was the result of increases in product costs offset in part by decreases in pricing promotions and markdowns during the quarter ended March 29, 2008 as compared to the quarter ended March 31, 2007. Product costs increases were due largely to cost increases in sports nutrition products, especially Whey, which is a large component of our product mix.

Warehouse and distribution costs increased $0.4 million, or 8.9%, to $5.3 million for the three months ended March 29, 2008 compared to $4.9 million for the three months ended March 31, 2007. Warehouse and distribution costs as a percentage of net sales decreased to 3.5% for the three months ended March 29, 2008, compared to 3.6% for the three months ended March 31, 2007.

Occupancy costs increased $2.5 million, or 17.1%, to $16.9 million for the three months ended March 29, 2008 compared to $14.5 million for the three months ended March 31, 2007. Occupancy costs as a percentage of net sales increased to 11.0% for the three months ended March 29, 2008, compared to 10.5% for the three months ended March 31, 2007. This increase as a percentage of sales is mainly attributable to the increases in utilities and real estate tax expenses as well as increased rent for our newer store leases.

Gross Profit

As a result of the foregoing, gross profit increased $3.8 million, or 8.0%, to $50.8 million for the three months ended March 29, 2008 compared to $47.0 million for the three months ended March 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses, increased $3.2 million, or 9.0%, to $39.2 million for the three months ended March 29, 2008, compared to $35.9 million for the three months ended March 31, 2007. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the three months ended March 29, 2008 decreased to 25.5% compared to 26.1% for the three months ended March 31, 2007.

Operating payroll and related benefits increased $1.4 million, or 11.0%, to $14.4 million for the three months ended March 29, 2008 compared to $13.0 million for the three months ended March 31, 2007. Operating payroll and related benefits expenses as a percentage of net sales remained level at 9.4% for the three months ended March 29, 2008 compared to 9.4% for the three months ended March 31, 2007.

Advertising and promotion expenses decreased $0.8 million, or 16.3%, to $3.9 million for the three months ended March 29, 2008 compared to $4.7 million for the three months ended March 31, 2007. Advertising and promotion expenses as a percentage of net sales decreased to 2.5% for the three months ended March 29, 2008 from 3.4% for the three months ended March 31, 2007. The decrease is primarily due to a decline in our catalog circulation for the quarter ended March 29, 2008, as compared to the quarter ended March 31, 2007, as we are reducing our catalog advertising and prospecting efforts.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $2.6 million, or 14.1%, to $20.9 million for the three months ended March 29, 2008 compared to $18.2 million for the three months ended March 31, 2007. The increase was due primarily to increases in depreciation and amortization expense of approximately $0.4 million, increases in equity compensation expense of approximately $0.4 million, and increases in corporate payroll expenses of $1.0 million. The increase in payroll was attributable to our corporate infrastructure. In addition to the above, there was an increase in store pre-opening expenses of approximately $0.4 million incurred primarily as a result of the five stores acquired in our asset acquisition, which occurred in the first Fiscal quarter of 2008, and our stores in Hawaii which had to be secured well in advance of store openings. Other selling, general and administrative expenses as a percentage of net sales increased to 13.6% during the three months ended March 29, 2008 compared to 13.3% for the three months ended March 31, 2007, due largely to the increase in corporate payroll.

Related Party Expenses

Related party expenses were unchanged at $0.3 million for the quarter ended March 29, 2008, as well as the quarter ended March 31, 2007.

Income from Operations

As a result of the foregoing, income from operations increased $0.5 million, or 4.8%, to $11.3 million for the three months ended March 29, 2008 compared to $10.8 million for the three months ended March 31, 2007. Income from operations as a percentage of net sales decreased to 7.3% for the three months ended March 29, 2008 compared to 7.8% for the three months ended March 31, 2007.

Retail

Income from operations for the retail segment increased $2.2 million, or 11.3%, to $21.6 million for the three months ended March 29, 2008 compared to $19.4 million for the three months ended March 31, 2007. Income from operations as a percentage of net sales for the retail segment decreased to 16.3% for the three months ended March 29, 2008 compared to 16.5% for the three months ended March 31, 2007. The decrease as a percentage of net sales was primarily due to an increase in product costs of 0.3% as a percentage of sales, as well as an increase in occupancy expense of 0.5% as a percent of sales. The increase in occupancy costs as a percentage of sales is due largely to increases in utilities and real estate tax expenses, as well as rent expense for our newer store leases for this quarter compared to the same quarter last year. These increases were offset by decreases in advertising expense of 0.4% as a percentage of net sales due to a reduction of in-store catalogs for the quarter ended March 29, 2008, as compared to March 31, 2007.

Direct

Income from operations for the direct segment increased $0.2 million, or 4.3%, to $4.0 million for the three months ended March 29, 2008 compared to $3.8 million for the three months ended March 31, 2007. Income from operations as a percentage of net sales for the direct segment decreased to 18.6% for the three months ended March 29, 2008 compared to 18.7% for the three months ended March 31, 2007. This decrease in income from operations as a percentage of sales was due mainly to a 4.6% increase in product costs as a percentage of sales, which was offset by the following: a decrease in distribution costs of 0.3% as a percentage of sales, a decrease in payroll costs of 1.3% as a percentage of net sales, and a decrease in advertising expenses of 2.9% as a percentage of net sales during this quarter as compared to the same quarter last year. The increase in product costs as a percentage of net sales was primarily due to increases in product costs, which were not offset by increases in pricing, as well as greater promotional pricing in this quarter compared to the same quarter last year.

Corporate Costs

Corporate costs increased by $1.8 million, or 14.9%, to $14.2 million for the three months ended March 29, 2008 compared to $12.4 million for the three months ended March 31, 2007. Corporate costs as a percentage of net sales increased to 9.3% for the three months ended March 29, 2008 compared to 9.0% for the three months ended March 31, 2007. The dollar increase was primarily due to increases in depreciation and amortization expense of approximately $0.4 million, and increases in equity compensation expense of approximately $0.4 million, and an increase in payroll of $1.0 million, attributable to our growing corporate infrastructure. In addition, there was an increase in store pre-opening fees of approximately $0.4 million incurred primarily as a result of the five stores acquired in our asset acquisition, which occurred in the first Fiscal quarter of 2008, and our properties in Hawaii which had to be secured well in advance of store openings. The 0.3% increase as a percentage of net sales for the quarter ended March 29, 2008, as compared to the quarter ended March 31, 2007, was primarily due to the increase in corporate payroll.

Interest Income

Interest income decreased $42,000 to $13,000 for the three months ended March 29, 2008 compared to $55,000 for the three months ended March 31, 2007. The decrease was due largely to lower interest rates, and lower cash balances during the three months ended March 29, 2008, as compared to the three months ended March 31, 2007.

Interest Expense

Interest expense decreased $0.2 million, or 3.2%, to $5.3 million for the three months ended March 29, 2008 compared to $5.5 million for the three months ended March 31, 2007. The decrease was due to lower interest rates experienced during the quarter ended March 29, 2008, as compared to the three months ended March 31, 2007.

Provision for Income Taxes

We recognized $2.3 million of income tax expense during the three months ended March 29, 2008 compared with $2.1 million for the three months ended March 31, 2007. The effective tax rate for the three months ended March 29, 2008 was 39.3%, compared to 38.8% for the three months ended March 31, 2007. The effective rate for the current period, as compared to the same period last year, increased primarily due to changes to our blended state tax rates which resulted from changes in our state apportionment factors for the three months ended March 29, 2008 as compared to the three months ended March 31, 2007.

Net Income

As a result of the foregoing, we generated net income of $3.6 million for the three months ended March 29, 2008 compared to $3.2 million for the three months ended March 31, 2007.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources:

	March 29, 2008	December 29, 2007
Balance Sheet Data:
Cash and cash equivalents	$1,763	$1,453
Working capital	51,448	51,227
Total assets	439,302	428,283
Total debt	180,527	165,000
Stockholders’ equity	162,280	159,794

	Three Months Ended
	March 29, 2008	March 31, 2007
Other Information:
Depreciation and amortization, including deferred rent (1)	$5,063	$4,360

Cash Flows (Used In) Provided By:
Operating activities	$(3,356)	$694
Investing activities	(11,300)	(2,599)
Financing activities	14,966	2,000

Net increase in cash and cash equivalents	$310	$95

(1)	Also includes amortization of deferred financing fees.

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

We plan to spend up to $23 million in capital expenditures during Fiscal 2008, of which up to $18 million will be in connection with our store growth and improvement plans with the remainder of up to $5 million being used for all other expenditures. Of the total capital expenditures projected for Fiscal 2008 we have already invested $11.3 million during the three months ended March 29, 2008. We plan on opening approximately 45 to 50 stores during Fiscal 2008, of which we have already opened 13 stores as of March 29, 2008. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of $165,000 to $200,000 of cost for each of our stores. Additionally, 60 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

We were in compliance with all debt covenants as of March 29, 2008. At March 29, 2008, we had $1.8 million in cash and cash equivalents and $51.4 million in working capital. At December 29, 2007, we had $1.5 million in cash and cash equivalents and $51.2 million in working capital.

Cash (Used in) Provided by Operating Activities

Cash used in operating activities was $(3.4) million for the three months ended March 29, 2008, as compared to cash of $0.7 million provided by operating activities for the three months ended March 31, 2007. The $(4.1) million change in cash flows from operating activities is primarily due to increases in our inventory expenditures, as a result of increases in our product costs as well as incremental purchases to accommodate store openings.

Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 29, 2008 and March 31, 2007 was $11.3 million and $2.6 million, respectively. Capital expenditures during the three months ended March 29, 2008, were used for the construction of 13 new stores, as well as the construction in progress for 26 new stores to be opened in Fiscal 2008, and for improvements of certain of our existing stores. In addition, expenditures included improvements and additions to our information systems technologies. For the three months ended March 31, 2007, capital expenditures were used primarily for the construction of 10 new stores and improvements of existing stores. Included in the $8.7 million increase in expenditures for the three months ended March 29, 2008, as compared to the three months ended March 31, 2007, was our asset purchase of $3.0 million as discussed in Note 4 to our condensed consolidated financial statements, which included 3 of the 13 new stores added this quarter (two more stores acquired in this purchase will open in the second Fiscal quarter of 2008).

Cash Provided by Financing Activities

Net cash provided by financing activities was $15.0 million for the three months ended March 29, 2008, as compared with $2.0 million for the three months ended March 31, 2007. The $13.0 million increase in cash provided by financing activities for the three months ended March 29, 2008 was due to incremental borrowing of $13.0 million from our revolving credit facility, as compared to the same period last year, to fund inventory and capital expenditures (which included our $3.0 million asset purchase) for our Fiscal 2008 store openings.

2005 Second Priority Senior Secured Floating Rate Notes

Commencing on February 15, 2006, interest on our Notes was set at a per annum rate equal to LIBOR plus 7.5%, which resets quarterly on February 15, May 15, August 15 and November 15 of each year. The combined weighted average interest rate from December 30, 2007 through March 29, 2008 was 11.48%. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the then applicable interest rate on the Notes. The indenture governing the Notes restricts the ability of Vitamin Shoppe Industries, Inc. (“VSI”) and VS Direct, Inc. (“Direct”) to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets.

Revolving Credit Facility

On November 15, 2005 VSI entered into a Revolving Credit Facility for $50.0 million, and has the option to increase or decrease the facility size by $25.0 million, subject to certain conditions. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and inventory of VSI and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The Revolving Credit Facility provides for affirmative and negative covenants affecting VSI, Holdings and Direct. The Revolving Credit Facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. The Revolving Credit Facility has a maturity date of November 15, 2010. The unused available line of credit at March 29, 2008 was $33.7 million.

The borrowings under the revolving credit facility accrue interest, at our option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from December 30, 2007 through March 29, 2008 was 4.37%.

Direct and Holdings provided guarantees in respect of VSI’s obligations in respect of the Credit Facility, and VSI and Holdings have provided guarantees in respect of Direct’s obligations in respect of the Credit Facility.

We entered into an interest rate swap during December 2005 on a portion of our Notes, which qualifies for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133. The swap’s fair market value of $2.3 million at December 29, 2007 and $5.1 million at March 29, 2008, is recorded in other long-term liabilities on the condensed consolidated balance sheets. Of the decrease in market value of $2.8 million in the first quarter of Fiscal 2008, $1.7 million was recorded in accumulated other comprehensive loss, and $1.1 million was recorded in deferred tax assets.

Contractual Obligations and Commercial Commitments

As of March 29, 2008, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Capital Lease Obligation, Including Interest	Long-Term Debt	Interest Payments (2)	Credit Facility
Remainder of Fiscal 2008	$56,719	$41,297	$114	$—	$15,308	$—
2009	74,493	53,930	152	—	20,411	—
2010	88,720	53,157	152	—	20,411	15,000
2011	70,409	49,846	152	—	20,411	—
2012	232,848	47,440	—	165,000	20,408	—
Thereafter	123,427	123,427	—	—	—	—

	$646,616	$369,097	$570	$165,000	$96,949	$15,000

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during the first Fiscal quarter of 2008. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 15.7% of our minimum lease obligations for the three months ending March 29, 2008. Offsetting these operating lease commitments is sub-lease income of approximately $0.1 million per year, which we receive for one of our store locations, that will aggregate $0.2 million by the end of 2010.
(2)	Interest payments are based upon the prevailing interest rates at March 29, 2008, net of activity arising from our hedging activities which cease in 2011.

We have an aggregate contingent liability of up to $2.1 million related to potential severance payments for five executives as of March 29, 2008 pursuant to their respective employment agreements. We have an aggregate contingent liability of up to $1.9 million related to potential severance payments for eight employees as of March 29, 2008 following a change in control pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS No. 161”). SFAS No. 161 will require entities to provide enhanced disclosures for derivative activities and hedging activities with regards to the reasons for employing derivative instruments, how they are accounted for, and how these instruments affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure and report selected financial assets and liabilities at fair value on an instrument-by-instrument basis, with the objective to reduce both the complexity in accounting for financial instruments and mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently. The provisions of SFAS No. 159 are effective in the first quarter of fiscal year 2008 and early adoption is permitted, provided that SFAS No. 157 is adopted concurrently. We do not expect the adoption to have a material impact on our financial condition, results of operations or cash flows.

Effective December 30, 2007, we adopted certain provisions of SFAS No. 157, “Fair Value Measurements,” that apply to certain financial assets and liabilities. This statement defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. SFAS No. 157, as amended by FASB Staff Position 157-2 (“FSP 157-2”), requires that the remaining provisions, which apply to nonfinancial assets and nonfinancial liabilities, be made effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of the remaining provisions of SFAS No. 157 and FSP 157-2 to have a material impact on our financial condition, results of operations or cash flows. The required disclosures are included in Note 11 to our condensed consolidated financial statements.

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

Our market risks relate primarily to changes in interest rates. Our revolving credit facility and Notes carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statement of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to interest expense of approximately $0.2 million as the total potential increase of $1.7 million would be offset by our hedging activities described below. We historically have engaged in interest rate hedging activities related to our floating rate debt. In December 2005, we entered into an interest rate swap on a portion of our Notes, the fair market value of which was $2.3 million at December 29, 2007, and $5.1 million at March 29, 2008, and is recorded in other long-term liabilities on the condensed consolidated balance sheet. Of the decrease in market value of $2.8 million during the first quarter of Fiscal 2008, $1.7 million is recorded in accumulated other comprehensive loss, and $1.1 million is recorded as a deferred tax asset.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of March 29, 2008, pursuant to Exchange Act Rule 13a-l5. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 29, 2008 are effective for (1) gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control structure, policies and procedures for the quarter ended March 29, 2008 that could significantly affect our internal control over financial reporting, or be reasonably likely to materially affect our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 8 in the Notes to Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2008. There have been no material changes from risk factors previously disclosed in our Form 10-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2008.

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