Form 10-Q
period 2008-06-28
VS HOLDINGS, INC.
filed 2008-08-12
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

or

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

As of August 12, 2008, VS Holdings, Inc. had 100 shares of common stock outstanding owned by VS Parent, Inc.

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

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 28, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,759	$1,453
Inventories	98,109	97,809
Prepaid expenses and other current assets	10,593	11,587
Deferred income taxes	3,202	1,556

Total current assets	113,663	112,405
Property and equipment, net	67,216	63,270
Goodwill	177,248	177,248
Other intangibles, net	71,431	68,223
Other assets:
Deferred financing fees, net of accumulated amortization of $2,952 and $2,368 in 2008 and 2007, respectively	4,681	5,265
Other long-term assets	1,557	319
Security deposits	443	1,553

Total other assets	6,681	7,137

Total assets	$436,239	$428,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$134	$—
Revolving credit facility	12,000	—
Accounts payable	21,978	35,349
Deferred sales	6,726	11,212
Accrued salaries and related expenses	4,011	4,850
Accrued interest	2,438	2,551
Other accrued expenses	11,556	7,216

Total current liabilities	58,843	61,178
Long-term debt	165,000	165,000
Capital lease obligation, net of current portion	360	—
Deferred income taxes	21,724	20,282
Other long-term liabilities	5,603	5,057
Deferred rent	18,449	16,972
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 28, 2008 and December 29, 2007	—	—
Additional paid-in capital	158,325	157,204
Accumulated other comprehensive loss	(1,621)	(1,350)
Retained earnings	9,556	3,940

Total stockholders’ equity	166,260	159,794

Total liabilities and stockholders’ equity	$436,239	$428,283

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$153,354	$133,422	$307,091	$270,966
Cost of goods sold	103,807	90,166	206,791	180,736

Gross profit	49,547	43,256	100,300	90,230
Selling, general and administrative expenses	40,442	36,115	79,592	72,023
Related party expenses	397	356	736	669

Income from operations	8,708	6,785	19,972	17,538
Interest income	(9)	(48)	(22)	(103)
Interest expense	5,460	5,642	10,789	11,147

Income before provision for income taxes	3,257	1,191	9,205	6,494
Provision for income taxes	1,250	275	3,589	2,333

Net income	$2,007	$916	$5,616	$4,161

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$5,616	$4,161
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	44	6
Depreciation and amortization	8,804	7,821
Deferred income taxes	(31)	2,439
Deferred rent	1,477	922
Equity compensation expense	1,121	591
Changes in operating assets and liabilities:
Inventories	(300)	(3,550)
Prepaid expenses and other current assets	994	1,569
Other non-current assets	(128)	33
Accounts payable	(11,668)	(3,815)
Accrued expenses and other current liabilities	(1,098)	(4,124)
Other long-term liabilities	102	16

Net cash provided by operating activities	4,933	6,069

Cash flows from investing activities:
Capital expenditures	(13,110)	(5,947)
Intangible assets acquired in asset purchases	(3,450)	—

Net cash used in investing activities	(16,560)	(5,947)

Cash flows from financing activities:
Borrowings under revolving credit agreement	15,000	4,000
Repayments of borrowing under revolving credit agreement	(3,000)	(4,000)
Payments of capital lease obligation	(67)	—

Net cash provided by financing activities	11,933	—

Net increase in cash and cash equivalents	306	122
Cash and cash equivalents beginning of period	1,453	1,472

Cash and cash equivalents end of period	$1,759	$1,594

Supplemental disclosures of cash flow information:
Interest paid	$10,266	$10,862
Income taxes paid	$3,027	$133
Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$524	$108
Assets acquired under capital lease	$561	$—

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Loss
	Shares	Amounts	Additional Paid-In- Capital		Retained Earnings	Total
Balance at December 29, 2007	100	$—	$157,204	$(1,350)	$3,940	$159,794

Net income	—	—	—	—	5,616	5,616
Interest Rate Swap, net of taxes of $(173)	—	—	—	(271)	—	(271)

Total Comprehensive Income						5,345
Equity Compensation Expense	—	—	1,121	—	—	1,121

Balance at June 28, 2008	100	$—	$158,325	$(1,621)	$9,556	$166,260

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The condensed consolidated financial statements as of June 28, 2008 and for the three and six months ended June 28, 2008 and June 30, 2007, include the accounts of Holdings, VSI and Direct. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of June 28, 2008 and for the three and six months ended June 28, 2008 and June 30, 2007, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2007. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-week period, ending the last Saturday in December. Fiscal 2008 is a 52-week period ending December 27, 2008 and Fiscal 2007 was a 52-week period ended December 29, 2007. The results for the three and six months ended June 28, 2008 and June 30, 2007, are each based on a 13-week and 26-week period, respectively.

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

Financial Instruments Policy—The Company entered into an interest rate swap during December 2005 on a portion of its $165 million Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”), which qualifies for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The interest rate swap has a maturity date of November 2010. The swap’s fair market value of $2.3 million at December 29, 2007, and $2.8 million at June 28, 2008, is recorded in other long-term liabilities on the condensed consolidated balance sheets. Of the decrease in market value of $0.5 million during Fiscal 2008, $0.3 million was charged to accumulated other comprehensive loss, and $0.2 million to the deferred income tax asset.

Advertising Costs—Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time advertising takes place. Advertising expense was $3.2 million and $7.1 million for the three months and six months ended June 28, 2008, and $3.6 million and $8.2 million for the three months and six months ended June 30, 2007, respectively.

Recent Accounting Pronouncements— In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS No. 161”). SFAS No. 161 will require entities to provide enhanced disclosures for derivative activities and hedging activities with regard to the reasons for employing derivative instruments, how they are accounted for, and how these instruments affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure and report selected financial assets and liabilities at fair value on an instrument-by-instrument basis, with the objective to reduce both the complexity in accounting for financial instruments and mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently. The provisions of SFAS No. 159 were effective in the first quarter of fiscal year 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Effective December 30, 2007, the Company adopted certain provisions of SFAS No. 157, “Fair Value Measurements,” that apply to certain financial assets and liabilities. This statement defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. SFAS No. 157, as amended by FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), requires that the remaining provisions, which apply to nonfinancial assets and nonfinancial liabilities, be made effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of the remaining provisions of SFAS No. 157 and FSP 157-2 to have a material impact on its financial condition, results of operations or cash flows. Required disclosures are included in Note 11 to the Company’s condensed consolidated financial statements.

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

The Company acquired $88.0 million of intangible assets and $175.9 million of goodwill in an acquisition completed in Fiscal 2002. The Company also acquired $3.0 million of intangible assets related to an asset purchase in the first quarter of Fiscal 2008, comprised primarily of operating leases, and $0.5 million of intangible assets related to an asset purchase completed in the second quarter of Fiscal 2008, which was primarily attributable to the acquisition of a tradename. Other intangible assets relating to the asset purchases which occurred in the first and second quarters of Fiscal 2008 include customer lists and non-compete agreements.

The following table discloses the carrying value of all intangible assets (in thousands):

	June 28, 2008			December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Intangibles related to asset purchase	$3,000	$242	$2,758	$—	$—	$—
Tradenames	68,673	—	68,673	68,223	—	68,223
Goodwill	177,248	—	177,248	177,248	—	177,248

	$248,921	$242	$248,679	$245,471	$—	$245,471

Intangible amortization expense for the three and six months ended June 28, 2008, was $0.2 million and $0.2 million, respectively. There was no amortization expense in Fiscal 2007. Tradenames are not amortized, as they are determined to be intangible assets with indefinite lives. Tradenames will be tested for impairment in the last quarter of Fiscal 2008 or whenever impairment indicators exist, along with the Company’s goodwill.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	June 28, 2008	December 29, 2007
Furniture, fixtures and equipment	$74,192	$69,784
Leasehold improvements	73,067	68,278
Website development costs	11,194	11,180
Transportation equipment	21	21
Construction in progress	3,589	1,937

	162,063	151,200
Less: accumulated depreciation and amortization	(94,847)	(87,930)

	$67,216	$63,270

Depreciation and amortization expense on property and equipment, including equipment recorded under capital leases, for the three and six months ended June 28, 2008 was $4.0 million and $8.0 million, respectively, and for the three and six months ended June 30, 2007 was $3.7 million and $7.2 million, respectively. The Company had equipment related to capital leases of $0.6 million at June 28, 2008 with accumulated depreciation of $48,000. Depreciation and amortization expense on property and equipment is recorded in selling, general and administrative expenses on the condensed consolidated statement of operations.

6.	Credit Arrangements

Debt consists of the following (in thousands):

	June 28, 2008	December 29, 2007
Revolving Credit Facility	$12,000	$—

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$165,000	$165,000

Second Priority Senior Secured Floating Rate Notes

Interest on the Notes is set at a per annum rate equal to a three month LIBOR plus 7.5%, which is reset quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2006. The combined weighted average interest rate before the impact of our hedging activities from December 30, 2007 through June 28, 2008 was 10.92% (12.0% after including the impact of hedging activities). The Notes will mature on November 15, 2012. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the applicable interest rate on the Notes. If VSI cannot make payments on the Notes when they are due, Holdings and VSI’s only subsidiary, Direct (collectively, the “Guarantors”), have guaranteed the Notes and must make payments instead. The Notes and the guarantees are secured by a second priority security interest in substantially all of VSI’s and the Guarantors’ assets that secure VSI’s first priority senior secured credit facility. The Notes and the guarantees are VSI’s, and the Guarantors’, second priority senior secured obligations, and rank equally in right of payment with all of VSI’s and the Guarantors’ existing and future senior indebtedness and senior to all of VSI’s and the Guarantors’ existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of VSI’s and the Guarantors’ first priority senior secured indebtedness, including VSI’s new first priority senior secured credit facility, to the extent of the collateral securing such indebtedness. If VSI sells certain assets, issues equity or experiences specific kinds of changes in control, VSI must offer to repurchase the Notes. VSI may, at its option, redeem some or all of the Notes at any time on or after November 15, 2007.

Revolving Credit Facility

On November 15, 2005, VSI entered into a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), and VSI has the option to increase or decrease the Revolving Credit Facility size by $25.0 million, subject to certain conditions. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and the inventory of VSI and its only subsidiary, Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The Revolving Credit Facility provides for affirmative and negative covenants affecting Holdings, VSI and Direct. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay cash dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change its line of business, and restricts the types of hedging activities the Company can enter into. The Revolving Credit Facility has a maturity date of November 15, 2010. The unused available line of credit at June 28, 2008 was $36.5 million and the amount of borrowings outstanding at June 28, 2008 was $12.0 million. The largest amount borrowed at any given point during the second quarter of Fiscal 2008 was $15.0 million. The Revolving Credit Facility includes a $10 million sub-facility for the issuance of letters of credit, of which there were $0.3 million issued and outstanding as of June 28, 2008.

The borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate”, or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from December 30, 2007 through June 28, 2008 was 4.09%.

Interest expense for the three and six months ended June 28, 2008 and June 30, 2007 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Interest on the Notes	$4,952	$5,189	9,906	$10,266
Amortization of deferred financing fees	292	290	584	580
Interest on the revolving credit facility and other	216	163	299	301

	$5,460	$5,642	$10,789	$11,147

Capital Lease

The Company leases computer equipment under a capital lease, which commenced in January 2008, that expires in 2011. The following is a schedule of the future minimum lease payments under the capital lease as of June 28, 2008 (in thousands):

Remainder of Fiscal 2008	$76
Fiscal 2009	152
Fiscal 2010	152
Fiscal 2011	152

Total	532
Less amount representing interest	38

Present value minimum lease payments	494
Less current portion of capital lease obligation	134

$360

7.	Stock-Based Compensation

Stock Option Plan—In Fiscal 2002 the Company adopted the VS Holdings, Inc. 2002 Stock Option Plan (the “2002 Plan”) for certain directors, officers, consultants and employees of the Company. The Company authorized the issuance of up to 2,046,041 shares of common stock. As of June 2006, the 2002 Plan was amended and assigned to VS Parent where it was adopted as the VS Parent, Inc. 2006 Stock Option Plan (the “2006 Plan”), converting all grants on a one-to-one basis for the right to receive a common share of VS Parent upon exercise. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant. Generally, options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The stock options have a maximum term of 10 years. The following table summarizes the 2006 Plan as of June 28, 2008 and changes during the six month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 29, 2007	1,883,882	$19.53
Granted	91,988	$28.47
Canceled/forfeited	(42,429)	$18.80

Outstanding at June 28, 2008	1,933,441	$19.97	6.85

Vested or expected to vest at June 28, 2008	1,836,769	$19.97	6.85

Vested and exercisable at June 28, 2008	1,187,422	$18.25	5.81

The Company accounts for its stock-based compensation based on the requirements of SFAS No. 123(R) “Share-Based Payment,” (“SFAS 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The Company adopted the prospective method of applying SFAS 123(R). Under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro-forma disclosure purposes will apply SFAS 123(R) prospectively to new awards and awards modified, repurchased or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards which were the provisions of APB No. 25 and its related interpretive guidance. For those grants valued under SFAS 123(R), compensation expense attributable to stock-based compensation for the three and six months ended June 28, 2008, was approximately $0.6 million and $1.1 million, respectively, and for the three and six months ended June 30, 2007, was approximately $0.4 million and $0.6 million respectively. As of June 28, 2008, the remaining unrecognized stock-based compensation expense for non-vested stock options issued after the effective date of SFAS 123(R) to be expensed in future periods is $7.0 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.8 years. There were 1,187,422 and 746,019 vested and non-vested options, respectively, at June 28, 2008. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in the subsequent period if actual forfeitures differ from those estimates. Currently, the Company estimates forfeitures based on its historical forfeiture rate since the plan inception in Fiscal 2002. The estimated future forfeitures as of June 28, 2008 are approximately $0.3 million.

The weighted-average grant date fair value of stock options granted during the three and six months ended June 28, 2008 were $14.13 and $14.00, respectively, and for the three and six months ended June 30, 2007 were $13.11 and $13.00, respectively. There were no stock options exercised during the first six months of Fiscal 2008 or 2007. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	46.4%	52.6%	46.7%	52.6%
Risk-free interest rate	3.74%	4.66%	3.30%	4.66%
Expected holding period	6.25 years	6.25 years	6.25 years	6.25 years

The expected volatility applicable to the three and six months ended June 28, 2008 is based on the volatility levels over the past 6.25 years from the average volatility of similar actively traded companies. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips. The expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years. The simplified method was chosen as a means to determine the Company’s holding period as there is no historical option exercise experience due to the Company being privately held.

8.	Legal Proceedings

Dwight Thompson v. The Vitamin Shoppe. The Company opened its first store in California in December 2002, and the Company reclassified its California store managers as non-exempt employees in January 2004. On February 25, 2005, plaintiff Dwight Thompson (“Thompson”), a former store manager, filed suit on behalf of himself and other “similarly situated” current and former California store managers and assistant store managers in the Superior Court of the State of California for the County of Orange (“Orange County Superior Court”), alleging causes of action for (1) failure to pay overtime wages; (2) unfair business practices under Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide rest and meal periods; and (5) unfair competition under Cal. Bus. & Prof. Code § 17200 et seq. (“UCL”) (the “Thompson Action”). On September 2, 2005, Thompson amended his complaint to include a representative claim for civil penalties under the Labor Code Private Attorneys General Act, Cal. Labor Code §§ 2698 et seq. (“PAGA”), also known as the California “bounty hunter” statute, which may permit Thompson to collect civil penalties on behalf of all other allegedly aggrieved employees for violations of the Labor Code and attorneys’ fees if he prevails. Almost one year later, on July 7, 2006, the same group of plaintiffs’ attorneys who were representing Thompson filed another wage and hour lawsuit against The Vitamin Shoppe based on substantively identical allegations in the Orange County Superior Court, entitled Estel v. The Vitamin Shoppe Industries Inc. (Case No. 06CC07852) (the “Estel Action”). Plaintiffs in the Estel Action were nine individuals – all of whom were already class members in the Thompson Action and in the lawsuit described below, Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. (the “Perry Action”). The parties engaged in some preliminary pre-trial discovery, until the Court stayed the Thompson and Estel Actions pending court approval of the settlement in the Perry Action described below. In December 2007, the Court lifted the stay of the Thompson and Estel Actions and in January 2008, the Court consolidated the Thompson and Estel actions. In the consolidated complaint, Plaintiffs assert nine claims for relief against the Company: (1) failure to pay overtime wages; (2) unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide meal periods; (5) failure to provide rest periods; (6) unfair competition under the UCL; (7) failure to provide itemized wage statements; (8) failure to provide wages and accrued vacation upon termination; and (9) recovery of civil penalties under PAGA. Plaintiffs purport to bring their UCL and PAGA claims as representative actions and the remaining claims on behalf of a class composed of all current and former assistant managers and managers of the Company who were employed on or after April 14, 2006 (the “Amended Thompson Action”). The Company intends to defend the Amended Thompson Action vigorously. At this time it is premature to address any potential loss as a result of these claims, or the amount or range of potential loss. Accordingly, as of June 28, 2008, the Company has not accrued any liabilities related to this litigation.

Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. On August 17, 2005, plaintiff Perry, a former assistant store manager, later joined by plaintiff Vitrano, a current store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations under California law, including, but not limited to, violations related to misclassification of store managers and violations with respect to providing meal and rest periods for store managers and assistant store managers. Plaintiffs’ allegations are similar to the violations alleged in the Thompson matter described above, and plaintiffs seek to bring this action on behalf of themselves and others who are “similarly situated.” On December 20, 2005, the parties engaged in mediation and the parties entered into a Memorandum of Understanding, which was followed by execution of a formal Settlement Agreement. The Company accrued $0.4 million for the proposed settlement in the last quarter of Fiscal 2005 and has deposited the same in escrow. The settlement has received final approval of the Marin County Superior Court. There has been an interlocutory appeal filed by the plaintiffs’ counsel in the Thompson action, as well as an appeal of the Courts approval of the settlement, both of which are still pending, and the period to file an appeal of the final Court approval has not expired. The $0.4 million that was accrued and deposited in escrow is the Company’s best estimate based on the information available at the time of this filing. However, circumstances in the future may alter the outcome of the proposed settlement. Accordingly, as of June 28, 2008, the Company has not accrued any further liabilities related to this litigation.

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

The Company was served with the complaints in these cases but did not file a substantive response. Following mediation on June 11, 2007, all claims were settled on a nationwide class basis, subject to court approval. Pursuant to the settlement, all of the Federal plaintiffs dismissed their cases without prejudice (pending final court approval of the settlement) and joined as plaintiffs in the New Jersey State Court action. The settlement received final Court approval on June 27, 2008, at which time all claims were dismissed with prejudice on a nationwide class basis. The Company has signed an agreement with the contract manufacturer of the Product to fund all of the costs of the settlement up to a negotiated limit, which the Company does not believe will be exceeded. Accordingly, as of June 28, 2008, the Company has not accrued any liabilities related to this litigation.

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. One of the named products, Multivitamin Especially for Women, has not been sold by the Company since late January 2007. The Company has withdrawn certain of the other named products from the California market and has provided warnings with respect to the others pending discussions with the public prosecutors. At this time it is premature to address any potential loss as a result of these claims, or the amount or range of potential loss. As of June 28, 2008, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of June 28, 2008, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

9.	Related Party Transactions

In connection with the acquisition completed in Fiscal 2002, the Company entered into a management agreement with Bear Stearns Merchant Manager II, LLC. This agreement provides for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. Amounts paid during the three and six months ended June 28, 2008 were approximately $0.4 million and $0.7 million, respectively, and for the three and six months ended June 30, 2007 were approximately $0.4 million and $0.7 million, respectively.

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

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Sales:
Retail	$134,094	$115,136	$266,604	$232,414
Direct	19,260	18,286	40,487	38,552

Net sales	153,354	133,422	307,091	270,966
Income from operations:
Retail	20,450	16,808	42,003	36,024
Direct	3,770	3,343	7,720	7,212
Corporate costs	(15,512)	(13,366)	(29,751)	(25,698)

Income from operations	$8,708	$6,785	$19,972	$17,538

11.	Fair Value

Effective December 30, 2007, the Company adopted the provisions of SFAS No. 157 that applies to its financial assets and liabilities which are measured at fair value within the condensed consolidated financial statements. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs based on a company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. In determining the fair value of the Company’s interest rate swap, observable inputs were available at June 28, 2008, and thus were relied upon for the interest rate swap’s valuation. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company’s interest rate swap was established as a cash flow hedge on a portion of its Notes to offset fluctuations related to the variable rate interest payments as described in Note 6. The interest rate swap is included in other long-term liabilities in the condensed consolidated balance sheets. The swap is categorized in level 2 in the fair value hierarchy as shown in the following table:

		Fair value at June 28, 2008, using:
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap	$2.8	$—	$2.8	$—

Total	$2.8	$—	$2.8	$—

12.	Supplemental Guarantor Information

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

The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations, and statements of cash flows for Holdings, VSI and Direct:

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF JUNE 28, 2008

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$954	$805	$—	$1,759
Inventories	—	17,985	80,124	—	98,109
Prepaid expenses and other current assets	—	100	10,493	—	10,593
Intercompany receivable	—	280,818	283,586	(564,404)	—
Deferred income taxes	—	303	2,899	—	3,202

Total current assets	—	300,160	377,907	(564,404)	113,663
Property and equipment, net	—	16,939	50,277	—	67,216
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	71,431	—	71,431
Other assets:
Deferred financing fees, net of accumulated amortization of $2,952	—	—	4,681	—	4,681
Other long-term assets	—	—	1,557	—	1,557
Security deposits	—	—	443	—	443
Deferred income tax asset	1,582	1,385	11,284	(14,251)	—

Total other assets	1,582	1,385	17,965	(14,251)	6,681
Investment in Subsidiary	182,265	—	43,003	(225,268)	—

Total assets	$183,847	$318,484	$737,831	$(803,923)	$436,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$—	$—	$134	$—	$134
Revolving credit facility	—	—	12,000	—	12,000
Intercompany payable	17,400	266,186	280,818	(564,404)	—
Accounts payable	—	151	21,827	—	21,978
Deferred sales	—	1,308	5,418	—	6,726
Accrued salaries and related expenses	—	—	4,011	—	4,011
Accrued interest	—	—	2,438	—	2,438
Other accrued expenses	26	3,277	8,253	—	11,556

Total current liabilities	17,426	270,922	334,899	(564,404)	58,843
Long-term debt	—	—	165,000	—	165,000
Capital lease obligation, net of current portion	—	—	360	—	360
Deferred income taxes	161	1,301	34,513	(14,251)	21,724
Other long-term liabilities	—	—	5,603	—	5,603
Deferred rent	—	3,258	15,191	—	18,449
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding	—	—	—	—	—
Additional paid-in capital	158,325	20,165	166,791	(186,956)	158,325
Accumulated other comprehensive loss	(1,621)	—	(1,621)	1,621	(1,621)
Retained earnings	9,556	22,838	17,095	(39,933)	9,556

Total stockholders’ equity	166,260	43,003	182,265	(225,268)	166,260

Total liabilities and stockholders’ equity	$183,847	$318,484	$737,831	$(803,923)	$436,239

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 29, 2007

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$567	$886	$—	$1,453
Inventories	—	16,251	81,558	—	97,809
Prepaid expenses and other current assets	—	88	11,499	—	11,587
Intercompany receivable	—	230,336	235,645	(465,981)	—
Deferred income taxes	—	388	1,168	—	1,556

Total current assets	—	247,630	330,756	(465,981)	112,405
Property and equipment, net	—	14,985	48,285	—	63,270
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	68,223	—	68,223
Other assets:
Deferred financing fees, net of accumulated amortization of $2,368	—	—	5,265	—	5,265
Other long-term assets	—	—	319	—	319
Security deposits	—	20	1,533	—	1,553
Deferred income tax asset	1,050	1,114	12,041	(14,205)	—

Total other assets	1,050	1,134	19,158	(14,205)	7,137
Investment in Subsidiary	176,282	—	38,705	(214,988)	—

Total assets	$177,332	$263,749	$682,375	$(695,174)	$428,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Intercompany payable	17,400	218,246	230,335	(465,981)	—
Accounts payable	—	226	35,123	—	35,349
Deferred sales	—	1,951	9,261	—	11,212
Accrued salaries and related expenses	—	—	4,850	—	4,850
Accrued interest	—	—	2,551	—	2,551
Other accrued expenses	26	569	6,621	—	7,216

Total current liabilities	17,426	220,992	288,741	(465,981)	61,178
Long-term debt	—	—	165,000	—	165,000
Deferred income taxes	112	1,493	32,882	(14,205)	20,282
Other long term liabilities	—	—	5,057	—	5,057
Deferred rent	—	2,559	14,413	—	16,972
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding	—	—	—	—	—
Additional paid-in capital	157,204	20,165	166,791	(186,956)	157,204
Accumulated other comprehensive loss	(1,350)	—	(1,350)	1,350	(1,350)
Retained earnings	3,940	18,540	10,841	(29,382)	3,940

Total stockholders’ equity	159,794	38,705	176,282	(214,988)	159,794

Total liabilities and stockholders’ equity	$177,332	$263,749	$682,375	$(695,174)	$428,283

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE

THREE MONTHS ENDED JUNE 28, 2008

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$28,866	$124,488	$—	$153,354
Commissions	—	6,289	1,901	(8,190)	—
Cost of goods sold	—	20,872	84,672	(1,737)	103,807

Gross profit	—	14,283	41,717	(6,453)	49,547
Selling, general and administrative expenses	577	9,438	36,880	(6,453)	40,442
Related party expenses	—	—	397	—	397

(Loss) income from operations	(577)	4,845	4,440	—	8,708
Interest income	—	(3)	(6)	—	(9)
Interest expense	—	1,528	3,932	—	5,460

(Loss) income before (benefit) provision for income taxes	(577)	3,320	514	—	3,257
(Benefit) provision for income taxes	(248)	1,262	236	—	1,250

(Loss) income before equity in net earnings of subsidiary	(329)	2,058	278	—	2,007
Equity in net earnings of subsidiary	2,336	—	2,058	(4,394)	—

Net income	$2,007	$2,058	$2,336	$(4,394)	$2,007

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE

SIX MONTHS ENDED JUNE 28, 2008

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$57,192	$249,899	$—	$307,091
Commissions	—	13,228	3,605	(16,833)	—
Cost of goods sold	—	40,889	168,231	(2,329)	206,791

Gross profit	—	29,531	85,273	(14,504)	100,300
Selling, general and administrative expenses	1,121	20,087	72,888	(14,504)	79,592
Related party expenses	—	—	736	—	736

(Loss) income from operations	(1,121)	9,444	11,649	—	19,972
Interest income	—	(5)	(17)	—	(22)
Interest expense	—	2,511	8,278	—	10,789

(Loss) income before (benefit) provision for income taxes	(1,121)	6,938	3,388	—	9,205
(Benefit) provision for income taxes	(483)	2,640	1,432	—	3,589

(Loss) income before equity in net earnings of subsidiary	(638)	4,298	1,956	—	5,616
Equity in net earnings of subsidiary	6,254	—	4,298	(10,552)	—

Net income	$5,616	$4,298	$6,254	$(10,552)	$5,616

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE

THREE MONTHS ENDED JUNE 30, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$24,232	$109,190	$—	$133,422
Commissions	—	6,259	1,572	(7,831)	—
Cost of goods sold	—	17,295	73,827	(956)	90,166

Gross profit	—	13,196	36,935	(6,875)	43,256
Selling, general and administrative expenses	417	9,095	33,478	(6,875)	36,115
Related party expenses	—	—	356	—	356

(Loss) income from operations	(417)	4,101	3,101	—	6,785
Interest income	—	(2)	(46)	—	(48)
Interest expense	—	—	5,642	—	5,642

(Loss) income before (benefit) provision for income taxes	(417)	4,103	(2,495)	—	1,191
(Benefit) provision for income taxes	(162)	1,589	(1,152)	—	275

(Loss) income before equity in net earnings of subsidiary	(255)	2,514	(1,343)	—	916
Equity in net earnings of subsidiary	1,171	—	2,514	(3,685)	—

Net income	$916	$2,514	$1,171	$(3,685)	$916

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE

SIX MONTHS ENDED JUNE 30, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$48,755	$222,211	$—	$270,966
Commissions	—	12,616	2,968	(15,584)	—
Cost of goods sold	—	34,163	148,432	(1,859)	180,736

Gross profit	—	27,208	76,747	(13,725)	90,230
Selling, general and administrative expenses	591	18,828	66,329	(13,725)	72,023
Related party expenses	—	—	669	—	669

(Loss) income from operations	(591)	8,380	9,749	—	17,538
Interest income	—	(5)	(98)	—	(103)
Interest expense	—	—	11,147	—	11,147

(Loss) income before (benefit) provision for income taxes	(591)	8,385	(1,300)	—	6,494
(Benefit) provision for income taxes	(229)	3,250	(688)	—	2,333

(Loss) income before equity in net earnings of subsidiary	(362)	5,135	(612)	—	4,161
Equity in net earnings of subsidiary	4,523	—	5,135	(9,658)	—

Net income	$4,161	$5,135	$4,523	$(9,658)	$4,161

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 28, 2008

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,616	$4,298	$6,254	$(10,552)	$5,616
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	5	39	—	44
Depreciation and amortization	—	1,660	7,144	—	8,804
Deferred income taxes	(483)	(378)	830	—	(31)
Deferred rent	—	699	778	—	1,477
Equity compensation expense	1,121	—	—	—	1,121
Equity in earnings of subsidiary	(6,254)	—	(4,298)	10,552	—
Changes in operating assets and liabilities:
Inventories	—	(1,734)	1,434	—	(300)
Prepaid expenses and other current assets	—	(12)	1,006	—	994
Intercompany		(2,542)	2,542	—	—
Other non-current assets	—	20	(148)	—	(128)
Accounts payable	—	(75)	(11,593)	—	(11,668)
Accrued expenses and other current liabilities	—	2,065	(3,163)	—	(1,098)
Other long-term liabilities	—	—	102	—	102

Net cash provided by operating activities	—	4,006	927	—	4,933

Cash flows from investing activities:
Capital expenditures	—	(3,619)	(9,491)	—	(13,110)
Intangible assets acquired in asset purchases	—	—	(3,450)	—	(3,450)

Net cash used in investing activities	—	(3,619)	(12,941)	—	(16,560)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	15,000	—	15,000
Repayment of borrowings under revolving credit agreement	—	—	(3,000)		(3,000)
Payments of capital lease obligation	—	—	(67)		(67)

Net cash provided by financing activities	—	—	11,933	—	11,933

Net increase (decrease) in cash and cash equivalents	—	387	(81)	—	306
Cash and cash equivalents beginning of period	—	567	886	—	1,453

Cash and cash equivalents end of period	$—	$954	$805	$—	$1,759

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$4,161	$5,135	$4,523	$(9,658)	$4,161
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	—	6	—	6
Depreciation and amortization	—	1,119	6,702	—	7,821
Deferred income taxes	(113)	416	2,136	—	2,439
Deferred rent	—	67	855	—	922
Equity compensation expense	591	—	—	—	591
Equity in earnings of subsidiary	(4,523)	—	(5,135)	9,658	—
Changes in operating assets and liabilities:
Inventories	—	(613)	(2,937)	—	(3,550)
Prepaid expenses and other current assets	(112)	(46)	1,727	—	1,569
Intercompany	—	(7,516)	7,516	—	—
Other non-current assets	—	—	33	—	33
Accounts payable	—	(18)	(3,797)	—	(3,815)
Accrued expenses and other current liabilities	(4)	2,120	(6,240)	—	(4,124)
Other long-term liabilities	—	—	16	—	16

Net cash provided by operating activities	—	664	5,405	—	6,069

Cash flows from investing activities:
Capital expenditures	—	(588)	(5,359)	—	(5,947)

Net cash used in investing activities	—	(588)	(5,359)	—	(5,947)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	4,000	—	4,000
Repayments of borrowing under revolving credit agreement	—	—	(4,000)	—	(4,000)

Net cash flows from financing activities	—	—	—	—	—

Net increase in cash and cash equivalents	—	76	46	—	122
Cash and cash equivalents beginning of period	—	885	587	—	1,472

Cash and cash equivalents end of period	$—	$961	$633	$—	$1,594

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. As of June 28, 2008, we operated 361 stores located in 33 states and the District of Columbia and sold direct to consumers through our web sites, www.vitaminshoppe.com and www.BodyTech.com, and our nationally circulated catalog. We target the dedicated, well-informed vitamin, mineral and supplement (“VMS”) consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. We offer our customers a selection of over 20,000 SKUs from over 400 different national brands, as well as our proprietary Vitamin Shoppe, BodyTech and MD Select brands. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers, supermarkets, chain drug stores or mass merchants. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

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

Since the beginning of 2003, we have aggressively pursued new store growth. During this period through June 28, 2008, we opened 236 new stores, expanding our presence in our existing markets as well as entering new markets such as California, Texas, and Michigan. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

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

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2003, we have opened 240 stores and operate 365 stores located in 33 states and the District of Columbia as of August 1, 2008.

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

General Definitions for Operating Results

Net Sales consist of sales, net of sales returns and deferred sales, from comparable stores and non comparable stores, as well as sales made directly to our internet and catalog customers. A store is included in comparable store sales after four hundred and ten days of operation.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$153,354	$133,422	$307,091	$270,966
Increase in comparable store net sales	8.7%	8.3%	7.2%	7.2%
Gross profit as a percent of net sales	32.3%	32.4%	32.7%	33.3%
Income from operations	$8,708	$6,785	$19,972	$17,538
EBITDA (1)	$13,634	$10,878	$29,669	$25,701

(1)	EBITDA represents net income before provision for income tax, interest income and expense, and depreciation and amortization, including recognition of deferred rent. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered as a performance measure prepared in accordance with GAAP, such as operating income, net income and cash flows from operating activities. We believe that EBITDA provides additional information of our operating performance and our ability to meet our future debt service, capital expenditure and working capital requirements. Furthermore, our executive compensation plans base incentive compensation payments on our EBITDA performance measured against budget. Other companies may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. The table below includes a reconciliation from net income to EBITDA.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Statement of Operations Data:
Net income	$2,007	$916	$5,616	$4,161
Provision for income taxes	1,250	275	3,589	2,333
Interest income	(9)	(48)	(22)	(103)
Interest expense	5,460	5,642	10,789	11,147
Depreciation and amortization, including deferred rent (a)	4,926	4,093	9,697	8,163

EBITDA	$13,634	$10,878	$29,669	$25,701

(a)	Excludes amortization of deferred financing fees, which are included in “interest expense” in this table.

Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash provided by operating activities:

	Six Months Ended
	June 28, 2008	June 30, 2007
EBITDA	$29,669	$25,701
Interest expense, net	(10,767)	(11,044)
Provision for income taxes	(3,589)	(2,333)
Loss on disposal of fixed assets	44	6
Deferred income taxes	(31)	2,439
Deferred financing fees amortization and other	584	580
Equity compensation expense	1,121	591
Changes in operating assets and liabilities:
Inventories	(300)	(3,550)
Prepaid expenses and other current assets	994	1,569
Other non-current assets	(128)	33
Accounts payable	(11,668)	(3,815)
Accrued expenses and other current liabilities	(1,098)	(4,124)
Other long-term liabilities	102	16

Net cash provided by operating activities	$4,933	$6,069

The following table shows the growth in our network of stores during the three and six months ended June 28, 2008 and June 30, 2007:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Store Data:
Stores open at beginning of period	354	316	341	306
Stores opened	7	6	20	16
Stores closed	—	—	—	—

Stores open at end of period	361	322	361	322

Results of Operations

The information presented below is for the three and six months ended June 28, 2008 and June 30, 2007 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three and six months ended June 28, 2008 and June 30, 2007 as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.7%	67.6%	67.3%	66.7%

Gross profit	32.3%	32.4%	32.7%	33.3%
Selling, general and administrative expenses	26.4%	27.1%	25.9%	26.6%
Related party expenses	0.2%	0.2%	0.3%	0.2%

Income from operations	5.7%	5.1%	6.5%	6.5%
Interest income	(0.0%)	(0.0%)	(0.0%)	(0.0%)
Interest expense	3.6%	4.2%	3.5%	4.1%

Income before provision for income taxes	2.1%	0.9%	3.0%	2.4%
Provision for income taxes	0.8%	0.2%	1.2%	0.9%

Net income	1.3%	0.7%	1.8%	1.5%

Three Months Ended June 28, 2008 Compared To Three Months Ended June 30, 2007

Net Sales

Net sales increased $19.9 million, or 14.9%, to $153.4 million for the three months ended June 28, 2008 compared to $133.4 million for the three months ended June 30, 2007. The increase was the result of an increase in our comparable store sales, new sales from our non-comparable stores, and an increase in our direct sales.

Retail

Net sales from our retail stores increased $19.0 million, or 16.5%, to $134.1 million for the three months ended June 28, 2008 compared to $115.1 million for the three months ended June 30, 2007. We operated 361 stores as of June 28, 2008 compared to 322 stores as of June 30, 2007. Our overall store sales for the three months ended June 28, 2008 increased due to non-comparable store sales increases of $8.8 million and an increase in comparable store sales of $10.2 million, or 8.7%. Our overall sales increased primarily in the categories of supplements, which increased $3.9 million, or 13.7%; vitamins and multivitamins, which increased $2.1 million, or 14.2%; sports nutrition, which increased by $8.3 million, or 26.1%; minerals, which increased $0.5 million, or 15.4%; and weight management, which increased $1.5 million, or 20.3%.

The supplements category, which is among the largest selling product categories in our mix, continues to experience significant growth in sales of essential fatty acids, or EFAs, which have been responsible for most of the growth in the supplement category for several quarters. Given the current trend in EFA consumption, and the growing number of publications and recommendations regarding the heart-health benefits of fish oils (such as by The American Heart Association and US National Institutes of Health), we expect continued strength in sales of EFAs for the remainder of this fiscal year. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales during the second quarter of Fiscal 2008, and has done so since the middle of Fiscal 2006. We believe this is due largely to the growth in the fitness-conscious market as well as the diversity of new product introductions and innovations in functionally specific supplementation. Sales in the weight management category also increased at a rate greater than the overall increase in net sales during the second quarter of Fiscal 2008, as we have been experiencing significant growth in stimulant free weight loss products. We expect sales in this category to remain strong through the summer months.

Direct

Net sales to our direct customers increased $1.0 million, or 5.3%, to $19.3 million for the three months ended June 28, 2008 compared to $18.3 million for the three months ended June 30, 2007. The overall increase in our direct sales was due to an increase in our internet sales of approximately $2.6 million which was offset by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers this quarter as compared to the quarter ended June 30, 2007, as a result of our prior web-based marketing initiatives. We have reduced our catalogue circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $13.6 million, or 15.1%, to $103.8 million for the three months ended June 28, 2008 compared to $90.2 million for the three months ended June 30, 2007. The increase was primarily due to an increase in product costs and occupancy costs for the quarter ended June 28, 2008, as compared to the quarter ended June 30, 2007. Costs of goods sold as a percentage of net sales was 67.7% for the three months ended June 28, 2008 compared to 67.6% for the three months ended June 30, 2007.

Product costs increased $10.1 million, or 14.3%, to $80.7 million for the three months ended June 28, 2008, compared to $70.6 million for the three months ended June 30, 2007 primarily as a result of greater sales this quarter as compared to the quarter ended June 30, 2007. Product costs as a percentage of net sales decreased to 52.6% for the three months ended June 28, 2008 compared to 52.9% for the three months ended June 30, 2007. The 0.3% decrease as a percentage of net sales was the result of a decrease in store markdowns of 0.1% as well as an increase in inventory management efficiency of 0.9%, offset by an 0.8% increase in product costs during the quarter ended June 28, 2008 as compared to the quarter ended June 30, 2007.

Warehouse and distribution costs increased $1.1 million, or 24.3%, to $5.7 million for the three months ended June 28, 2008 compared to $4.6 million for the three months ended June 30, 2007. Warehouse and distribution costs as a percentage of net sales increased to 3.7% for the three months ended June 28, 2008, compared to 3.4% for the three months ended June 30, 2007. The 0.3% increase as a percentage of net sales was due primarily to a 0.2% increase in transportation costs, largely attributable to rising fuel costs during the three months ended June 28, 2008, as compared to the three months ended June 30, 2007.

Occupancy costs increased $2.5 million, or 16.5%, to $17.5 million for the three months ended June 28, 2008 compared to $15.0 million for the three months ended June 30, 2007. Occupancy costs as a percentage of net sales increased to 11.4% for the three months ended June 28, 2008, compared to 11.2% for the three months ended June 30, 2007. This increase as a percentage of net sales is mainly attributable to the increases in utilities and real estate tax expenses as well as increased rent for our newer store leases.

Gross Profit

As a result of the foregoing, gross profit increased $6.3 million, or 14.5%, to $49.5 million for the three months ended June 28, 2008 compared to $43.3 million for the three months ended June 30, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses, increased $4.3 million, or 12.0%, to $40.4 million for the three months ended June 28, 2008, compared to $36.1 million for the three months ended June 30, 2007. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the three months ended June 28, 2008 decreased to 26.4% compared to 27.1% for the three months ended June 30, 2007.

Operating payroll and related benefits increased $1.5 million, or 11.6%, to $14.7 million for the three months ended June 28, 2008 compared to $13.2 million for the three months ended June 30, 2007. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.6% for the three months ended June 28, 2008 compared to 9.9% for the three months ended June 30, 2007. The decrease as a percentage of net sales was primarily due to greater sales per hour for the quarter ended June 28, 2008, as compared to the quarter ended June 30, 2007. The increase in sales per hour was partially offset by an increase in average wage.

Advertising and promotion expenses decreased $0.4 million, or 11.3%, to $3.2 million for the three months ended June 28, 2008 compared to $3.6 million for the three months ended June 30, 2007. Advertising and promotion expenses as a percentage of net sales decreased to 2.1% for the three months ended June 28, 2008 from 2.7% for the three months ended June 30, 2007. The decrease is primarily due to a decline in our catalog circulation for the quarter ended June 28, 2008, as compared to the quarter ended June 30, 2007, as we reduce our catalog advertising efforts.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $3.2 million, or 16.6%, to $22.5 million for the three months ended June 28, 2008 compared to $19.3 million for the three months ended June 30, 2007. The increase was due primarily to increases in depreciation and amortization expense of approximately $0.6 million, increases in equity compensation expense of approximately $0.2 million, an increase in professional fees of $0.2 million, and increases in corporate payroll expenses of $0.9 million. The increase in payroll was attributable to increases to our corporate staff to meet the needs of our growth. In addition to the above, there was an increase in credit card fees of approximately $0.3 million and $0.5 million of additional general operating costs incurred due to greater sales for the quarter ended June 28, 2008, as compared to the quarter ended June 30, 2007. Other selling, general and administrative expenses as a percentage of net sales increased to 14.7% during the three months ended June 28, 2008 compared to 14.5% for the three months ended June 30, 2007, due primarily to the increases in depreciation and amortization expense as well as in equity compensation expense.

Related Party Expenses

Related party expenses were unchanged at $0.4 million for the quarter ended June 28, 2008, as well as the quarter ended June 30, 2007.

Income from Operations

As a result of the foregoing, income from operations increased $1.9 million, or 28.3%, to $8.7 million for the three months ended June 28, 2008 compared to $6.8 million for the three months ended June 30, 2007. Income from operations as a percentage of net sales increased to 5.7% for the three months ended June 28, 2008 compared to 5.1% for the three months ended June 30, 2007.

Retail

Income from operations for the retail segment increased $3.6 million, or 21.7%, to $20.5 million for the three months ended June 28, 2008 compared to $16.8 million for the three months ended June 30, 2007. Income from operations as a percentage of net sales for the retail segment increased to 15.3% for the three months ended June 28, 2008 compared to 14.6% for the three months ended June 30, 2007. The increase as a percentage of net sales was primarily due to a decrease in payroll expenses of 0.4% as a percentage of net sales, as well as a decrease in advertising expenses of 0.5% as a percent of net sales. These decreases were offset by an increase in warehouse and distribution costs of 0.3% as a percentage of net sales. The increase warehouse and distribution in costs as a percentage of net sales is due largely to increases in transportation costs, attributable to rising fuel costs during the three months ended June 28, 2008, as compared to the three months ended June 30, 2007. The decrease in advertising expense as a percentage of net sales was due primarily to a reduction of in-store catalogs for the quarter ended June 28, 2008, as compared to June 30, 2007.

Direct

Income from operations for the direct segment increased $0.4 million, or 12.8%, to $3.8 million for the three months ended June 28, 2008 compared to $3.3 million for the three months ended June 30, 2007. Income from operations as a percentage of net sales for the direct segment increased to 19.6% for the three months ended June 28, 2008 compared to 18.3% for the three months ended June 30, 2007. This increase in income from operations as a percentage of net sales was due mainly to a 0.7% decrease in product costs as a percentage of net sales, and a 0.9% decrease in advertising costs as a percentage of net sales, offset by an increase in payroll costs of 0.3% as a percentage of net sales during this quarter as compared to the same quarter last year. The decrease in product costs as a percentage of net sales was primarily due to greater efficiencies in our inventory management which lead to fewer back-orders increasing efficiency in shipping during the three months ended June 28, 2008, as compared to the three months ended June 30, 2007. Advertising costs decreased primarily as a result of a reduction in catalog mailings.

Corporate Costs

Corporate costs increased by $2.2 million, or 16.1%, to $15.5 million for the three months ended June 28, 2008 compared to $13.4 million for the three months ended June 30, 2007. Corporate costs as a percentage of net sales increased to 10.1% for the three months ended June 28, 2008 compared to 10.0% for the three months ended June 30, 2007. The dollar increase was primarily due to increases in depreciation and amortization expense of approximately $0.6 million, increases in equity compensation expense of approximately $0.2 million, an increase in professional fees of approximately $0.2 million, and an increase in payroll expenses of $0.9 million, during the quarter ended June 28, 2008, as compared to the quarter ended June 30, 2007. The 0.1% increase as a percentage of net sales was primarily due to increases in depreciation and amortization expense as well as in equity compensation expense.

Interest Income

Interest income decreased $39,000 to $9,000 for the three months ended June 28, 2008 compared to $48,000 for the three months ended June 30, 2007. The decrease was due largely to lower interest rates, and lower cash balances during the three months ended June 28, 2008, as compared to the three months ended June 30, 2007.

Interest Expense

Interest expense decreased $0.2 million, or 3.2%, to $5.5 million for the three months ended June 28, 2008 compared to $5.6 million for the three months ended June 30, 2007. The decrease was due to lower interest rates experienced during the quarter ended June 28, 2008, as compared to the three months ended June 30, 2007.

Provision for Income Taxes

We recognized $1.3 million of income tax expense during the three months ended June 28, 2008 compared with $0.3 million for the three months ended June 30, 2007. The effective tax rate for the three months ended June 28, 2008 was 38.4%, compared to 23.1% for the three months ended June 30, 2007. The effective rate for the current period, as compared to the same period last year, increased primarily due to a change in estimate which occurred in the quarter ended June 30, 2007, arising from changes in certain state tax laws. Before the change in estimate the effective rate was 39.9% for the quarter ended June 30, 2007. The effective rate, excluding the aforementioned change in estimate, for the quarter ended June 30, 2008, as compared to the quarter ended June 30, 2007, was lower primarily due to changes in our blended state tax rates resulting from changes in our state apportionment factors.

Net Income

As a result of the foregoing, we generated net income of $2.0 million for the three months ended June 28, 2008 compared to $0.9 million for the three months ended June 30, 2007.

Six Months Ended June 28, 2008 Compared To Six Months Ended June 30, 2007

Net Sales

Net sales increased $36.1 million, or 13.3%, to 307.1 million for the six months ended June 28, 2008 compared to $271.0 million for the six months ended June 30, 2007. The increase was the result of an increase in our comparable store sales, new sales from our non-comparable stores, and an increase in our direct sales.

Retail

Net sales from our retail stores increased $34.2 million, or 14.7%, to $266.6 million for the six months ended June 28, 2008 compared to $232.4 million for the six months ended June 30, 2007. We operated 361 stores as of June 28, 2008 compared to 322 stores as of June 30, 2007. Our overall store sales for the six months ended June 28, 2008 increased due to non-comparable store sales increases of $17.3 million and an increase in comparable store sales of $16.9 million, or 7.2%. Our overall sales increased primarily in the categories of supplements, which increased $6.2 million, or 10.8%; vitamins and multivitamins, which increased $3.6 million, or 12.1%; sports nutrition, which increased by $16.2 million, or 26.3%; minerals, which increased $0.9 million, or 13.1%; and weight management, which increased $2.6 million, or 17.3%.

The supplements category, which is among the largest selling product categories in our mix, continues to experience significant growth in sales of essential fatty acids, or EFAs, which have been responsible for most of the growth in the supplement category for several quarters. Given the current trend in EFA consumption, and the growing number of publications and recommendations regarding the heart-health benefits of fish oils (such as by The American Heart Association and US National Institutes of Health), we expect continued strength in sales of EFAs for the remainder of this fiscal year. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales during the six months ended June 28, 2008, and has done so since the middle of Fiscal 2006. We believe this is due largely to the growth in the fitness-conscious market as well as the diversity of new product introductions and innovations in functionally specific supplementation. Sales in the weight management category also increased at a rate greater than the overall increase in net sales during the six months ended June 28, 2008, as we have been experiencing significant growth in stimulant free weight loss products. We expect sales in this category to continue to be strong through the remainder of the summer months.

Direct

Net sales to our direct customers increased $1.9 million, or 5.0%, to $40.5 million for the six months ended June 28, 2008 compared to $38.6 million for the six months ended June 30, 2007. The overall increase in our direct sales was due to an increase in our internet sales of approximately $5.7 million which was offset by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers during the six months ended June 28, 2008, as compared to the six months ended June 30, 2007, as a result of our prior web-based marketing initiatives. We have reduced our catalogue circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the introduction of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $26.1 million, or 14.4%, to $206.8 million for the six months ended June 28, 2008 compared to $180.7 million for the six months ended June 30, 2007. The increase was primarily due to an increase in product costs and occupancy costs for the six months ended June 28, 2008, as compared to the six months ended June 30, 2007. Costs of goods sold as a percentage of net sales was 67.3% for the six months ended June 28, 2008 compared to 66.7% for the six months ended June 30, 2007.

Product costs increased $19.6 million, or 13.9%, to $161.4 million for the six months ended June 28, 2008, compared to $141.8 million for the six months ended June 30, 2007 primarily as a result of greater sales during Fiscal 2008. Product costs as a percentage of net sales increased to 52.6% for the six months ended June 28, 2008 compared to 52.3% for the six months ended June 30, 2007. The 0.3% increase as a percentage of net sales was primarily the result of increases in product costs of 1.0% as a percentage of net sales, offset by a decrease of 0.3% in markdowns as well as a increase in inventory control efficiency of 0.5% as a percentage of net sales, during the six months ended June 28, 2008 as compared to the six months ended June 30, 2007.

Warehouse and distribution costs increased $1.5 million, or 16.3%, to $11.0 million for the six months ended June 28, 2008 compared to $9.5 million for the six months ended June 30, 2007. Warehouse and distribution costs as a percentage of net sales increased to 3.6% for the six months ended June 28, 2008, compared to 3.5% for the six months ended June 30, 2007. The increase as a percentage of net sales is largely attributable to rising fuel costs during the six months ended June 28, 2008, as compared to the six months ended June 30, 2007.

Occupancy costs increased $4.9 million, or 16.5%, to $34.3 million for the six months ended June 28, 2008 compared to $29.5 million for the six months ended June 30, 2007. Occupancy costs as a percentage of net sales increased to 11.2% for the six months ended June 28, 2008, compared to 10.9% for the six months ended June 30, 2007. This increase as a percentage of net sales is mainly attributable to the increases in utilities and real estate tax expenses as well as increased rent for our newer store leases.

Gross Profit

As a result of the foregoing, gross profit increased $10.1 million, or 11.2%, to $100.3 million for the six months ended June 28, 2008 compared to $90.2 million for the six months ended June 30, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses, increased $7.6 million, or 10.5%, to $79.6 million for the six months ended June 28, 2008, compared to $72.0 million for the six months ended June 30, 2007. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the six months ended June 28, 2008 decreased to 25.9% compared to 26.6% for the six months ended June 30, 2007.

Operating payroll and related benefits increased $2.9 million, or 11.0%, to $29.1 million for the six months ended June 28, 2008 compared to $26.2 million for the six months ended June 30, 2007. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.5% for the six months ended June 28, 2008 compared to 9.7% for the six months ended June 30, 2007. The decrease as a percentage of net sales was primarily due to greater sales per hour relative to net sales during the six months ended June 28, 2008, as compared to the six months ended June 30, 2007. The increase in sales per hour was partially offset by an increase in average wages.

Advertising and promotion expenses decreased $1.2 million, or 14.1%, to $7.1 million for the six months ended June 28, 2008 compared to $8.2 million for the six months ended June 30, 2007. Advertising and promotion expenses as a percentage of net sales decreased to 2.3% for the six months ended June 28, 2008 from 3.0% for the six months ended June 30, 2007. The decrease is primarily due to a decline in our catalog circulation for the six months ended June 28, 2008, as compared to the six months ended June 30, 2007, as we are reducing our catalog advertising and prospecting efforts.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $5.9 million, or 15.6%, to $43.4 million for the six months ended June 28, 2008 compared to $37.6 million for the six months ended June 30, 2007. The increase was due primarily to increases in depreciation and amortization expense of approximately $1.0 million, increases in equity compensation expense of approximately $0.5 million, an increase in technology related expenses of $0.7 million, and increases in corporate payroll expenses of $2.0 million. The increase in payroll was attributable to increases to our corporate staff to meet the needs of our growth. In addition to the above, there was an increase in credit card fees of approximately $0.4 million and $0.4 million of additional general operating costs incurred due to greater sales during the six months ended June 28, 2008, as compared to the six months ended June 30, 2007. Other selling, general and administrative expenses as a percentage of net sales increased to 14.1% during the six months ended June 28, 2008 compared to 13.9% for the six months ended June 30, 2007, due largely to the increase in corporate payroll and stock-compensation expense.

Related Party Expenses

Related party expenses remained level at $0.7 million for the six months ended June 28, 2008, as compared to the six months ended June 30, 2007.

Income from Operations

As a result of the foregoing, income from operations increased $2.4 million, or 13.9%, to $20.0 million for the six months ended June 28, 2008 compared to $17.5 million for the six months ended June 30, 2007. Income from operations as a percentage of net sales remained level at 6.5% for the six months ended June 28, 2008 compared to the six months ended June 30, 2007.

Retail

Income from operations for the retail segment increased $6.0 million, or 16.6%, to $42.0 million for the six months ended June 28, 2008 compared to $36.0 million for the six months ended June 30, 2007. Income from operations as a percentage of net sales for the retail segment increased to 15.8% for the six months ended June 28, 2008 compared to 15.5% for the six months ended June 30, 2007. The increase as a percentage of net sales was primarily due to a decrease in payroll costs of 0.2% as a percentage of net sales, as well as a decrease in advertising expenses of 0.5% as a percent of sales. The decrease in payroll costs as a percentage of net sales is due largely to greater sales per hour relative to net sales during the six months ended June 28, 2008, as compared to the six months ended June 30, 2007. The decrease in advertising as a percentage of net sales is a result of our reduced catalog advertising this Fiscal year as compared to the prior Fiscal year. These decreases were offset in part by an increase in occupancy expense of 0.2% as a percentage of net sales, which is attributable to the increases in utilities and real estate tax expenses, and an increase in distribution costs of 0.1% as a percentage of net sales, attributable to increased fuel costs in the six months ended June 28, 2008, as compared to the six months ended June 30, 2007.

Direct

Income from operations for the direct segment increased $0.5 million, or 7.0%, to $7.7 million for the six months ended June 28, 2008 compared to $7.2 million for the six months ended June 30, 2007. Income from operations as a percentage of net sales for the direct segment increased to 19.1% for the six months ended June 28, 2008 compared to 18.7% for the six months ended June 30, 2007. This increase in income from operations as a percentage of net sales was due mainly to a 0.5% decrease in payroll costs as a percentage of net sales, and a 1.9% decrease in advertising costs as a percentage of net sales, as we are reducing our catalog advertising and prospecting efforts, offset by an increase in product costs of 2.1% as a percentage of net sales. The increase in product costs as a percentage of net sales was primarily due to product cost increases which were not offset by price increases.

Corporate Costs

Corporate costs increased by $4.1 million, or 15.8%, to $29.8 million for the six months ended June 28, 2008 compared to $25.7 million for the six months ended June 30, 2007. Corporate costs as a percentage of net sales increased to 9.7% for the six months ended June 28, 2008 compared to 9.5% for the six months ended June 30, 2007. The dollar increase was primarily due to increases in depreciation and amortization expense of approximately $1.0 million, increases in equity compensation expense of approximately $0.5 million, and an increase in payroll of $2.0 million, attributable to our growing corporate infrastructure. The 0.2% increase as a percentage of net sales for the six months ended June 28, 2008, as compared to the six months ended June 30, 2007, was primarily due to the increase in corporate payroll and stock-compensation expense.

Interest Income

Interest income decreased $81,000 to $22,000 for the six months ended June 28, 2008 compared to $103,000 for the six months ended June 30, 2007. The decrease was due largely to lower interest rates, and lower cash balances during the six months ended June 28, 2008, as compared to the six months ended June 30, 2007.

Interest Expense

Interest expense decreased $0.4 million, or 3.2%, to $10.8 million for the six months ended June 28, 2008 compared to $11.1 million for the six months ended June 30, 2007. The decrease was due to lower interest rates offset partially by larger outstanding short-term borrowings experienced during the six months ended June 28, 2008, as compared to the six months ended June 30, 2007.

Provision for Income Taxes

We recognized $3.6 million of income tax expense during the six months ended June 28, 2008 compared with $2.3 million for the six months ended June 30, 2007. The effective tax rate for the six months ended June 28, 2008 was 39.0%, compared to 35.9% for the six months ended June 30, 2007. The effective rate for the current period, as compared to the same period last year, increased primarily due to changes to our blended state tax rates which resulted from changes in our state apportionment factors for the six months ended June 28, 2008 as compared to the six months ended June 30, 2007.

Net Income

As a result of the foregoing, we generated net income of $5.6 million for the six months ended June 28, 2008 compared to $4.2 million for the six months ended June 30, 2007.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources:

	June 28, 2008	December 29, 2007
Balance Sheet Data:
Cash and cash equivalents	$1,759	$1,453
Working capital	54,820	51,227
Total assets	436,239	428,283
Total debt	177,494	165,000
Stockholders’ equity	166,260	159,794

	Six Months Ended
	June 28, 2008	June 30, 2007
Other Information:
Depreciation and amortization, including deferred rent (1)	$10,281	$8,743
Cash Flows Provided By (Used In):
Operating activities	$4,933	$6,069
Investing activities	(16,560)	(5,947)
Financing activities	11,933	—

Net increase in cash and cash equivalents	$306	$122

(1)	Also includes amortization of deferred financing fees.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores. Historically, we have financed these requirements predominately through internally generated cash flow, supplemented with short-term financing. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under the Revolving Credit Facility, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with our store growth plans, systems development and store improvements.

We plan to spend up to $29 million in capital expenditures during Fiscal 2008, of which up to $24 million will be in connection with our store growth and improvement plans with the remainder of up to $5 million being used for all other expenditures. Of the total capital expenditures projected for Fiscal 2008 we have already invested $16.6 million during the six months ended June 28, 2008. We plan on opening approximately 50 to 60 stores during Fiscal 2008, of which we have already opened 20 stores as of June 28, 2008. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of $165,000 to $200,000 of cost for each of our stores. Additionally, 60 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

We were in compliance with all debt covenants as of June 28, 2008. At June 28, 2008, we had $1.8 million in cash and cash equivalents and $54.8 million in working capital. At December 29, 2007, we had $1.5 million in cash and cash equivalents and $51.2 million in working capital.

Cash Provided by Operating Activities

Cash provided by operating activities was $4.9 million for the six months ended June 28, 2008, as compared to cash of $6.1 million provided by operating activities for the six months ended June 30, 2007. The $1.1 million decrease in cash flows from operating activities is primarily due to an increase in payments to our vendors (trade accounts payable), to maximize payment terms, offset by a decrease in spending on our inventory as we better manage our inventory and supply chain process.

Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 28, 2008 and June 30, 2007 was $16.6 million and $5.9 million, respectively. Capital expenditures during the six months ended June 28, 2008, were used for the construction of 20 new stores, as well as the construction in progress for approximately 30 new stores to be opened in Fiscal 2008, and for improvements of certain of our existing stores. In addition, expenditures included improvements and additions to our information systems technologies. For the six months ended June 30, 2007, capital expenditures were used primarily for the construction of 16 new stores and improvements of existing stores. Additionally, we acquired $3.5 million of intangible assets during the six month ended June 28, 2008. These included a $3.0 million acquisition of store leases, along with related customer lists, which included five out of twenty new stores added this Fiscal year, as well as an asset purchase of $0.5 million which occurred in the second Fiscal quarter of 2008, which consisted primarily of a tradename.

Cash Provided by Financing Activities

Net cash provided by financing activities was $11.9 million for the six months ended June 28, 2008, as compared to net cash of $0.0 million for the six months ended June 30, 2007. The $11.9 million increase in cash provided by financing activities for the six months ended June 28, 2008 was due primarily to incremental borrowing of $12.0 million from our revolving credit facility, as compared to the same period last year, primarily to fund capital expenditures (which included $3.5 million asset purchases) for our Fiscal 2008 store openings.

2005 Second Priority Senior Secured Floating Rate Notes

Commencing on February 15, 2006, interest on our Notes was set at a per annum rate equal to a three month LIBOR plus 7.5%, which resets quarterly on February 15, May 15, August 15 and November 15 of each year. The combined weighted average interest rate from December 30, 2007 through June 28, 2008 was 10.92%. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the then applicable interest rate on the Notes. The indenture governing the Notes restricts the ability of Vitamin Shoppe Industries, Inc. (“VSI”) and VS Direct, Inc. (“Direct”) to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets.

Revolving Credit Facility

On November 15, 2005 VSI entered into a Revolving Credit Facility for $50.0 million, and has the option to increase or decrease the facility size by $25.0 million, subject to certain conditions. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and inventory of VSI and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The Revolving Credit Facility provides for affirmative and negative covenants affecting VSI, Holdings and Direct. The Revolving Credit Facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. The Revolving Credit Facility has a maturity date of November 15, 2010. The unused available line of credit at June 28, 2008 was $36.5 million.

The borrowings under the revolving credit facility accrue interest, at our option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from December 30, 2007 through June 28, 2008 was 4.09%.

Direct and Holdings provided guarantees in respect of VSI’s obligations in respect of the Credit Facility, and VSI and Holdings have provided guarantees in respect of Direct’s obligations in respect of the Credit Facility.

We entered into an interest rate swap during December 2005 on a portion of our Notes, which qualifies for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133. The swap’s fair market value of $2.3 million at December 29, 2007 and $2.8 million at June 28, 2008, is recorded in other long-term liabilities on the condensed consolidated balance sheets. Of the decrease in market value of $0.5 million during Fiscal 2008, $0.3 million was recorded in accumulated other comprehensive loss, and $0.2 million was recorded in deferred tax assets.

Contractual Obligations and Commercial Commitments

As of June 28, 2008, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Capital Lease Obligation, Including Interest	Long-Term Debt	Interest Payments (2)	Credit Facility
Remainder of Fiscal 2008	$37,815	$27,906	$76	$—	$9,833	$—
2009	74,958	55,139	152	—	19,667	—
2010	86,334	54,515	152	—	19,667	12,000
2011	71,057	51,238	152	—	19,667	—
2012	231,272	48,840	—	165,000	17,432	—
Thereafter	128,303	128,303	—	—	—	—

	$629,739	$365,941	$532	$165,000	$86,266	$12,000

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during the first six months of Fiscal of 2008. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 16.2% of our minimum lease obligations for the six months ending June 28, 2008.

(2)	Interest payments are based upon the prevailing interest rates at June 28, 2008, net of activity arising from our hedging activities which cease in 2011.

We have an aggregate contingent liability of up to $2.1 million related to potential severance payments for five executives as of June 28, 2008 pursuant to their respective employment agreements. We have an aggregate contingent liability of up to $1.9 million related to potential severance payments for eight employees as of June 28, 2008 following a change in control pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS No. 161”). SFAS No. 161 will require entities to provide enhanced disclosures for derivative activities and hedging activities with regards to the reasons for employing derivative instruments, how they are accounted for, and how these instruments affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure and report selected financial assets and liabilities at fair value on an instrument-by-instrument basis, with the objective to reduce both the complexity in accounting for financial instruments and mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently. The provisions of SFAS No. 159 were effective in the first quarter of fiscal year 2008. The adoption of SFAS No. 159 did not have a material impact on our financial condition, results of operations or cash flows.

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

The Company’s market risks relate primarily to changes in interest rates. Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to interest rate risks. Other than on our Notes, which carry a floating interest rate, we do not use derivative financial instruments in connection with these market risks. Our risk management activities are described below.

Our market risks relate primarily to changes in interest rates. Our revolving credit facility and Notes carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statement of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to interest expense of approximately $0.4 million as the total potential increase of $1.7 million would be offset by our hedging activities described below. We historically have engaged in interest rate hedging activities related to our floating rate debt. In December 2005, we entered into an interest rate swap on a portion of our Notes, the fair market value of which was $2.3 million at December 29, 2007, and $2.8 million at June 28, 2008, and is recorded in other long-term liabilities on the condensed consolidated balance sheets.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of June 28, 2008, pursuant to Exchange Act Rule 13a-l5. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 28, 2008 are effective for (1) gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control structure over financial reporting during the quarter ended June 28, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2008.

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