Form 10-Q
period 2008-09-27
VS HOLDINGS, INC.
filed 2008-11-12
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒

As of November 10, 2008, VS Holdings, Inc. had 100 shares of common stock outstanding owned by VS Parent, Inc.

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

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 27, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,647	$1,453
Inventories	109,112	97,809
Prepaid expenses and other current assets	11,473	11,587
Deferred income taxes	4,111	1,556

Total current assets	126,343	112,405
Property and equipment, net	75,930	63,270
Goodwill	177,248	177,248
Other intangibles, net	71,241	68,223
Other assets:
Deferred financing fees, net of accumulated amortization of $3,244 and $2,368 in 2008 and 2007, respectively	4,389	5,265
Other long-term assets	1,566	319
Security deposits	456	1,553

Total other assets	6,411	7,137

Total assets	$457,173	$428,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$1,175	$—
Revolving credit facility	17,000	—
Accounts payable	26,322	35,349
Deferred sales	10,074	11,212
Accrued salaries and related expenses	4,937	4,850
Accrued interest	2,391	2,551
Other accrued expenses	12,443	7,216

Total current liabilities	74,342	61,178
Long-term debt	165,000	165,000
Capital lease obligation, net of current portion	3,416	—
Deferred income taxes	21,287	20,282
Other long-term liabilities	5,377	5,057
Deferred rent	19,349	16,972
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 27, 2008 and December 29, 2007	—	—
Additional paid-in capital	158,932	157,204
Accumulated other comprehensive loss	(1,479)	(1,350)
Retained earnings	10,949	3,940

Total stockholders’ equity	168,402	159,794

Total liabilities and stockholders’ equity	$457,173	$428,283

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$151,318	$135,126	$458,409	$406,092
Cost of goods sold	101,634	90,853	308,425	271,589

Gross profit	49,684	44,273	149,984	134,503
Selling, general and administrative expenses	40,387	36,367	119,980	108,390
Related party expenses	397	346	1,132	1,015

Income from operations	8,900	7,560	28,872	25,098
Interest income	(27)	(59)	(49)	(162)
Interest expense	5,279	5,605	16,068	16,752

Income before provision for income taxes	3,648	2,014	12,853	8,508
Provision for income taxes	1,693	733	5,282	3,066

Net income	$1,955	$1,281	$7,571	$5,442

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net income	$7,571	$5,442
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	51	71
Depreciation and amortization	13,471	11,835
Deferred income taxes	(1,468)	2,678
Deferred rent	2,269	1,416
Equity compensation expense	1,728	1,058
Changes in operating assets and liabilities:
Inventories	(11,303)	(10,683)
Prepaid expenses and other current assets	222	394
Other non-current assets	(150)	14
Accounts payable	(6,800)	(1,817)
Accrued expenses and other current liabilities	4,016	318
Other long-term liabilities	109	27

Net cash provided by operating activities	9,716	10,753

Cash flows from investing activities:
Capital expenditures	(22,406)	(10,090)
Intangible assets acquired in asset purchases	(3,454)	—

Net cash used in investing activities	(25,860)	(10,090)

Cash flows from financing activities:
Borrowings under revolving credit agreement	20,000	4,000
Repayments of borrowing under revolving credit agreement	(3,000)	(4,000)
Dividend to Parent	(562)	—
Deferred financing fees	—	(20)
Payments of capital lease obligation	(100)	—

Net cash provided by (used in) financing activities	16,338	(20)

Net increase in cash and cash equivalents	194	643
Cash and cash equivalents beginning of period	1,453	1,472

Cash and cash equivalents end of period	$1,647	$2,115

Supplemental disclosures of cash flow information:
Interest paid	$15,291	$16,353
Income taxes paid	$5,499	$244
Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$—	$124
Assets acquired under capital lease	$4,691	$—

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amounts
Balance at December 29, 2007	100	$—	$157,204	$(1,350)	$3,940	$159,794

Net income	—	—	—	—	7,571	7,571
Interest Rate Swap, net of taxes of $(82)	—	—	—	(129)	—	(129)

Total Comprehensive Income						7,442
Dividend to Parent	—	—	—	—	(562)	(562)
Equity Compensation Expense	—	—	1,728	—	—	1,728

Balance at September 27, 2008	100	$—	$158,932	$(1,479)	$10,949	$168,402

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The condensed consolidated financial statements as of September 27, 2008 and for the three and nine months ended September 27, 2008 and September 29, 2007, include the accounts of Holdings, VSI and Direct. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of September 27, 2008 and for the three and nine months ended September 27, 2008 and September 29, 2007, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2007. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-week period, ending the last Saturday in December. Fiscal 2008 is a 52-week period ending December 27, 2008 and Fiscal 2007 was a 52-week period ended December 29, 2007. The results for the three and nine months ended September 27, 2008 and September 29, 2007, are each based on a 13-week and 39-week period, respectively.

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

Financial Instruments Policy—The Company entered into an interest rate swap during December 2005 on a portion of its $165 million Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”), which qualifies for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The interest rate swap has a maturity date of November 2010. The swap’s fair market value of $2.3 million at December 29, 2007, and $2.6 million at September 27, 2008, is recorded in other long-term liabilities on the condensed consolidated balance sheets. Of the decrease in market value of $0.3 million during Fiscal 2008, $0.2 million was charged to accumulated other comprehensive loss, and $0.1 million to the deferred income tax asset.

Advertising Costs—Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time advertising takes place. Advertising expense was $3.2 million and $10.3 million for the three months and nine months ended September 27, 2008, and $3.0 million and $11.2 million for the three months and nine months ended September 29, 2007, respectively.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No.115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure and report selected financial assets and liabilities at fair value on an instrument-by-instrument basis, with the objective to reduce both the complexity in accounting for financial instruments and mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently. The provisions of SFAS No. 159 were effective in the first quarter of fiscal year 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), SFAS No. 141(R) attempts to improve the relevance and comparability of the information included in companies’ financial reports regarding business combinations and their effects. The statement is effective for acquisitions occurring in fiscal years beginning on or after December 15, 2008, as well as for certain adjustments to income tax items relating to acquisitions completed prior to the adoption date. Currently, the Company cannot determine the impact, if any, the adoption will have on its financial condition, results of operations or cash flows.

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

The following table discloses the carrying value of all intangible assets (in thousands):

	September 27, 2008			December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Intangibles related to asset purchase	$2,991	$427	$2,564	$—	$—	$—
Tradenames	68,677	—	68,677	68,223	—	68,223
Goodwill	177,248	—	177,248	177,248	—	177,248

	$248,916	$427	$248,489	$245,471	$—	$245,471

Intangible amortization expense for the three and nine months ended September 27, 2008, was $0.2 million and $0.4 million, respectively. There was no amortization expense in Fiscal 2007. Tradenames are not amortized, as they are determined to be intangible assets with indefinite lives. Tradenames and goodwill will be tested for impairment in the last quarter of Fiscal 2008 or whenever impairment indicators exist.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	September 27, 2008	December 29, 2007
Furniture, fixtures and equipment	$81,602	$69,784
Leasehold improvements	77,335	68,278
Website development costs	11,194	11,180
Transportation equipment	21	21
Construction in progress	4,610	1,937

	174,762	151,200
Less: accumulated depreciation and amortization	(98,832)	(87,930)

	$75,930	$63,270

Depreciation and amortization expense on property and equipment, including equipment recorded under capital leases, for the three and nine months ended September 27, 2008 was $4.2 million and $12.2 million, respectively, and for the three and nine months ended September 29, 2007 was $3.7 million and $11.0 million, respectively. The Company had equipment related to capital leases of $4.7 million at September 27, 2008 with accumulated depreciation of $0.2 million. Depreciation and amortization expense on property and equipment is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.

6.	Credit Arrangements

Debt consists of the following (in thousands):

	September 27, 2008	December 29, 2007
Revolving Credit Facility	$17,000	$—

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$165,000	$165,000

Second Priority Senior Secured Floating Rate Notes

Interest on the Notes is set at a per annum rate equal to a three month LIBOR plus 7.5%, which is reset quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2006. The combined weighted average interest rate before the impact of our hedging activities from December 29, 2007 through September 27, 2008 was 10.69% (11.95%

after including the impact of hedging activities). The Notes will mature on November 15, 2012. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the applicable interest rate on the Notes. If VSI cannot make payments on the Notes when they are due, Holdings and VSI’s only subsidiary, Direct (collectively, the “Guarantors”), have guaranteed the Notes and must make payments instead. The Notes and the guarantees are secured by a second priority security interest in substantially all of VSI’s and the Guarantors’ assets that secure VSI’s first priority senior secured credit facility. The Notes and the guarantees are VSI’s, and the Guarantors’, second priority senior secured obligations, and rank equally in right of payment with all of VSI’s and the Guarantors’ existing and future senior indebtedness and senior to all of VSI’s and the Guarantors’ existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of VSI’s and the Guarantors’ first priority senior secured indebtedness, including VSI’s first priority senior secured credit facility, to the extent of the collateral securing such indebtedness. If VSI sells certain assets, issues equity or experiences specific kinds of changes in control, VSI must offer to repurchase the Notes. As of November 15, 2007, VSI has been allowed, at its option, to redeem some or all of the Notes.

Revolving Credit Facility

On November 15, 2005, VSI entered into a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), and VSI has the option to increase or decrease the Revolving Credit Facility size by $25.0 million, subject to certain conditions. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and the inventory of VSI and its only subsidiary, Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The Revolving Credit Facility provides for affirmative and negative covenants affecting Holdings, VSI and Direct. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay cash dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change its line of business, and restricts the types of hedging activities the Company can enter into. The Revolving Credit Facility has a maturity date of November 15, 2010. The unused available line of credit at September 27, 2008 was $31.3 million and the amount of borrowings outstanding at September 27, 2008 was $17.0 million. The largest amount borrowed at any given point during the three and nine months ended September 27, 2008 was $17.0 million. The Revolving Credit Facility includes a $10 million sub-facility for the issuance of letters of credit, of which there were $0.3 million issued and outstanding as of September 27, 2008.

The borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate”, or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from December 30, 2007 through September 27, 2008 was 4.10%.

Interest expense for the three and nine months ended September 27, 2008 and September 29, 2007 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Interest on the Notes	$4,829	$5,080	14,735	$15,346
Amortization of deferred financing fees	292	290	876	870
Interest on the revolving credit facility and other	158	235	457	536

	$5,279	$5,605	$16,068	$16,752

Capital Leases

The Company leases computer equipment under two capital leases, one which commenced in January 2008, that expires in 2011, and another which commenced in September 2008, that expires in 2012. The following is a schedule of the future minimum lease payments under capital leases as of September 27, 2008 (in thousands):

Remainder of Fiscal 2008	$434
Fiscal 2009	1,341
Fiscal 2010	1,341
Fiscal 2011	1,341
Fiscal 2012	794

Total	5,251
Less amount representing interest	660

Present value minimum lease payments	4,591
Less current portion of capital lease obligation	1,175

$3,416

7.	Stock-Based Compensation

Stock Option Plan—In Fiscal 2002 the Company adopted the VS Holdings, Inc. 2002 Stock Option Plan (the “2002 Plan”) for certain directors, officers, consultants and employees of the Company. The Company authorized the issuance of up to 2,046,041 shares of common stock. As of June 2006, the 2002 Plan was amended and assigned to VS Parent where it was adopted as the VS Parent, Inc. 2006 Stock Option Plan (the “2006 Plan”), converting all grants on a one-to-one basis for the right to receive a common share of VS Parent upon exercise. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant. Generally, options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The stock options have a maximum term of 10 years. The following table summarizes the 2006 Plan as of September 27, 2008 and changes during the nine month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 29, 2007	1,883,882	$19.53
Granted	93,788	$28.52
Canceled/forfeited	(45,312)	$19.25

Outstanding at September 27, 2008	1,932,358	$19.97	6.61

Vested or expected to vest at September 27, 2008	1,835,740	$19.97	6.61

Vested and exercisable at September 27, 2008	1,206,519	$18.31	5.60

The Company accounts for its stock-based compensation based on the requirements of SFAS No. 123(R) “Share-Based Payment,” (“SFAS 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The Company adopted the prospective method of applying SFAS 123(R). Under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro-forma disclosure purposes will apply SFAS 123(R) prospectively to new awards and awards modified, repurchased or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards which were the provisions of APB No. 25 and its related interpretive guidance. For those grants valued under SFAS 123(R), compensation expense attributable to stock-based compensation for the three and nine months ended September 27, 2008, was approximately $0.6 million and $1.7 million, respectively, and for the three and nine months ended September 29, 2007, was approximately $0.5 million and $1.1 million respectively. As of September 27, 2008, the remaining unrecognized stock-based compensation expense for non-vested stock options issued after the effective date of SFAS 123(R) to be expensed in future periods is $5.8 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.6 years. There were 1,206,519 and 725,839 vested and non-vested options, respectively, at September 27, 2008. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in the subsequent period if actual forfeitures differ from those estimates. Currently, the Company estimates forfeitures based on its historical forfeiture rate since the plan inception in Fiscal 2002. The value pertaining to estimated future forfeitures as of September 27, 2008 are approximately $0.3 million.

The weighted-average grant date fair value of stock options granted during the three and nine months ended September 27, 2008 were $15.54 and $14.02, respectively, and for the three and nine months ended September 29, 2007 were $13.32 and $13.03, respectively. There were no stock options exercised during the first nine months of Fiscal 2008 or 2007. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	46.6%	49.2%	46.7%	52.3%
Risk-free interest rate	3.29%	4.26%	3.30%	4.62%
Expected holding period	6.25 years	6.25 years	6.25 years	6.25 years

The expected volatility applicable to the three and nine months ended September 27, 2008 is based on the volatility levels over the past 6.25 years from the average volatility of similar actively traded companies. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips. The expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years. The simplified method was chosen as a means to determine the Company’s holding period as there is no historical option exercise experience due to the Company being privately held.

8.	Legal Proceedings

Dwight Thompson v. The Vitamin Shoppe. The Company opened its first store in California in December 2002, and the Company reclassified its California store managers as non-exempt employees in January 2004. On February 25, 2005, plaintiff Dwight Thompson (“Thompson”), a former store manager, filed suit on behalf of himself and other “similarly situated” current and former California store managers and assistant store managers in the Superior Court of the State of California for the County of Orange (“Orange County Superior Court”), alleging causes of action for (1) failure to pay overtime wages; (2) unfair business practices under Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide rest and meal periods; and (5) unfair competition under Cal. Bus. & Prof. Code § 17200 et seq. (“UCL”) (the “Thompson Action”). On September 2, 2005, Thompson amended his complaint to include a representative claim for civil penalties under the Labor Code Private Attorneys General Act, Cal. Labor Code §§ 2698 et seq. (“PAGA”), also known as the California “bounty hunter” statute, which may permit Thompson to collect civil penalties on behalf of all other allegedly aggrieved employees for violations of the Labor Code and attorneys’ fees if he prevails. Almost one year later, on July 7, 2006, the same group of plaintiffs’ attorneys who were representing Thompson filed another wage and hour lawsuit against The Vitamin Shoppe based on substantively identical allegations in the Orange County Superior Court, entitled Estel v. The Vitamin Shoppe Industries Inc. (Case No. 06CC07852) (the “Estel Action”). Plaintiffs in the Estel Action were nine individuals – all of whom were already class members in the Thompson Action and in the lawsuit described below, Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. (the “Perry Action”). The parties engaged in some preliminary pre-trial discovery, until the Court stayed the Thompson and Estel Actions pending court approval of the settlement in the Perry Action described below. In December 2007, the Court lifted the stay of the Thompson and Estel Actions and in January 2008, the Court consolidated the Thompson and Estel actions. In the consolidated complaint, Plaintiffs assert nine claims for relief against the Company: (1) failure to pay overtime wages; (2) unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide meal periods; (5) failure to provide rest periods; (6) unfair competition under the UCL; (7) failure to provide itemized wage statements; (8) failure to provide wages and accrued vacation upon termination; and (9) recovery of civil penalties under PAGA. Plaintiffs purport to bring their UCL and PAGA claims as representative actions and the remaining claims on behalf of a class composed of all current and former assistant managers and managers of the Company who were employed on or after April 14, 2006 (the “Amended Thompson Action”). The Company intends to defend the Amended Thompson Action vigorously. At this time it is premature to address any potential loss as a result of these claims, or the amount or range of potential loss. Accordingly, as of September 27, 2008, the Company has not accrued any liabilities related to this litigation.

Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. On August 17, 2005, plaintiff Perry, a former assistant store manager, later joined by plaintiff Vitrano, a current store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations under California law, including, but not limited to, violations related to misclassification of store managers and violations with respect to providing meal and rest periods for store managers and assistant store managers. Plaintiffs’ allegations are similar to the violations alleged in the Thompson matter described above, and plaintiffs seek to bring this action on behalf of themselves and others who are “similarly situated.” On December 20, 2005, the parties engaged in mediation and the parties entered into a Memorandum of Understanding, which was followed by execution of a formal Settlement Agreement. The Company accrued $0.4 million for the proposed settlement in the last quarter of Fiscal 2005 and has deposited the same in escrow. The settlement has received final approval of the Marin County Superior Court. There has been an interlocutory appeal filed by the plaintiffs’ counsel in the Thompson action, as well as an appeal of the Courts’ approval of the settlement, both of which are still pending. The $0.4 million that was accrued and deposited in escrow is the Company’s best estimate based on the information available at the time of this filing. However, circumstances in the future may alter the outcome of the proposed settlement. Accordingly, as of September 27, 2008, the Company has not accrued any further liabilities related to this litigation.

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. One of the named products, Multivitamin Especially for Women, has not been sold by the Company since late January 2007. The Company has withdrawn certain of the other named products from the California market and has provided warnings with respect to the others pending discussions with the public prosecutors. At this time it is premature to address any potential loss as a result of these claims, or the amount or range of potential loss. As of September 27, 2008, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of the third Fiscal quarter ended September 27, 2008, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

9.	Related Party Transactions

In connection with the acquisition completed in Fiscal 2002, the Company entered into a management agreement with IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC). This agreement provides for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. Amounts paid during the three and nine months ended September 27, 2008 were approximately $0.4 million and $1.1 million, respectively, and for the three and nine months ended September 29, 2007 were approximately $0.3 million and $1.0 million, respectively.

In July 2008, the Company paid a dividend to VS Parent, Inc., its parent company, of approximately $562,000. This dividend was used for the redemption of 358 of VS Parent, Inc.’s preferred shares, including the associated preferred dividends in arrears, held by the Company’s chief executive officer.

10.	Segment Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through retail stores throughout the United States. The direct segment generates revenue through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through the Company’s Web site and catalog. A catalog is mailed periodically to customers in the Company’s Frequent Buyer Program database, and the Company’s websites at www.vitaminshoppe.com and www.BodyTech.com offer its customers online access to a full assortment of over 20,000 SKUs. Corporate costs represent the Company’s administrative expenses which include, but are not limited to: human resources, legal, finance, information technology, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

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

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Sales:
Retail	$131,755	$116,489	$398,359	$348,903
Direct	19,563	18,637	60,050	57,189

Net sales	151,318	135,126	458,409	406,092
Income from operations:
Retail	20,487	18,162	62,490	54,186
Direct	3,599	3,304	11,319	10,516
Corporate costs	(15,186)	(13,906)	(44,937)	(39,604)

Income from operations	$8,900	$7,560	$28,872	$25,098

11.	Fair Value Financial Instruments

Effective December 30, 2007, the Company adopted the provisions of SFAS No. 157 that applies to its financial assets and liabilities which are measured at fair value within the condensed consolidated financial statements. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs based on a company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. In determining the fair value of the Company’s interest rate swap, observable inputs were available at September 27, 2008, and thus were relied upon for the interest rate swap’s valuation. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company’s interest rate swap was established as a cash flow hedge on a portion of its Notes to offset fluctuations related to the variable rate interest payments as described in Note 6. The interest rate swap is included in other long-term liabilities in the condensed consolidated balance sheets. The swap is categorized in level 2 in the fair value hierarchy as shown in the following table:

		Fair value at September 27, 2008, using:
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap	$2.6	$—	$2.6	$—

Total	$2.6	$—	$2.6	$—

12.	Subsequent Event

On November 1, 2008, Bear Stearns Merchant Banking, commonly known as “BSMB”, which was affiliated with Bear Stearns & Co., Inc., spun out into an independent firm and changed its name to Irving Place Capital. As a result, Bear Stearns Merchant Manager II , LLC and Bear Stearns Merchant Banking Partners II, L.P., underwent a name change to IPC Manager II, LLC and Irving Place Capital Partners II, L.P., respectively.

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

The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations, and statements of cash flows for Holdings, VSI and Direct:

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF SEPTEMBER 27, 2008

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$894	$753	$—	$1,647
Inventories	—	17,528	91,584	—	109,112
Prepaid expenses and other current assets	—	125	11,348	—	11,473
Intercompany receivable	—	306,871	305,912	(612,783)	—
Deferred income taxes	—	585	3,526	—	4,111

Total current assets	—	326,003	413,123	(612,783)	126,343
Property and equipment, net	—	18,612	57,318	—	75,930
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	71,241	—	71,241
Other assets:
Deferred financing fees, net of accumulated amortization of $3,244	—	—	4,389	—	4,389
Other long-term assets	—	—	1,566	—	1,566
Security deposits	—	—	456	—	456
Deferred income tax asset	1,870	1,465	11,896	(15,231)	—

Total other assets	1,870	1,465	18,307	(15,231)	6,411
Investment in Subsidiary	184,144	—	45,547	(229,691)	—

Total assets	$186,014	$346,080	$782,784	$(857,705)	$457,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$—	$—	$1,175	$—	$1,175
Revolving credit facility	—	—	17,000	—	17,000
Intercompany payable	17,400	288,511	306,872	(612,783)	—
Accounts payable	—	129	26,193	—	26,322
Deferred sales	—	1,981	8,093	—	10,074
Accrued salaries and related expenses	—	—	4,937	—	4,937
Accrued interest	—	—	2,391	—	2,391
Other accrued expenses	25	5,098	7,320	—	12,443

Total current liabilities	17,425	295,719	373,981	(612,783)	74,342
Long-term debt	—	—	165,000	—	165,000
Capital lease obligation, net of current portion	—	—	3,416	—	3,416
Deferred income taxes	187	1,342	34,989	(15,231)	21,287
Other long-term liabilities	—	—	5,377	—	5,377
Deferred rent	—	3,472	15,877	—	19,349
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding	—	—	—	—	—
Additional paid-in capital	158,932	20,165	166,791	(186,956)	158,932
Accumulated other comprehensive loss	(1,479)	—	(1,479)	1,479	(1,479)
Retained earnings	10,949	25,382	18,832	(44,214)	10,949

Total stockholders’ equity	168,402	45,547	184,144	(229,691)	168,402

Total liabilities and stockholders’ equity	$186,014	$346,080	$782,784	$(857,705)	$457,173

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 29, 2007

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$567	$886	$—	$1,453
Inventories	—	16,251	81,558	—	97,809
Prepaid expenses and other current assets	—	88	11,499	—	11,587
Intercompany receivable	—	230,336	235,645	(465,981)	—
Deferred income taxes	—	388	1,168	—	1,556

Total current assets	—	247,630	330,756	(465,981)	112,405
Property and equipment, net	—	14,985	48,285	—	63,270
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	68,223	—	68,223
Other assets:
Deferred financing fees, net of accumulated amortization of $2,368	—	—	5,265	—	5,265
Other long-term assets	—	—	319	—	319
Security deposits	—	20	1,533	—	1,553
Deferred income tax asset	1,050	1,114	12,041	(14,205)	—

Total other assets	1,050	1,134	19,158	(14,205)	7,137
Investment in Subsidiary	176,282	—	38,705	(214,988)	—

Total assets	$177,332	$263,749	$682,375	$(695,174)	$428,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Intercompany payable	17,400	218,246	230,335	(465,981)	—
Accounts payable	—	226	35,123	—	35,349
Deferred sales	—	1,951	9,261	—	11,212
Accrued salaries and related expenses	—	—	4,850	—	4,850
Accrued interest	—	—	2,551	—	2,551
Other accrued expenses	26	569	6,621	—	7,216

Total current liabilities	17,426	220,992	288,741	(465,981)	61,178
Long-term debt	—	—	165,000	—	165,000
Deferred income taxes	112	1,493	32,882	(14,205)	20,282
Other long term liabilities	—	—	5,057	—	5,057
Deferred rent	—	2,559	14,413	—	16,972
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding	—	—	—	—	—
Additional paid-in capital	157,204	20,165	166,791	(186,956)	157,204
Accumulated other comprehensive loss	(1,350)	—	(1,350)	1,350	(1,350)
Retained earnings	3,940	18,540	10,841	(29,382)	3,940

Total stockholders’ equity	159,794	38,705	176,282	(214,988)	159,794

Total liabilities and stockholders’ equity	$177,332	$263,749	$682,375	$(695,174)	$428,283

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED

SEPTEMBER 27, 2008

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$28,726	$122,592	$—	$151,318
Commissions	—	6,354	1,608	(7,962)	—
Cost of goods sold	—	20,239	82,482	(1,087)	101,634

Gross profit	—	14,841	41,718	(6,875)	49,684
Selling, general and administrative expenses	607	9,995	36,660	(6,875)	40,387
Related party expenses	—	—	397	—	397

(Loss) income from operations	(607)	4,846	4,661	—	8,900
Interest income	—	(5)	(22)	—	(27)
Interest expense	—	735	4,544	—	5,279

(Loss) income before (benefit) provision for income taxes	(607)	4,116	139	—	3,648
(Benefit) provision for income taxes	(261)	1,572	382	—	1,693

(Loss) income before equity in net earnings of subsidiary	(346)	2,544	(243)	—	1,955
Equity in net earnings of subsidiary	2,301	—	2,544	(4,845)	—

Net income	$1,955	$2,544	$2,301	$(4,845)	$1,955

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED

SEPTEMBER 27, 2008

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$85,918	$372,491	$—	$458,409
Commissions	—	19,582	5,213	(24,795)	—
Cost of goods sold	—	61,128	250,713	(3,416)	308,425

Gross profit	—	44,372	126,991	(21,379)	149,984
Selling, general and administrative expenses	1,728	30,082	109,549	(21,379)	119,980
Related party expenses	—	—	1,132	—	1,132

(Loss) income from operations	(1,728)	14,290	16,310	—	28,872
Interest income	—	(10)	(39)	—	(49)
Interest expense	—	3,246	12,822	—	16,068

(Loss) income before (benefit) provision for income taxes	(1,728)	11,054	3,527	—	12,853
(Benefit) provision for income taxes	(744)	4,212	1,814	—	5,282

(Loss) income before equity in net earnings of subsidiary	(984)	6,842	1,713	—	7,571
Equity in net earnings of subsidiary	8,555	—	6,842	(15,397)	—

Net income	$7,571	$6,842	$8,555	$(15,397)	$7,571

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED

SEPTEMBER 29, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$24,487	$110,639	$—	$135,126
Commissions	—	6,090	1,601	(7,691)	—
Cost of goods sold	—	17,528	74,385	(1,060)	90,853

Gross profit	—	13,049	37,855	(6,631)	44,273
Selling, general and administrative expenses	467	8,307	34,224	(6,631)	36,367
Related party expenses	—	—	346	—	346

(Loss) income from operations	(467)	4,742	3,285	—	7,560
Interest income	—	(4)	(55)	—	(59)
Interest expense	—	3,021	2,584	—	5,605

(Loss) income before (benefit) provision for income taxes	(467)	1,725	756	—	2,014
(Benefit) provision for income taxes	(165)	515	383	—	733

(Loss) income before equity in net earnings of subsidiary	(302)	1,210	373	—	1,281
Equity in net earnings of subsidiary	1,583	—	1,210	(2,793)	—

Net income	1,281	1,210	1,583	(2,793)	1,281

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED

SEPTEMBER 29, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$73,242	$332,850	$—	$406,092
Commissions	—	18,706	4,569	(23,275)	—
Cost of goods sold	—	51,691	222,817	(2,919)	271,589

Gross profit	—	40,257	114,602	(20,356)	134,503
Selling, general and administrative expenses	1,058	27,135	100,553	(20,356)	108,390
Related party expenses	—	—	1,015	—	1,015

(Loss) income from operations	(1,058)	13,122	13,034	—	25,098
Other	—	—	—	—	—
Interest income	—	(9)	(153)	—	(162)
Interest expense	—	3,021	13,731	—	16,752

(Loss) income before (benefit) provision for income taxes	(1,058)	10,110	(544)	—	8,508
(Benefit) provision for income taxes	(394)	3,765	(305)	—	3,066

(Loss) income before equity in net earnings of subsidiary	(664)	6,345	(239)	—	5,442
Equity in net earnings of subsidiary	6,106	—	6,345	(12,451)	—

Net income	$5,442	$6,345	$6,106	$(12,451)	$5,442

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 27, 2008

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$7,571	$6,842	$8,555	$(15,397)	$7,571
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	6	45	—	51
Depreciation and amortization	—	2,590	10,881	—	13,471
Deferred income taxes	(744)	(699)	(25)	—	(1,468)
Deferred rent	—	913	1,356	—	2,269
Equity compensation expense	1,728	—	—	—	1,728
Equity in earnings of subsidiary	(8,555)	—	(6,842)	15,397	—
Changes in operating assets and liabilities:
Inventories	—	(1,277)	(10,026)	—	(11,303)
Prepaid expenses and other current assets	—	(37)	259	—	222
Intercompany		(6,270)	6,270	—	—
Other non-current assets	—	20	(170)	—	(150)
Accounts payable	—	(97)	(6,703)	—	(6,800)
Accrued expenses and other current liabilities	—	4,559	(543)	—	4,016
Other long-term liabilities	—	—	109	—	109

Net cash provided by operating activities	—	6,550	3,166	—	9,716

Cash flows from investing activities:
Capital expenditures	—	(6,223)	(16,183)	—	(22,406)
Intangible assets acquired in asset purchases	—	—	(3,454)	—	(3,454)

Net cash used in investing activities	—	(6,223)	(19,637)	—	(25,860)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	20,000	—	20,000
Repayment of borrowings under revolving credit agreement	—	—	(3,000)	—	(3,000)
Dividend to Parent	—	—	(562)	—	(562)
Deferred financing fees	—	—	—	—	—
Payments of capital lease obligation	—	—	(100)	—	(100)

Net cash provided by financing activities	—	—	16,338	—	16,338

Net increase (decrease) in cash and cash equivalents	—	327	(133)	—	194
Cash and cash equivalents beginning of period	—	567	886	—	1,453

Cash and cash equivalents end of period	$—	$894	$753	$—	$1,647

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 29, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,442	$6,345	$6,106	$(12,451)	$5,442
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	17	54	—	71
Depreciation and amortization	—	1,701	10,134	—	11,835
Deferred income taxes	(283)	229	2,732	—	2,678
Deferred rent	—	186	1,230	—	1,416
Equity compensation expense	1,058	—	—	—	1,058
Equity in earnings of subsidiary	(6,106)	—	(6,345)	12,451	—
Changes in operating assets and liabilities:
Inventories	—	(1,756)	(8,927)	—	(10,683)
Prepaid expenses and other current assets	(111)	20	485	—	394
Intercompany	—	(9,207)	9,207	—	—
Other non-current assets	—	—	14	—	14
Accounts payable	—	177	(1,994)	—	(1,817)
Accrued expenses and other current liabilities	—	3,408	(3,090)	—	318
Other long-term liabilities	—	—	27	—	27

Net cash provided by operating activities	—	1,120	9,633	—	10,753

Cash flows from investing activities:
Capital expenditures	—	(1,239)	(8,851)	—	(10,090)

Net cash used in investing activities	—	(1,239)	(8,851)	—	(10,090)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	4,000	—	4,000
Repayments of borrowing under revolving credit agreement		—	(4,000)	—	(4,000)
Deferred financing fees	—	—	(20)	—	(20)

Net cash flows used in financing activities	—	—	(20)	—	(20)

Net increase in cash and cash equivalents	—	(119)	762	—	643
Cash and cash equivalents beginning of period	—	885	587	—	1,472

Cash and cash equivalents end of period	$—	$766	$1,349	$—	$2,115

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. As of September 27, 2008, we operated 374 stores located in 33 states and the District of Columbia and sold direct to consumers through our web sites, www.vitaminshoppe.com and www.BodyTech.com, and our nationally circulated catalog. We target the dedicated, well-informed vitamin, mineral and supplement (“VMS”) consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. We offer our customers a selection of over 20,000 SKUs from over 400 different national brands, as well as our proprietary Vitamin Shoppe, BodyTech and MD Select brands. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers, supermarkets, chain drug stores or mass merchants. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

Our Company was founded as a single store in New York, New York in 1977. Our Vitamin Shoppe branded products were introduced in 1989. We were acquired in November 2002 by Irving Place Capital Partners II, L.P. (formerly Bear Stearns Merchant Banking Partners II, L.P.) and its affiliated entities (collectively, “IPCP”) and other investors.

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

Since the beginning of 2003, we have aggressively pursued new store growth. During this period through September 27, 2008, we opened 250 new stores, expanding our presence in our existing markets as well as entering new markets such as California, Texas, and Michigan. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

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

Trends and Other Factors Affecting Our Business

Our performance is affected by trends that impact the VMS industry, including demographic, health and lifestyle preferences. Changes in these trends and other factors, which we may not foresee, may also impact our business. For example, our industry is subject to potential regulatory actions, such as the ban on ephedra, and other legal matters that affect the viability of a given product. Volatile consumer trends, such as those described in the following paragraph, as well as the overall impact on consumer spending, which may be impacted heavily by the current economic conditions, can dramatically affect purchasing patterns. Our business allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives. We will continue to diversify our product lines to offer items less susceptible to the effects of economic conditions and not as readily substitutable, such as teas, lotions and spring water.

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

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2003, we have opened 259 stores and operate 383 stores located in 34 states and the District of Columbia as of November 1, 2008.

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

Related party expenses consist of management fees incurred and paid to IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC).

Income from operations consists of gross profit minus selling, general and administrative expenses, and related party expenses.

Interest income represents income earned from highly liquid investments purchased with an original maturity of three months or less.

Interest expense includes interest on our second priority senior secured floating rate notes (the “Notes”), interest on the Revolving Credit Facility, letters of credit fees, as well as amortization of financing costs.

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$151,318	$135,126	$458,409	$406,092
Increase in comparable store net sales	6.4%	7.3%	7.0%	7.2%
Gross profit as a percent of net sales	32.8%	32.8%	32.7%	33.1%
Income from operations	$8,900	$7,560	$28,872	$25,098
EBITDA (1)	$14,067	$11,778	$43,736	$37,479

(1)	EBITDA represents net income before provision for income tax, interest income and expense, and depreciation and amortization, including recognition of deferred rent. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered as a performance measure prepared in accordance with GAAP, such as operating income, net income and cash flows from operating activities. We believe that EBITDA provides additional information of our operating performance and our ability to meet our future debt service, capital expenditure and working capital requirements. Furthermore, our executive compensation plans base incentive compensation payments on our EBITDA performance measured against budget. Other companies may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. The table below includes a reconciliation from net income to EBITDA.

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Statement of Operations Data:
Net income	$1,955	$1,281	$7,571	$5,442
Provision for income taxes	1,693	733	5,282	3,066
Interest income	(27)	(59)	(49)	(162)
Interest expense	5,279	5,605	16,068	16,752
Depreciation and amortization, including deferred rent (a)	5,167	4,218	14,864	12,381

EBITDA	$14,067	$11,778	$43,736	$37,479

(a)	Excludes amortization of deferred financing fees, which are included in “interest expense” in this table.

Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash provided by operating activities:

	Nine Months Ended
	September 27, 2008	September 29, 2007
EBITDA	$43,736	$37,479
Interest expense, net	(16,019)	(16,590)
Provision for income taxes	(5,282)	(3,066)
Loss on disposal of fixed assets	51	71
Deferred income taxes	(1,468)	2,678
Deferred financing fees amortization and other	876	870
Equity compensation expense	1,728	1,058
Changes in operating assets and liabilities:
Inventories	(11,303)	(10,683)
Prepaid expenses and other current assets	222	394
Other non-current assets	(150)	14
Accounts payable	(6,800)	(1,817)
Accrued expenses and other current liabilities	4,016	318
Other long-term liabilities	109	27

Net cash provided by operating activities	$9,716	$10,753

The following table shows the growth in our network of stores during the three and nine months ended September 27, 2008 and September 29, 2007:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Store Data:
Stores open at beginning of period	361	322	341	306
Stores opened	14	11	34	27
Stores closed	(1)	—	(1)	—

Stores open at end of period	374	333	374	333

Results of Operations

The information presented below is for the three and nine months ended September 27, 2008 and September 29, 2007 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three and nine months ended September 27, 2008 and September 29, 2007 as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.2%	67.2%	67.3%	66.9%

Gross profit	32.8%	32.8%	32.7%	33.1%
Selling, general and administrative expenses	26.7%	26.9%	26.2%	26.7%
Related party expenses	0.2%	0.3%	0.2%	0.2%

Income from operations	5.9%	5.6%	6.3%	6.2%
Interest income	(0.0%)	(0.0%)	(0.0%)	(0.0%)
Interest expense	3.5%	4.1%	3.4%	4.1%

Income before provision for income taxes	2.4%	1.5%	2.9%	2.1%
Provision for income taxes	1.1%	0.6%	1.2%	0.8%

Net income	1.3%	0.9%	1.7%	1.3%

Three Months Ended September 27, 2008 Compared To Three Months Ended September 29, 2007

Net Sales

Net sales increased $16.2 million, or 12.0%, to $151.3 million for the three months ended September 27, 2008 compared to $135.1 million for the three months ended September 29, 2007. The increase was the result of an increase in our comparable store sales, new sales from our non-comparable stores, and an increase in our direct sales.

Retail

Net sales from our retail stores increased $15.3 million, or 13.1%, to $131.8 million for the three months ended September 27, 2008 compared to $116.5 million for the three months ended September 29, 2007. We operated 374 stores as of September 27, 2008 compared to 333 stores as of September 29, 2007. Our overall store sales for the three months ended September 27, 2008 increased due to non-comparable store sales increases of $7.9 million and an increase in comparable store sales of $7.4 million, or 6.4%. Our overall sales increased primarily in the categories of supplements, which increased $3.8 million, or 13.1%; vitamins and multivitamins, which increased $2.2 million, or 14.8%; sports nutrition, which increased by $6.3 million, or 23.9%; minerals, which increased $0.5 million, or 13.1%; and herbs, which increased $2.2 million, or 10.7%.

The supplements category, which is among the largest selling product categories in our mix, continues to experience significant growth in sales of essential fatty acids, or EFAs, which have been responsible for most of the growth in the supplement category for several quarters. Given the current trend in EFA consumption, and the growing number of publications and recommendations regarding the heart-health benefits of fish oils (such as by The American Heart Association and US National Institutes of Health), we expect continued strength in sales of EFAs for the remainder of this fiscal year. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales during the third quarter of Fiscal 2008, and has done so since the middle of Fiscal 2006. We believe this is due largely to the growth in the fitness-conscious market as well as the diversity of new product introductions and innovations in functionally specific supplementation. Sales in the vitamin and multi-vitamin category also increased at a rate greater than the overall increase in net sales during the third quarter of Fiscal 2008, as we experienced significant growth in sales of multi-vitamins, as we released new special formulations this quarter, and in Vitamin D, which we believe was due in part to recent favorable press.

Direct

Net sales to our direct customers increased $0.9 million, or 5.0%, to $19.6 million for the three months ended September 27, 2008 compared to $18.6 million for the three months ended September 29, 2007. The overall increase in our direct sales was due to an increase in our internet sales of approximately $2.4 million which was offset by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers this quarter as compared to the quarter ended September 29, 2007, as a result of our prior web-based marketing initiatives. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $10.8 million, or 11.9%, to $101.6 million for the three months ended September 27, 2008 compared to $90.9 million for the three months ended September 29, 2007. The increase was primarily due to an increase in product costs and occupancy costs for the quarter ended September 27, 2008, as compared to the quarter ended September 29, 2007. Cost of goods sold as a percentage of net sales remained level at 67.2% for the three months ended September 27, 2008 and for the three months ended September 29, 2007.

Product costs increased $7.3 million, or 10.3%, to $77.6 million for the three months ended September 27, 2008, compared to $70.3 million for the three months ended September 29, 2007 primarily as a result of greater sales this quarter as compared to the quarter ended September 29, 2007. Product costs as a percentage of net sales decreased to 51.3% for the three months ended September 27, 2008 compared to 52.0% for the three months ended September 29, 2007. The 0.7% decrease as a percentage of net sales was primarily the result of an increase in purchase discounts and payment term discount incentives of 0.4% during the quarter ended September 27, 2008 as compared to the quarter ended September 29, 2007.

Warehouse and distribution costs increased $1.0 million, or 21.2%, to $5.6 million for the three months ended September 27, 2008 compared to $4.6 million for the three months ended September 29, 2007. Warehouse and distribution costs as a percentage of net sales increased to 3.7% for the three months ended September 27, 2008, compared to 3.4% for the three months ended September 29, 2007. The 0.3% increase as a percentage of net sales was due to an increase in transportation costs, largely attributable to increased shipments to our stores as we increased in-store inventory holding levels during three months ended September 27, 2008, as compared to the three months ended September 29, 2007.

Occupancy costs increased $2.5 million, or 15.9%, to $18.4 million for the three months ended September 27, 2008 compared to $15.9 million for the three months ended September 29, 2007. Occupancy costs as a percentage of net sales increased to 12.2% for the three months ended September 27, 2008, compared to 11.8% for the three months ended September 29, 2007. This increase as a percentage of net sales is mainly attributable to increases in utility and real estate tax expenses as well as increased rent for our newer store leases.

Gross Profit

As a result of the foregoing, gross profit increased $5.4 million, or 12.2%, to $49.7 million for the three months ended September 27, 2008 compared to $44.3 million for the three months ended September 29, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses, increased $4.0 million, or 11.1%, to $40.4 million for the three months ended September 27, 2008, compared to $36.4 million for the three months ended September 29, 2007. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the three months ended September 27, 2008 decreased to 26.7% compared to 26.9% for the three months ended September 29, 2007.

Operating payroll and related benefits increased $1.5 million, or 11.0%, to $15.0 million for the three months ended September 27, 2008 compared to $13.5 million for the three months ended September 29, 2007. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.9% for the three months ended September 27, 2008 compared to 10.0% for the three months ended September 29, 2007. The decrease as a percentage of net sales was primarily due to greater sales per hour for the quarter ended September 27, 2008, as compared to the quarter ended September 29, 2007. The increase in sales per hour was partially offset by an increase in average wage.

Advertising and promotion expenses increased $0.2 million, or 8.3%, to $3.2 million for the three months ended September 27, 2008 compared to $3.0 million for the three months ended September 29, 2007. Advertising and promotion expenses as a percentage of net sales decreased to 2.1% for the three months ended September 27, 2008 from 2.2% for the three months ended September 29, 2007. The decrease is primarily due to a decline in our catalog circulation for the quarter ended September 27, 2008, as compared to the quarter ended September 29, 2007, as we reduce our catalog advertising efforts.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $2.3 million, or 11.5%, to $22.2 million for the three months ended September 27, 2008 compared to $19.9 million for the three months ended September 29, 2007. The increase was due primarily to increases in depreciation and amortization expense of approximately $0.7 million, and corporate payroll expenses of $0.7 million. The increase in payroll was attributable to increases to our corporate staff to meet the needs of our growth. In addition to the above, there was an increase in credit card fees of approximately $0.3 million and general operating costs of $0.3 million due to greater sales for the quarter ended September 27, 2008, as compared to the quarter ended September 29, 2007. Other selling, general and administrative expenses as a percentage of net sales remained level at 14.7% during the three months ended September 27, 2008 compared to the three months ended September 29, 2007.

Related Party Expenses

Related party expenses increased $0.1 million, or 14.6%, to $0.4 million for the three months ended September 27, 2008, compared to $0.3 million for the three months ended September 29, 2007.

Income from Operations

As a result of the foregoing, income from operations increased $1.3 million, or 17.7%, to $8.9 million for the three months ended September 27, 2008 compared to $7.6 million for the three months ended September 29, 2007. Income from operations as a percentage of net sales increased to 5.9% for the three months ended September 27, 2008 compared to 5.6% for the three months ended September 29, 2007.

Retail

Income from operations for the retail segment increased $2.3 million, or 12.8%, to $20.5 million for the three months ended September 27, 2008 compared to $18.2 million for the three months ended September 29, 2007. Income from operations as a percentage of net sales for the retail segment decreased to 15.5% for the three months ended September 27, 2008 compared to 15.6% for the three months ended September 29, 2007. The decrease as a percentage of net sales was primarily due to an increase in store pre-opening costs as a percentage of net sales, reflecting longer lead times for the preparation of the opening of our Hawaii and acquired Florida stores during the quarter ended September 27, 2008.

Direct

Income from operations for the direct segment increased $0.3 million, or 8.9%, to $3.6 million for the three months ended September 27, 2008 compared to $3.3 million for the three months ended September 29, 2007. Income from operations as a percentage of net sales for the direct segment increased to 18.4% for the three months ended September 27, 2008 compared to 17.7% for the three months ended September 29, 2007. The 0.7% increase in income from operations as a percentage of net sales was due to a decreases in product and distribution costs of 0.5% and 0.2%, respectively, as a percentage of net sales, as well as a 0.3% decrease in advertising costs as a percentage of net sales, offset by an increase in payroll costs of 0.3% as a percentage of net sales during this quarter as compared to the same quarter last year. The decrease in product costs as a percentage of net sales was primarily due to a decrease in promotional offers, as well as greater efficiencies in our inventory management, which led to fewer back-orders thus resulting in increased efficiencies in shipping during the three months ended September 27, 2008, as compared to the three months ended September 29, 2007. Advertising costs as a percentage of sales decreased primarily as a result of a continued reduction in catalog mailings.

Corporate Costs

Corporate costs increased by $1.3 million, or 9.2%, to $15.2 million for the three months ended September 27, 2008 compared to $13.9 million for the three months ended September 29, 2007. Corporate costs as a percentage of net sales decreased to 10.0% for the three months ended September 27, 2008 compared to 10.3% for the three months ended September 29, 2007. The dollar increase was primarily due to increases in depreciation and amortization expense of approximately $0.7 million, and in payroll expenses of $0.7 million, during the quarter ended September 27, 2008, as compared to the quarter ended September 29, 2007. Corporate costs as percentage of net sales decreased in part as a result of a decrease in professional fees as a percentage of sales and in total dollars during the quarter ended September 27, 2008, compared to the quarter ended September 29, 2007.

Interest Income

Interest income decreased $32,000 to $27,000 for the three months ended September 27, 2008 compared to $59,000 for the three months ended September 29, 2007. The decrease was due largely to lower interest rates, and lower cash balances during the three months ended September 27, 2008, as compared to the three months ended September 29, 2007.

Interest Expense

Interest expense decreased $0.3 million, or 5.8%, to $5.3 million for the three months ended September 27, 2008 compared to $5.6 million for the three months ended September 29, 2007. The decrease was due to lower interest rates experienced during the quarter ended September 27, 2008, as compared to the three months ended September 29, 2007.

Provision for Income Taxes

We recognized $1.7 million of income tax expense during the three months ended September 27, 2008 compared with $0.7 million for the three months ended September 29, 2007. The effective tax rate for the three months ended September 27, 2008 was 46.4%, compared to 36.4% for the three months ended September 29, 2007. The effective rate for the current period, as compared to the same period last year, increased primarily due to year to date adjustments made in this quarter to reflect changes in certain state tax laws which occurred in this quarter, which impacted our blended state tax rates. Before the adjustment for the effect of the change in state income tax rates, the effective rate was 38.2% for the quarter ended September 29, 2007. The effective rate, excluding the aforementioned effect in tax rates, for the quarter ended September 27, 2008, as compared to the quarter ended September 29, 2007, was greater primarily due to the effect of the change in blended state tax rates.

Net Income

As a result of the foregoing, we generated net income of $2.0 million for the three months ended September 27, 2008 compared to $1.3 million for the three months ended September 29, 2007.

Nine months Ended September 27, 2008 Compared To Nine months Ended September 29, 2007

Net Sales

Net sales increased $52.3 million, or 12.9%, to $458.4 million for the nine months ended September 27, 2008 compared to $406.1 million for the nine months ended September 29, 2007. The increase was the result of an increase in our comparable store sales, new sales from our non-comparable stores, and an increase in our direct sales.

Retail

Net sales from our retail stores increased $49.5 million, or 14.2%, to $398.4 million for the nine months ended September 27, 2008 compared to $348.9 million for the nine months ended September 29, 2007. We operated 374 stores as of September 27, 2008 compared to 333 stores as of September 29, 2007. Our overall store sales for the nine months ended September 27, 2008 increased due to non-comparable store sales increases of $25.2 million and an increase in comparable store sales of $24.3 million, or 7.0%. Our overall sales increased primarily in the categories of supplements, which increased $10.1 million, or 11.6%; vitamins and multivitamins, which increased $5.9 million, or 13.0%; sports nutrition, which increased by $20.7 million, or 26.7%; minerals, which increased $1.4 million, or 13.1%; and weight management, which increased $2.9 million, or 12.9%.

The supplements category, which is among the largest selling product categories in our mix, continues to experience significant growth in sales of essential fatty acids, or EFAs, which have been responsible for most of the growth in the supplement category for several quarters. Given the current trend in EFA consumption, and the growing number of publications and recommendations regarding the heart-health benefits of fish oils (such as by The American Heart Association and US National Institutes of Health), we expect continued strength in sales of EFAs for the remainder of this fiscal year. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales during the nine months ended September 27, 2008, and has done so since the middle of Fiscal 2006. We believe this is due largely to the growth in the fitness-conscious market as well as the diversity of new product introductions and innovations in functionally specific supplementation.

Direct

Net sales to our direct customers increased $2.9 million, or 5.0%, to $60.1 million for the nine months ended September 27, 2008 compared to $57.2 million for the nine months ended September 29, 2007. The overall increase in our direct sales was due to an increase in our internet sales of approximately $8.1 million which was offset by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers during the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007, as a result of our prior web-based marketing initiatives. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the introduction of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $36.8 million, or 13.6%, to $308.4 million for the nine months ended September 27, 2008 compared to $271.6 million for the nine months ended September 29, 2007. The increase was primarily due to an increase in product costs and occupancy costs for the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007. Cost of goods sold as a percentage of net sales increased to 67.3% for the nine months ended September 27, 2008 compared to 66.9% for the nine months ended September 29, 2007.

Product costs increased $26.9 million, or 12.7%, to $239.0 million for the nine months ended September 27, 2008, compared to $212.1 million for the nine months ended September 29, 2007 primarily as a result of greater sales during Fiscal 2008. Product costs as a percentage of net sales decreased to 52.1% for the nine months ended September 27, 2008 compared to 52.2% for the nine months ended September 29, 2007. The 0.1% decrease as a percentage of net sales was primarily the result of increases in gross product costs of 0.9% as a percentage of net sales, offset by a decrease of 0.4% in markdowns as well as a increase in inventory control efficiency of 0.4% as a percentage of net sales, during the nine months ended September 27, 2008 as compared to the nine months ended September 29, 2007.

Warehouse and distribution costs increased $2.5 million, or 17.9%, to $16.6 million for the nine months ended September 27, 2008 compared to $14.1 million for the nine months ended September 29, 2007. Warehouse and distribution costs as a percentage of net sales increased to 3.6% for the nine months ended September 27, 2008, compared to 3.5% for the nine months ended September 29, 2007. The increase as a percentage of net sales is attributable to greater fuel costs as well as larger store shipments (for greater in-store inventory) during the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007.

Occupancy costs increased $7.4 million, or 16.3%, to $52.8 million for the nine months ended September 27, 2008 compared to $45.4 million for the nine months ended September 29, 2007. Occupancy costs as a percentage of net sales increased to 11.5% for the nine months ended September 27, 2008, compared to 11.2% for the nine months ended September 29, 2007. This increase as a percentage of net sales is mainly attributable to the increases in utility and real estate tax expenses as well as increased rent for our newer store leases.

Gross Profit

As a result of the foregoing, gross profit increased $15.5 million, or 11.5%, to $150.0 million for the nine months ended September 27, 2008 compared to $134.5 million for the nine months ended September 29, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses, increased $11.6 million, or 10.7%, to $120.0 million for the nine months ended September 27, 2008, compared to $108.4 million for the nine months ended September 29, 2007. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the nine months ended September 27, 2008 decreased to 26.2% compared to 26.7% for the nine months ended September 29, 2007.

Operating payroll and related benefits increased $4.4 million, or 11.0%, to $44.1 million for the nine months ended September 27, 2008 compared to $39.7 million for the nine months ended September 29, 2007. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.6% for the nine months ended September 27, 2008 compared to 9.8% for the nine months ended September 29, 2007. The decrease as a percentage of net sales was primarily due to greater sales per hour relative to net sales during the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007. The increase in sales per hour was partially offset by an increase in average wages.

Advertising and promotion expenses decreased $0.9 million, or 8.1%, to $10.3 million for the nine months ended September 27, 2008 compared to $11.2 million for the nine months ended September 29, 2007. Advertising and promotion expenses as a percentage of net sales decreased to 2.2% for the nine months ended September 27, 2008 from 2.8% for the nine months ended September 29, 2007. The decrease is primarily due to a decline in our catalog circulation for the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007, as we are reducing our catalog advertising and prospecting efforts.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $8.1 million, or 14.2%, to $65.6 million for the nine months ended September 27, 2008 compared to $57.5 million for the nine months ended September 29, 2007. The dollar increase was due primarily to increases in depreciation and amortization expense of approximately $1.6 million, equity compensation expense of approximately $0.7 million, corporate payroll expenses of $2.7 million, and increases in store pre-opening costs of $0.8 million. The increase in payroll was attributable to increases to our corporate staff to meet the needs of our growth, and the increase in pre-opening costs occurred as a result of the preparation of the opening of our Hawaii and acquired Florida stores which experienced delayed opening dates during Fiscal 2008. In addition to the above, there was an increase in credit card fees of approximately $0.6 million and $1.0 million of additional general operating costs incurred due to greater sales during the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007. Other selling, general and administrative expenses as a percentage of net sales increased to 14.3% during the nine months ended September 27, 2008 compared to 14.1% for the nine months ended September 29, 2007, due largely to the increases in corporate payroll and stock-compensation expense.

Related Party Expenses

Related party expenses increased $0.1 million, or 11.6%, to $1.1 million for the nine months ended September 27, 2008, as compared to $1.0 million for the nine months ended September 29, 2007.

Income from Operations

As a result of the foregoing, income from operations increased $3.8 million, or 15.0%, to $28.9 million for the nine months ended September 27, 2008 compared to $25.1 million for the nine months ended September 29, 2007. Income from operations as a percentage of net sales increased to 6.3% for the nine months ended September 27, 2008, compared to 6.2% for the nine months ended September 29, 2007.

Retail

Income from operations for the retail segment increased $8.3 million, or 15.3%, to $62.5 million for the nine months ended September 27, 2008 compared to $54.2 million for the nine months ended September 29, 2007. Income from operations as a percentage of net sales for the retail segment increased to 15.7% for the nine months ended September 27, 2008 compared to 15.5% for the nine months ended September 29, 2007. The increase as a percentage of net sales was primarily due to a decrease in product costs of 0.1% as a percentage of net sales, a decrease in payroll costs of 0.3% as a percentage of net sales, as well as a decrease in advertising expenses of 0.2% as a percent of net sales. The decrease in payroll costs as a percentage of net sales is due largely to greater sales per hour relative to net sales during the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007. The decrease in advertising as a percentage of net sales is a result of our reduced catalog advertising this Fiscal year as compared to the prior Fiscal year. These decreases were offset by an increase in occupancy expense of 0.2% as a percentage of net sales, which is attributable to the increases in utilities and real estate tax expenses, and an increase in distribution costs of 0.2% as a percentage of net sales, attributable to increased fuel costs in the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007.

Direct

Income from operations for the direct segment increased $0.8 million, or 7.6%, to $11.3 million for the nine months ended September 27, 2008 compared to $10.5 million for the nine months ended September 29, 2007. Income from operations as a percentage of net sales for the direct segment increased to 18.8% for the nine months ended September 27, 2008 compared to 18.4% for the nine months ended September 29, 2007. This increase in income from operations as a percentage of net sales was due mainly to a 1.4% decrease in advertising costs as a percentage of net sales, as we are reducing our catalog advertising and prospecting efforts offset by an increase in product costs of 1.2% as a percentage of net sales. The increase in product costs as a percentage of net sales was primarily due to product cost increases which were not offset by price increases.

Corporate Costs

Corporate costs increased by $5.3 million, or 13.5%, to $44.9 million for the nine months ended September 27, 2008 compared to $39.6 million for the nine months ended September 29, 2007. Corporate costs as a percentage of net sales remained level at 9.8% for the nine months ended September 27, 2008 and the nine months ended September 29, 2007. The dollar increase was primarily due to increases in depreciation and amortization expense of approximately $1.6 million, increases in equity compensation expense of approximately $0.7 million, and an increase in payroll of $2.7 million, attributable to our growing corporate infrastructure.

Interest Income

Interest income decreased $113,000 to $49,000 for the nine months ended September 27, 2008 compared to $162,000 for the nine months ended September 29, 2007. The decrease was due largely to lower interest rates, and lower cash balances during the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007.

Interest Expense

Interest expense decreased $0.7 million, or 4.1%, to $16.1 million for the nine months ended September 27, 2008 compared to $16.8 million for the nine months ended September 29, 2007. The decrease was due to lower interest rates offset partially by larger outstanding short-term borrowings experienced during the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007.

Provision for Income Taxes

We recognized $5.3 million of income tax expense during the nine months ended September 27, 2008 compared with $3.1 million for the nine months ended September 29, 2007. The effective tax rate for the nine months ended September 27, 2008 was 41.1%, compared to 36.0% for the nine months ended September 29, 2007. The effective rate for the current period, as compared to the same period last year, increased primarily due to changes to our blended state tax rates which resulted from changes in our state apportionment factors for the nine months ended September 27, 2008 as compared to the nine months ended September 29, 2007.

Net Income

As a result of the foregoing, we generated net income of $7.6 million for the nine months ended September 27, 2008 compared to $5.4 million for the nine months ended September 29, 2007.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources:

	September 27, 2008	December 29, 2007
Balance Sheet Data:
Cash and cash equivalents	$1,647	$1,453
Working capital	52,001	51,227
Total assets	457,173	428,283
Total debt	186,591	165,000
Stockholders’ equity	168,402	159,794

	Nine Months Ended
	September 27, 2008	September 29, 2007
Other Information:
Depreciation and amortization, including deferred rent (1)	$15,740	$13,251
Cash Flows Provided By (Used In):
Operating activities	$9,716	$10,753
Investing activities	(25,860)	(10,090)
Financing activities	16,338	(20)

Net increase in cash and cash equivalents	$194	$643

(1)	Also includes amortization of deferred financing fees.

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

We plan to spend up to $35 million in capital expenditures during Fiscal 2008, of which up to $27 million will be in connection with our store growth and improvement plans with the remainder of up to $8 million being used for all other expenditures. Of the total capital expenditures projected for Fiscal 2008 we have already invested $25.9 million (which includes the $3.5 million for our asset purchases) during the nine months ended September 27, 2008. We plan on opening approximately 60 stores during Fiscal 2008, of which we have already opened 34 stores as of September 27, 2008. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of $165,000 to $200,000 at cost for each of our stores. Additionally, 60 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

We were in compliance with all debt covenants as of September 27, 2008. At September 27, 2008, we had $1.6 million in cash and cash equivalents and $52.0 million in working capital. At December 29, 2007, we had $1.5 million in cash and cash equivalents and $51.2 million in working capital.

Cash Provided by Operating Activities

Cash provided by operating activities was $9.7 million for the nine months ended September 27, 2008, as compared to cash of $10.8 million provided by operating activities for the nine months ended September 29, 2007. The $1.0 million decrease in cash flows from operating activities is primarily due to an increase in payments to our vendors (trade accounts payable), to take advantage of certain payment terms, offset by an increase in accrued expenses and other liabilities, which arose from liabilities to various taxing authorities as certain of our net operating losses which were fully available during Fiscal 2007, were fully utilized during early Fiscal 2008.

Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 27, 2008 and September 29, 2007 was $25.9 million and $10.1 million, respectively. Capital expenditures during the nine months ended September 27, 2008, were used for the construction of 34 new stores, as well as the construction in progress for approximately 25 new stores to be opened in Fiscal 2008, and for improvements of certain of our existing stores. In addition, expenditures included improvements and additions to our information systems technologies. For the nine months ended September 29, 2007, capital expenditures were used primarily for the construction of 27 new stores and improvements of existing stores. Additionally, we acquired $3.5 million of intangible assets during the nine months ended September 27, 2008. These included the $3.0 million acquisition of store leases, along with related customer lists, which included five out of twenty new stores added this Fiscal year, as well as an asset purchase of $0.5 million which occurred in the second Fiscal quarter of 2008, which consisted primarily of a tradename.

Cash Provided by Financing Activities

Net cash provided by financing activities was $16.3 million for the nine months ended September 27, 2008, as compared to net cash of $0.0 million for the nine months ended September 29, 2007. The $16.3 million increase in cash provided by financing activities for the nine months ended September 27, 2008 was due primarily to incremental borrowing of $17.0 million from our revolving credit facility, as compared to the same period last year, primarily to fund capital expenditures (which included $3.5 million asset purchases) for our Fiscal 2008 store openings. The incremental borrowing was offset in part by a dividend to our Parent company for $0.6 million.

2005 Second Priority Senior Secured Floating Rate Notes

Commencing on February 15, 2006, interest on our Notes was set at a per annum rate equal to a three month LIBOR plus 7.5%, which resets quarterly on February 15, May 15, August 15 and November 15 of each year. The combined weighted average interest rate from December 30, 2007 through September 27, 2008 was 10.69% (11.95% after including the impact of hedging activities). Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the then applicable interest rate on the Notes. The indenture governing the Notes restricts the ability of Vitamin Shoppe Industries, Inc. (“VSI”) and VS Direct, Inc. (“Direct”) to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets.

Revolving Credit Facility

On November 15, 2005 VSI entered into a Revolving Credit Facility for $50.0 million, and has the option to increase or decrease the facility size by $25.0 million, subject to certain conditions. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and inventory of VSI and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The Revolving Credit Facility provides for affirmative and negative covenants affecting VSI, Holdings and Direct. The Revolving Credit Facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. The Revolving Credit Facility has a maturity date of November 15, 2010. The unused available line of credit at September 27, 2008 was $31.3 million.

The borrowings under the revolving credit facility accrue interest, at our option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from December 30, 2007 through September 27, 2008 was 4.10%.

Direct and Holdings provided guarantees in respect of VSI’s obligations in respect of the Credit Facility, and VSI and Holdings have provided guarantees in respect of Direct’s obligations in respect of the Credit Facility.

We entered into an interest rate swap during December 2005 on a portion of our Notes, which qualifies for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133. The swap’s fair market value of $2.3 million at December 29, 2007 and $2.6 million at September 27, 2008, is recorded in other long-term liabilities on the condensed consolidated balance sheets. Of the decrease in market value of $0.3 million during Fiscal 2008, $0.2 million was recorded in accumulated other comprehensive loss, and $0.1 million was recorded in deferred tax assets.

Contractual Obligations and Commercial Commitments

As of September 27, 2008, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Capital Lease Obligation, Including Interest	Long-Term Debt	Interest Payments (2)	Credit Facility
Remainder of Fiscal 2008	$19,855	$14,545	$434	$—	$4,876	$—
2009	78,387	57,540	1,341	—	19,506	—
2010	94,762	56,915	1,341	—	19,506	17,000
2011	74,485	53,638	1,341	—	19,506	—
2012	234,919	51,245	794	165,000	17,880	—
Thereafter	143,443	143,443	—	—	—	—

	$645,851	$377,326	$5,251	$165,000	$81,274	$17,000

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during the first nine months of Fiscal of 2008. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 16.2% of our minimum lease obligations for the nine months ended September 27, 2008.

(2)	Interest payments are based upon the prevailing interest rates at September 27, 2008, net of projected activity arising from our hedging activities which cease in 2011.

We have an aggregate contingent liability of up to $2.1 million related to potential severance payments for five executives as of September 27, 2008 pursuant to their respective employment agreements. We have an aggregate contingent liability of up to $1.6 million related to potential severance payments for eight employees as of September 27, 2008 following a change in control pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)),” SFAS No. 141(R) attempts to improve the relevance and comparability of the information included in companies` financial reports regarding business combinations and their effects. The statement is effective for acquisitions occurring in fiscal years beginning on or after December 15, 2008, as well as for certain adjustments to income tax items relating to acquisitions completed prior to the adoption date. Currently, we cannot determine the impact, if any, the adoption will have on our financial condition, results of operations or cash flows.

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

Our market risks relate primarily to changes in interest rates. Our revolving credit facility and Notes carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to interest expense of approximately $0.4 million as the total potential increase of $1.7 million would be offset by our hedging activities described below. We historically have engaged in interest rate hedging activities related to our floating rate debt. In December 2005, we entered into an interest rate swap on a portion of our Notes, the fair market value of which was $2.3 million at December 29, 2007 and $2.6 million at September 27, 2008, and is recorded in other long-term liabilities on the condensed consolidated balance sheets.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of September 27, 2008, pursuant to Exchange Act Rule 13a-l5. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 27, 2008 are effective for (1) gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulating and communicating this information to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control structure over financial reporting during the quarter ended September 27, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 8 in the Notes to Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 1A.	Risk Factors

Along with the risk factors presented in the update below, please refer to the Risk Factors section in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2008, for a more detailed explanation of the factors affecting our business. Except for the below discussion, there have been no material changes from risk factors previously disclosed in our Form 10-K.

Our ability to continue to access credit on the terms previously obtained for the funding of our operations and capital projects may be limited due to the deterioration of the credit markets.

The global financial credit markets have been, and continue to be, volatile as a result of the current credit crisis which has caused a substantial deterioration to the credit markets. The current conditions may continue to disrupt liquidity and as a result may impact our ability to obtain credit, or obtain it on terms similar to those previously experienced.

Due to this current economic disruption, we cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required, and on acceptable terms. However, under the terms of our existing indebtedness, our revolving credit facility, of which at September 27, 2008 we have approximately $31.3 million available, matures in November 2010, and our Notes mature in November 2012. If we cannot obtain funding when needed, or on favorable terms, we may be unable to continue our current rate of growth and store expansion, which may have an adverse effect on our revenues and results of operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2008.

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