Form 10-K
period 2008-12-27
VS HOLDINGS, INC.
filed 2009-03-19
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

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

As of March 13, 2009, VS Holdings, Inc. had 100 shares of common stock outstanding owned by VS Parent, Inc.

Forward-Looking Statements

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). VS Holdings, Inc. (“Holdings”), Vitamin Shoppe Industries Inc. (“VSI”) and VS Direct Inc. (“Direct,” and, together with Holdings and VSI, the “Company,” “we,” “us” or “our”) caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, results from acquisitions, revenue, working capital, liquidity, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements.” You can identify these statements by forward-looking words such as “may,” “expect,” “intend,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth throughout this annual report on Form 10-K, including “Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.”

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

Overview of our Company

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. We are second in overall sales among national vitamin, mineral and supplement specialty retailers, and offer the greatest variety of products with over 8,500 SKUs offered in our stores with an additional 11,500 SKUs available for our direct sales orders, versus 1,900 SKUs offered by our leading competitor. In addition, we operate the largest retail stores among the leading retailers in the VMS industry, which average 3,600 square feet, and are at least double that of our two leading competitors. As of December 27, 2008, we operated 401 stores located in 37 states and the District of Columbia and sell direct to consumers through our original web site, www.vitaminshoppe.com, as well as www.BodyTech.com, which offers primarily sports nutrition and weight management products, and our nationally circulated catalog. We target the dedicated, well-informed VMS consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. Within our selection of over 20,000 SKUs, we offer over 400 national brands, as well as our proprietary Vitamin Shoppe, BodyTech, MD Select and VS Basics brands. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty VMS retailers, supermarkets, chain drug stores or mass merchants, which we believe drives customer traffic and creates a loyal customer base.

Segment Information

We sell our products through two business segments: retail, which is our retail store format, and direct, which consists of our internet and catalog formats.

Retail. We believe we operate a unique retail store format in the VMS industry, which has been successful in diverse geographic and demographic markets, ranging from urban locations in New York City to suburban locations in Plantation, Florida and Manhattan Beach, California, as well as to resort locations in Hawaii. Our stores carry a broad selection of VMS products and are staffed with experienced and knowledgeable associates who are able to educate our customers about product features and assist in product selection.

Since the beginning of 2003, we have aggressively pursued new store growth. From this time through Fiscal 2008 we opened 278 new stores, expanding our presence in our existing markets as well as entering new markets such as California, Texas and Illinois. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

Direct. Our direct segment consists of our catalog and internet operations from our Web sites, www.vitaminshoppe.com and www.BodyTech.com. The direct segment enables us to service customers outside our retail markets and provides us with data that we use to assist us in the selection of future store locations.

Our catalog is mailed each month to our catalog customers contained in our Healthy Awards Program database. Our catalog is currently designed to appeal to the dedicated, well-informed VMS consumer and includes a broad assortment of approximately 12,000 to 14,000 of our most popular SKUs. Our Web sites offer our customers online access to our full assortment of over 20,000 SKUs. In 2008, over 8.6 million customers visited our Web sites. Beginning in Fiscal 2005, we implemented numerous features and enhanced functionality to our Web site that we believe has simplified and improved our customers’ shopping experience. We have continued these efforts into Fiscal 2008 and will continue to do so in future periods. In addition, we mail out approximately 1.3 million catalogs throughout the year to prospective customers and non-active customers in our Healthy Awards Program database.

History

Our Company began as a single store in New York, New York in 1977. Our Vitamin Shoppe branded products were introduced in 1989. We were acquired in November 2002 by Irving Place Capital Partners II, L.P. (formerly Bear Stearns Merchant Banking Partners II, L.P.) and its affiliates and other investors.

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

The U.S. nutritional supplements industry was a $23.7 billion retail market in 2007 (Nutrition Business Journal, December 2008, “NBJ”). The industry underwent a period of rapid expansion during the 1990s, and grew at a compound annual growth rate of approximately 8.5% between 1990 and 2007. However, industry sales growth slowed in 2004 (2.9% growth) due to a significant reduction in the weight management category as a result of a decline in demand for low carb products, the ban of Ephedra based products in April 2004 by the U.S. Food and Drug Administration and a reduction in major new product introductions. In 2005 the industry resumed some of its earlier robust pace and grew approximately 4.5%, bringing it closer to the 18 year average. According to the NBJ, the market is projected to grow at a 4% to 6% compound annual growth rate between 2008 and 2017. Positive industry trends include an aging U.S. population, rising healthcare costs and the increased use of preventive measures and increasing focus on diet and fitness.

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

Extensive Product Selection with a Focus on Our Proprietary Brands. We believe we market the broadest product selection in the VMS industry with over 20,000 SKUs from over 400 national brands, including our best value Vitamin Shoppe and BodyTech proprietary brands. Our national brands include recognized brands such as Twinlab®, Solgar®, Country Life®, Nature’s Way®,, and Solaray®, and brands that are less widely distributed such as Optimum®, Garden of Life® , New Chapter®, and Life Extension™. Our best value Vitamin Shoppe and BodyTech branded products, with over 1,000 SKUs, offer our customers an attractive alternative to higher-priced national brands and have become an established alternative to national branded products. In 2008, Vitamin Shoppe and BodyTech branded products accounted for approximately 25% of our net sales and generated a gross margin greater than that of the national brands we sell. Our broad product offering differentiates us from our competitors and enables us to offer our customers a selection of products for their health and wellness needs that we believe is not readily available at other specialty VMS retailers, supermarkets, chain drug stores or mass merchants. In addition, our broad product offering minimizes our dependence on any one product or vendor. With the exception of Whey Protein and protein blends, which accounted for approximately 5.8% and 4.3% of net sales, respectively, no other single product sub-category accounted for more than 4% of our net sales during Fiscal 2008.

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

High-Quality and Loyal Customer Base. We have a large and growing base of higher-income loyal customers who proactively manage their long-term health and wellness through the use of supplements. Typically, our customers are between 35 and 60 years old. Our Healthy Awards Program promotes brand loyalty among our customers and allows our customers to earn points redeemable for future purchases, approximately 70% of which are redeemed annually. Our Healthy Awards Program customers accounted for approximately 85% of our overall net sales in Fiscal 2008.

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

High Degree of Stable and Recurring Sales. We believe our loyal customer base results in stable and recurring sales. and purchase a wide variety of our products. The vast majority of our retail sales come from repeat customers who participate in our Healthy Awards Program. Our products typically have broad consumer appeal, and are purchased by consumers interested in proactively managing their long-term health and wellness and have long life cycles.

Business Strategy

We intend to continue to pursue the following key strategies to drive customer traffic and grow our sales:

•

enhance our customers’ shopping experience by continuing to offer a broad selection of VMS products and providing them with a convenient shopping experience, value-added customer service and low prices. We continue to expand categories complementary to our core VMS and Sports Nutrition products such as our sports nutrition accessories, green living experience products and tea preparation accessories. These categories have shown strong growth in Fiscal 2007 and Fiscal 2008, and we intend to continue to foster that growth into Fiscal 2009. We continue to strengthen our assortment by adding brands and line extensions in growing categories such as Vitamin D, Essential Fatty Acids and Superfood products while reducing offerings in shrinking categories. As a result, we have added approximately 1,400 items over the course of a year and remove roughly the same number. We will review these products along with our entire product mix on an ongoing basis to best ensure the relevancy of our product mix.

•

utilize our extensive customer database to improve customer loyalty, facilitate direct marketing and increase cross-sell opportunities. In addition, over the past 24 months we have significantly increased the number of emails sent to our customers as well as the number of email addresses in our database, with the majority of information being obtained from our Healthy Awards information queries;

•

continue to invest in associate training and provide employees with opportunities to grow within our Company. In 2008 we held our fourth product education conference, attended by our store and district managers, and a large body of our vendors. It is our current plan to continue this conference as an annual event. In addition, we have increased the number of courses available through our Vitamin Shoppe University, and intend to increase them further in the coming Fiscal year;

•

increase sales of our direct business segment by enhancing the features and functionality of our Web site and providing our customers with a more personalized shopping experience. Early in Fiscal 2006 we implemented a new Web platform thereby increasing our customer tracking and marketing ability and allowing us, among other things, to track purchases by customer. In addition, we have increased our paid key word search terms approximately fourfold, and have had these search terms added to various shopping search engines; and

•

increase sales and profitability through the maturation of the 278 stores we opened since the beginning of 2003 through Fiscal 2008. In Fiscal 2008, comparable stores outperformed their business plans, resulting in a 6.2% increase in comparable store sales (a store is included in the comparable store sales calculation after 410 days of operations). The increase in our store base has increased shopping convenience to our customers, and we plan to selectively open approximately 30 to 35 new stores per year over the next few years.

Retail Stores

We believe we operate a unique retail store format in the VMS industry by locating our retail stores in high-traffic areas, instead of a mall-based retail format similar to our competitors. Many of our stores are freestanding, which further enhance store visibility. Our retail store format has been successful in diverse geographic and demographic markets, ranging from urban locations in New York City and Chicago, to suburban locations in Plantation, Florida and Manhattan Beach, California, as well as to resort locations in Hawaii. Our stores carry a broad selection of VMS products and are staffed with highly experienced and knowledgeable associates who are able to educate our customers about product features and assist in product selection.

Store Counts and Locations

We plan to open approximately 30 to 35 new stores in Fiscal 2009. The following table shows the change in our network of stores for the Fiscal Years 2004 through 2008:

	Fiscal Year
	2008	2007	2006	2005	2004
Stores open at beginning of year	341	306	275	234	174
Stores opened	62	36	32	41	61
Stores closed	(2)	(1)	(1)	—	(1)

Stores open at end of year	401	341	306	275	234

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

State	Stores Open at December 27, 2008	State	Stores Open at December 27, 2008
Alabama	1	Minnesota	1
Arizona	7	Missouri	1
California	51	Nevada	3
Colorado	8	New Hampshire	2
Connecticut	7	New Jersey	22
Delaware	2	New Mexico	2
District of Columbia	2	New York	58
Florida	45	North Carolina	11
Georgia	9	Ohio	9
Hawaii	5	Oregon	4
Idaho	1	Pennsylvania	12
Illinois	17	Rhode Island	1
Indiana	5	South Carolina	5
Kansas	1	Tennessee	6
Kentucky	2	Texas	33
Louisiana	3	Vermont	1
Maryland	13	Virginia	20
Massachusetts	10	Washington	5
Michigan	10	Wisconsin	6

		Total	401

As of March 6, 2009, we leased the property for all of our 414 stores. Our typical lease terms are ten years, with one or two five-year renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for our stores, 9 expire in Fiscal 2009, 18 expire in Fiscal 2010, 19 expire in Fiscal 2011, 31 expire in Fiscal 2012, 62 expire in Fiscal 2013, and the balance expire in Fiscal 2014 or thereafter. We have options to extend most of these leases for a minimum of five years.

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

Products

We offer a broad selection of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products with over 20,000 SKUs from over 400 national brands. Our products are sold under our Vitamin Shoppe and BodyTech brand names, including Ultimate Man, Ultimate Woman and Whey Tech, and under nationally recognized third-party brand names, including Solgar®, Twinlab®, EAS® and Nature’s Way®. This variety is designed to provide our customers with a vast selection of products to fit their specific needs. Sales of our Vitamin Shoppe and BodyTech branded products account for approximately 25% of our net sales in Fiscal 2008.

Key Product Categories

Based on data collected from our merchandise systems, below is a comparison of our net merchandise sales by major product category and the respective percentage of our total net merchandise sales for the period shown (in thousands):

Product Category	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Dollars	%	Dollars	%	Dollars	%
Vitamins, Minerals and Herbs	$209,698	35%	$191,256	36%	$184,281	38%
Supplements and Sports Nutrition	336,397	56%	293,928	55%	250,332	52%
Other	51,190	9%	48,511	9%	47,689	10%

Total	597,285	100%	533,695	100%	482,302	100%
Delivery Revenue	4,255		4,177		3,724

	$601,540		$537,872		$486,026

Vitamins and Minerals

Vitamins and minerals are taken to maintain health, proactively to improve health and in support of specific health conditions. These products help prevent nutrient deficiencies that can occur when diet alone does not provide all the necessary vitamins and minerals our bodies need. The vitamin and mineral product category includes multi-vitamins, which many consider to be a foundation of a healthy regimen, lettered vitamins, such as Vitamin A, C, D, E, and B-complex, along with major and trace minerals such as calcium, magnesium, chromium and zinc. With approximately 4,000 SKUs, a wide range of potency levels and multiple delivery systems, our customers have many choices to fit their individual needs. Our vitamin and mineral products are available in tablets, capsules, vegi-capsules, softgels, gelcaps, liquids and powders.

Herbs

Herbs offer a natural remedy and are taken to address specific conditions. Certain herbs can be taken to help support specific body systems, including ginkgo to support brain activity and milk thistle to help maintain proper liver function, as well as other less common herbs such as holy basil for stress relief and blood sugar control, turmeric for inflammation support and black cohosh for menopause support. Herbal products include whole herbs, standardized extracts, herbs designed for single remedies, herb combination formulas and teas. With over 7,000 SKUs, a wide range of potency levels and multiple delivery systems, our customers have many choices to fit their individual needs. Our herb products are available in tablets, capsules, vegi-capsules, soft gels, gelcaps, liquids, tea bags and powders.

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

Access to New Products and New Product Development

A key component of customer satisfaction is the introduction of new products. We identify customer trends through interactions with our customers, attending trade shows, contacting vendors and generally being active within the marketplace. We maintain close relationships with our third party branded manufacturers, which allows us to be at the forefront of introducing new third-party branded products within the industry. In addition, we maintain a product development group that is staffed with employees who oversee our development of new Vitamin Shoppe branded products. During the past three Fiscal years, we focused on, and will continue to focus on, developing Vitamin Shoppe branded product offerings for beauty care, condition-specific and branded blended specialty supplements (which are designed to assist with certain conditions, for example, sleep difficulties) and functional foods and beverages (offering further benefits beyond nourishment and hydration, such as additional vitamins and minerals). We are also focusing on enhancing our Vitamin Shoppe branded product offerings under our BodyTech label as we see a significant opportunity for expansion in the sports nutrition category. We incurred $1.4 million, $1.6 million and $1.9 million of research and development costs for the Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively.

Suppliers and Inventory

Nature’s Value, Inc. is the only supplier from whom we purchased at least 5% of our merchandise during Fiscal 2008, 2007 and 2006. We purchased approximately 7%, 10%, and 12% of our total merchandise from Nature’s Value, Inc. in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

We consider numerous factors in supplier selection, including, but not limited to, quality, price, credit terms, and product offerings. As is customary in our industry, we generally do not have long-term contracts with any supplier and most suppliers may discontinue selling to us at any time.

We strive to maintain sufficient inventory to enable us to provide a high level of service to our customers. Inventory, accounts receivable and accounts payable levels, payment terms and return policies are in accordance with standard business procedures. We maintain a distribution center which we use in conjunction with a just-in-time inventory ordering system that we use to replenish our stores based upon customer demand of a given product or products. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $165,000 to $200,000 in cost for each of our stores, a portion of which is vendor-financed, based upon agreed credit terms, with the remainder being purchased in cash. Thirty day payment terms are extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital. We believe that our buying power enables us to receive favorable pricing terms and enhances our ability to obtain high demand merchandise.

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

Our three primary suppliers for our Vitamin Shoppe and BodyTech branded products are Nature’s Values, Inc., Main Street Ingredients, and Softgel Technology, Inc, that together produce over half of our Vitamin Shoppe and BodyTech branded products. We have long-term relationships with these suppliers of over ten years. There are numerous contract manufacturers in our industry and we do not believe it would be difficult to source our products from other vendors, should all of our three primary suppliers cease providing us with supplies. Our relationships with manufacturers require that all Vitamin Shoppe and BodyTech branded products not be adulterated or misbranded under any provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the regulations promulgated thereunder. This includes, but is not limited to, compliance with applicable Good Manufacturing Practices (“GMP”). This means that ingredients in our products must be tested for identity, purity, quality, strength, and composition before being incorporated into our Vitamin Shoppe or BodyTech branded products, and that our final Vitamin Shoppe and BodyTech branded products must again be tested for identity, purity, quality, strength, and composition prior to being released. All products require a certificate of analysis, which includes certification to 100% of label claim.

We have established a standard quality control operating procedure that calls for on-site audits of our contract manufacturers’ facilities and processes, and have established an internal team that will audit each of these facilities and work with our contract manufacturers to resolve any noncompliance with dietary supplement GMP regulations. We require that our manufacturers have certificates of analysis (such as for microbe testing and label testing).

Additionally, we have established standard quality control operating procedures to review vendors of third-party products and require them to carry adequate insurance policies to satisfy our standards. We further review each new product proposed to be carried by us to assure the safety of the ingredients. We reject those products that we believe may be unsafe. Our third-party manufacturers and distributors and contract manufacturers deliver finished products to our warehouse and distribution center in New Jersey, which then supplies our retail and direct channels with products.

Healthy Awards Program

Our Healthy Awards Program, which we established over 16 years ago, encourages our customers to make repeat purchases and enables us to enhance customer loyalty. The program is open to customers across our two distribution channels and is free of charge to join. Members of the program earn one point for every dollar they spend, starting with the first purchase upon joining the program. If a member accumulates over 100 points between January 1 and December 31 in a calendar year, the member will receive a special credit certificate in January of the following year to use on any single purchase made before March 31 of that year.

We utilize our Healthy Awards Program database to track customer purchasing patterns across our two business segments, analyze market and industry trends and create targeted merchandising and marketing strategies. In addition, it provides us with customer and demographic data that has been used to assist us in the selection of future store locations.

Marketing

We believe our high quality real estate is one of our primary marketing tools, as we ensure that our stores are located in high-visibility areas. We advertise in national magazines, and do local advertising via direct mail, radio and television for new stores. We also do niche radio advertising and occasional television advertising. We also exhibit at many consumer trade shows across the country. Additionally, we conduct targeted marketing efforts by mailing offers and promotional announcements to members of our Healthy Awards Program.

We promote our Vitamin Shoppe and BodyTech branded products through our retail channel by placing the products in strategic and highly visible locations in our stores. Our retail and promotional activities promote our Vitamin Shoppe and BodyTech branded products as the “best value” brand of our in-store products.

Competition

The U.S. nutritional supplements retail industry is highly competitive and fragmented. In 2007, no single retailer accounted for more than 10% of total industry sales. Competition is based primarily on price, quality, product assortment, customer service, marketing support and availability of new products. We compete with publicly and privately owned companies which are highly varied in terms of geographical market coverage and product categories. We compete with other specialty and mass market retailers including Vitamin World®, GNC®, Whole Foods®, Costco® and Wal-Mart®, internet and mail order companies including Puritan’s Pride®, vitacost.com, Bodybuilding.com® and Doctors Trust®, and a variety of independent health and vitamin stores.

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

Trademarks and Other Intellectual Property

We believe trademark protection is particularly important to the maintenance of the recognized proprietary brand names under which we market our products. We own material trademarks or trade names that we use in conjunction with the sale of our products, including the Vitamin Shoppe and BodyTech brand names. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods including trademark and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. Our trademark, which is an indefinite lived intangible asset, was $68.7 million at December 27, 2008, $68.2 million at December 29, 2007, and $68.2 million as of December 30, 2006.

Sales from International Sources

For the last three years, less than 0.5% of our sales has been derived from international sources.

Employees

As of December 27, 2008, we had a total of 1,946 full-time and 1,168 part-time employees, of whom 2,612 were employed in our retail channel and 502 were employed in corporate, distribution and direct channel support functions. None of our employees belongs to a union or is a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.

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

Increase in the price and shortage of supply of key raw materials could adversely affect our business.

Our products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices our contract manufacturers and third-party manufacturers charge us for our Vitamin Shoppe and BodyTech branded products and third-party products. Raw material prices may increase in the future and we may not be able to pass on such increases to our customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In addition, if we no longer are able to obtain products from one or more of our suppliers on terms reasonable to us or at all, our revenues could suffer. We purchased approximately 7% of our total merchandise from Nature’s Value during Fiscal 2008, one of the suppliers of our Vitamin Shoppe and BodyTech branded products. Events such as the threat of terrorist attacks or war, or the perceived threat thereof, may also have a significant impact on raw material prices and transportation costs for our products. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products, may have an adverse impact on our suppliers ability to provide us with the necessary products needed to maintain our customer relationships and an adequate level of sales.

We rely on a single warehouse and distribution facility to distribute all of the products we sell. Disruptions to our warehouse and distribution facility could adversely affect our business.

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

Since the beginning of 2003, we have aggressively pursued new store growth by opening 278 new stores through Fiscal 2008 in existing and new markets. Historically, our new stores have reached sales that are consistent with our mature stores over the course of a three to four year period. New stores opened since the beginning of 2003, or any new stores to be opened in the future, may not achieve sales and operating levels consistent with our mature store base in this time frame or at all. The failure of our new store base to achieve sales and operating levels consistent with our mature store base on a timely basis will have an adverse effect on our financial condition and operating results.

In addition, our growth continues to depend, in part, on our ability to open and operate new stores successfully. The success of this strategy depends upon, among other things, the identification of suitable sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our proposed expansion will also place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, our new store openings may result in reduced net sales volumes in the direct channel, as well as in our existing stores in those markets. We expect to fund our expansion through cash flow from operations and, if necessary, by borrowings under our credit facility. If we experience a decline in performance, we may slow or discontinue store openings. If we fail to successfully implement these strategies, our financial condition and operating results may be adversely affected.

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

Our business could be adversely affected if we are unable to successfully negotiate favorable lease terms.

As of March 6, 2009, we leased 414 stores along with our corporate headquarters and distribution facility. The store leases are generally for a term of ten years and we have options to extend most leases for a minimum of five years. Our corporate headquarters and distribution facility has a 15 year lease term with one five-year renewal. Our business, financial condition, and operating results could be adversely affected if we are unable to continue to negotiate favorable lease and renewal terms.

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

We have a significant amount of indebtedness. Our substantial indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic, industry and competitive conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, new store growth and other capital expenditures, research and development efforts and other general corporate purposes;

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

Due to this current economic disruption, we cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required, and on acceptable terms. However, under the terms of our existing indebtedness, our revolving credit facility, of which at December 27, 2008 we have approximately $30.7 million available, matures in November 2010, and our Notes mature in November 2012. If we cannot obtain funding when needed, or on acceptable terms, we may be unable to continue our current rate of growth and store expansion, which may have an adverse effect on our revenues and results of operations.

Our business could be adversely affected by worsening economic conditions.

Worsening economic conditions may impact our customers’ discretionary spending which could adversely impact our ability to sustain the levels of sales necessary for continued profitability and growth. In addition, the impact of future economic conditions could adversely affect the level of foot traffic to our stores due to a potential decrease in the general volume of traffic to shopping centers as retail vacancies rise. The lack of traffic could directly impact the ability for some of our newer stores to attract new customers which would not only impair the stores overall viability, but may prolong or inhibit its ability to positively contribute to our comparable sales.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of March 6, 2009, there were 414 retail stores open in the United States. See “Item 1—Business—Store Counts and Locations” for additional information on the growth in our network of stores for Fiscal 2003 through 2007 and the location of our stores as of December 29, 2007. As of March 6, 2009, we leased the property for all of our 414 stores. We do not believe that any individual store property is material to our financial condition or results of operation. Of the leases for our stores, 12 expire in Fiscal 2009, 18 expire in Fiscal 2010, 19 expire in Fiscal 2011, 31 expire in Fiscal 2012, 62 expire in Fiscal 2013, and the balance expire in Fiscal 2014 or thereafter. We have options to extend most of these leases for a minimum of five years.

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

Dwight Thompson v. The Vitamin Shoppe. The Company opened its first store in California in December 2002, and the Company reclassified its California store managers as non-exempt employees in January 2004. On February 25, 2005, plaintiff Dwight Thompson (“Thompson”), a former store manager, filed suit on behalf of himself and other “similarly situated” current and former California store managers and assistant store managers in the Superior Court of the State of California for the County of Orange (“Orange County Superior Court”), alleging causes of action for (1) failure to pay overtime wages; (2) unfair business practices under Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide rest and meal periods; and (5) unfair competition under Cal. Bus. & Prof. Code § 17200 et seq. (“UCL”) (the “Thompson Action”). On September 2, 2005, Thompson amended his complaint to include a representative claim for civil penalties under the Labor Code Private Attorneys General Act, Cal. Labor Code §§ 2698 et seq. (“PAGA”), also known as the California “bounty hunter” statute, which may permit Thompson to collect civil penalties on behalf of all other allegedly aggrieved employees for violations of the Labor Code and attorneys’ fees if he prevails. Almost one year later, on July 7, 2006, the same group of plaintiffs’ attorneys who were representing Thompson filed another wage and hour lawsuit against The Vitamin Shoppe based on substantively identical allegations in the Orange County Superior Court, entitled Estel v. The Vitamin Shoppe Industries Inc. (Case No. 06CC07852) (the “Estel Action”). Plaintiffs in the Estel Action were nine individuals – all of whom were already putative class members in the Thompson Action and in the lawsuit described below, Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. (the “Perry Action”). The parties engaged in some preliminary pre-trial discovery, until the Court stayed the Thompson and Estel Actions pending court approval of the settlement in the Perry Action described below. In December 2007, the Court lifted the stay of the Thompson and Estel Actions and in January 2008, the Court consolidated the Thompson and Estel actions. In the consolidated complaint, Plaintiffs assert nine claims for relief against the Company: (1) failure to pay overtime wages; (2) unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide meal periods; (5) failure to provide rest periods; (6) unfair competition under the UCL; (7) failure to provide itemized wage statements; (8) failure to provide wages and accrued vacation upon termination; and (9) recovery of civil penalties under PAGA. Plaintiffs purport to bring their UCL and PAGA claims as representative actions and the remaining claims on behalf of a class composed of all current and former assistant managers and managers of the Company who were employed on or after April 14, 2006 (the “Amended Thompson Action”). The Company is defending the Amended Thompson Action vigorously. The case is currently in the discovery phase and no class certification briefing schedule or trial date has been set. Accordingly, as of December 27, 2008, other than as disclosed in the paragraph below, the Company has not accrued any further liabilities related to this litigation.

Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. On August 17, 2005, plaintiff Perry, a former assistant store manager, later joined by plaintiff Vitrano, a current store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations under California law, including, but not limited to, violations related to misclassification of store managers and violations with respect to providing meal and rest periods for store managers and assistant store managers. Plaintiffs’ allegations were similar to the violations alleged in the Thompson matter described above, and plaintiffs sought to bring this action on behalf of themselves and others “similarly situated.” On December 20, 2005, the parties engaged in mediation and entered into a Memorandum of Understanding, which was followed by execution of a formal Settlement Agreement. The Company accrued $0.4 million for the proposed settlement in the last quarter of Fiscal 2005 and has deposited the same in escrow. The settlement has now received final approval of the Marin County Superior Court. There has been an interlocutory appeal filed by a third plaintiff, who is represented by counsel in the Thompson action, as well as an appeal of the Court’s approval of the settlement, both are still pending. The $0.4 million that was accrued and deposited in escrow is the Company’s best estimate based on the information available at the time of this filing. Accordingly, as of December 27, 2008, the Company has not accrued any further liabilities related to this litigation. However, circumstances in the future may alter the outcome of the proposed settlement.

Multivitamins Especially for Women Litigation. On January 19, 2007, media reports noted that an organization called Consumerlab.com had tested various nutritional supplements and found that the Company’s proprietary brand of Multivitamins Especially for Women (the “Product”) contain less calcium than specified on the product label and contain levels of lead that are above what it believes are acceptable parameters. As a precaution, the Company voluntarily ceased selling the Product pending an internal investigation and offered a full refund to those who had purchased the Product. Based upon the allegations in Consumerlab.com’s report, five purported class actions were filed against the Company, three in Federal Court in California, one in Federal Court in New Jersey and one in State Court in New Jersey, from January through March 2007. The suits alleged, in various combinations, violations of the California Consumers Legal Remedies Act (“CLRA”), the California’s Unfair Competition and False Advertising Laws, the New Jersey Consumer Fraud Act, the Uniform Commercial Code and the Federal Magnusson Moss Act, common law, statutory and common law warranties, and various common law torts, on behalf of both state and national classes. The various actions sought some combination of restitution on behalf of purchasers of the Products, an injunction and attorneys fees’ and costs of litigation, and actual, treble, and punitive damages. There was no claim of personal injury in any of the actions.

Following mediation, all claims were settled on a nationwide class basis, subject to court approval. Pursuant to the settlement, all of the Federal plaintiffs dismissed their cases without prejudice and joined as plaintiffs in the New Jersey State Court action. The settlement received preliminary Court approval on February 1, 2008 and was finally approved by the court on June 27, 2008. On August 11, 2008, the time for appeal expired and the settlement became final. The Company has signed an agreement with the contract manufacturer of the Product to fund all of the costs of the settlement up to a negotiated limit, which the Company does not believe will be exceeded. Accordingly, as of December 27, 2008, the Company has not accrued any liabilities related to this litigation.

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. One of the named products, Multivitamin Especially for Women, has not been sold by the Company since late January 2007. The Company has withdrawn certain of the other named products from the California market and has provided warnings with respect to the others pending discussions with the public prosecutors. At this time it is premature to address any potential loss as a result of these claims, or the amount or range of potential loss. As of December 27, 2008, the Company has not accrued any liabilities related to this litigation.

People v. 21st Century Healthcare. On October 22, 2008, a consumer, Vicky Hamilton, sent over 70 manufacturers and retailers of multivitamin products, including the Company, a Sixty-Day Notice of Violation of Proposition 65 (Cal. Health & Safety Code 25249.5 et seq.) alleging that certain products contain lead and lead compounds and were sold in California without a Proposition 65 warning. The Notice named two Vitamin Shoppe brand products and threatened litigation. On December 23, 2008, the California Attorney General and nine California District Attorneys filed a complaint on behalf of the People of the State of California against a number of companies who received notices of violation from Ms. Hamilton, including the Company. This action, captioned The People of the State of California v. 21st Century Healthcare, Inc. (No. RG 08426937), is currently pending in the Alameda County Superior Court. Under Proposition 65, the People’s filing supplants any litigation Ms. Hamilton may have sought to bring against the Company on the claims stated in her Notice of Violation. The Company is investigating these claims and discussing them with the Attorney General and District Attorneys. At this time it is too premature to determine the extent of any potential loss. Accordingly, as of December 27, 2008, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of and for the fiscal year ended December 27, 2008, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, liquidity, or results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during our Fiscal year ended December 27, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

We have derived the selected financial data presented below from our audited consolidated financial statements for the Fiscal Years ended December 27, 2008, December 29, 2007, December 30, 2006, December 31, 2005, and December 25, 2004. Financial results for Fiscal 2005 are based on a 53-week period, while financial results for all other periods are based on a 52-week period. The selected financial information for the Fiscal Years ended December 27, 2008, December 29, 2007, and December 30, 2006 presented below, should be read in conjunction with such consolidated financial statements and notes included herein and in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006	December 31, 2005	December 25, 2004
	(data presented in thousands, except for the number of stores)
Statement of Operations Data:
Net sales	$601,540	$537,872	$486,026	$436,463	$387,357
Cost of goods sold	405,659	360,346	326,523	290,243	258,223

Gross profit	195,881	177,526	159,503	146,220	129,134
Selling, general and administrative expenses	160,140	144,833	130,002	128,313	113,758

Income from operations	35,741	32,693	29,501	17,907	15,376
Extinguishment of debt and other (1)	—	—	(366)	11,573	—
Interest income	(62)	(234)	(350)	(209)	(190)
Interest expense	21,253	22,340	22,161	19,595	16,538

Interest expense, net	21,191	22,106	21,811	19,386	16,348

Income (loss) before provision (benefit) for income taxes	14,550	10,587	8,056	(13,052)	(972)
Provision (benefit) for income taxes	6,341	3,792	3,242	(5,063)	(361)

Income (loss) before cumulative effect of accounting change	8,209	6,795	4,814	(7,989)	(611)
Cumulative effect of accounting change	—	—	—	2,280	—

Net income (loss)	$8,209	$6,795	$4,814	$(5,709)	$(611)

Other Financial Data:
EBITDA (2)	$56,671	$49,782	$45,649	$30,845	$38,199
Depreciation and amortization (includes deferred rent)	22,098	18,251	16,865	24,976	25,415

Operating Data:
Number of stores	401	341	306	275	234
Net sales per store (3)	$1,303	$1,355	$1,332	$1,317	$1,294
Comparable store sales growth (4)	6.2%	6.2%	6.6%	0.1%	1.8%

Balance Sheet Data:
Working capital	$52,347	$51,227	$38,286	$28,268	$27,281
Total assets	463,690	428,283	411,620	408,601	390,460
Total debt	186,382	165,000	171,500	177,127	159,336
Stockholders’ equity	168,530	159,794	153,506	147,855	153,349

(1)	Extinguishment of debt and other for Fiscal 2005 includes $11.1 million of expenses related to the repayment of our previous debt upon our issuance of our Notes (which consists of $7.7 million of original issue discount related to the allocation of value to the warrants and Holdings Preferred Stock and $3.4 million of deferred financing costs from the previous debt), as well as $0.4 million in expense relating to our interest rate swap.
(2)	EBITDA represents, respectively, net income (loss) before provision (benefit) for income tax, interest income and expense, and depreciation and amortization, including recognition of deferred rent. Since EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles (“GAAP”), it should not be considered as a performance measure prepared in accordance with GAAP, such as operating income, net income and cash flows from operating activities. We believe that EBITDA provides additional information on our operating performance and our ability to meet our future debt service, capital expenditure and working capital requirements. Furthermore, our executive compensation plans base incentive compensation payments on our EBITDA performance measured against budget. Other companies may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. The table below includes a reconciliation from net income (loss) to EBITDA. See also note (1) above for non-recurring costs that were not adjusted in the determination of EBITDA. Where referred to, this definition of EBITDA shall apply throughout the remainder of this document.

(3)	Net sales per store is calculated by dividing retail net sales by the number of stores open at the end of the period.
(4)	A store is included in comparable store sales after 410 days of operation.

The following is a reconciliation of net income (loss), as determined in accordance with GAAP, to EBITDA (in thousands):

	Fiscal
	December 27, 2008	December 29, 2007	December 30, 2006	December 31, 2005	December 25, 2004
Statement of Operations Data:
Net income (loss)	$8,209	$6,795	$4,814	$(5,709)	$(611)
Provision (benefit) for income taxes	6,341	3,792	3,242	(5,063)	(361)
Interest expense, net (a)	21,191	22,106	21,811	19,386	16,348
Depreciation and amortization, including deferred rent (b)	20,930	17,089	15,782	22,231	22,823

EBITDA	$56,671	$49,782	$45,649	$30,845	$38,199

(a)	Interest expense, net does not include the $11.1 million of extinguishment of debt recorded in Fiscal 2005.
(b)	Excludes amortization of deferred financing fees and original issue discount, which are included in “interest expense, net” in this table.

Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash provided by operating activities:

	Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006	December 31, 2005	December 25, 2004
EBITDA	$56,671	$49,782	$45,649	$30,845	$38,199
Interest expense, net	(21,191)	(22,106)	(21,811)	(19,386)	(16,348)
Provision (benefit) for income taxes	(6,341)	(3,792)	(3,242)	5,063	361
Loss on extinguishment of debt	—	—	—	11,137	—
Cumulative effect of accounting change, net of tax	—	—	—	(2,280)	—
Loss on disposal of fixed assets	79	80	8	—	48
Deferred income taxes	1,723	2,255	2,640	(5,168)	(597)
Deferred financing fees amortization and other	1,168	1,162	1,083	2,745	2,592
Equity compensation expense	2,352	1,562	524	—	—
Changes in operating assets and liabilities:
Inventories	(9,082)	(15,634)	(8,043)	(8,277)	(7,019)
Prepaid expenses and other current assets	(954)	(803)	1,074	(2,451)	(932)
Other non-current assets	(127)	625	(221)	—	13
Accounts payable	(10,908)	8,677	(1,144)	6,297	822
Accrued expenses and other current liabilities	5,634	(1,536)	238	1,472	5,953
Other long-term liabilities	564	346	—	—	—

Net cash provided by operating activities	$19,588	$20,618	$16,755	$19,997	$23,092

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. We are second in overall sales among national vitamin, mineral and supplement specialty retailers, and offer the greatest variety of products with over 8,500 SKUs offered in our stores with an additional 11,500 SKUs available for our direct sales orders, versus 2,600 SKUs offered by our leading competitor. In addition, we operate the largest retail stores among the leading retailers in the VMS industry, which average 3,600 square feet, and are at least double that of our two leading competitors. As of March 6, 2009, we operated 414 stores located in 37 states and the District of Columbia and sell direct to consumers through our Web sites, www.vitaminshoppe.com, and www.BodyTech.com, and our nationally circulated catalog. We target the dedicated, well-informed VMS consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. Within our selection of over 20,000 SKUs, we offer over 400 national brands, including our best value Vitamin Shoppe and BodyTech proprietary brands. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty VMS retailers, supermarkets, chain drug stores or mass merchants, which we believe drives customer traffic and creates a loyal customer base.

Our company began as a single store in New York, New York in 1977. Our Vitamin Shoppe branded products were introduced in 1989. We were acquired in November 2002 by Irving Place Capital Partners II, L.P. (formerly Bear Stearns Merchant Banking Partners II, L.P.) and its affiliated entities and other investors.

Trends and Other Factors Affecting Our Business

Our performance is affected by trends that affect the VMS industry, including demographic, health and lifestyle preferences. Changes in these trends and other factors, which we may not foresee, may also impact our business. For example, our industry is subject to potential regulatory actions, such as the ban on Ephedra by the Food and Drug Administration, and other legal matters that affect the viability of a given product. Volatile consumer trends, such as those described in the following paragraph, as well as the overall impact on consumer spending, can dramatically affect purchasing patterns. Our business allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives. We will continue to diversify our product lines to offer items less susceptible to the effects of economic conditions and not as readily substitutable, such as teas, lotions and spring water.

Sales of weight management products are generally more sensitive to consumer trends, resulting in higher volatility than our other products. Our sales of weight management products have been significantly influenced by the rapid increase and subsequent decline of products such as products containing Ephedra, low carb products and Cortislim®. As a result of the ban of products containing Ephedra by the FDA in April 2004, we added new weight management products to our weight management category, such as low-carb products, Ephedra substitute products, and Cortislim®,, to offset the loss of Ephedra product sales. However, the demand for low carb products overall have been on a consistent decline since early Fiscal 2006, which we believe was due to a change in demand for low carb products and the wider availability of popular products in the marketplace, and as such we have shifted our focus more to weight management products. During this decline in demand for low carb products we have continued to launch new weight management products, which has led to an increase in sales in our weight management category. Moreover, as the rate of obesity increases and as the general public becomes increasingly more health conscious, we expect the demand for weight management products, albeit volatile, to continue to be strong in the near term. Accordingly, we will continue to offer the highest quality products available in this segment.

In addition to the weight management product lines, we intend to continue our focus in meeting the demands of an increasingly aging population, the effects of increasing costs of traditional healthcare and a rapidly growing fitness conscious public.

We believe that the aging of the U. S. population provides us with an area of opportunity. The U.S. Census Bureau reports that the number of individuals in the 65 and over age group is expected to double in the next 25 years. Moreover, it is estimated that by 2030 the 65 or older group will comprise 20% of the population. The increase in the population of this age group, coupled with the need for increased supplementation as digestive abilities wane, provides us with an enhanced sales opportunity. For example, anti-degenerative supplements, such as chondroitin sulfate, have demonstrated consistent increases in sales growth. We will continue to offer products such as chondroitin sulfate to meet the demands of this market segment.

We believe that as the costs of healthcare continue to rise, lower-cost alternatives to prescription drugs and preventative supplementation will continue to be an option for the American consumer. According to the California HealthCare Foundation, medical spending as a percentage of GDP increased from 5.2% to 16% between 1960 and 2006, and is projected to reach 19.5% of GDP by 2017. As an increasing number of the population seeks to avoid costly medical issues and focuses on prevention through diet, supplementation and exercise, we expect the demand in this market segment to provide us with continued opportunities. For example, lower-cost alternatives to expensive cholesterol lowering medications such as fish oil (essential fatty acids), are experiencing increasing popularity.

According to the New Journal Delaware Online, more than 50 million adults are involved in either some sort of regular fitness program or sports activity, with over 25% of current health-club members being over the age of 55. According to the International Health, Racquet and Sportsclub Association, there has been a 3.3% increase in health club participation from 2005 to 2006, which is continuing the trend from 2001 through 2005 where there was a 20% to 25% percent increase in wellness program participants. Moreover, studies by the British Heart Foundation found that adults over 40 who exercise are at less than half the risk of experiencing heart disease compared to their sedentary peers, which is information we believe will further fuel this growth. We believe that the increase in our sales of sports supplements, which help with recovery and performance, is an indication of this growth, and that this will continue as fitness programs become an accepted lifestyle rather than a trend. When taken in context of the rising costs of healthcare, we believe the VMS industry as a whole stands to benefit.

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2003, we have opened 289 stores and operate 414 stores located in 37 states and the District of Columbia as of March 6, 2009.

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

Revenue Recognition. We recognize revenue upon sale of our products when merchandise is sold “over-the-counter” in retail stores or upon delivery to a direct customer, net of sales returns. To arrive at net sales, gross sales are reduced by actual customer returns and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The net amounts reserved for sales returns were $0.1 million and $0.1 million at December 27, 2008 and December 29, 2007, respectively. Sales taxes collected from customers are presented on a net basis and as such are excluded from revenue.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined using the moving weighted average method. As applied to inventories, cost means in principle the sum of the applicable expenditures and charges directly or indirectly incurred in bringing the product to its existing condition and location. Finished goods inventory includes the cost of labor and overhead required to package products. In addition, the cost of inventory is reduced by purchase discounts and allowances received from certain of our vendors. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We regularly review our inventory, including when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. These estimates require us to make assessments about the future demand for our products in order to categorize the status of such inventory items as slow moving, obsolete or in excess of need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends and competition. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation and rapid changes in demand for new and improved products or services. At December 27, 2008 and December 29, 2007, obsolescence reserves were $1.4 million and $1.3 million, respectively.

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

Goodwill and Other Intangible Assets. On an annual basis, or whenever impairment indicators exist, we perform a valuation of goodwill and indefinite lived intangible assets. In the absence of any impairment indicators, goodwill and other indefinite lived intangible assets, are tested in the fourth quarter of each fiscal year. With regards to goodwill, our tests are based on our two operating segments (reporting units), and utilizes the discounted cash flow method, based on our current operating projections, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). For those intangible assets which have definite lives, we amortize their cost on a straight-line basis over their estimated useful lives which are various periods based on their contractual terms. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause us to conclude that impairment indicators exist, and therefore that goodwill and other intangible assets are impaired. To the extent that the fair value associated with the goodwill and indefinite-lived intangible assets is less than the recorded value, we write down the value of the asset. The valuation of the goodwill and indefinite-lived intangible assets is affected by, among other things, our business plan for the future, and estimated results of future operations. Changes in the business plan or operating results that are different than the estimates used to develop the valuation of the assets may result in an impact on their valuation.

We have tested our goodwill and indefinite-lived intangibles for impairment in the fourth quarter of 2008 and concluded there was no impairment relative to such assets. Similarly, there is no impairment expense recorded in any of the periods presented.

Deferred Sales. Our Healthy Awards Program allows customers to earn points toward free merchandise based on the volume of purchases. Points are earned each year under our Healthy Awards Program and are redeemable within the first three months of the following year or they expire. We defer sales on transactions based on estimated redemptions, which are based on historical redemption data as well as marketing data within the current period, and record a liability for points being earned within the current period. Net increases to deferred sales were $1.8 million, $0.3 million, and $0.4 million for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively. The balance for the deferred sales liability was $13.0 million and $11.2 million at December 27, 2008, and December 29, 2007, respectively.

Stock-Based Compensation. We account for our stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No.123(R)”), an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 123, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is based on the volatility levels over the past 6.25 years (our expected holding period) from the average volatility of similar actively traded companies. The expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years. The simplified method was chosen as a means to determine our holding period as we currently have no historical option exercise experience due to being a privately held company. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Amounts charged to expense were $2.4 million, $1.6 million and $0.5 million for stock-based compensation for Fiscal 2008, Fiscal 2007, and Fiscal 2006, respectively. The weighted average fair value for grants for Fiscal 2008, Fiscal 2007, and Fiscal 2006 was $14.74, $13.10, and $6.09, respectively.

Income Taxes. We provide for income taxes using the asset and liability method based on the requirements of SFAS No. 109, “Accounting for Income Taxes,” which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.

Realization of deferred tax assets associated with net operating loss and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the applicable tax jurisdiction. We periodically review the recoverability of tax assets recorded on our balance sheet, and provide valuation allowances as we deem necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.

Effective December 31, 2006, we adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we recognized a cumulative-effect adjustment of $3.2 million, increasing our liability for uncertain tax positions, interest, and penalties, and reducing the December 31, 2006 balance of retained earnings as well as increasing the balance of goodwill. See Note 7 to our consolidated financial statements for more information on income taxes.

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

Related party expenses consist of management fees incurred and paid to IPC Manager II, LLC, and consulting fees incurred and paid to Renaissance Brands Ltd.

Income from operations consists of gross profit minus selling, general and administrative expenses, and related party expenses.

Other includes $0.4 million of income in Fiscal 2006 related to the interest rate swap.

Interest income represents income earned from highly liquid investments purchased with an original maturity of three months or less.

Interest expense includes interest on the Notes, amortization of debt discount and amortization of financing costs, and interest on the revolving credit line.

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Net sales	$601,540	$537,872	$486,026
Increase in comparable store net sales	6.2%	6.2%	6.6%
Gross profit as a percent of net sales	32.6%	33.0%	32.8%
Income from operations	$35,741	$32,693	$29,501
EBITDA	$56,671	$49,782	$45,649

The following table shows the growth in our network of stores for Fiscal 2008, 2007 and 2006:

	Fiscal Year
	2008	2007	2006
Stores open at beginning of year	341	306	275
Stores opened	62	36	32
Stores closed	(2)	(1)	(1)

Stores open at end of year	401	341	306

Results of Operations

The information presented below is for the Fiscal years ended December 27, 2008, December 29, 2007, and December 30, 2006 and was derived from our audited consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the Fiscal years ended December 27, 2008, December 29, 2007, and December 30, 2006 as a percentage of net sales:

	Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.4%	67.0%	67.2%

Gross profit	32.6%	33.0%	32.8%
Selling, general and administrative expenses	26.4%	26.7%	26.5%
Related party expenses	0.3%	0.2%	0.3%

Income from operations	5.9%	6.1%	6.1%
Other	0.0%	0.0%	-0.1%
Interest income	-0.1%	-0.1%	-0.1%
Interest expense	3.5%	4.2%	4.6%

Interest expense, net	3.4%	4.1%	4.5%

Income before provision for income taxes	2.5%	2.0%	1.7%
Provision for income taxes	1.1%	0.7%	0.7%

Net income	1.4%	1.3%	1.0%

The net sales results presented for the years ended December 27, 2008, December 29, 2007, and December 30, 2006, are each based on a 52-week period (“Fiscal 2008,” “Fiscal 2007,” and “Fiscal 2006”).

Comparison of Fiscal 2008 with Fiscal 2007

Net Sales

Net sales increased $63.7 million, or 11.8%, to $601.5 million for Fiscal 2008 compared to $537.9 million for Fiscal 2007. The increase was the result of an increase in our comparable store sales, as well as sales from our new non-comparable stores, and an increase in our direct sales.

Retail

Net sales from our retail stores increased $60.6 million, or 13.1%, to $522.5 million for Fiscal 2008 compared to $462.0 million for Fiscal 2007. We operated 401 stores as of December 27, 2008 compared to 341 stores as of December 29, 2007. Our overall store sales increased due to non-comparable store sales of $32.5 million, as well as an increase in comparable store sales growth of $28.1 million, or 6.2% (Comparable store sales include only those stores open more than 410 days and align with Fiscal 2007). Our overall sales increased primarily in the categories of sports nutrition, which increased $27.2 million, or 22.0%; supplements, which increased $13.0 million, or 11.2%; herbs and homeopathic, which increased $7.9 million, or 9.3%; weight management, which increased $2.7 million, or 9.4%; vitamins category, which increased $7.7 million, or 12.7%, and minerals, which increased $1.8 million, or 12.1%.

The supplements category, which is among the largest selling product categories in our mix, continues to experience significant growth in sales of essential fatty acids, or EFAs, which have been responsible for most of the growth in the supplement category since Fiscal 2006. Given the current trend in EFA consumption, and the growing number of publications and recommendations regarding the heart-health benefits of fish oils (such as by The American Heart Association and US National Institutes of Health), we expect continued strength in sales of EFAs for the next fiscal year. The vitamins category was one of our fastest growing categories in Fiscal 2008, as we experienced significant growth in sales of multi-vitamins, as we released new special formulations this Fiscal year, and in Vitamin D, which we believe was due in part to recent favorable press. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales during the Fiscal 2008, and have done so since mid Fiscal 2006. We believe this is due largely to the continued growth in the fitness-conscious market as well as the diversity of new product introductions.

Direct

Net sales to our direct customers increased $3.1 million, or 4.1%, to $79.0 million for Fiscal 2008 compared to $75.9 million for Fiscal 2007. The overall increase in our direct sales was due to an increase in internet sales of $9.8 million in Fiscal 2008, offset by a decrease in our catalog sales. The increase in our web-based sales was primarily due to a greater influx of customers this Fiscal year as compared to Fiscal 2007, as a result of our prior web-based marketing initiatives. We have reduced our catalog circulation and catalog customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and store occupancy costs, increased $45.3 million, or 12.6%, to $405.7 million for Fiscal 2008 compared to $360.3 million for Fiscal 2007. The components of cost of goods sold are explained below. Cost of goods sold as a percentage of net sales increased to 67.4% for Fiscal 2008 compared to 67.0% for Fiscal 2007.

Product costs increased $31.6 million, or 11.3%, to $311.4 million during Fiscal 2008 compared to $279.8 million for Fiscal 2007. Product costs as a percentage of net sales decreased to 51.8% during Fiscal 2008 compared to 52.0% for Fiscal 2007. The percentage decrease was primarily the result of a decrease in price promotions for our products of approximately 0.5%; a decrease in inventory markdowns of 0.3%, as well as an increase in inventory efficiency of 0.3%, offset in part by an increase in product costs of approximately 1.0% as a percentage of sales in Fiscal 2008 versus Fiscal 2007.

Warehouse and distribution costs increased $3.2 million, or 17.3%, to $21.8 million for Fiscal 2008 compared to $18.6 million for Fiscal 2007. Warehouse and distribution costs as a percentage of net sales increased to 3.6% for Fiscal 2008 compared to 3.5% in Fiscal 2007. The increase was mainly attributable to increases in shipping costs as a result of a having significant number of new stores, with many of them being at greater distances, during Fiscal 2008 as compared to Fiscal 2007.

Occupancy costs increased $10.5 million, or 16.9%, to $72.4 million for Fiscal 2008 compared to $61.9 million for Fiscal 2007. Occupancy costs as a percentage of net sales increased to 12.0% during Fiscal 2008 compared to 11.5% for Fiscal 2007. This increase as a percentage of sales is mainly attributable to the increases in utilities and real estate tax expenses as well as increased rent for our newer store leases.

Gross Profit

As a result of the foregoing, gross profit increased $18.4 million, or 10.3%, to $195.9 million for Fiscal 2008 compared to $177.5 million for Fiscal 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, and other selling, general and administrative expenses, increased $15.1 million, or 10.6%, to $158.6 million during Fiscal 200 8, compared to $143.5 million for Fiscal 2007. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for Fiscal 2008 decreased to 26.4% compared to 26.7% for Fiscal 2007.

Operating payroll and related benefits increased $5.6 million, or 10.4%, to $59.0 million for Fiscal 2008 compared to $53.5 million for Fiscal 2007. The increase is due mainly to our increase in retail locations throughout Fiscal 2008. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.8% during Fiscal 2008 compared to 9.9% for Fiscal 2007. This was largely due to experiencing greater sales per hour during Fiscal 2008.

Advertising and promotion expenses decreased $0.5 million, or 3.9%, to $13.2 million for Fiscal 2008 compared to $13.7 million for Fiscal 2007. Advertising and promotion expenses as a percentage of net sales decreased to 2.2% during Fiscal 2008 compared to 2.6% for Fiscal 2007, as we are reducing our catalog advertising and prospecting efforts.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $10.1 million, or 13.3%, to $86.4 million in Fiscal 2008 compared to $76.3 million for Fiscal 2007. The increase was due primarily to an increase in depreciation and amortization of approximately $2.6 million, reflecting our expanding operation and the amortization of the purchased intangible assets in Fiscal 2008; $3.2 million for corporate payroll expense which was primarily due to an increase in corporate staff during Fiscal 2008 to accommodate our growth; various employee related administrative fees of $1.5 million; and stock-based compensation expense of approximately $0.8 million, due to additional grants issued in Fiscal 2008. In addition to the above, credit card fees increased by approximately $0.8 million due to our increased sales during Fiscal 2008, and store pre-opening costs increased $1.2 million due to the increase in the number of new stores we opened during Fiscal 2008, as well as the lead time needed in opening some of these new stores. Other selling, general and administrative expenses as a percentage of net sales increased to 14.4% during Fiscal 2008 compared to 14.3% for Fiscal 2007, due primarily to increases in our corporate infrastructure to accommodate our growing operations.

Related Party Expenses

Related party expenses increased $0.2 million, or 11.6%, to $1.5 million during Fiscal 2008, as compared to $1.4 million for Fiscal 2007 (for a detailed presentation of related party expenses, see Note 11 to our consolidated financial statements).

Income from Operations

As a result of the foregoing, income from operations increased $3.0 million, or 9.3%, to $35.7 million for Fiscal 2008 compared to $32.7 million for Fiscal 2007. Income from operations as a percentage of net sales decreased to 5.9% during Fiscal 2008 as compared to 6.1% for Fiscal 2007.

Retail

Income from operations for the retail segment increased $9.2 million, or 13.0%, to $80.4 million for Fiscal 2008 compared to $71.2 million for Fiscal 2007. Income from operations as a percentage of net sales for the retail segment remained level at 15.4% for Fiscal 2008 compared to 15.4% for Fiscal 2007.

Direct

Income from operations for the direct segment increased $0.9 million, or 6.7%, to $14.9 million for Fiscal 2008 compared to $14.0 million for Fiscal 2007. Income from operations as a percentage of net sales for the direct segment increased to 18.8% for Fiscal 2008 compared to 18.4% for Fiscal 2007. This increase as a percentage of net sales was primarily due to a decrease in advertising expense of 1.1% as a percentage of sales, due to the decrease in catalog mailings, offset by an increase in product costs as a percentage of sales, due to greater price promotions for our direct products, during Fiscal 2008 as compared to Fiscal 2007.

Corporate Costs

Corporate costs increased $7.1 million, or 13.5%, to $59.6 million during Fiscal 2008 compared to $52.5 million for Fiscal 2007. Corporate costs as a percentage of net sales increased to 9.9% for Fiscal 2008 compared to 9.8% for Fiscal 2007. This increase was due primarily to the increase in depreciation and amortization expense of $2.6 million, reflecting our growing operations and asset acquisitions, an increase in corporate payroll costs of approximately $3.2 million, and various employee related administrative fees of approximately $1.5 million which occurred in Fiscal 2008 as compared to Fiscal 2007. This was offset by approximately $0.5 million of deferred offering fees written-off during Fiscal 2007, which did not occur in Fiscal 2008.

Interest Income

Interest income decreased $172,000 to $62,000 in Fiscal 2008 compared to $234,000 for Fiscal 2007. The decrease was due to maintaining a lower balance in our interest bearing investment account, as well as experiencing lower interest rates throughout Fiscal 2008 as compared to Fiscal 2007.

Interest Expense

Interest expense decreased $1.1 million, or 4.9%, to $21.3 million in Fiscal 2008 compared to $22.3 million for Fiscal 2007. The decrease was primarily attributable to a decrease in interest rates in Fiscal 2008 compared to Fiscal 2007.

Provision for Income Taxes

We recognized $6.3 million of income tax expense during Fiscal 2008 compared to $3.8 million in Fiscal 2007. The effective tax rate, which includes items relating to adjustments to our FIN 48 liability as well as certain adjustments related to our state income tax for Fiscal 2008, was 43.6%, compared to 35.8% for Fiscal 2007. The 7.8% increase in the effective tax rate is primarily due to changes in our blended state income tax rate, increases to our FIN 48 liability of 1.3%, as well as a benefit of 2.8% for a discrete item which occurred in Fiscal 2007.

Net Income

As a result of the foregoing, we generated net income of $8.2 million in Fiscal 2008 compared to net income of $6.8 million in Fiscal 2007.

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

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $9.0 million, or 13.4%, to $76.3 million in Fiscal 2007 compared to $67.3 million for Fiscal 2006. The increase was due to an increase in depreciation and amortization of approximately $1.2 million, reflecting our expanding operation, and an increase in professional fees of $1.5 million in Fiscal 2007 as a result of legal and consulting fees which occurred in Fiscal 2007 and not in Fiscal 2006. In addition, there was an increase of $2.7 million for corporate payroll expense which was primarily due to an increase in corporate staff during 2007 to accommodate our growth; stock-based compensation expense of approximately $1.1 million, due to additional grants issued in Fiscal 2007; credit card fees, which increased by approximately $0.5 million due to our increased sales; and various employee related administrative fees of approximately $1.3 million due to our increased operations in Fiscal 2007. In addition, there was approximately $0.5 million of deferred offering fees written-off during Fiscal 2007, due to our decision not to pursue an initial public offering at this time. Other selling, general and administrative expenses as a percentage of net sales increased to 14.3% during Fiscal 2007 compared to 13.9% for Fiscal 2006, due primarily to increases in our corporate infrastructure to accommodate our growing operations.

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

Provision for Income Taxes

We recognized $3.8 million of income tax expense during Fiscal 2007 compared to $3.2 million in Fiscal 2006. The effective tax rate for Fiscal 2007 was 35.8% compared to 40.2% for Fiscal 2006, primarily as a result changes in our blended state rate, which were offset in part, by current year adjustments to our for FIN 48 liability (see Note 7 in Notes to Consolidated Financial Statements for further discussion).

Net Income

As a result of the foregoing, we generated net income of $6.6 million in Fiscal 2007 compared to net income of $4.8 million in Fiscal 2006.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	December 27, 2008	December 29, 2007
Balance Sheet Data:
Cash and cash equivalents	$1,623	$1,453
Working capital	52,347	51,227
Total assets	463,690	428,283
Total debt	186,382	165,000

	Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Other Information:
Depreciation and amortization, including deferred rent	$22,098	$18,251	$16,865

Cash Flows Provided By (Used In):
Operating activities	$19,588	$20,618	$16,755
Investing activities	(35,389)	(14,092)	(13,580)
Financing activities	15,971	(6,545)	(6,487)

Net increase (decrease) in cash and cash equivalents	$170	$(19)	$(3,312)

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores. Historically, we have financed these requirements from internally generated cash flow, supplemented with short-term financing. We believe that the cash generated by operations, together with the borrowing availability under the credit facility (described below), will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with our store growth plans, systems development and store improvements.

During Fiscal 2008 we spent approximately $27.9 million, out of the $31.9 million of total capital expenditures, in connection with our store growth and improvement plans. We expect to spend approximately $18.0 million on capital expenditures in Fiscal 2009, most of which will pertain to 30 to 35 new stores we anticipate opening throughout year. We opened 62 new stores during Fiscal

2008, and closed two stores. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of $165,000 to $200,000 at cost for each of our stores, a portion of which is vendor-financed based upon agreed credit terms. In addition, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

We were in compliance with all debt covenants as of December 27, 2008. At December 27, 2008, we had $1.6 million in cash and cash equivalents and $52.3 million in working capital compared with $1.5 million in cash and cash equivalents and $51.2 million in working capital at December 29, 2007. We expect to be in compliance with these same debt covenants during Fiscal 2009 as well.

Cash Provided by Operating Activities

Cash provided by operating activities was $19.6 million and $20.6 million during Fiscal 2008 and Fiscal 2007, respectively. This decrease was primarily a result of a decrease in our accounts payables of $19.6 million, to take advantage of favorable payment terms by our suppliers, offset in part by an increase in our net income and a decrease in inventory expenditures in Fiscal 2008 compared to Fiscal 2007.

Cash provided by operating activities was $20.6 million and $16.8 million for the Fiscal years ended December 29, 2007 and December 30, 2006, respectively. This increase was primarily a result of an increase in our net income and increases in our accounts payables of $9.8 million which were offset in part by inventory expenditures of $7.6 million in Fiscal 2007 compared to Fiscal 2006.

Cash Used in Investing Activities

Net cash used in investing activities during Fiscal 2008 and Fiscal 2007 was $35.4 million and $14.1 million, respectively. The increase in cash used in investing activities of $21.3 million was primarily due to opening 26 more stores in Fiscal 2008 as compared to Fiscal 2007, as well as the acquisition of $3.5 million of intangible assets (as discussed in Note 4 to our Financial Statements) in the same period.

Net cash used in investing activities during Fiscal 2007 and Fiscal 2006 was $14.1 million and $13.6 million, respectively. The increase in cash used in investing activities of $0.5 million was primarily due to opening four more stores in Fiscal 2007 as compared to Fiscal 2006.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $16.0 million in Fiscal 2008, compared to $6.5 million of net cash used in financing activities during Fiscal 2007. The increase in net cash provided by financing activities was primarily due to net borrowings of $17.0 million from our revolving credit facility during Fiscal 2008, compared to our paying down a net of $6.5 million on our revolving credit facility during Fiscal 2007.

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

We entered into an interest rate swap during December 2005 on a portion of our Notes. The fair value of the swap is marked to market quarterly, and as of December 27, 2008, the fair market value was ($4.4) million and was recorded in other long-term liabilities.

Credit Facility

On November 15, 2005 VSI entered into a $50.0 million senior secured revolving credit facility, and VSI has the option to increase or decrease the facility size by $25.0 million, subject to certain conditions. The availability under the credit facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and inventory of VSI and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The credit facility provides for affirmative and negative covenants affecting VSI, Holdings and Direct. The credit facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. The credit facility has a maturity date of November 15, 2010. At December 27, 2008, there was $30.6 million of unused credit available.

Contractual Obligations and Commercial Commitments

As of December 27, 2008, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Capital Lease Obligations including Interest	Long-Term Debt	Interest Payments (2)	Credit Facility
2009	$82,690	$61,744	$1,387	$—	$19,559	$—
2010	99,125	61,179	1,387	—	19,559	17,000
2011	78,840	57,894	1,387	—	19,559	—
2012	238,232	55,405	825	165,000	17,002	—
2013	48,954	48,954	—	—	—	—
Thereafter	120,998	120,998	—	—	—	—

	$668,839	$406,174	$4,986	$165,000	$75,679	$17,000

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during Fiscal 2008. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 16.6% of our minimum lease obligations during Fiscal 2008.
(2)	Interest payments are based upon the prevailing interest rates at December 27, 2008, net of activity arising from our hedging activities which cease in 2011.

Severance. As of December 27, 2008 we have an aggregate contingent liability of up to $2.0 million related to potential severance payments for five executives pursuant to their respective employment agreements. We have an aggregate contingent liability of up to $1.9 million related to potential severance payments for eight employees as of December 27, 2008 following a change in control pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.

Excluded from the above commitments is $4.2 million of long-term liabilities related to uncertain tax positions pursuant to FIN 48, due to the uncertainty of the time and nature of resolution.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure and report selected financial assets and liabilities at fair value on an instrument-by-instrument basis, with the objective to reduce both the complexity in accounting for financial instruments and mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently. The provisions of SFAS No. 159 were effective in the first quarter of fiscal year 2008. The adoption of SFAS No. 159 did not have a material impact on our financial condition, results of operations or cash flows as we did not chose to apply the provisions of SFAS No. 159 to any of our financial liabilities.

Effective December 30, 2007, we adopted certain provisions of SFAS No. 157, “Fair Value Measurements,” that apply to certain financial assets and liabilities. This statement defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. SFAS No. 157, as amended by FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), requires that the remaining provisions, which apply to certain nonfinancial assets and nonfinancial liabilities, be made effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of the remaining provisions of SFAS No. 157 and FSP 157-2 to have a material impact on our financial condition, results of operations or cash flows. The required disclosures are included in Note 13 to our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)).” SFAS No. 141(R) attempts to improve the relevance and comparability of the information included in companies’ financial reports regarding business combinations and their effects. The statement is effective for acquisitions occurring in fiscal years beginning on or after December 15, 2008, as well as for certain adjustments to income tax items relating to acquisitions completed prior to the adoption date. The adoption of SFAS No. 141(R) can potentially impact the accounting for certain tax related liabilities, which were previously accounted for as an adjustment of goodwill, but will prospectively be accounted for through the income tax provision. Currently we cannot determine the impact, if any, the adoption will have on our financial condition, results of operations or cash flows.

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

Our market risks relate primarily to changes in interest rates. Our credit facility and Notes carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. A one percentage point change in LIBOR would cause an increase to interest expense of approximately $0.8 million as the total potential increase of $1.7 million would be offset by our hedging activities described below. We historically have engaged in interest rate hedging activities related to our floating rate debt. We entered into an interest rate swap during December 2005 on a portion of our Notes, which did not originally qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, the fair market value of the interest rate swap was marked to market at December 31, 2005, with a corresponding adjustment to other expense. As of the end of the first quarter of Fiscal 2006, the interest rate swap qualified for hedge accounting. At December 29, 2007, the fair market value of the swap was ($2.3) million. At December 27, 2008, the fair market value of ($4.4) million is recorded in other long-term liabilities on the consolidated balance sheet. Of the decrease in market value of $2.1 million in Fiscal 2008, $1.3 million is recorded in comprehensive income, and $0.8 million is recorded as an adjustment to deferred tax assets.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report on Form 10-K, commencing on page 61.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”), to provide reasonable assurance of achieving the control objectives as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in Securities and Exchange commission rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Such internal control includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance (A) that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and (B) regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 27, 2008. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that, as of December 27, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control structure, policies and procedures for the quarter ended December 27, 2008, that could significantly affect our internal control over financial reporting, or be reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table provides certain information regarding our directors and executive officers as of December 27, 2008:

NAME	AGE	POSITION
Thomas A. Tolworthy	54	Chief Executive Officer and Director
Anthony Truesdale	46	President and Chief Merchandising Officer
Michael G. Archbold	48	Chief Financial Officer and Chief Operating Officer
Cosmo La Forgia	53	Vice President, Finance
Louis H. Weiss	39	Vice President and General Manager, Direct
B. Michael Becker	63	Director
John H. Edmondson	63	Director
David H. Edwab	54	Director
Bernard D. Feiwus	60	Director
Douglas B. Fox	61	Director
John D. Howard	56	Director
Douglas R. Korn	46	Director
Richard L. Markee	55	Director
Richard L. Perkal	55	Director
Beth M. Pritchard	61	Director

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

Anthony Truesdale has served as our President and Chief Merchandising Officer since April 2006. Prior to joining us, he was Senior Vice President of Merchandising and Supply Chain Management at Petsmart, Inc., holding various positions of increasing responsibility since January 1999. Before joining Petsmart, Inc., Mr. Truesdale worked for two years at Sainsbury’s in the United Kingdom as the senior manager for produce and for sixteen years with various operations and merchandising roles at Shaws Supermarkets in New England. Mr. Truesdale has been a director of Balducci’s supermarkets since April 2008.

Michael Archbold has served as our Chief Financial Officer and Chief Operating Officer since April 2007. Prior to joining us, Mr. Archbold has served as Executive Vice President /Chief Financial and Administrative Officer of Saks Fifth Avenue from 2005 to 2007 and was scheduled to assume the post of Executive Vice President and Chief Financial Officer of Saks Incorporated on May 4, 2007. From 2002 to 2005 he served as Chief Financial Officer for AutoZone, originally as Senior Vice President, and later as Executive Vice President.

Cosmo La Forgia has served as our Vice President, Finance since September 2004. Mr. La Forgia joined our Company as Corporate Controller in January 2003. Prior to that time, Mr. La Forgia was Divisional Controller for The Home Depot, Inc. from June 1998 to December 2002.

Louis H. Weiss has served as our Chief Marketing Officer since January, 2009, and was Vice President and General Manager- Direct beginning in December 2006. Prior to that time, Mr. Weiss served as president for Gaiam Direct, the direct marketing unit of Gaiam Inc., in 2005 and 2006. In 2004 and 2005 he was Senior Vice President of Good Times Entertainment. In July 2005, Good Times Entertainment filed a petition under Chapter 11 of the Federal Bankruptcy Act and was acquired by Gaiam, Inc. later that year. In 2003 and 2004 Mr. Weiss served as a strategic consultant to various online direct marketing companies. From 2000 through 2003 Mr. Weiss was with Blue Dolphin, Inc. in various executive capacities, and was President thereof at the time he left the company.

B. Michael Becker, has served as Director of VS Parent, Inc. since January 2008. Mr. Becker was a former audit partner for Ernst & Young LLP prior to his retirement in 2006. Mr. Becker is currently a senior consultant on airline risks to Pay Pal, Inc., and from August 2006 to August 2008 had a consulting practice which had an arrangement with Ernst & Young LLP to provide consulting services for two of its clients in the capacity of accounting and audit. Mr. Becker served as an audit partner for Ernst & Young LLP since 1979, where he spent the entirety of his career prior to his retirement. Mr. Becker holds an MBA and is a Certified Public Accountant.

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

David H. Edwab has served as a Director of VS Parent, Inc. since June 2006 and prior to that time, he served as a Director of VS Holdings, Inc. since November 2005. He became the Chairman of the Audit Committee of VS Parent, Inc. in January 2006 (prior to June 12, 2006, of VS Holdings, Inc.), and remained as Chairman until September 2008. He also became a member of the Compensation Committee of VS Parent, Inc. in March 2006 (prior to June 12, 2006, of VS Holdings, Inc.). Mr. Edwab has served as an officer and director of Men’s Wearhouse for over 15 years, starting as Vice President of Finance and Director in 1991, serving as Chief Operating Officer from 1993 to 1997, where he was elected President in 1997. In November 2000, Mr. Edwab joined Bear, Stearns & Co. Inc. as a Senior Managing Director, Head of the Retail Group in the Investment Banking Department. At such time, Mr. Edwab resigned as President of Men’s Wearhouse and was then named Vice Chairman of its Board of Directors. In February 2002, Mr. Edwab re-joined Men’s Wearhouse and continues to serve as Vice Chairman of its Board of Directors. In 2006 Mr. Edwab became an Operating Partner of Bear Stearns Merchant Banking. In addition, Mr. Edwab is a director of New York & Company. Mr. Edwab also serves as Vice Chairman of the Zimmer Family Foundation and as the managing member of David Edwab, LLC, and HCM Investments, LLC. Mr. Edwab is a Certified Public Accountant.

Bernard D. Feiwus, has served as a Director of VS Parent, Inc. since June 2007. In May 2008, Mr. Feiwus founded the Feiwus group, a consulting company. He was the senior vice president and chief operating officer of JCPenney Direct and for JCPenney’s catalog and Internet business until May 2008. Mr. Feiwus joined JCPenney in 2001, having previously been president of eRewards.com. He also served as president of Brierley & Partners and spent 19 years at Neiman Marcus, including eight years as president and chief executive officer of Neiman Marcus Direct.

Douglas B. Fox has served as a Director of VS Parent, Inc. since June 2006 and prior to that time, he served as a Director of VS Holdings, Inc. since July 2005. He has been a member of the Compensation Committee of VS Parent, Inc. since March 2006 (prior to June 12, 2006, of VS Holdings, Inc.). Mr. Fox is currently President and chief executive officer of Renaissance Brands Ltd., an advisory and consulting company serving a number of private equity and venture capital firms. Mr. Fox also serves as a director to Bowne & Co., Inc., Young America Corporation, Microban International, Ltd., Totes International, and Hunter Fan Company. Prior to forming Renaissance Brands in 2001, Mr. Fox was Senior vice president of strategy and marketing at Compaq Computer Corporation.

John D. Howard has served as a Director of VS Parent, Inc. since June 2006 and prior to that time, he served as a Director of VS Holdings, Inc. since 2002. He is currently the chief executive officer of Irving Place Capital Management, L.P., a private equity firm focused on making equity investments in middle-market companies. Inc. From its inception in 1997 until 2008, Mr. Howard was the head of Bear Stearns Merchant Banking, an affiliate of Bear, Stearns & Co. Inc and the predecessor to Irving Place Capital Management, L.P., as well as a Senior Managing Director of Bear, Stearns & Co. Inc.. From 1990 to 1997, he was a co-CEO of Vestar Capital Partners, Inc., a private investment firm specializing in management buyouts. Previously he was a senior vice president of Wesray Capital Corporation, a private investment firm specializing in leveraged buyouts. Mr. Howard currently serves as a director of Universal Hospital Services, Inc., as well as a director and member of the Corporate Governance Committee and Compensation Committee of New York & Company, Inc., and as a director of Aéropostale, Inc., both publicly traded companies.

Douglas R. Korn has served as a Director of VS Parent, Inc. since June 2006, and as a Director of VS Holdings, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc. since 2002 and became the Chairman of the Compensation Committee in March 2006. Mr. Korn was appointed to the Nomination and Corporate Governance Committee in January 2007. He is currently a Senior Managing Director of Irving Place Capital Management, L.P., a private equity firm focused on making equity investments in middle-market companies. From 1999 to 2008, Mr. Korn was a Senior Managing Director of Bear, Stearns & Co. Inc. and a Partner and Executive Vice President of Bear Stearns Merchant Banking, an affiliate of Bear, Stearns & Co. Inc and the predecessor to Irving Place Capital Management, L.P. Prior to joining Bear Stearns in January 1999, Mr. Korn was a Managing Director of Eos Partners, L.P., an investment partnership. Mr. Korn previously worked in private equity with Blackstone Group and in investment banking with Morgan Stanley. Mr. Korn is currently a director of several private companies and charitable organizations.

Richard L. Markee has served as a Director of the Board of VS Parent, Inc., since September, 2006, and has been non-executive chairman and Director of the Board since April 2007. Mr. Markee was appointed to the Nomination and Corporate Governance Committee in January 2007. He has been the President of Babies “R” Us since August 2004 and Vice Chairman of Toys “R” Us, Inc. since May 2003. Mr. Markee also served as interim chief executive officer of Toys “R” Us, Inc. and its subsidiaries from July 2005 to February 2006. Mr. Markee served as President of Toys “R” Us U.S. from May 2003 to August 2004. From January 2002 to May 2003, he was executive vice president – president – Specialty Businesses and International Operations of Toys “R” Us. Mr. Markee is currently an Operating Partner of Irving Place Capital Management, L.P., a private equity firm focused on making equity investments in middle-market companies. From 2006 to 2008, Mr. Markee was an Operating Partner of Bear Stearns Merchant Banking, the predecessor to Irving Place Capital Management, L.P.. He has also been a director of Dorel Industries since November 2008. From June 2005 through July 2006, he served on the Board of Directors of The Sports Authority, Inc. From October 1999 to January 2002, he served as Executive vice president, president of Babies “R” Us and the Chairman of Kids “R” Us.

Richard L. Perkal has served as a Director of VS Parent, Inc. since June 2006, and as a Director of VS Holdings, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc. and member of the Audit Committee of VS Parent, Inc. since 2002 (prior to June 12, 2006, of VS Holdings, Inc.). Mr. Perkal was appointed to the Nomination and Corporate Governance Committee in January 2007. Mr. Perkal is currently a Senior Managing Director of Irving Place Capital Management, L.P., a private equity firm focused on making equity investments in middle-market companies. From 2000 to 2008, Mr. Perkal was a Senior Managing Director of Bear, Stearns & Co. Inc. and a Partner of Bear Stearns Merchant Banking, an affiliate of Bear, Stearns & Co. Inc and predecessor to Irving Place Capital Management, L.P.. Prior to joining Bear, Stearns & Co. Inc. in 2000, Mr. Perkal was a senior partner in the law firm of Kirkland & Ellis LLP where he headed the Washington D.C. corporate transactional practice, primarily focusing on leveraged buyouts and recapitalizations. Mr. Perkal currently serves as a director and member of the Nomination & Corporate Governance Committee of New York & Company, Inc., a publicly traded company, as well as several private companies.

Beth M. Pritchard, has served as Director of VS Parent, Inc. since January 2008. Ms. Pritchard served as Vice Chairman of Dean & Deluca until November 2008. Ms. Pritchard joined Dean & Deluca in 2006, having previously served as President and CEO of Organized Living from 2004 until May 2005, when it filed a reorganization petition under Chapter 11 of the federal bankruptcy code and was subsequently liquidated. She also served as President and CEO of Bath & Body Works where she spent 12 years of her career helping to develop it into a specialty retail chain. Ms Pritchard has served on the board of Borders Group, Inc., and currently serves as a director and member of the finance and compensation committees of Ecolab.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our officers, directors and employees. Our board has a separately-designated standing Audit Committee. The members of the Audit Committee are B. Michael Becker (chair), David H. Edwab, John Edmondson and Richard L. Perkal. Although our equity is not currently listed on or with a national securities exchange or national securities association, and we are not required to have an audit committee or to designate any of our Audit Committee members as an audit committee financial expert, we have elected to designate Mr. Becker as an Audit Committee financial expert.

Item 11.	Executive Compensation

Report of the Compensation Committee

We have reviewed and discussed the following Compensation Discussion and Analysis with management. Based on such review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 27, 2008.

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

The Compensation Committee met once in 2008 and twice in 2007. The Compensation Committee’s charter provides that it will (i) develop, approve, and report to the Board regarding the Company’s overall compensation philosophy and strategy, (ii) establish corporate goals and objectives relevant to Chief Executive Officer compensation, evaluate the Chief Executive Officer’s performance in light of those goals and objectives, and determine and approve the Chief Executive Officer’s compensation level based on this evaluation, (iii) review and approve the compensation structure for the other executive officers and review and approve the Chief Executive Officer’s recommendations with respect to executive officer compensation, (iv) oversee Chief Executive Officer and executive succession planning and development, and (v) make recommendations to the Board with respect to director compensation. In addition to the committee members, in the past the Chief Executive Officer, the President and Chief Merchandising Officer, the Chief Financial Officer and Chief Operating Officer, the Corporate Secretary/General Counsel and the Vice President of Human Resources have attended its meetings, and other officers from the Company may be asked to attend from time to time as the committee deems appropriate. Other members of the Board of Directors have also attended the Compensation Committee’s meetings. The Compensation Committee makes reports to the full Board of Directors based on its activities and, for certain activities, such as the granting of options, the Compensation Committee will make recommendations to the full Board for approval.

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

Though we are currently not a publicly-owned company, our stock-based compensation provides a means for our executives to obtain a degree of ownership of our Company, through ownership in our parent company, VS Parent, Inc., and therefore align corporate and individual goals. The issuance of equity compensation is generally not based on performance but rather is a component of each officer’s initial compensation offering package (see narrative below accompanying the Summary Compensation Table for details), as well as for promotions, further compensation incentives, and retention. As cash bonuses are based on both individual and company-wide performance and objectives, we offer a market-competitive base salary for the executive position so as to mitigate the volatility we may experience with regards to overall performance and objectives. It is our philosophy that bonuses are to be used to provide an added incentive to meet additional objectives which exceed ordinary expectations and not as salary itself.

Compensation Benchmarking

Review of External Data

In 2004 we retained the services of an outside compensation consulting firm, Compensation Resources, Inc., to assess the market ranges of total compensation for our executive positions. We have not subsequently employed these or any similar services to review total compensation. At the time market ranges were assessed in determining our executives’ total compensation packages, we targeted a competitive level of the total compensation value of a comprehensive benchmark analysis. Compensation Resources, Inc. utilized fifteen benchmark surveys covering both retail and non-retail positions. Each year subsequent to the above analysis, the Compensation Committee has reviewed the total compensation package of each named executive officer based upon the recommendations of the Chief Executive Officer and such outside consultants as the Compensation Committee may deem appropriate. We determined, and continue to believe, that we should be market competitive with compensation and should align our compensation packages with our business goals and objectives. However, we strongly believe in engaging the best talent in critical functions, and this may entail negotiations with individual executives who have significant compensation and/or retention packages in place with other employers. In order to attract such individuals, the Compensation Committee may from time to time determine that it is in the Company’s best interests to negotiate compensation packages that deviate from the general principle of targeting a competitive compensation package, including compensating an executive for bonuses and/or other incentives that the executive may forfeit upon leaving a prior position. Similarly, the Compensation Committee may determine to provide compensation outside of the normal cycle to certain individuals to address retention issues.

In December 2006 the Compensation Committee engaged The Hay Group for the purpose of reviewing the Company’s bonus program (as described below in “Elements of Compensation”). The Hay Group was chosen as they conduct an annual survey of total compensation in the retail industry covering over 70 companies. Based upon the results of their review, the Compensation Committee recommended to the Board, and the Board adopted, certain revisions to the Company’s bonus plan for fiscal year 2007 and subsequent years, including revisions to the target bonus percentage for our named executive officers who are vice presidents, and a revised payout formula for exceeding or failing to achieve the Company’s target objectives by a pre-defined amount. Based upon a review of the compensation arrangements discussed below, we believe that the value and design of our executive compensation program adequately addresses our goals and compensation philosophy.

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

The Company-wide dollar target necessary for the issuance of cash bonuses for Fiscal 2008, was an internal EBITDA target of $60.5 million. Internal EBITDA represents net income before provision for income tax, interest income and expense, depreciation and amortization, and deferred rent expense, as well non-cash stock-compensation expense, management fees to IPC Manager II, LLC, and certain other unusual items. For Fiscal 2008, the internal EBITDA target was met and the individual target bonuses were 50% of base salary for the President and Chief Merchandising Officer, and Chief Financial Officer and Chief Operating Officer, and 30% of base salary for the other named executive officers. With the exception of our Chief Executive Officer, whose annual bonus is established by the Compensation Committee in a manner consistent with his employment contract, annual bonuses are determined based on the guidelines of our Management Incentive Plan (“MIP”). Pursuant to his employment agreement, the Chief Executive Officer’s target bonus is 100% of his base salary. Bonuses for Fiscal 2009 will continue to be based on internal EBITDA and similar methodologies employed in prior years, along with an adjustment for capital employed during the year.

In Fiscal 2008, the Compensation Committee determined that the Chief Executive Officer earned 95% of his target bonus and each other named executive officers, except the Vice President and General Manger- Direct, earned 100% of their target bonus as described below. This resulted in a payout to the Chief Executive Officer of 95% of his base salary; to each of the President, and Chief Merchandising Officer and the Chief Financial Officer and Chief Operating Officer of 50% of his base salary; and to the Vice President of Finance of 30% of his base salary. The Vice President and General Manager –Direct earned 90% of his target bonus of 30% of his base salary. In Fiscal 2007, the Compensation Committee determined that the Chief Executive Officer earned 85% of his target bonus and each other named executive officer earned 100% of his target bonus. This resulted in a payout to the Chief Executive Officer of 85% of his base salary; to each of the President and Chief Merchandising Officer and the Chief Financial Officer and Chief Operating Officer of 50% of his base salary; and to the Vice President of Finance of 30% of his base salary. The Vice President and General Manager –Direct received an aggregate bonus of 30% of his base salary, consisting of the guaranteed bonus provided for in his employment contract and a portion of the Company’s MIP bonus. In 2006 our Company’s financial performance was such that the Chief Executive Officer earned 100% of his target bonus and all other named executive officers earned 130% of their target bonus. This resulted in a payout to the Chief Executive Officer of 100% of his base salary; to the President and Chief Merchandising Officer of 65% of his base salary; and to each other named executive officer who worked for the Company that year of 32.5% of his base salary.

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

Participant’s Target Bonus. Each position has a target bonus, which is a percentage of the individual’s base salary. The target bonus for the Chief Executive Officer was established pursuant to his employment contract at 100% of his base salary. In 2008, these target objectives were 50% of base salary for both the President and Chief Merchandising Officer, and the Chief Financial Officer and Chief Operating Officer, and 30% of base salary for the other named executive officers. The participant’s target bonus is divided into two components: corporate objectives, which aggregate to 75% of the participant’s target bonus, and individual objectives, which aggregate to 25% of the participant’s target bonus.

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

Individual Objectives. The individual component of the bonus is customized to each individual’s position at the Company. In 2006 a named executive officer could satisfy some of his individual performance objectives even if the Company did not satisfy its performance objectives and receive a bonus payment under the MIP. Effective for Fiscal 2007 and Fiscal 2008 the MIP was further revised, and if our Company does not achieve 95% of its Company performance objective, individual performance bonuses will not be paid.

Corporate Multiplier. In Fiscal 2006 and prior, the MIP provided that if the corporate performance objective was exceeded, there would be an increase in the bonus payout based upon step increments. Beginning in Fiscal 2007 and continuing through Fiscal 2008, the bonus payout ranged from 50% to 150% of the participant’s target bonus based upon the achievement of certain corporate performance objectives. In addition, we have also determined that for Fiscal 2007 and subsequent years, if we attain between 95% and 100% of the corporate performance objectives, but if we do not show improvement in the operating (non-sales) components of our business, there will be no payments under the MIP.

Individual Bonus Plans. On occasion, we have determined that it is desirable to adopt an individualized bonus plan for certain executives in order to entice them to leave alternate employment. We adopted such a plan for Mr. Weiss, our Vice President and General Manager- Direct, which is more fully set forth in his employment agreement, described in the narrative accompanying the Summary Compensation Table.

Long-term Incentive Compensation. Granting stock options encourages our executives to focus on our Company’s future success. Our parent company, VS Parent, Inc., issues grants for stock options under the Amended and Restated 2006 Stock Option Plan of VS Parent, Inc. (the “2006 Plan”). The predecessor plan was the 2002 Stock Option Plan of VS Holdings, Inc., which was converted in June 2006 into the 2006 Plan in connection with the formation and merger of VS Parent, Inc. Our named executive officers and certain outside directors participate in the 2006 Plan. The number of grants recipients receive is generally based on their particular position within the Company. In the case of certain named executive officers the number of options was a negotiated part of their individual employment packages, which are detailed in the “Grants of Plan Based Awards” discussion. All grants to officers require the approval of our Board.

Other. Perquisites are awarded on a case by case basis based on individual employment agreements. They are determined based on a given hiring situation and approved by the Compensation Committee and Board. Compensation components classified as Other that are offered to the named executive officers along with all employees of Vitamin Shoppe include a 401(k) plan with a Company match, and Company-paid disability and life insurance.

For Fiscal 2008 we did not have a pension program for our employees.

We adopted a deferred compensation plan in Fiscal 2007 for senior level employees. The authorization for such plan prohibits any Company contributions on behalf of any officer (other than the voluntary election to defer the payment of a portion of such individual’s salary) without further Compensation Committee authorization. There were no Company contributions authorized during Fiscal 2007 or Fiscal 2008.

Compensation Recovery Policies

Recoupment of Certain Sign-on/Relocation Bonuses. As of December 27, 2008, we had no outstanding recoupment arrangements with any of our named executives.

Ownership Guidelines

Share Retention Guidelines. In October 2002, our Chief Executive Officer, Mr. Thomas Tolworthy, borrowed the sum of $1.5 million dollars on a partial recourse basis from VS Holdings, Inc. to assist with the purchase of 75,750 shares of the Company’s common stock and 9,343 shares of preferred stock so that the Chief Executive Officer had an aggregate level of ownership appropriate to his position. The note bears interest at 3.06% and of the $1.5 million borrowed the Company has recourse on $375,000. At the time the Company was organized, Mr. Tolworthy, who was then the President and Chief Operating Officer of the Company, purchased his current interest in the equity of the Company. VS Holdings, Inc. has since assigned the note evidencing this debt to VS Parent, Inc. In July 2008, the Company paid a dividend to VS Parent, Inc., its parent company, of approximately $562,000. This dividend was used for the redemption of 358 of VS Parent, Inc.’s preferred shares including the associated preferred dividends in arrears held by Mr. Tolworthy). To date, we have not established any guidelines that would require any of our named executive officers to own stock in VS Parent, Inc.

We currently have no trading policies as our stock is presently not offered to the public. All of the stock is subject to the terms and provisions of that certain Amended and Restated Securityholders Agreement by and among all of our shareholders.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $ (1)	Non-Equity Incentive Plan Comp $	All Other Compensation $	Total $

Thomas Tolworthy Chief Executive Officer	2006	475,000	475,000	—	—	—	24,562	974,562
	2007	506,214	425,000	—	—	—	26,335	957,549
	2008	512,404	487,011				26,366	1,025,781

Michael Archbold (2) Chief Financial Officer and Chief Operating Officer	2006	—	—	—	—	—	—	—
	2007	320,192	225,000	—	3,875,281	—	263	4,420,736
	2008	461,245	230,623				9,276	701,144

Anthony N. Truesdale (2) President and Chief Merchandising Officer	2006	337,500	292,500	—	2,238,429	—	158,125	3,026,554
	2007	471,154	235,577	—	—		11,818	718,549
	2008	486,825	243,413				11,583	741,821

Cosmo La Forgia VP, Finance	2006	254,000	82,550	—	—	—	18,239	354,789
	2007	267,661	80,160	—	11,715		10,315	369,851
	2008	273,816	82,216				10,761	366,793

Louis Weiss VP, General Manager- Direct	2006	—	—	—	354,565	—	—	354,565
	2007	295,385	90,000	—	—		413	385,798
	2008	340,385	91,904		324,999		11,444	768,732

(1)	The value of option awards granted to our named executive officers has been estimated pursuant to requirements under SFAS No. 123(R) for grants issued subsequent to December 31, 2005, and SFAS No. 123 for those granted prior to January 1, 2006. All grants issued to Mr. Tolworthy and those grants issued to Mr. La Forgia prior to 2007 were valued under SFAS No. 123, as they were granted prior to the adoption of SFAS No. 123(R), and thus have not been recorded as compensation expense in our consolidated financial statements. The remainder were valued under SFAS No. 123(R), as they were granted subsequent to the adoption of SFAS No. 123(R), and as such have been recorded as compensation expense in our consolidated financial statements. The assumptions used for estimating the fair value for those compensatory grants, are outlined in Note 4 to our financial statements. The weighted average fair value of our options granted during Fiscal 2008, Fiscal 2007, and Fiscal 2006 calculated pursuant to SFAS No. 123(R), was $14.74, $13.10 and $6.09, respectively. See Note 3, “Summary of Significant Accounting Policies — Stock-Based Compensation.” for further discussion.
(2)	Mr. Archbold’s Fiscal 2007 compensation represents amounts earned commencing in April 2007, his month of hire, through December 2007. Mr. Truesdale’s Fiscal 2006 compensation represents amounts earned commencing in April 2006, his month of hire, through December 2006. These amounts do not represent a full year’s compensation.

Perquisites Table

		Mr. Tolworthy	Mr. Archbold	Mr. Truesdale	Mr. La Forgia	Mr. Weiss
Car Allowance (1)	2006	$12,000			$7,200
	2007	12,000
	2008	12,000

Life Insurance Premiums (2)	2006	540		360	540
	2007	450	263	450	450	413
	2008	450	450	450	450	450

Relocation Allowance	2006			82,500
	2007
	2008

401(k) Company Contribution	2006	12,022			10,499
	2007	13,885		11,368	9,865
	2008	13,916	8,826	11,133	10,311	10,994

Miscellaneous (3)	2006			75,265
	2007
	2008

Totals	2006	$24,562	$—	$158,125	$18,239	$—
Totals	2007	$26,335	$263	$11,818	$10,315	$413
Totals	2008	$26,366	$9,276	$11,583	$10,761	$11,444

(1)	Mr. La Forgia’s car allowance was integrated into his salary beginning in 2007.
(2)	The amounts shown represent premiums paid by the Company on behalf of the Executive.
(3)	Represents the grossed-up taxes paid on relocation allowance

Employment Agreements

As of December 27, 2008, all of our named executive officers were employed with us pursuant to written employment agreements.

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

Mr. Truesdale. Mr. Truesdale’s employment agreement, dated April 11, 2006, sets forth a three year term (the “Initial Term”) and automatic renewal for up to three successive one year periods unless either Mr. Truesdale or the Company notifies the other of intent not to renew the agreement. The agreement provides for an annual base salary and an annual bonus based on achievement of Company performance objectives, as well as a relocation bonus. This relocation bonus which totaled $157,765, $82,500 for relocation fees and $75,265 for income tax gross-up. Mr. Truesdale’s agreement provides for severance payments upon termination of his employment without “cause” (as such term is defined in the agreement) conditioned upon Mr. Truesdale delivering a general release in favor of the Company. The severance provisions provide that Mr. Truesdale will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary through the earlier of (x) twelve months after the date of termination and (y) the last day of either the Initial Term or the renewal term, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if he has worked for the Company for at least six months during such year, a portion of bonus for the calendar year in which employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer. If Mr. Truesdale resigns his employment due to a “change of control” of the Company followed within twelve months by a material adverse change in status (as such terms are defined in the agreement), the severance provisions provide that he will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary for twelve months after the date of termination, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if he has worked for the Company for at least six months during such year, a portion of the bonus for the calendar year in which employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer.

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

Mr. Weiss. Mr. Weiss’s employment agreement, dated January 15, 2007, sets forth a three year term (the “Initial Term”) and automatic renewal for up to three successive one year periods unless either Mr. Weiss or the Company notifies the other of intent not to renew the agreement. The agreement provides for an annual base salary, with a guaranteed increase of $50,000 after one year of employment, and an annual bonus based on achievement of Company performance objectives, as well as an additional guaranteed bonus for 2007 not subject to the terms of the standard annual performance-based plan. Mr. Weiss is also entitled to an additional bonus equal to 5% of the incremental EBIDTA related to the Company’s Direct business, the amount of which shall be reduced by the additional guaranteed bonus. In addition, Mr. Weiss was granted an additional 24,000 stock option grants effective January 1, 2008. Mr. Weiss’s agreement provides for severance payments upon termination of his employment without “cause” (as such term is defined in the agreement) conditioned upon Mr. Weiss delivering a general release in favor of the Company. The severance provisions provide that Mr. Weiss will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary through the earlier of (x) twelve months after the date of termination and (y) the last day of either the Initial Term or the renewal term, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if he has worked for the Company for at least six months during such year, a portion of bonus for the calendar year in which employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer. If Mr. Weiss resigns his employment due to a material adverse change in status (as such term is defined in the agreement), the severance provisions provide that he will receive, subject to compliance with certain non-compete, non-solicitation and other obligations, an amount equal to (i) his annual base salary for twelve months after the date of termination, (ii) the full amount of any unpaid bonus in respect of the immediately prior calendar year, (iii) if he has worked for the Company for at least six months during such year, a portion of the bonus for the calendar year in which employment is terminated, and (iv) the other benefits provided to him under his employment agreement, until the earlier of (x) twelve months or (y) the time when he becomes eligible for such benefits offered by any subsequent employer.

Grants of Plan Based Awards

We award equity grants under the VS Parent 2006 Stock Option Plan, as amended. The plan provides for grants of stock options to certain of our directors, officers, consultants and employees of VS Parent, and VS Holdings and its subsidiaries. The plan is administered by the Board of Directors of VS Parent. A total of 2,046,041 shares of common stock of VS Parent were available for issuance under the plan as of December 27, 2008 in four separate tranches consisting of Tranche A Options, Tranche B Options, Tranche C Options and Tranche D Options. As of December 27, 2008, options to purchase 1,952,056 shares of common stock were outstanding under the plan. The stock options are generally exercisable at no less than the fair market value on the date of grant. Generally, options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The stock options have a maximum term of 10 years. Vested grants are exercisable 30 days from the date of termination of employment without cause. There are no additional factors affecting ability to exercise other than the general vesting terms.

The following table details the stock option grants to the named executive officers that are outstanding at December 27, 2008:

Grants of Stock Based Awards

Name	Grant Date	Number of Option Awards	Exercise Price of Awards ($/sh)	Fair Value of Grant ($)
Thomas Tolworthy	11/27/2002	204,604	10	1.54
	11/27/2002	68,201	20	—
	11/27/2002	68,201	25	—
	11/27/2002	68,201	30	—
Michael Archbold	4/16/2007	200,000	24	13.39
	4/16/2007	50,000	25	13.10
	4/16/2007	50,000	30	12.01
Anthony Truesdale	4/2/2006	195,626	11	6.85
	4/2/2006	65,208	20	5.34
	4/2/2006	65,208	25	4.72
	4/2/2006	65,208	30	4.23
Cosmo La Forgia	7/1/2003	18,414	10	1.00
	7/1/2003	6,138	20	—
	7/1/2003	6,138	25	—
	7/1/2003	6,138	30	—
	2/25/2007	500	20	8.79
	2/25/2007	500	25	7.87
	2/25/2007	500	30	7.11
Louis Weiss	12/29/2006	24,000	14	8.42
	12/29/2006	8,000	20	7.29
	12/29/2006	8,000	25	6.52
	12/29/2006	8,000	30	5.89
	1/1/2008	20,000	28	14.33
	1/1/2008	4,000	30	13.88

Those grants issued prior to January 2006 were not subject to the provisions of SFAS 123(R). As such they were valued using the minimum value method for equity share options for pro forma disclosure purposes only, and do not reflect the same fair value they would have had they been valued under the provisions of SFAS 123(R).

The table below outlines the vesting details of outstanding options at December 27, 2008:

Outstanding Equity Awards at December 27, 2008

Name	Number of Shares Underlying Unexercised Options Exercisable (#)	Number of Shares Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Thomas Tolworthy	204,604	—	10.00	11/27/2012
	68,201	—	20.00	11/27/2012
	68,201	—	25.00	11/27/2012
	68,201	—	30.00	11/27/2012
Michael Archbold	50,000	150,000	23.80	4/29/2017
	12,500	37,500	25.00	4/29/2017
	12,500	37,500	30.00	4/29/2017
Anthony Truesdale	97,813	97,813	11.47	4/1/2016
	32,604	32,604	20.00	4/1/2016
	32,604	32,604	25.00	4/1/2016
	32,604	32,604	30.00	4/1/2016
Cosmo La Forgia	18,414	—	10.00	7/1/2013
	6,138	—	20.00	7/1/2013
	6,138	—	25.00	7/1/2013
	6,138	—	30.00	7/1/2013
	125	375	20.00	2/24/2017
	125	375	25.00	2/24/2017
	125	375	30.00	2/24/2017
Louis Weiss	6,000	18,000	14.33	12/29/2016
	2,000	6,000	20.00	12/29/2016
	2,000	6,000	25.00	12/29/2016
	2,000	6,000	30.00	12/29/2016
	—	20,000	28.31	1/1/2008
	—	4,000	30.00	1/1/2008

Option Exercise and Stock Vested

There were no stock options exercised during Fiscal 2008 by our executives. We do not award equity-based grants other than stock options.

Pension Benefits

We currently do not have a pension program for our employees.

Nonqualified Deferred Compensation

We did not have a nonqualified deferred compensation program for our employees during Fiscal 2006. During Fiscal 2007 we adopted a nonqualified deferred compensation plan for senior level employees. The authorization for such plan prohibits any Company contributions on behalf of any officer (other than the voluntary election to defer the payment of a portion of such individual’s salary) without further Compensation Committee authorization. There were no Company contributions authorized during Fiscal 2007 or Fiscal 2008.

Director Compensation

We had eleven directors at December 27, 2008. During Fiscal 2008, we had seven Directors who received compensation. Messrs. Howard, Perkal and Korn, who are executives with Irving Place Capital Partners II, L.P., do not receive any compensation for their services on our Board. Similarly, Mr. Tolworthy, who also serves as a director, does not receive any compensation for his services on our Board. We offer to each other member of our Board $5,000 per quarter, $1,000 for each quarterly Board meeting attended, and $1,000 per each Board committee meeting attended. In addition, those other directors are each issued 15,000 stock-option grants upon acceptance of their offer as Director. These grants are subject to the same terms as those of every Vitamin Shoppe employee as described in 2006 Plan narrative.

The following table details the compensation paid to our Directors in Fiscal 2008:

Director Compensation Table

Name	Total ($)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)
B. Michael Becker	65,444	27,000	—	38,444	—	—

John H. Edmondson	49,361	29,000	—	20,361	—	—

David H. Edwab	38,000	38,000	—	—	—	—

Bernard D. Feiwus	73,444	26,000	—	47,444	—	—

Douglas B. Fox	33,000	33,000		—	—	—

John D. Howard	—		—	—	—	—

Douglas R. Korn	—	—	—	—	—	—

Richard Markee	47,985	26,000	—	21,985	—	—

Richard L. Perkal	—	—	—	—	—	—

Beth M. Pritchard	58,444	20,000	—	38,444	—	—

Mr. Becker attended four board meetings and five committee meetings during Fiscal 2008. In 2008 Mr. Becker was granted 15,000 stock options in accordance with our standard director compensation agreement at a weighted average exercise price of $28.59.

Mr. Edmondson attended five board meetings and four committee meetings during Fiscal 2008. In 2006 Mr. Edmondson was granted 15,000 stock options in accordance with our standard director compensation agreement at a weighted average exercise price of $18.16.

Mr. Edwab attended five board meetings and four committee meetings during Fiscal 2008. In 2005 Mr. Edwab was granted 15,000 stock options in accordance with our standard director compensation agreement at a weighted average exercise price of $18.85. There was no expense related to these grants in Fiscal 2008 as they were granted prior to the adoption of SFAS No. 123(R).

Mr. Feiwus attended five board meetings during Fiscal 2008. In 2007 Mr. Feiwus was granted 15,000 stock options in accordance with our standard director compensation agreement at a weighted average exercise price of $25.36.

Mr. Fox attended five board meetings and four committee meetings during Fiscal 2008. In 2005 Mr. Fox was granted 15,000 stock options in accordance with our standard director compensation agreement at a weighted average exercise price of $19.10. There was no expense related to these grants in Fiscal 2008 as they were granted prior to the adoption of SFAS No. 123(R).

Mr. Markee attended four quarterly meetings and an additional 2009 planning meeting in Fiscal 2008. In 2006 Mr. Markee was granted 15,000 stock options in accordance with our standard director compensation agreement at a weighted average exercise price of $18.61. Mr. Markee also serves as non-executive Chairman of the Board of Directors.

Ms. Pritchard attended four quarterly meetings during Fiscal 2008. In 2008 Ms. Pritchard was granted 15,000 stock options in accordance with our standard director compensation agreement at a weighted average exercise price of $28.59.

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

Cash Severance
Thomas Tolworthy	$600,000
Anthony Truesdale	490,000
Michael Archbold	464,000
Cosmo La Forgia	275,000
Louis Weiss	350,000

The foregoing does not include any severance payments that would relate to bonuses that can not be determined at this point in time.

We are not obligated to make any cash payment or provide continued benefits to the named executive officers, other than certain vested retirement plans, if their employment is terminated by us for cause or by the executive without cause.

In addition to cash payments and insurance continuation, pursuant to our 2006 stock option plan, all unvested outstanding stock option grants vest immediately upon a change in control. Messrs. Archbold, Truesdale, La Forgia, and Weiss hold options that would vest upon any change in control, all of which are compensatory options which would impact our statements of operations. Accordingly, assuming a change in control were to take place on January 1, 2009, the unamortized stock option expense relating to the following individuals would be charged to the Company’s statement of operations immediately following the change in control:

Value of Accelerated Equity Awards(1)
Anthony Truesdale	$675,776
Michael Archbold	$2,140,164
Cosmo La Forgia	$6,084
Louis Weiss	$414,478

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

The following table sets forth, as of December 27, 2008 information concerning the beneficial ownership of the capital stock of our parent VS Parent, Inc. by:

•	each holder of more than 5% of any class of voting stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership is based upon 7,617,000 shares of VS Parent, Inc. common stock and 79,502 shares of our preferred stock outstanding as of December 27, 2008. Each of the persons set forth below has sole voting power and sole investment power with respect to the shares set forth opposite his or her name, except as otherwise noted. Unless otherwise noted, the address of each stockholder is c/o Vitamin Shoppe, 2101 91st Street North Bergen, NJ 07047. The following table includes shares of VS Parent, Inc. common stock issuable within 60 days of December 27, 2008 upon the exercise of all options and other rights beneficially owned by the indicated person on that date.

NAME OF BENEFICIAL OWNER	COMMON STOCK BENEFICIALLY OWNED	PERCENT OF CLASS	PREFERRED STOCK BENEFICIALLY OWNED	PERCENT OF CLASS
IPC/Vitamin, LLC (1)	6,092,000	80.0%	60,920	76.6%
Horowitz Family (2)	750,000	9.8%	7,500	9.4%
Executive Officers and Directors:
Thomas A. Tolworthy	559,207	7.0%	1,142	1.4%
Anthony N. Truesdale	195,625	2.5%	—	—
Michael Archbold	75,000	—	—	—
Cosmo La Forgia	37,578	*	—	—
Louis Weiss	30,000	*	—	—
John D. Howard (1)	6,092,000	80.0%	60,920	76.6%
David H. Edwab	11,250	*	—	—
Richard L. Perkal (3)	—	—	—	—
Douglas R. Korn (4)	—	—	—	—
Douglas B. Fox	11,250	*	—	—
John H. Edmondson	7,500	*	—	—
Ricard L.Markee	7,500	*	—	—
Bernard D. Feiwus	3,750	—	—	—
B. Michael Becker	—	—	—	—
Beth M. Pritchard	—	—	—	—

All named directors and executive officers as a group (15 persons)	7,030,660	83.6%	62,420	78.5%

*	Represents less than 1%.
(1)	Mr. Howard, by virtue of his status as the sole member of JDH Management, LLC, may be deemed to share beneficial ownership of shares owned by IPC/Vitamin, LLC. Mr. Howard and IPC Manager II, LLC share investment and voting power with respect to such shares. Mr. Howard is employed by Irving Place Capital Management, L.P., a private equity firm. His business address is 277 Park Avenue, New York, New York 10172.
(2)	The Horowitz Family consists of Jeffrey Horowitz, Helen Horowitz and two family trusts. Other than the shares held in the family trusts, Jeffrey Horowitz disclaims beneficial ownership of shares held by Helen Horowitz, and Helen Horowitz disclaims beneficial ownership of shares held by Jeffrey Horowitz. The business address for each stockholder identified in this footnote is c/o Fried, Frank, Harris, Shriver and Jacobson LLP, One New York Plaza, New York, New York 10004 and the telephone number is (212) 859-8000.
(3)	Mr. Perkal is employed by Irving Place Capital Management, L.P., a private equity firm. His business address is 277 Park Avenue, New York, New York 10172.
(4)	Mr. Korn is employed by Irving Place Capital Management, L.P., a private equity firm. His business address is 277 Park Avenue, New York, New York 10172.

Item 13.	Certain Relationships, Related Transactions and Director Independence

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

The securityholders agreement also provides that the parties thereto must vote their securities to elect a board of directors of VS Parent, Inc. which must be comprised of:

•	three persons designated by the securityholders who are affiliates of Irving Place Capital Manager, L.P. (the “Irving Place Directors”);

•	Thomas A. Tolworthy, for so long as he serves as an executive officer of our Company; and

•	two persons possessing relevant industry experience or operational expertise as designated by the securityholders who are affiliates of Irving Place Capital Manager, L.P..

We increased the number of directors possessing relevant industry experience or operational expertise from two to five, making the board of directors at December 27, 2008, a total of 11 members.

In addition, the securityholders agreement provides that Irving Place Directors shall comprise a majority of the directors on the board of directors of VS Parent, Inc., its subsidiary VS Holdings, Inc. along with any of the subsidiaries of VS Holdings, Inc., and of any committee of the board of VS Parent, Inc. or any of its subsidiaries.

The securityholders agreement also gives the securityholders certain rights with respect to registration under the Securities Act of shares of VS Parent, Inc. securities held by them, including certain demand registration rights. To exercise their demand registration rights, the holders of such rights must request that VS Parent, Inc. effect a registration under the Securities Act in a firmly underwritten public offering. Upon receipt of such request, VS Parent, Inc. shall use its best efforts to effect the registration on any form available to it. Irving Place Capital Manager, L.P. and its affiliates may make up to four demand registrations on Form S-1 or S-2 and unlimited demand registrations on Form S-3. Other holders of demand registration rights may make one demand registration each.

Advisory Services Agreement

We and IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC), an affiliate of Irving Place Capital Management, L.P., are parties to an advisory services agreement, pursuant to which general advisory and management services are to be provided to us with respect to financial and operating matters. Under the terms of the advisory services agreement, at the closing of the acquisition of our Company by IPC in 2002, we paid a transaction fee equal to $4,575,000 in connection with services rendered in connection with the acquisition. We also pay fees for ongoing advisory and management services equal to the greater of $187,500 or 0.25% of our gross sales for the preceding fiscal quarter. Such fees are paid each quarter. Amounts paid for the Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 were approximately $1,527,000, $1,365,000, and $1,264,000, respectively. The advisory services agreement also provides that the advisors will be reimbursed for their reasonable out of pocket expenses in connection with certain activities undertaken pursuant to the agreement and will be indemnified for liabilities incurred in connection with their role under the agreement, other than for liabilities resulting from their gross negligence or willful misconduct.

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

Board of Directors

The board of directors of our parent company, VS Parent, Inc., at December 27, 2008, is composed of 11 directors. Because affiliates of IPC own more than 50% of the voting common stock of VS Parent, we would be a “controlled company” within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules, which would qualify us for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including the requirement that the board of directors be composed of a majority of independent directors. Our board of directors is currently composed of three directors, none of whom would qualify as independent.

Item 14.	Principal Accountant Fees and Services

Aggregate fees for professional services rendered for the Company by Deloitte & Touche LLP for Fiscal 2008 and 2007 were:

FEE TYPE	2008	2007
Audit	$577,445	$564,500
Audit-related	—	225,000
Tax	32,500	22,600

Total	$609,945	$812,100

Audit Fees. Audit fees for Fiscal 2008 and Fiscal 2007 were $577,445 and $564,500, respectively, for the annual audit of the consolidated financial statements.

Audit-Related Fees. Audit-related fees are comprised of assurance and related services that are traditionally performed by the external auditor. Deloitte & Touche LLP billed the Company $225,000 in Fiscal 2007 for audit-related professional services. There were no audit-related fees billed in Fiscal 2008. For 2007, these fees included assurance work related to the filing of our registration statement on Form S-1.

Tax Fees. Tax fees relate primarily to assistance of sales and use tax issues in Fiscal 2008,and in Fiscal 2007. Tax fees for Fiscal 2008 and Fiscal 2007 were $32,500 and $22,600, respectively.

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form 10-K:

1. The following consolidated financial statements listed below are filed as a separate section of this annual report on Form 10-K commencing on page 62:

Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

Consolidated Balance Sheets as of December 27, 2008 and December 29, 2007.

Consolidated Statements of Operations for the Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006.

Consolidated Statements of Stockholders’ Equity for the Fiscal years ended December 27, 2008, December 29, 2007, and December 30, 2006.

Consolidated Statements of Cash Flows for the Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006.

Notes to Consolidated Financial Statements for the Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006.

2. Exhibits

Included in this Form 10-K:

EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of VS Holdings, Inc.*†

3.4	Amended and Restated By-Laws of VS Holdings, Inc. †

4.1	Indenture dated as of November 15, 2005, by and among Vitamin Shoppe Industries Inc., VS Holdings, Inc. and VS Direct Inc., as Guarantors, and Wilmington Trust Company, as Trustee.†

4.2	Registration Rights Agreement dated as of dated as of November 15, 2005, by and among Vitamin Shoppe Industries Inc., VS Holdings, Inc. and VS Direct Inc., as Guarantors, and Bear Stearns, BNP Paribas Securities Corp., Banc of America Securities LLC, Jefferies & Company, Inc. and Rothschild Inc., as Initial Purchasers.†

4.3	Form of Second Priority Senior Secured Floating Rate Note due 2012.†

10.10	Collateral Account Notification and Acknowledgement dated as of January 15, 2006, by and between Vitamin Shoppe Industries Inc., Wachovia Bank National Association and Bank of America, N.A.†

10.11	Third Amended and Restated Employment and Non-Competition Agreement, dated as of June 12, 2006, between Thomas Tolworthy, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.*†

10.13	Side Letter, dated as of July 22, 2005, to Non-Competition Agreement between VS Holdings, Inc. and Wayne M. Richman.*†

10.14	Side Letter, dated as of September 6, 2005, to Non-Competition Agreement between VS Holdings, Inc. and Wayne M. Richman.*†

10.17	Amended and Restated Employment and Non-Competition Agreement, dated as of June 12, 2006, between Anthony Truesdale and VS Parent, Inc., Vitamin Shoppe Industries Inc., VS Holdings, Inc. *†

10.18	Amendment to Employment Agreement, dated as of June 12, 2006, between Cosmo La Forgia, VS Parent, Inc., Vitamin Shoppe Industries Inc. and VS Holdings, Inc.*†

10.19	Vitamin Shoppe Industries Inc. Management Incentive Plan, dated as of February 28, 2006.*†

10.20	Vitamin Shoppe Industries Inc. Management Incentive Plan, dated as of March 7, 2005.*†

10.21	Form of Employment Agreement between executive officer, VS Parent, Inc., Vitamin Shoppe Industries Inc. and VS Holdings, Inc.*†

10.22	Lease Agreement, dated as of May 2, 2002, between Hartz Mountain Industries, Inc. and Vitamin Shoppe Industries. Inc.†

10.23	Purchase Agreement, dated as of November 1, 2004, between Natures Value, Inc. and Vitamin Shoppe Industries Inc.†

10.24	Advisory Services Agreement, dated as of November 27, 2002, by and among IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC), VS Holdings, Inc., and Vitamin Shoppe Industries Inc.†

10.25	Amendment No. 1 to Advisory Services Agreement, dated as of June 12, 2006, by and among VS Holdings, Inc., Vitamin Shoppe Industries Inc., IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC) and VS Parent, Inc.†

10.26	Professional Services Agreement, dated as of November 2005, by and between Vitamin Shoppe Industries Inc. and Renaissance Brands, Ltd.†

10.27	Project Agreement, dated as of November 2005, by and between Vitamin Shoppe Industries Inc. and Renaissance Brands, Ltd.†

10.28	Mutual Confidentiality Agreement, dated as of November 2005, by and between Vitamin Shoppe Industries Inc. and Renaissance Brands, Ltd.†

10.29	Employment and Non-Competition Agreement, dated as of January 15, 2007, between Louis Weiss, VS Parent, Inc., VS Holdings, Inc., VS Direct Inc., and Vitamin Shoppe Industries Inc. (Incorporated by reference to Exhibit to the Current Report on Form 8-K filed on January 16, 2007).*

10.30	Third Amended and Restated Employment and Non-Competition Agreement, dated as of February 28, 2007, between Thomas Tolworthy, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc. (Incorporated by reference to the Exhibit to the Current Report on Form 8-K, filed on March 6, 2007).*

10.31	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Michael G. Archbold, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.*‡

10.32	Second Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Cosmo La Forgia, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.* ‡

10.33	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Louis H. Weiss, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.* ‡

10.34	Second Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Ronald M. Neifield, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.* ‡

10.35	Fourth Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Thomas Tolworthy , VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.* ‡

10.36	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Anthony Truesdale, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.* ‡

10.37	Third Amended and Restated Employment and Non-Competition Agreement, dated as of March 6, 2008, between Cosmo La Forgia, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.* ‡

21.1	Subsidiaries of the Registrant.†

31.1	Certification of Thomas A. Tolworthy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael G. Archbold pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer.

*	Management contract or compensation plan or arrangement.
†	Incorporated by reference to the Exhibit to Registration Statement No. 333-134983 on Form S-4 filed on June 13, 2006, as amended.
‡	Incorporated by reference to the Exhibits to the Annual report on Form 10-K for the Fiscal year ended December 29, 2007, as filed with the Securities and Exchange Commission on March 28, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2009.

VS HOLDINGS, INC.

By:	/s/ Thomas A. Tolworthy
Thomas A. Tolworthy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ THOMAS A. TOLWORTHY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2009
Thomas A. Tolworthy

By:	/s/ MICHAEL G. ARCHBOLD	Chief Financial Officer and Chief Operating Officer	March 19, 2009
	Michael G. Archbold	(Principal Financial and Accounting Officer)

By:	/s/ DOUGLAS R. KORN	Director	March 19, 2009
Douglas R. Korn

By:	/s/ RICHARD L. PERKAL	Director	March 19, 2009
Richard L. Perkal

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VS Holdings, Inc.

North Bergen, New Jersey

We have audited the accompanying consolidated balance sheets of VS Holdings, Inc. and Subsidiary (the “Company”) as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 27, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of VS Holdings, Inc. and Subsidiary as of December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”), effective December 31, 2006.

/s/ Deloitte & Touche LLP New York, New York March 18, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 27, 2008	December 29, 2007
ASSETS

Current assets:
Cash and cash equivalents	$1,623	$1,453
Inventories	106,891	97,809
Prepaid expenses and other current assets	13,005	11,587
Deferred income taxes	4,750	1,556

Total current assets	126,269	112,405
Property and equipment, net	82,989	63,270
Goodwill	177,248	177,248
Other intangibles, net	71,088	68,223
Other assets:
Deferred financing fees, net of accumulated amortization of $3,536 and $2,368, respectively	4,097	5,265
Other	462	319
Security deposits	1,537	1,553

Total other assets	6,096	7,137

Total assets	$463,690	$428,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligation	$1,111	$—
Revolving credit facility	17,000	—
Accounts payable	24,348	35,349
Deferred sales	13,039	11,212
Accrued salaries and related expenses	5,454	4,850
Accrued interest	2,170	2,551
Other accrued expenses	10,800	7,216

Total current liabilities	73,922	61,178
Long-term debt	165,000	165,000
Capital lease obligation, net of current portion	3,271	—
Deferred income taxes	23,363	20,282
Other long-term liabilities	8,721	5,057
Deferred rent	20,883	16,972

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 27, 2008 and at December 29, 2007	—	—
Additional paid-in capital	159,556	157,204
Accumulated other comprehensive loss	(2,614)	(1,350)
Retained earnings	11,588	3,940

Total stockholders’ equity	168,530	159,794

Total liabilities and stockholders’ equity	$463,690	$428,283

See accompanying notes to consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Net sales	$601,540	$537,872	$486,026
Cost of goods sold	405,659	360,346	326,523

Gross profit	195,881	177,526	159,503
Selling, general and administrative expenses	158,617	143,468	128,646
Related party expenses	1,523	1,365	1,356

Income from operations	35,741	32,693	29,501
Other	—	—	(366)
Interest income	(62)	(234)	(350)
Interest expense	21,253	22,340	22,161

Interest expense, net	21,191	22,106	21,811

Income before provision for income taxes	14,550	10,587	8,056
Provision for income taxes	6,341	3,792	3,242

Net income	$8,209	$6,795	$4,814

See accompanying notes to consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock
	Series A		Common Stock		Note Receivable Due from Officer	Additional Paid-In- Capital	Warrants	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total

	Shares	Amounts	Shares	Amounts
Balance at December 31, 2005	79,860	1	7,617,000	76	(1,500)	151,040	5,666	—	(7,428)	147,855
Net income	—	—	—	—	—	—	—	—	4,814	4,814
Interest Rate Swap, net of taxes of $209	—	—	—	—	—	—	—	478	—	478

Total Comprehensive Income										5,292
Equity Compensation	—	—	—	—	—	524	—	—	—	524
Recapitalization	(79,860)	(1)	(7,616,900)	(76)	1,500	4,078	(5,666)	—	—	(165)

Balance at December 30, 2006	—	—	100	—	—	155,642	—	478	(2,614)	153,506
Net income	—	—	—	—	—	—	—	—	6,795	6,795
Interest Rate Swap, net of taxes of $1.1 million	—	—	—	—	—	—	—	(1,828)	—	(1,828)

Total Comprehensive Income										4,967
Equity Compensation	—	—	—	—	—	1,562	—	—	—	1,562
Adoption of FIN 48 (see Note 7)	—	—	—	—	—	—	—	—	(241)	(241)

Balance at December 29, 2007	—	—	100	—	—	157,204	—	(1,350)	3,940	159,794
Net income	—	—	—	—	—	—	—	—	8,209	8,209
Interest Rate Swap, net of taxes of $808	—	—	—	—	—	—	—	(1,264)	—	(1,264)

Total Comprehensive Income										6,945
Equity Compensation	—	—	—	—	—	2,352	—	—	—	2,352
Dividend to Parent	—	—	—	—	—	—	—	—	(561)	(561)

Balance at December 27, 2008	—	$—	100	$—	$—	$159,556	$—	$(2,614)	$11,588	$168,530

See accompanying notes to consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Cash flows from operating activities:
Net income	$8,209	$6,795	$4,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,651	16,044	14,811
Loss on disposal of fixed assets	79	80	8
Deferred income taxes	695	2,255	2,640
Deferred rent	3,447	2,207	2,054
Equity compensation expense	2,352	1,562	524
Changes in operating assets and liabilities:
Inventories	(9,082)	(15,634)	(8,043)
Prepaid expenses and other current assets	74	(803)	1,074
Other non-current assets	(127)	625	(221)
Accounts payable	(10,908)	8,677	(1,144)
Accrued expenses and other current liabilities	5,634	(1,536)	238
Other long-term liabilities	564	346	—

Net cash provided by operating activities	19,588	20,618	16,755

Cash flows from investing activities:
Capital expenditures	(31,895)	(14,074)	(13,475)
Trademarks and other intangible assets	(3,494)	(18)	(105)

Net cash used in investing activities	(35,389)	(14,092)	(13,580)

Cash flows from financing activities:
Borrowings under revolving credit agreement	20,000	4,000	—
Repayment of borrowings under revolving credit agreement	(3,000)	(10,500)	(5,627)
Dividend to Parent	(561)	—	—
Payments of capital lease obligation	(468)	—	—
Deferred financing fees	—	(45)	(860)

Net cash provided by (used in) financing activities	15,971	(6,545)	(6,487)

Net increase (decrease) in cash and cash equivalents	170	(19)	(3,312)
Cash and cash equivalents beginning of year	1,453	1,472	4,784

Cash and cash equivalents end of year	$1,623	$1,453	$1,472

Supplemental disclosures of cash flow information:
Interest paid	$20,386	$21,895	$21,308
Income taxes paid	$5,919	$752	$401

Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$93	$2,227	$—
Assets acquired under capital lease	$4,850	$—	$—

Supplemental disclosures of non-cash financing activities:
Dividend to VS Parent, Inc.	$—	$—	$1,665

See accompanying notes to consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

VS Holdings, Inc. (“Holdings”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “VSI”) and VSI’s wholly-owned subsidiary, VS Direct Inc. (“Direct,” and, together with Holdings and VSI, the “Company”), is a leading specialty retailer and direct marketer of nutritional products. Sales of both national brands and “The Vitamin Shoppe” and “BodyTech” brands of vitamins, minerals, nutritional supplements, herbs, sports nutrition formulas, homeopathic remedies and other health and beauty aids are made through VSI-owned retail stores, the Internet and mail order catalogs to customers located primarily in the United States. VSI operates from its headquarters in North Bergen, New Jersey.

The consolidated financial statements for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 include the accounts of Holdings, VSI and VSI’s wholly owned subsidiary Direct. All significant intercompany transactions have been eliminated.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-week period ending the last Saturday in December. Fiscal 2008 is a 52-week period ended December 27, 2008, Fiscal 2007 is a 52-week period ended December 29, 2007, and Fiscal 2006 is a 52-week period ended December 30, 2006.

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

Inventories—Inventories, which are comprised solely of finished goods, are stated at the lower of cost or market value. Cost is determined using the moving weighted average method. Finished goods inventory includes the cost of labor and overhead required to package products. In addition, the cost of inventory is reduced by purchase discounts and allowances received from certain of our vendors. The Company estimates losses for excess and/or obsolete inventory and the net realizable value of inventory based on the aging of inventory and the valuation of the likelihood of recovering the inventory costs based on anticipated demand. The following table details the activity and balances for the Company’s reserve for obsolete inventory at December 27, 2008, December 29, 2007 and December 30, 2006 (in thousands):

	Balance Beginning of Year	Amounts Charged to Cost of Goods Sold	Uses of Reserves	Balance at End of Year
Obsolescence Reserves:
Year Ended December 27, 2008	$1,252.8	$1,929.3	$(1,793.0)	$1,389.1
Year Ended December 29, 2007	1,315.6	1,334.0	(1,396.8)	1,252.8
Year Ended December 30, 2006	1,750.6	1,081.9	(1,516.9)	1,315.6

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for on a straight-line basis over the estimated useful lives of the related assets. Furniture, fixtures and equipment are depreciated over three to fifteen years. Leasehold improvements are amortized over the shorter of their useful lives or related lease terms. In accordance with the AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the direct internal and external costs associated with the development of the features and functionality of the Company’s website, transaction processing systems, telecommunications infrastructure and network operations, are capitalized and are amortized on a straight line basis over the estimated useful lives of five years. Capitalization of costs begin when the preliminary project stage is completed and management authorizes and commits to funding the computer software project and that it is probable that the project will be completed and the software will be used to perform the function intended. Depreciation of the assets commence when they are put into use. Expenditures for repairs and maintenance are expensed as incurred and expenditures for major renovations and improvements are capitalized. Upon retirement or disposition of property and equipment, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the results of operations.

Impairment of Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date, no such impairment has been recognized.

Goodwill and Other Intangibles—Goodwill is not amortized but is reviewed for impairment at least annually, in November of each year, or whenever impairment indicators exist. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Goodwill is tested for impairment at the reporting unit level (the Company’s operating segments). Impairments tests between annual tests may be undertaken if an event occurs or circumstances change that would more likely than not reduce the fair value of an operating segment below its carrying value. Intangible assets with indefinite lives are not amortized but are reviewed for impairment annually or more frequently if circumstances indicate a possible impairment may have occurred. For those intangible assets which have definite lives, we amortize their cost on a straight-line basis over their estimated useful lives which are various periods based on their contractual terms.

Insurance Liabilities—Based on the Company’s assessment of risk and cost efficiency, the Company purchases insurance policies to provide for workers’ compensation, general liability, and property losses, as well as director’s and officer’s liability, vehicle liability and employee medical benefits. Effective January 1, 2006, the Company self insures its employee medical benefits. At December 27, 2008 and December 29, 2007, the accruals for claims incurred but not reported amounted to $0.9 million and $0.5 million, respectively.

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

Revenue Recognition—The Company recognizes revenue, net of sales returns, when merchandise is sold “over-the-counter” in retail stores or upon delivery to a direct customer. To arrive at net sales, gross sales are reduced by actual customer returns and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The following table details the activity and balances of the sales return reserves at December 27, 2008, December 29, 2007 and December 30, 2006 (in thousands):

	Balance Beginning of Year	Amounts Charged to Sales	Write-Offs/Recoveries Against Reserves	Balance at End of Year
Sales return reserves:
Year Ended December 27, 2008	$119.9	$10,739.0	$(10,756.1)	$102.8
Year Ended December 29, 2007	112.5	9,973.5	(9,966.1)	119.9
Year Ended December 30, 2006	190.9	9,295.0	(9,373.4)	112.5

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

Healthy Awards Program—The Company has a Healthy Awards program whereby customers earn points toward free merchandise based on the volume of purchases. Points are earned each year and must be redeemed within the first three months of the following year or they expire. Sales are deferred based upon points earned and estimated redemptions, which are based on historical redemption data. The Company records a liability for points earned within the current period. This liability is recorded as “deferred sales” on the consolidated balance sheets.

Store Pre-opening Costs—Costs associated with the opening of new retail stores and start up activities are expensed as incurred.

Advertising Costs—Costs associated with the production and distribution of the Company’s monthly and quarterly catalogs are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Advertising expense was $13.2 million, $13.7 million and $13.1 million for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

Online Marketing Arrangements—The Company has entered into online marketing arrangements with various online companies. These agreements are established for periods of 24 months, 12 months or, in some cases, a lesser period and generally provide for compensation based on revenue sharing upon the attainment of stipulated revenue amounts or based on the number of visitors that the online company refers to the Company. The Company had no fixed commitments during Fiscal 2008, Fiscal 2007 and Fiscal 2006 relating to fixed payment contracts.

Research and Development Costs— Research and development costs are expensed as incurred and recorded in selling, general and administrative expenses in our consolidated statements of operations. The Company incurred $1.4 million, $1.6 million, and $1.9 million of research and development expense for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively.

Income Taxes—Deferred income tax assets and liabilities are recorded in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred income taxes have been provided for temporary differences between the tax bases and financial reporting bases of the Company’s assets and liabilities using the tax rates and laws in effect for the periods in which the differences are expected to reverse.

Effective December 31, 2006, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).” FIN 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we recognized an adjustment of $2.7 million, increasing our liability for uncertain tax positions, and interest, and reducing the December 31, 2006 balance of retained earnings by $0.2 million as well as increasing the balance of goodwill by $1.4 million. See Note 7 to our consolidated financial statements for more information on income taxes.

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

Comprehensive Income—Comprehensive income represents net income plus the results of certain non-stockholders’ equity changes not reflected in the statement of operations (other comprehensive (loss) income). The amounts recorded in accumulated other comprehensive (loss) income for the Company represent the fair value of an interest rate swap, accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Financial Instruments Policy— The Company uses interest rate swaps as cash flow hedges to manage our exposure to fluctuating interest rate risk on our debt. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, published by the Financial Accounting Standards Board (“FASB”), derivative instruments are reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction and on the type of hedged transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are effected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period.

On the date a derivative contract is entered into, SFAS No. 133 requires that a qualifying derivative is required to be designated as (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), or (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to the asset or liability (cash flow hedge). At the inception of the hedging relationship, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the consolidated balance sheet at fair value in other long-term assets or other long-term liabilities. Both at inception of the hedge and quarterly thereafter, the Company performs an assessment to determine whether the derivatives that are used in hedging transactions are expected to be highly effective in offsetting changes in the cash flows of the hedged item.

The effective portion of the changes in fair value of the Company’s interest rate swap, which is designated as a cash flow hedge, is recorded in accumulated other comprehensive income, net of tax. The ineffective portion of the change in fair value is recorded as a component of interest expense. Changes in fair value are estimated by management quarterly, based on dealer quotes.

The Company entered into an interest rate swap during December 2005 on a portion of its $165 million Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”), which originally did not qualify for hedge accounting under SFAS No. 133. As a result, the fair market value of the interest rate swap was marked to market at December 31, 2005 with a corresponding adjustment to other expense. The interest rate swap has a maturity date of November 2010. As of the first fiscal quarter of 2006, the interest rate swap qualified for hedge accounting. The fair market value of ($2.3) million at December 29, 2007 was recorded in other long-term liabilities on the consolidated balance sheets. The fair market value of ($4.4) million as of December 27, 2008 is recorded in other long-term liabilities on the consolidated balance sheets. Of the decrease in market value of $2.1 million in Fiscal 2008, $1.3 million is recorded in comprehensive income, and $0.8 million is recorded in deferred tax assets.

Concentrations of Credit Risk—The Company’s customers are consumers who purchase products at the Company’s retail stores, through the Company’s websites and mail-order services. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable from credit card processors. As of December 27, 2008, there were no significant concentrations of accounts receivable, or related credit risks. Accounts receivable from credit card processors, included in prepaid expenses and other current assets on the consolidated balance sheets, totaled $3.8 million at December 27, 2008 and $4.2 million at December 29, 2007.

Nature’s Value, Inc. is the only supplier from whom the Company purchased at least 5% of its merchandise during Fiscal 2008, 2007 and 2006. The Company purchased approximately 7%, 10%, and 12% of its total merchandise from Nature’s Value, Inc. in Fiscal 2008, 2007, and 2006 respectively.

Stock-Based Compensation— Effective January 1, 2006, the Company adopted the fair value method of recording stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No.123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period, net of anticipated forfeitures. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is based on the volatility levels over the past 6.25 years (our holding period) from the average volatility of similar actively traded companies. The expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in 6.25 years. The simplified method was chosen as a means to determine the Company’s holding period as there is no historical option exercise experience due to the Company being privately held. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips.

Compensation expense attributable to stock-based compensation for Fiscal 2008 was approximately $2.4 million, for Fiscal 2007 was approximately $1.6 million and for Fiscal 2006 was approximately $0.5 million. The weighted average grant date fair value for grants was $14.74, $13.10 and $6.09 for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. As of December 27, 2008, the remaining unrecognized stock-based compensation expense for non-vested stock options issued after the effective date of SFAS 123(R) to be expensed in future periods is $5.7 million, and the related weighted-average period over which it is expected to be recognized is 2.5 years. There were 1,243,191 and 708,865 vested and non-vested outstanding options, respectively, at December 27, 2008. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the plan inception in Fiscal 2002. The estimated future forfeitures as of December 27, 2008 is approximately $280,000.

The Company previously accounted for stock options under Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), using the intrinsic value method in accounting for our stock option grants. SFAS No. 123(R) permits companies to adopt its requirements using various methods. We adopted the prospective method for all stock option grants issued prior to December 31, 2005. Under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes apply SFAS No. 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. We continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards as allowed by the prospective method under SFAS 123(R). As such, no stock-based compensation costs were reflected in net income for those stock option grants issued prior to the adoption of SFAS 123(R), as the Company was not required to do so under the previous guidance nor under the new guidance.

The following table represents assumptions used to estimate the fair value of options:

	Fiscal Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Expected dividend yield	0.0%	0.0%	0.0%
Volatility factor	47.9%	51.8%	56.7%
Weighted average risk-free interest rate	3.2%	4.5%	5.0%
Expected life of option	6.25 years	6.25 years	6.25 years

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No.115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure and report selected financial assets and liabilities at fair value on an instrument-by-instrument basis, with the objective to reduce both the complexity in accounting for financial instruments and mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently. The provisions of SFAS No. 159 were effective in the first quarter of fiscal year 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition, results of operations or cash flows as the Company did not choose to apply the provisions of SFAS No. 159 to any of its financial liabilities.

Effective December 30, 2007, the Company adopted certain provisions of SFAS No. 157, “Fair Value Measurements,” that apply to certain financial assets and liabilities. This statement defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. SFAS No. 157, as amended by FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), requires that the remaining provisions, which apply to certain nonfinancial assets and nonfinancial liabilities, be made effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of the remaining provisions of SFAS No. 157 and FSP 157-2 to have a material impact on its financial condition, results of operations or cash flows. Required disclosures are included in Note 13 to the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) attempts to improve the relevance and comparability of the information included in companies’ financial reports regarding business combinations and their effects. The statement is effective for acquisitions occurring in fiscal years beginning on or after December 15, 2008, as well as for certain adjustments to income tax items relating to acquisitions completed prior to the adoption date. The adoption of SFAS No. 141(R) can potentially impact the accounting for certain tax related liabilities, which were previously accounted for as an adjustment of goodwill, but will prospectively be accounted for through the income tax provision. Currently the Company cannot determine the impact, if any, the adoption will have on its financial condition, results of operations or cash flows.

4. Goodwill and Intangible Assets

The Company acquired $88.0 million of intangible assets and $177.2 million of goodwill in an acquisition completed in Fiscal 2002. The Company also acquired $3.0 million of intangible assets related to an asset purchase in the first quarter of Fiscal 2008, comprised primarily of operating leases, and $0.5 million of intangible assets related to an asset purchase completed in the second quarter of Fiscal 2008, which was primarily attributable to the acquisition of a tradename. Other intangible assets relating to the asset purchases which occurred in the first and second quarters of Fiscal 2008 include customer lists and non-compete agreements.

The following table discloses the carrying value of all intangible assets (in thousands):

	December 27, 2008			December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Intangibles related to asset purchases	$3,000	$629	$2,371	$—	$—	$—
Tradenames	68,717	—	68,717	68,223	—	68,223
Goodwill	177,248	—	177,248	177,248	—	177,248

	$248,965	$629	$248,336	$245,471	$—	$245,471

Intangible amortization expense for Fiscal 2008 was $0.6 million. There was no amortization expense in Fiscal 2007. Tradenames are not amortized, as they are determined to be intangible assets with indefinite lives. The annual impairment tests for Goodwill and Tradenames were performed during the fourth quarter of Fiscal 2008 and neither asset was found to be impaired. The useful lives of the Company’s definite-lived intangibles assets is between 1 to 7 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheets at December 27, 2008, is as follows (in thousands):

Fiscal 2009	$763
Fiscal 2010	733
Fiscal 2011	553
Fiscal 2012	128
Fiscal 2013	128
Thereafter	66

$2,371

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	As of
	December 27, 2008	December 29, 2007
Furniture, fixtures and equipment	$85,909	$69,784
Leasehold improvements	83,242	68,278
Website development costs	12,740	11,180
Transportation equipment	21	21
Construction in progress	4,321	1,937

	186,233	151,200
Less: accumulated depreciation and amortization	(103,244)	(87,930)

	$82,989	$63,270

Depreciation and amortization expense on property and equipment for the fiscal years ended December 27, 2008, December 29, 2007, and December 30, 2006 was approximately $16.9 million, $14.9 million and $13.7 million, respectively. Depreciation and amortization expense is included in Selling, General and Administrative expense in the Company’s consolidated statements of operations.

6. Credit Arrangements

Debt consists of the following (in thousands):

	As of
	December 27, 2008	December 29, 2007
Revolving Credit Facility	$17,000	$—

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$165,000	$165,000

2005 Second Priority Senior Secured Floating Rate Notes

Interest on the Notes is set at a per annum rate equal to a three month LIBOR plus 7.5%, which is reset quarterly on February 15, May 15, August 15 and November 15 of each year. The combined weighted average interest rate before the impact of our hedging activities from December 30, 2007 through December 27, 2008 was 10.46%, and for December 31, 2006 through December 29, 2007 was 12.85%. The Notes will mature on November 15, 2012. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the applicable interest rate on the Notes. If VSI cannot make payments on the Notes when they are due, Holdings and VSI’s only subsidiary, Direct (collectively, the “Guarantors”), have guaranteed the Notes and must make payments instead. The Notes and the guarantees are secured by a second priority security interest in substantially all of VSI’s and the Guarantors’ assets that secure VSI’s new first priority senior secured credit facility. The Notes and the guarantees are VSI’s, and the Guarantors’ second priority senior secured obligations, and rank equally in right of payment with all of VSI’s and the Guarantors’ existing and future senior indebtedness and senior to all of VSI’s and the Guarantors’ existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of VSI’s and the Guarantors’ first priority senior secured indebtedness, including VSI’s new first priority senior secured credit facility, to the extent of the collateral securing such indebtedness. If VSI sells certain assets, issues equity or experiences specific kinds of changes in control, VSI must offer to repurchase the Notes. Since November 15, 2007, VSI has had the option to redeem some or all of the Notes. VSI used the proceeds from the sale of the Notes to repay all of its and Holdings’ existing indebtedness and to pay related fees and expenses.

Revolving Credit Facility

On November 15, 2005, VSI entered into a $50.0 million senior secured revolving credit facility (the “Credit Facility”), and VSI has the option to increase or decrease the Credit Facility size by $25.0 million, subject to certain conditions. The availability under the Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and the inventory of VSI and its only subsidiary, Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The Credit Facility provides for affirmative and negative covenants affecting Holdings, VSI and Direct. The Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay cash dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change its line of business, and restricts the types of hedging activities the Company can enter into. The Credit Facility has a maturity date of November 15, 2010. The unused available line of credit at December 27, 2008 was $30.6 million and there were $17.0 million in borrowings outstanding at December 27, 2008. The largest amount borrowed at any given point during Fiscal 2008 was $17.0 million. The Credit Facility includes a $10 million sub-facility for the issuance of letters of credit, of which there were $0.3 million issued and outstanding as of December 27, 2008.

The borrowings under the Credit Facility accrue interest, at the Company’s option at the rate per annum announced from time to time by the agent as its “prime rate”, or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from December 30, 2007 through December 27, 2008 was 4.06%, and from December 31, 2006 through December 29, 2007 was 6.62%.

Scheduled maturities of borrowings are as follows (in thousands):

Year	Total	The Notes	Revolving Credit Facility (1)
2009	$—	$—	$—
2010	17,000	—	17,000
2011	—	—	—
2012	165,000	165,000	—
2013	—	—	—
Thereafter	—	—	—

	$182,000	$165,000	$17,000

(1)	The Credit Facility has a maturity date of November 15, 2010, though it is the Company’s intent to pay down the balance during Fiscal 2009. As such the Company classified the facility with current liabilities.

Net interest expense for Fiscal 2008, 2007 and 2006 consists of the following (in thousands):

	Fiscal Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Interest on the Notes	$19,404	$20,473	$20,323
Amortization of deferred financing fees	1,168	1,162	1,083
Revolving credit line and other	681	705	755
Interest income	(62)	(234)	(350)

	$21,191	$22,106	$21,811

Capital Leases

The Company leases computer equipment under two capital leases, one which commenced in January 2008, that expires in 2011, and another which commenced in September 2008, that expires in 2012. The following is a schedule of the future minimum lease payments under capital leases as of December 27, 2008 (in thousands):

Fiscal 2009	$1,387
Fiscal 2010	1,387
Fiscal 2011	1,387
Fiscal 2012	825

Total	4,986
Less amount representing interest	604

Present value of minimum lease payments	4,382
Less current portion of capital lease obligation	1,111

$3,271

7. Income Taxes

The provision for income taxes for Fiscal 2008, Fiscal 2007 and Fiscal 2006 consists of the following (in thousands):

	Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Current:
Federal	$3,297	$267	$140
State	2,349	1,270	462

Total current	5,646	1,537	602

Deferred:
Federal	1,003	2,808	2,566
State	(308)	(553)	74

Total deferred	695	2,255	2,640

Provision for income taxes	$6,341	$3,792	$3,242

A reconciliation of the statutory Federal income tax rate and effective rate of the provision for income taxes is as follows:

	Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	2.6%	2.0%	1.2%
Impact of state tax rate changes on prior period items	0.0%	(2.8)%	0.0%
Adjustments per FIN 48	3.1%	1.8%	0.0%
Reserve	0.0%	0.0%	3.0%
Valuation allowance	0.0%	0.4%	0.7%
Other	2.9%	(0.5)%	0.3%

Effective tax rate	43.6%	35.8%	40.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 27, 2008 and December 29, 2007 are as follows (in thousands):

	As of
	December 27, 2008	December 29, 2007

Deferred tax assets:
Net operating loss carryforward	$1,004	$2,877
Deferred rent	7,351	5,796
Tenant allowance	846	804
Deferred sales	2,789	2,408
Organizational costs	35	40
Inventory	2,223	544
Other comprehensive income	1,737	929
Other	2,902	1,970

	18,887	15,368
Valuation allowance	(883)	(883)

Deferred tax assets	18,004	14,485

Deferred tax liabilities:
Trade name	(27,858)	(27,829)
Accumulated depreciation	(7,671)	(3,698)
Prepaid expenses	(1,088)	(1,684)

Deferred tax liabilities	(36,617)	(33,211)

Net deferred tax liability	$(18,613)	$(18,726)

Amounts recognized in the consolidated balance sheets consists of:
Deferred tax assets—current	$4,750	$1,556
Deferred tax liabilities—long term	(23,363)	(20,282)

Net deferred tax liability	$(18,613)	$(18,726)

Management periodically assesses whether the Company is more likely than not to realize some or all of its deferred tax assets. As of December 27, 2008, with the exception of $883,000 of deferred tax assets arising from a net operating loss carryforward for which there is a valuation allowance against (see above table), management determined that the Company is more likely than not to realize the deferred tax assets detailed above.

At December 27, 2008, the Company utilized the entirety of the previous years’ alternative minimum tax (“AMT”) credit carryforward. In addition, Company utilized the entirety of its previous years’ Federal net operating losses carryforward during Fiscal 2008. At December 27, 2008, the Company had state net operating loss carryforwards that range, by jurisdiction, from $1.5 million and $23.7 million, and which expire between 2011 and 2024. Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiction. The Company believes that it is more likely than not that certain of these state net operating losses may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if the Company’s estimates of taxable income during the carry forward period are significantly reduced or alternative tax strategies are no longer viable. There was no change in the valuation allowance during Fiscal 2008.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. On December 31, 2006 (the first day of the 2007 Fiscal year) the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company provided an accrual for uncertain tax positions of $3.2 million. Included in the $3.3 million accrual for uncertain tax positions was an adjustment to goodwill for $1.4 million, and a cumulative effect adjustment to reduce the December 31, 2006 beginning balance of retained earnings by $0.2 million. The remainder consisted of tax accruals previously provided for. As of December 27, 2008, the Company has a total unrecognized tax benefits of $4.2 million which is included in Other long-term liabilities in the consolidated balance sheet. The Company does not currently expect any significant change relative to its accrual for uncertain tax positions in the next twelve months.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $0.7 million at December 29, 2007, and the amount at December 27, 2008 was $4.1 million, after giving effect to the pending adoption of SFAS 141(R) in the first quarter of 2009 (see Note 3 for further discussion). A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2006	$3,209
Additions based on tax positions related to the current year	287

Balance at December 29, 2007	3,496
Additions based on tax positions related to the current year	380
Additions for tax positions of prior years	231

Balance at December 27, 2008	$4,107

The Company recognizes interest related to uncertain tax positions in income tax expense. At December 27, 2008, the Company has recorded approximately $95,000 of accrued interest included in the aforementioned liability for uncertain tax positions for potential payments related to that liability. Interest recognized through the consolidated statements of operations for Fiscal 2008 was nominal.

The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2003 and for state examinations before 2003. However, the tax authorities still have the ability to review the relevance of net operating loss carryforwards created in closed years if such tax attributes are utilized in open years (subsequent to 2003).

8. Stockholders’ Equity

Preferred Stock—Holdings has authorized a total of 500,000 shares of preferred stock and designated 100,000 as Series A Preferred Stock. The remaining 400,000 shares of preferred stock were not designated by Holdings. The Series A Preferred Stock has no voting rights. There is a liquidation preference of $1,000 per share plus all dividends accumulated but unpaid. Dividends accumulate at the rate of 8% of the Series A Preferred Stock liquidation preference. Any sales of Series A Preferred Stock are subject to a stockholders’ agreement. At June 30, 2006, as a result of the reverse merger, each share of Series A Preferred Stock was converted into a right to receive a share (or fractional share) of Series A preferred stock, par value $0.01 per share of Parent. Consequently, there are no shares of Preferred Stock recorded in the Company’s Fiscal 2008 and Fiscal 2007 consolidated financial statements.

Stock Option Plan—In connection with the Acquisition, Holdings adopted the VS Holdings, Inc. 2002 Stock Option Plan (the “2002 Plan”) for certain directors, officers, consultants and employees of the Company. Holdings authorized the issuance of up to 2,046,041 shares of common stock. As of June 2006, the 2002 Plan was amended and assigned to VS Parent where it was adopted as the VS Parent, Inc. 2006 Stock Option Plan (the “2006 Plan”), converting all grants on a one-to-one basis for the right to receive a common share of VS parent upon exercise. The stock options are generally exercisable at no less than the fair market value on the date of grant. Generally, options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The stock options have a maximum term of 10 years. The following table summarizes the activity for the 2006 Plan for Fiscal year 2008 and information about options outstanding at December 27, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 29, 2007	1,883,882	$19.53
Granted	126,362	$29.42
Canceled/forfeited	(58,188)	$20.17

Outstanding at December 27, 2008	1,952,056	$20.15	6.41

Vested or expected to vest at December 27, 2008	1,854,453	$20.15	6.41

Vested and exercisable at December 27, 2008	1,243,191	$17.70	5.41

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

	Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Minimum rentals	$55,602	$48,471	$42,450
Contingent rentals	101	61	93

	55,703	48,532	42,543
Less: Sublease rentals	(122)	(142)	(120)

Net rental expense	$55,581	$48,390	$42,423

As of December 27, 2008, the Company’s lease commitments are as follows (in thousands):

Fiscal year ending	Total Operating Leases (1)
2009	$61,744
2010	61,179
2011	57,894
2012	55,405
2013	48,954
Thereafter	120,998

$406,174

(1)    The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during Fiscal 2008. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 16.6% of our minimum lease obligations during Fiscal 2008.

10. Legal Proceedings

Dwight Thompson v. The Vitamin Shoppe. The Company opened its first store in California in December 2002, and the Company reclassified its California store managers as non-exempt employees in January 2004. On February 25, 2005, plaintiff Dwight Thompson (“Thompson”), a former store manager, filed suit on behalf of himself and other “similarly situated” current and former California store managers and assistant store managers in the Superior Court of the State of California for the County of Orange (“Orange County Superior Court”), alleging causes of action for (1) failure to pay overtime wages; (2) unfair business practices under Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide rest and meal periods; and (5) unfair competition under Cal. Bus. & Prof. Code § 17200 et seq. (“UCL”) (the “Thompson Action”). On September 2, 2005, Thompson amended his complaint to include a representative claim for civil penalties under the Labor Code Private Attorneys General Act, Cal. Labor Code §§ 2698 et seq. (“PAGA”), also known as the California “bounty hunter” statute, which may permit Thompson to collect civil penalties on behalf of all other allegedly aggrieved employees for violations of the Labor Code and attorneys’ fees if he prevails. Almost one year later, on July 7, 2006, the same group of plaintiffs’ attorneys who were representing Thompson filed another wage and hour lawsuit against The Vitamin Shoppe based on substantively identical allegations in the Orange County Superior Court, entitled Estel v. The Vitamin Shoppe Industries Inc. (Case No. 06CC07852) (the “Estel Action”). Plaintiffs in the Estel Action were nine individuals – all of whom were already putative class members in the Thompson Action and in the lawsuit described below, Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. (the “Perry Action”). The parties engaged in some preliminary pre-trial discovery, until the Court stayed the Thompson and Estel Actions pending court approval of the settlement in the Perry Action described below. In December 2007, the Court lifted the stay of the Thompson and Estel Actions and in January 2008, the Court consolidated the Thompson and Estel actions. In the consolidated complaint, Plaintiffs assert nine claims for relief against the Company: (1) failure to pay overtime wages; (2) unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide meal periods; (5) failure to provide rest periods; (6) unfair competition under the UCL; (7) failure to provide itemized wage statements; (8) failure to provide wages and accrued vacation upon termination; and (9) recovery of civil penalties under PAGA. Plaintiffs purport to bring their UCL and PAGA claims as representative actions and the remaining claims on behalf of a class composed of all current and former assistant managers and managers of the Company who were employed on or after April 14, 2006 (the “Amended Thompson Action”). The Company is defending the Amended Thompson Action vigorously. The case is currently in the discovery phase and no class certification briefing schedule or trial date has been set. Accordingly, as of December 27, 2008, other than as disclosed in the paragraph below, the Company has not accrued any further liabilities related to this litigation.

Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. On August 17, 2005, plaintiff Perry, a former assistant store manager, later joined by plaintiff Vitrano, a current store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations under California law, including, but not limited to, violations related to misclassification of store managers and violations with respect to providing meal and rest periods for store managers and assistant store managers. Plaintiffs’ allegations were similar to the violations alleged in the Thompson matter described above, and plaintiffs sought to bring this action on behalf of themselves and others “similarly situated.” On December 20, 2005, the parties engaged in mediation and entered into a Memorandum of Understanding, which was followed by execution of a formal Settlement

Agreement. The Company accrued $0.4 million for the proposed settlement in the last quarter of Fiscal 2005 and has deposited the same in escrow. The settlement has now received final approval of the Marin County Superior Court. There has been an interlocutory appeal filed by a third plaintiff, who is represented by counsel in the Thompson action, as well as an appeal of the Court’s approval of the settlement, both are still pending. The $0.4 million that was accrued and deposited in escrow is the Company’s best estimate based on the information available at the time of this filing. However, circumstances in the future may alter the outcome of the proposed settlement. Accordingly, as of December 27, 2008, the Company has not accrued any further liabilities related to this litigation.

Multivitamins Especially for Women Litigation. On January 19, 2007, media reports noted that an organization called Consumerlab.com had tested various nutritional supplements and found that the Company’s proprietary brand of Multivitamins Especially for Women (the “Product”) contain less calcium than specified on the product label and contain levels of lead that are above what it believes are acceptable parameters. As a precaution, the Company voluntarily ceased selling the Product pending an internal investigation and offered a full refund to those who had purchased the Product. Based upon the allegations in Consumerlab.com’s report, five purported class actions were filed against the Company, three in Federal Court in California, one in Federal Court in New Jersey and one in State Court in New Jersey, from January through March 2007. The suits alleged, in various combinations, violations of the California Consumers Legal Remedies Act (“CLRA”), the California’s Unfair Competition and False Advertising Laws, the New Jersey Consumer Fraud Act, the Uniform Commercial Code and the Federal Magnusson Moss Act, common law, statutory and common law warranties, and various common law torts, on behalf of both state and national classes. The various actions sought some combination of restitution on behalf of purchasers of the Products, an injunction and attorneys fees’ and costs of litigation, and actual, treble, and punitive damages. There was no claim of personal injury in any of the actions.

Following mediation, all claims were settled on a nationwide class basis, subject to court approval. Pursuant to the settlement, all of the Federal plaintiffs dismissed their cases without prejudice and joined as plaintiffs in the New Jersey State Court action. The settlement received preliminary Court approval on February 1, 2008 and was finally approved by the court on June 27, 2008. On August 11, 2008, the time for appeal expired and the settlement became final. The Company has signed an agreement with the contract manufacturer of the Product to fund all of the costs of the settlement up to a negotiated limit, which the Company does not believe will be exceeded. Accordingly, as of December 27, 2008, the Company has not accrued any liabilities related to this litigation.

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. One of the named products, Multivitamin Especially for Women, has not been sold by the Company since late January 2007. The Company has withdrawn certain of the other named products from the California market and has provided warnings with respect to the others pending discussions with the public prosecutors. At this time it is premature to address any potential loss as a result of these claims, or the amount or range of potential loss. As of December 27, 2008, the Company has not accrued any liabilities related to this litigation.

People v. 21st Century Healthcare. On October 22, 2008, a consumer, Vicky Hamilton, sent over 70 manufacturers and retailers of multivitamin products, including the Company, a Sixty-Day Notice of Violation of Proposition 65 (Cal. Health & Safety Code 25249.5 et seq.) alleging that certain products contain lead and lead compounds and were sold in California without a Proposition 65 warning. The Notice named two Vitamin Shoppe brand products and threatened litigation. On December 23, 2008, the California Attorney General and nine California District Attorneys filed a complaint on behalf of the People of the State of California against a number of companies who received notices of violation from Ms. Hamilton, including the Company. This action, captioned The People of the State of California v. 21st Century Healthcare, Inc. (No. RG 08426937), is currently pending in the Alameda County Superior Court. Under Proposition 65, the People’s filing supplants any litigation Ms. Hamilton may have sought to bring against the Company on the claims stated in her Notice of Violation. The Company is investigating these claims and discussing them with the Attorney General and District Attorneys. At this time it is premature to determine the extent of any potential loss. Accordingly, as of December 27, 2008, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of and for the fiscal year ended December 27, 2008, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, liquidity, or results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company.

11. Related Party Transactions

The Company has a management agreement with IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC). This agreement provides for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. Amounts paid for the Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 were approximately $1,527,000, $1,365,000, and $1,264,000, respectively.

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

In July 2008, the Company paid a dividend to VS Parent, Inc., of approximately $562,000. This dividend was used for the redemption of 358 of VS Parent, Inc.’s preferred shares including the associated preferred dividends in arrears held by Mr. Tolworthy.

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

12. Segment Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through retail stores throughout the United States. The direct segment generates revenue through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through the Company’s Web site and its catalog. A catalog is mailed each month to customers in the Company’s Healthy Awards Program database, and the Company’s website at www.vitaminshoppe.com offers its customers online access to a full assortment of over 20,000 SKUs. Corporate costs represent the Company’s administrative expenses which include, but are not limited to human resources, legal, finance, information technology, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

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

The following table contains key financial information of the Company’s business segments (in thousands):

	Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Net Sales:
Retail	$522,541	$461,979	$407,506
Direct	78,999	75,893	78,520

Total net sales	601,540	537,872	486,026

Income from operations:
Retail	80,422	71,199	59,860
Direct	14,884	13,953	14,923
Corporate costs	(59,565)	(52,459)	(45,282)

Income from operations	$35,741	$32,693	$29,501

13. Fair Value of Financial Instruments

The disclosure of the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The fair value of the Company’s Second Priority Senior Secured Floating Rate Notes have been determined by the Company using quoted market prices. The following table sets forth the carrying amounts and fair values of the Company’s Notes at December 27, 2008 and December 29, 2007 (in thousands):

	December 27, 2008		December 29, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Second Priority Senior Secured Floating Rate Notes	$165,000	$103,950	$165,000	$169,950

The fair value for December 27, 2008, is based on the last trade closest to that date which is December 30, 2008. The market prices for the trades throughout 2008 are as follows: $1,022.50 at March 7, 2008; $1,025.00 at May 5, 2008; $1,017.50 at May 16, 2008; $1,007.50 at June 5, 2008; $655.00 at November 18, 2008; and $630.00 at December 30, 2008, which is used for the December 27, 2008, fair value due to its being the closest trade to the Company’s Fiscal year end.

Effective December 30, 2007, the Company adopted the provisions of SFAS No. 157 that applies to its financial assets and liabilities which are measured at fair value within the consolidated financial statements. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs based on a company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. In determining the fair value of the Company’s interest rate swap, observable inputs were available at December 27, 2008, and thus were relied upon for the interest rate swap’s valuation. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company’s interest rate swap was established as a cash flow hedge on a portion of its Notes to offset fluctuations related to the variable rate interest payments as described in Note 6. The interest rate swap is included in other long-term liabilities in the consolidated balance sheets. The swap is categorized in level 2 in the fair value hierarchy as shown in the following table:

		Fair value at December 27, 2008, using:
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap	$4.4	$—	$4.4	$—

Total	$4.4	$—	$4.4	$—

14. Costs Associated with Severance

In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company has recorded costs related to termination benefits for certain employees during Fiscal 2006. During Fiscal 2006 a number of employee positions were eliminated throughout the Company due to a staff restructuring. Based on these eliminations, the Company incurred severance obligations which were partially payable in Fiscal 2006, with the remaining balance paid during Fiscal 2007. The total amount recorded to selling, general and administrative expense was approximately $0.9 million in Fiscal 2006. Below is a reconciliation of the activity for Fiscal 2007 (in thousands):

Severance Reserve
Balance at December 30, 2006	$152
Accrual made in Fiscal 2007	—
Payments made in Fiscal 2007	(152)

Balance at December 29, 2007	$—

15. Supplemental Guarantor Information

The payment obligations of VSI under the Senior Notes due 2012 are jointly and severally and fully and unconditionally guaranteed on a senior basis by: Holdings, the parent company; Direct, the only subsidiary; and all of the VSI’s future restricted domestic subsidiaries. The Notes and the guarantees will be VSI’s, Holdings’ and Direct’s second priority senior secured obligations. They rank equally with all of the Company’s existing and future senior indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of the Company’s existing first priority senior secured indebtedness, to the extent of the collateral securing such indebtedness, including indebtedness under the Credit Facility.

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

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 27, 2008

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$841	$782	$—	$1,623
Inventories	—	17,547	89,344	—	106,891
Prepaid expenses and other current assets	—	198	12,807		13,005
Intercompany receivable	2	284,763	317,570	(602,335)	—
Deferred income taxes	—	707	4,043	—	4,750

Total current assets	2	304,056	424,546	(602,335)	126,269
Property and equipment, net	—	21,399	61,590	—	82,989
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	71,088	—	71,088
Other assets:
Deferred financing fees, net of accumulated amortization of $3,536	—	—	4,097	—	4,097
Other	—	—	462	—	462
Security deposits	—	—	1,537	—	1,537
Deferred income tax asset	2,218	1,873	12,816	(16,907)	—

Total other assets	2,218	1,873	18,912	(16,907)	6,096
Investment in Subsidiary	183,972	—	47,628	(231,600)	—

Total assets	$186,192	$327,328	$801,012	$(850,842)	$463,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligation	$—	$—	$1,111	$—	$1,111
Revolving credit facility	—	—	17,000	—	17,000
Intercompany payable	17,400	269,225	315,710	(602,335)	—
Accounts payable	—	102	24,246	—	24,348
Deferred sales	—	2,538	10,501	—	13,039
Accrued salaries and related expenses	—	142	5,312	—	5,454
Accrued interest	—	—	2,170	—	2,170
Other accrued expenses	29	708	10,063	—	10,800

Total current liabilities	17,429	272,715	386,113	(602,335)	73,922
Long-term debt	—	—	165,000	—	165,000
Capital lease obligation, net of current portion	—	—	3,271	—	3,271
Deferred income taxes	233	3,209	36,828	(16,907)	23,363
Other long term liabilities	—	—	8,721	—	8,721
Deferred rent	—	3,776	17,107	—	20,883

Commitments and contingencies

Stockholders’ equity:
Additional paid-in capital	159,556	20,165	166,791	(186,956)	159,556
Accumulated other comprehensive loss	(2,614)	—	(2,614)	2,614	(2,614)
Retained earnings	11,588	27,463	19,795	(47,258)	11,588

Total stockholders’ equity	168,530	47,628	183,972	(231,600)	168,530

Total liabilities and stockholders’ equity	$186,192	$327,328	$801,012	$(850,842)	$463,690

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 29, 2007

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$567	$886	$—	$1,453
Inventories	—	16,251	81,558	—	97,809
Prepaid expenses and other current assets	—	88	11,499		11,587
Intercompany receivable	—	230,336	235,645	(465,981)	—
Deferred income taxes	—	388	1,168	—	1,556

Total current assets	—	247,630	330,756	(465,981)	112,405
Property and equipment, net	—	14,985	48,285	—	63,270
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	68,223	—	68,223
Other assets:
Deferred financing fees, net of accumulated amortization of $2,368	—	—	5,265	—	5,265
Other	—	—	319	—	319
Security deposits	—	20	1,533	—	1,553
Deferred income tax asset	1,050	1,114	12,041	(14,205)	—

Total other assets	1,050	1,134	19,158	(14,205)	7,137
Investment in Subsidiary	176,282	—	38,706	(214,988)	—

Total assets	$177,332	$263,749	$682,376	$(695,174)	$428,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving credit facility	$—	$—	$—	$—	$—
Intercompany payable	17,400	218,246	230,335	(465,981)	—
Accounts payable	—	226	35,123	—	35,349
Deferred sales	—	1,951	9,261	—	11,212
Accrued salaries and related expenses	—	—	4,850	—	4,850
Accrued interest	—	—	2,551	—	2,551
Other accrued expenses	26	569	6,621	—	7,216

Total current liabilities	17,426	220,992	288,741	(465,981)	61,178
Long-term debt	—	—	165,000	—	165,000
Deferred income taxes	112	1,493	32,882	(14,205)	20,282
Other long term liabilities	—	—	5,057	—	5,057
Deferred rent	—	2,559	14,413	—	16,972

Commitments and contingencies

Stockholders’ equity:
Additional paid-in capital	157,204	20,165	166,791	(186,956)	157,204
Accumulated other comprehensive loss	(1,350)	—	(1,350)	1,350	(1,350)
Retained earnings	3,940	18,540	10,842	(29,382)	3,940

Total stockholders’ equity	159,794	38,705	176,283	(214,988)	159,794

Total liabilities and stockholders’ equity	$177,332	$263,749	$682,376	$(695,174)	$428,283

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 27, 2008

(In thousands)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$112,864	$488,676	$—	$601,540
Commissions	—	25,776	6,924	(32,700)	—
Cost of goods sold	—	80,890	329,368	(4,599)	405,659

Gross profit	—	57,750	166,232	(28,101)	195,881
Selling, general and administrative expenses	2,352	40,257	144,109	(28,101)	158,617
Related party expenses	—	—	1,523		1,523

(Loss) income from operations	(2,352)	17,493	20,600	—	35,741
Interest income	—	(10)	(52)	—	(62)
Interest expense	—	3,249	18,004	—	21,253

(Loss) income before (benefit) provision for income taxes	(2,352)	14,254	2,648	—	14,550
(Benefit) provision from income taxes	(1,048)	5,331	2,058	—	6,341

(Loss) income before equity in net earnings of subsidiary	(1,304)	8,923	590	—	8,209
Equity in net earnings of subsidiary	9,513	—	8,923	(18,436)	—

Net income	$8,209	$8,923	$9,513	$(18,436)	$8,209

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 29, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$97,218	$440,654	$—	$537,872
Commissions	—	24,786	6,056	(30,842)	—
Cost of goods sold	—	69,071	295,142	(3,867)	360,346

Gross profit	—	52,933	151,568	(26,975)	177,526
Selling, general and administrative expenses	1,562	37,039	131,842	(26,975)	143,468
Related party expenses	—	—	1,365		1,365

(Loss) income from operations	(1,562)	15,894	18,361	—	32,693
Interest income	—	(10)	(224)	—	(234)
Interest expense	—	3,072	19,268	—	22,340

(Loss) income before (benefit) provision for income taxes	(1,562)	12,832	(683)	—	10,587
(Benefit) provision from income taxes	(679)	4,922	(451)	—	3,792

(Loss) income before equity in net earnings of subsidiary	(883)	7,910	(232)	—	6,795
Equity in net earnings of subsidiary	7,678	—	7,910	(15,588)	—

Net income	$6,795	$7,910	$7,678	$(15,588)	$6,795

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 30, 2006

(In thousands)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$82,822	$403,204	$—	$486,026
Commissions	—	24,729	5,072	(29,801)	—
Cost of goods sold	—	60,197	269,588	(3,262)	326,523

Gross profit	—	47,354	138,688	(26,539)	159,503
Selling, general and administrative expenses	561	34,766	119,858	(26,539)	128,646
Related party expenses	—	—	1,356		1,356

(Loss) income from operations	(561)	12,588	17,474	—	29,501
Other	—	—	(366)	—	(366)
Interest income	(27)	(12)	(311)	—	(350)
Interest expense	—	—	22,161	—	22,161

(Loss) income before (benefit) provision for income taxes	(534)	12,600	(4,010)	—	8,056
(Benefit) provision from income taxes	(190)	5,704	(2,272)	—	3,242

(Loss) income before equity in net earnings of subsidiary	(344)	6,896	(1,738)	—	4,814
Equity in net earnings of subsidiary	5,158	—	6,896	(12,054)	—

Net income (loss)	$4,814	$6,896	$5,158	$(12,054)	$4,814

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 27, 2008

(In thousands)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$8,209	$8,923	$9,513	$(18,436)	$8,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3,651	15,000	—	18,651
Loss on disposal of fixed assets	—	7	72	—	79
Deferred income taxes	(1,047)	638	1,104	—	695
Deferred rent	—	1,217	2,230	—	3,447
Equity compensation expense	2,352	—	—	—	2,352
Equity in earnings of subsidiary	(9,513)	—	(8,923)	18,436	—
Changes in operating assets and liabilities:
Inventories	—	(1,296)	(7,786)	—	(9,082)
Prepaid expenses and other current assets	—	(110)	184	—	74
Intercompany	—	(3,448)	3,448	—	—
Other non-current assets	—	20	(147)	—	(127)
Accounts payable	—	(124)	(10,784)	—	(10,908)
Accrued expenses and other current liabilities	(1)	868	4,767		5,634
Other long-term liabilities	—	—	564	—	564

Net cash provided by operating activities	—	10,346	9,242	—	19,588

Cash flows from investing activities:
Capital expenditures	—	(10,072)	(21,823)	—	(31,895)
Trademarks and other intangible assets	—	—	(3,494)	—	(3,494)

Net cash used in investing activities	—	(10,072)	(25,317)	—	(35,389)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	20,000	—	20,000
Repayment of borrowings under revolving credit agreement	—	—	(3,000)	—	(3,000)
Dividend to Parent	—	—	(561)	—	(561)
Payments of capital lease obligation		—	(468)	—	(468)
Deferred financing fees	—	—	—	—	—

Net cash provided by financing activities	—	—	15,971	—	15,971

Net increase (decrease) in cash and cash equivalents	—	274	(104)	—	170
Cash and cash equivalents beginning of year	—	567	886	—	1,453

Cash and cash equivalents end of year	$—	$841	$782	$—	$1,623

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 29, 2007

(In thousands)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$6,795	$7,910	$7,678	$(15,588)	$6,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	2,450	13,594	—	16,044
Loss on disposal of fixed assets	—	17	63	—	80
Deferred income taxes	(537)	(65)	2,857	—	2,255
Deferred rent	—	859	1,348	—	2,207
Equity compensation expense	1,562	—	—	—	1,562
Equity in earnings of subsidiary	(7,678)	—	(7,910)	15,588	—
Changes in operating assets and liabilities:
Inventories	—	(3,179)	(12,455)	—	(15,634)
Prepaid expenses and other current assets	—	11	(814)	—	(803)
Intercompany	(136)	(4,391)	4,527	—	—
Other non-current assets	—	—	625	—	625
Accounts payable	—	208	8,469	—	8,677
Accrued expenses and other current liabilities	(6)	199	(1,729)		(1,536)
Other long-term liabilities	—	—	346	—	346

Net cash provided by operating activities	—	4,019	16,599	—	20,618

Cash flows from investing activities:
Capital expenditures	—	(4,337)	(9,737)	—	(14,074)
Trademarks	—	—	(18)	—	(18)

Net cash used in investing activities	—	(4,337)	(9,755)	—	(14,092)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	4,000	—	4,000
Repayment of borrowings under revolving credit agreement	—	—	(10,500)	—	(10,500)
Deferred financing fees	—	—	(45)	—	(45)

Net cash used in financing activities	—	—	(6,545)	—	(6,545)

Net (decrease) increase in cash and cash equivalents	—	(318)	299	—	(19)
Cash and cash equivalents beginning of year	—	885	587	—	1,472

Cash and cash equivalents end of year	$—	$567	$886	$—	$1,453

VS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 30, 2006

(In thousands)

	VS Holdings, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$4,814	$6,896	$5,158	$(12,054)	$4,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	2,120	12,691	—	14,811
Loss on disposal of fixed assets	—	—	8	—	8
Deferred income taxes	(7)	949	1,698	—	2,640
Deferred rent	—	(40)	2,094	—	2,054
Equity compensation expense	524	—	—	—	524
Equity in earnings of subsidiary	(5,158)	—	(6,896)	12,054	—
Changes in operating assets and liabilities:
Inventories	—	(166)	(7,877)	—	(8,043)
Prepaid expenses and other current assets	(29)	(72)	1,175	—	1,074
Intercompany	(135)	(6,577)	6,712	—	—
Other non-current assets	—	10	(231)	—	(221)
Accounts payable	—	(110)	(1,034)	—	(1,144)
Accrued expenses and other current liabilities	(9)	(49)	296	—	238

Net cash provided by operating activities	—	2,961	13,794	—	16,755

Cash flows from investing activities:
Capital expenditures	—	(2,076)	(11,399)	—	(13,475)
Trademarks	—	—	(105)	—	(105)

Net cash used in investing activities	—	(2,076)	(11,504)	—	(13,580)

Cash flows from financing activities:
Repayment of borrowings under revolving credit agreement	—	—	(5,627)	—	(5,627)
Deferred financing fees	—	—	(860)	—	(860)

Net cash used in financing activities	—	—	(6,487)	—	(6,487)

Net increase (decrease) in cash and cash equivalents	—	885	(4,197)	—	(3,312)
Cash and cash equivalents beginning of year	—	—	4,784	—	4,784

Cash and cash equivalents end of year	$—	$885	$587	$—	$1,472

17. Selected Quarterly Financial Information (unaudited)

The following tables summarizes the 2008 and 2007 quarterly results:

	Quarter Ended
	March	June	September	December
Year Ended December 27, 2008
Total revenues	$153,737	$153,354	$151,318	$143,131
Gross profit	50,753	49,547	49,684	45,897
Income from operations	11,264	8,708	8,900	6,869
Net income	3,609	2,007	1,955	638

Year Ended December 29, 2007
Total revenues	$137,544	$133,422	$135,126	$131,780
Gross profit	46,974	43,256	44,273	43,023
Income from operations	10,753	6,785	7,560	7,595
Net income	3,245	916	1,281	1,353

For the third quarter of Fiscal 2007, we recognized a one time charge for $0.5 million for the write-off of deferred offering fees.