Form 10-Q
period 2009-03-28
VS HOLDINGS, INC.
filed 2009-05-12
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒

As of May 10, 2009, VS Holdings, Inc. had 100 shares of common stock outstanding owned by VS Parent, Inc.

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

The “forward looking statements” contained in this report are made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Other Information.” Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the vitamin, mineral and supplement (“VMS”) industry, continued demand from the primary markets the Company serves, the availability of raw materials, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. See “Item 1A – Risk Factors” in the Company’s annual report on Form 10-K, filed on March 19, 2009 with the Securities and Exchange Commission, for further discussion.

The Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 28, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,786	$1,623
Inventories	106,039	106,891
Prepaid expenses and other current assets	12,921	13,005
Deferred income taxes	3,541	4,750

Total current assets	124,287	126,269
Property and equipment, net	84,879	82,989
Goodwill	177,248	177,248
Other intangibles, net	70,897	71,088
Other assets:
Deferred financing fees, net of accumulated amortization of $3,828 and $3,536 in 2009 and 2008, respectively	3,805	4,097
Other long-term assets	2,008	1,999

Total other assets	5,813	6,096

Total assets	$463,124	$463,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$1,205	$1,111
Revolving credit facility	17,000	17,000
Accounts payable	27,807	24,348
Deferred sales	4,971	13,039
Accrued salaries and related expenses	3,907	5,454
Accrued interest	2,031	2,170
Other accrued expenses	10,731	10,800

Total current liabilities	67,652	73,922
Long-term debt	165,000	165,000
Capital lease obligation, net of current portion	3,121	3,271
Deferred income taxes	22,928	23,363
Other long-term liabilities	8,354	8,721
Deferred rent	22,100	20,883
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 28, 2009 and December 27, 2008	—	—
Additional paid-in capital	160,184	159,556
Accumulated other comprehensive loss	(2,365)	(2,614)
Retained earnings	16,150	11,588

Total stockholders’ equity	173,969	168,530

Total liabilities and stockholders’ equity	$463,124	$463,690

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
Net sales	$172,555	$153,737
Cost of goods sold	115,543	102,984

Gross profit	57,012	50,753
Selling, general and administrative expenses	43,941	39,150
Related party expenses	370	339

Income from operations	12,701	11,264
Interest income	(1)	(13)
Interest expense	5,008	5,329

Income before provision for income taxes	7,694	5,948
Provision for income taxes	3,132	2,339

Net income	$4,562	$3,609

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
Cash flows from operating activities:
Net income	$4,562	$3,609
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of fixed assets	1	4
Depreciation and amortization	5,370	4,265
Deferred income taxes	608	1,699
Deferred rent	958	798
Equity compensation expense	628	544
Changes in operating assets and liabilities:
Inventories	852	(5,976)
Prepaid expenses and other current assets	343	(604)
Other non-current assets	(9)	(34)
Accounts payable	5,292	(347)
Accrued expenses and other current liabilities	(9,823)	(7,318)
Other long-term liabilities	48	4

Net cash provided by (used in) operating activities	8,830	(3,356)

Cash flows from investing activities:
Capital expenditures	(8,377)	(8,349)
Intangible assets acquired in asset purchases	—	(2,951)

Net cash used in investing activities	(8,377)	(11,300)

Cash flows from financing activities:
Borrowings under revolving credit agreement	3,000	15,000
Repayments of borrowing under revolving credit agreement	(3,000)	—
Payments of capital lease obligation	(290)	(34)

Net cash (used in) provided by financing activities	(290)	14,966

Net increase in cash and cash equivalents	163	310
Cash and cash equivalents beginning of period	1,623	1,453

Cash and cash equivalents end of period	$1,786	$1,763

Supplemental disclosures of cash flow information:
Interest paid	$4,687	$5,176
Income taxes paid	$2,035	$231
Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$301	$79
Assets acquired under capital lease	$234	$561

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amounts
Balance at December 27, 2008	100	$—	$159,556	$(2,614)	$11,588	$168,530

Net Income	—	—	—	—	4,562	4,562
Interest Rate Swap, net of taxes of $166	—	—	—	249	—	249

Total Comprehensive Income						4,811
Equity Compensation Expense	—	—	628	—	—	628

Balance at March 28, 2009	100	$—	$160,184	$(2,365)	$16,150	$173,969

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The condensed consolidated financial statements as of March 28, 2009 and for the three months ended March 28, 2009 and March 29, 2008, include the accounts of Holdings, VSI and Direct. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of March 28, 2009 and for the three months ended March 28, 2009 and March 29, 2008, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 27, 2008. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-week period, ending the last Saturday in December. The results for the three months ended March 28, 2009 and March 29, 2008, are each based on a 13-week period.

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

Financial Instruments Policy—The Company has an interest rate swap on a portion of its $165 million Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”), which qualifies for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The interest rate swap has a maturity date of November 2010. The swap’s fair market value of $(4.4) million at December 27, 2008, and $(4.0) million at March 28, 2009, is recorded in other long-term liabilities on the condensed consolidated balance sheets. Of the increase in market value of $0.4 million during Fiscal 2009, $0.2 million was recorded in other comprehensive income, and $0.2 million in deferred income tax liabilities.

The effective portion of the gain or loss on the swap is reported as a component of other comprehensive income and reclassified into earnings (as a component of interest expense) in the same period or periods during which the hedged transaction affects earnings. Any portion of the hedge deemed ineffective by the Company would be charged directly to earnings during the period or periods effected. The Company does not engage in hedging activities for speculative purposes.

Advertising Costs—The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. Advertising expense was $4.4 million and $3.9 million for the three months ended March 28, 2009 and March 29, 2008, respectively.

Recent Accounting Pronouncements— In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS No. 161”). SFAS No. 161 requires entities to provide enhanced disclosures for derivative activities and hedging activities with regard to the reasons for employing derivative instruments, how they are accounted for, and how these instruments affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 were effective in the first quarter of fiscal year 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 3 (Financial Instruments Policy) and Note 11 for disclosures pertaining to SFAS No. 161.

Effective December 30, 2007, the Company adopted certain provisions of SFAS No. 157, “Fair Value Measurements,” that apply to certain financial assets and liabilities. This statement defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. The remaining provisions of SFAS No. 157, as amended by FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which apply to nonfinancial assets and nonfinancial liabilities, were effective in the first quarter of fiscal 2009. The adoption of the remaining provisions of SFAS No. 157 and FSP 157-2 did not have a material impact on the Company’s financial condition, results of operations or cash flows. Required disclosures are included in Note 11 to the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) attempts to improve the relevance and comparability of the information included in companies’ financial reports regarding business combinations and their effects. The provisions of SFAS 141(R) were effective in the first quarter of fiscal 2009. The adoption of SFAS 141(R) did not have an impact on the Company’s current financial condition, results of operations or cash flows. However, the Company cannot determine the future impact, if any, the adoption will have on its financial condition, results of operations or cash flows.

4.	Goodwill and Intangible Assets

The Company acquired other intangible assets and goodwill in an acquisition completed in Fiscal 2002. The Company also acquired $3.0 million of intangible assets related to an asset purchase in the first quarter of Fiscal 2008, comprised primarily of operating leases, and $0.5 million of intangible assets related to an asset purchase completed in the second quarter of Fiscal 2008, which was primarily attributable to the acquisition of a tradename. Other intangible assets relating to the asset purchases which occurred in the first and second quarters of Fiscal 2008 include customer lists and non-compete agreements.

The following table discloses the carrying value of all intangible assets (in thousands):

	March 28, 2009			December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Intangibles related to asset purchase	$3,000	$820	$2,180	$3,000	$629	$2,371
Tradenames	68,717	—	68,717	68,717	—	68,717
Goodwill	177,248	—	177,248	177,248	—	177,248

	$248,965	$820	$248,145	$248,965	$629	$248,336

Intangible amortization expense for the three months ended March 28, 2009, was $0.2 million. There was no amortization expense for the three months ended March 29, 2008. Tradenames are not amortized, as they are determined to be intangible assets with indefinite lives. Tradenames and goodwill will be tested for impairment in the last quarter of Fiscal 2009 or whenever impairment indicators exist.

The useful lives of the Company’s definite-lived intangibles assets is between 1 to 7 years. The expected amortization expense on definite-lived intangible assets on the Company’s condensed consolidated balance sheet at March 28, 2009, is as follows (in thousands):

Remainder of Fiscal 2009	576
Fiscal 2010	730
Fiscal 2011	541
Fiscal 2012	124
Fiscal 2013	124
Thereafter	85

$2,180

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	March 28, 2009	December 27, 2008
Furniture, fixtures and equipment	$91,464	$85,909
Leasehold improvements	87,285	83,242
Website development costs	11,179	12,740
Transportation equipment	21	21
Construction in progress	3,056	4,321

	193,005	186,233
Less: accumulated depreciation and amortization	(108,126)	(103,244)

	$84,879	$82,989

Depreciation and amortization expense on property and equipment, including equipment recorded under capital leases, for the three months ended March 28, 2009 and March 29, 2008, was $4.9 million and $4.0 million, respectively. The Company had equipment related to capital leases of $5.1 million at March 28, 2009 with accumulated depreciation of $0.5 million. Depreciation and amortization expense on property and equipment is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.

6.	Credit Arrangements

Debt consists of the following (in thousands):

	March 28, 2009	December 27, 2008
Revolving Credit Facility	$17,000	$17,000

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$165,000	$165,000

Second Priority Senior Secured Floating Rate Notes

Interest on the Notes is set at a per annum rate equal to a three month LIBOR plus 7.5%, which is reset quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2006. The combined weighted average interest rate before the impact of our hedging activities from December 27, 2008 through March 28, 2009 was 9.11% (12.23% after including the impact of hedging activities). The Notes will mature on November 15, 2012. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the applicable interest rate on the Notes. If VSI cannot make payments on the Notes when they are due, Holdings and VSI’s only subsidiary, Direct (collectively, the “Guarantors”), have guaranteed the Notes and must make payments instead. The Notes and the guarantees are secured by a second priority security interest in substantially all of VSI’s and the Guarantors’ assets that secure VSI’s first priority senior secured credit facility. The Notes and the guarantees are VSI’s, and the Guarantors’, second priority senior secured obligations, and rank equally in right of payment with all of VSI’s and the Guarantors’ existing and future senior indebtedness and senior to all of VSI’s and the Guarantors’ existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of VSI’s and the Guarantors’ first priority senior secured indebtedness, including VSI’s first priority senior secured credit facility, to the extent of the collateral securing such indebtedness. If VSI sells certain assets, issues equity or experiences specific kinds of changes in control, VSI must offer to repurchase the Notes. As of November 15, 2007, VSI has been allowed, at its option, to redeem some or all of the Notes.

Revolving Credit Facility

On November 15, 2005, VSI entered into a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), and VSI has the option to increase or decrease the Revolving Credit Facility size by $25.0 million, subject to certain conditions. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and the inventory of VSI and its only subsidiary, Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. In addition, if the foregoing cannot make payments to the Revolving Credit Facility when they become due, Parent has guaranteed the Revolving Credit Facility and must make payments on their behalf. The Revolving Credit Facility provides for affirmative and negative covenants affecting Holdings, VSI and Direct. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay cash dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change its line of business, and restricts the types of hedging activities the Company can enter into. The Revolving Credit Facility has a maturity date of November 15, 2010. The unused available line of credit at March 28, 2009 was $31.2 million and the amount of borrowings outstanding at March 28, 2009 was $17.0 million. The largest amount borrowed at any given point during the three months ended March 28, 2009 was $20.0 million. The Revolving Credit Facility includes a $10 million sub-facility for the issuance of letters of credit, of which there were $0.3 million issued and outstanding as of March 28, 2009.

The borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate”, or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from December 27, 2008 through March 28, 2009 was 2.82%.

Interest expense for the three months ended March 28, 2009 and March 29, 2008 consists of the following (in thousands):

	Three Months Ended
	March 28, 2009	March 29, 2008
Interest on the Notes	$4,403	$4,954
Amortization of deferred financing fees	292	292
Interest on the revolving credit facility and other	313	83

	$5,008	$5,329

Capital Leases

The Company leases computer equipment under capital leases which expire between 2011 and 2012. The following is a schedule of the future minimum lease payments under capital leases as of March 28, 2009 (in thousands):

Remainder of Fiscal 2009	$1,104
Fiscal 2010	1,472
Fiscal 2011	1,472
Fiscal 2012	824

Total	4,872
Less amount representing interest	546

Present value of minimum lease payments	4,326
Less current portion of capital lease obligation	1,205

$3,121

7.	Stock-Based Compensation

Stock Option Plan—In Fiscal 2002 the Company adopted the VS Holdings, Inc. 2002 Stock Option Plan (the “2002 Plan”) for certain directors, officers, consultants and employees of the Company. The Company authorized the issuance of up to 2,046,041 shares of common stock. As of June 2006, the 2002 Plan was amended and assigned to VS Parent where it was adopted as the VS

Parent, Inc. 2006 Stock Option Plan (the “2006 Plan”), converting all grants on a one-to-one basis for the right to receive a common share of VS Parent upon exercise. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant. Generally, options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The stock options have a maximum term of 10 years. The following table summarizes the 2006 Plan as of March 28, 2009 and changes during the three month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 27, 2008	1,952,056	$20.15
Granted	—	—
Canceled/forfeited	(600)	$31.22

Outstanding at March 28, 2009	1,951,456	$20.15	6.16

Vested or expected to vest at March 28, 2009	1,853,883	$20.15	6.16

Vested and exercisable at March 28, 2009	1,274,237	$18.51	5.23

The Company accounts for its stock-based compensation based on the requirements of SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) and adopted SFAS 123(R) using the prospective method. The Company continues to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards which were the provisions of APB No. 25 and its related interpretive guidance. For those grants valued under SFAS 123(R), compensation expense attributable to stock-based compensation for the three months ended March 28, 2009, and March 29, 2008, was approximately $0.6 million and $0.5 million, respectively. As of March 28, 2009, the remaining unrecognized stock-based compensation expense for non-vested stock options issued after the effective date of SFAS 123(R) to be expensed in future periods is $5.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.3 years. There were 1,274,237 and 677,219 vested and non-vested options, respectively, at March 28, 2009. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in the subsequent period if actual forfeitures differ from those estimates. Currently, the Company estimates forfeitures based on its historical forfeiture rate since the plan inception in Fiscal 2002. The value pertaining to estimated future forfeitures as of March 28, 2009 is approximately $0.3 million.

The weighted-average grant date fair value of stock options granted during the three months ended March 29, 2008, was $13.90. There were no options granted during Fiscal 2009. There were no stock options exercised during the first three months of Fiscal 2009 or 2008. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 28, 2009	March 29, 2008
Expected dividend yield	n/a	0.0%
Expected volatility	n/a	46.8%
Risk-free interest rate	n/a	3.00%
Expected holding period	n/a	6.25 years

The expected volatility applicable to the three months ended March 29, 2008 is based on the volatility levels over the past 6.25 years from the average volatility of similar actively traded companies. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips. The expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years. The simplified method was chosen as a means to determine the Company’s holding period as the Company currently has no historical option exercise experience due to being privately held company.

8.	Legal Proceedings

Dwight Thompson v. The Vitamin Shoppe. The Company opened its first store in California in December 2002, and the Company reclassified its California store managers as non-exempt employees in January 2004. On February 25, 2005, plaintiff Dwight Thompson (“Thompson”), a former store manager, filed suit on behalf of himself and other “similarly situated” current and former California store managers and assistant store managers in the Superior Court of the State of California for the County of Orange (“Orange County Superior Court”), alleging causes of action for (1) failure to pay overtime wages; (2) unfair business practices under

Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide rest and meal periods; and (5) unfair competition under Cal. Bus. & Prof. Code § 17200 et seq. (“UCL”) (the “Thompson Action”). On September 2, 2005, Thompson amended his complaint to include a representative claim for civil penalties under the Labor Code Private Attorneys General Act, Cal. Labor Code §§ 2698 et seq. (“PAGA”), also known as the California “bounty hunter” statute, which may permit Thompson to collect civil penalties on behalf of all other allegedly aggrieved employees for violations of the Labor Code and attorneys’ fees if he prevails. Almost one year later, on July 7, 2006, the same group of plaintiffs’ attorneys who were representing Thompson filed another wage and hour lawsuit against The Vitamin Shoppe based on substantively identical allegations in the Orange County Superior Court, entitled Estel v. The Vitamin Shoppe Industries Inc. (Case No. 06CC07852) (the “Estel Action”). Plaintiffs in the Estel Action were nine individuals – all of whom were already class members in the Thompson Action and in the lawsuit described below, Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. (the “Perry Action”). The parties engaged in some preliminary pre-trial discovery, until the Court stayed the Thompson and Estel Actions pending court approval of the settlement in the Perry Action described below. In December 2007, the Court lifted the stay of the Thompson and Estel Actions and in January 2008, the Court consolidated the Thompson and Estel actions. In the consolidated complaint, Plaintiffs assert nine claims for relief against the Company: (1) failure to pay overtime wages; (2) unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide meal periods; (5) failure to provide rest periods; (6) unfair competition under the UCL; (7) failure to provide itemized wage statements; (8) failure to provide wages and accrued vacation upon termination; and (9) recovery of civil penalties under PAGA. Plaintiffs purport to bring their UCL and PAGA claims as representative actions and the remaining claims on behalf of a class composed of all current and former assistant managers and managers of the Company who were employed on or after April 14, 2006 (the “Amended Thompson Action”). The Company intends to defend the Amended Thompson Action vigorously. At this time it is premature to address any potential loss as a result of these claims, or the amount or range of potential loss. Accordingly, as of March 28, 2009, the Company has not accrued any liabilities related to this litigation.

Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. On August 17, 2005, plaintiff Perry, a former assistant store manager, later joined by plaintiff Vitrano, a current store manager, filed suit in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations under California law, including, but not limited to, violations related to misclassification of store managers and violations with respect to providing meal and rest periods for store managers and assistant store managers. Plaintiffs’ allegations are similar to the violations alleged in the Thompson matter described above, and plaintiffs seek to bring this action on behalf of themselves and others who are “similarly situated.” On December 20, 2005, the parties engaged in mediation and the parties entered into a Memorandum of Understanding, which was followed by execution of a formal Settlement Agreement. The Company accrued $0.4 million for the proposed settlement in the last quarter of Fiscal 2005 and has deposited the same in escrow. The settlement has received final approval of the Marin County Superior Court. There has been an interlocutory appeal filed by the plaintiffs’ counsel in the Thompson action, as well as an appeal of the Courts’ approval of the settlement, both of which are still pending. The two appeals have been consolidated for oral argument, which is currently set for May 12, 2009. The $0.4 million that was accrued and deposited in escrow is the Company’s best estimate based on the information available at the time of this filing. However, circumstances in the future may alter the outcome of the proposed settlement. Accordingly, as of March 28, 2009, the Company has not accrued any further liabilities related to this litigation.

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. The Company has withdrawn certain named products from the California market and has provided warnings with respect to other products still available in California pending discussions with the public prosecutors. The Napa County District Attorney has expressed concerns on several occasions as to the method of warning employed by the Company and the completeness of its implementation. The Company has revised its warnings and reviewed its procedures for implementing warnings. The Company has responded to all outstanding requests for information and has met in person with representatives of the Napa County District Attorney and the Attorney General to attempt to resolve this matter. At this time it is premature to address any potential loss as a result of these claims, or the amount or range of potential loss. As of March 28, 2009, the Company has not accrued any liabilities related to this litigation. The Napa District Attorney has not filed suit; nor has he made any monetary demand on the Company. In recent discussions, he has indicated that this matter may be resolved in conjunction with the People v. 21st Century Healthcare, Inc. matter discussed below.

The People of the State of California v. 21st Century Healthcare, Inc. On October 22, 2008, a private enforcer named Vicky Hamilton sent over 70 manufacturers and retailers of multivitamin products, including the Company, various Sixty-Day Notices of Violation of Proposition 65, Cal. Health & Safety Code section 25249.5 et seq.) alleging that certain products contain lead and lead compounds and were sold in California without a Proposition 65 warning. The Notices threatened litigation pertaining to two of the Company’s multivitamin products. On December 23, 2008, the California Attorney General and nine California District Attorneys filed a complaint on behalf of the People of the State of California against a number of companies who received notices of violation from Ms. Hamilton, including the Company. This action (Case No. RG 08426937) is currently pending in the Alameda County Superior Court. It makes the same claims as Ms. Hamilton’s Notices of Violation and alleges violations of both Proposition 65 and the California Unfair Competition Law, Cal. Business & Professions Code section 17200 et seq. Under Proposition 65, the People’s filing supplants the litigation Ms. Hamilton sought to bring against the Company on the claims stated in her Notice of Violation. Penalties under Proposition 65 may be assessed at the maximum rate of $2,500 per violation per day. Penalties under the Unfair Competition Law may be assessed at the same rate and are cumulative to those available under Proposition 65. Injunctive relief and attorneys fees are also available. The Company is investigating these claims and discussing them with the Attorney General and District Attorneys. At this time it is premature to determine the extent of any potential loss. Accordingly, as of March 28, 2009, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of the third Fiscal quarter ended March 28, 2009, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

9.	Related Party Transactions

In connection with the acquisition completed in Fiscal 2002, the Company entered into a management agreement with IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC). This agreement provides for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. Amounts paid during the three months ended March 28, 2009, and March 29, 2008, were approximately $0.4 million and $0.3 million, respectively.

10.	Segment Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through retail stores throughout the United States. The direct segment generates revenue through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through the Company’s Web site and catalog. A catalog is mailed periodically to customers in the Company’s Healthy Awards Program database, and the Company’s websites at www.vitaminshoppe.com and www.BodyTech.com offer its customers online access to a full assortment of over 20,000 SKUs. Corporate costs represent the Company’s administrative expenses which include, but are not limited to: human resources, legal, finance, information technology, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 3- Summary of Significant Accounting Policies in the Fiscal 2008 consolidated financial statements. The Company has allocated $131.9 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended
	March 28, 2009	March 29, 2008
Sales:
Retail	$151,642	$132,510
Direct	20,913	21,227

Net sales	172,555	153,737
Income from operations:
Retail	24,675	21,553
Direct	4,366	3,950
Corporate costs	(16,340)	(14,239)

Income from operations	$12,701	$11,264

11.	Fair Value of Financial Instruments

Effective December 30, 2007, the Company adopted the provisions of SFAS No. 157 that apply to its financial assets and liabilities which are measured at fair value within the condensed consolidated financial statements. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs based on a company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. In determining the fair value of the Company’s interest rate swap, the Company’s sole derivative, observable inputs were available at March 28, 2009, and thus were relied upon for the interest rate swap’s valuation (for further discussion regarding the swap, see Note 3, Summary of Significant Accounting Policies). The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company’s interest rate swap was established as a cash flow hedge on a portion of its Notes to offset fluctuations related to the variable rate interest payments as described in Note 6. The interest rate swap is included in other long-term liabilities in the condensed consolidated balance sheets. The swap is categorized in Level 2 in the fair value hierarchy as shown in the following table:

		Fair value at March 28, 2009, using:
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap	$4.0	$—	$4.0	$—

Total	$4.0	$—	$4.0	$—

Approximately $0.6 million was reclassified from accumulated other comprehensive income to earnings (as a component of interest expense) during the three months ended March 28, 2009. The Company expects $1.7 million of unrealized losses that are reported in accumulated other comprehensive income as of March 28, 2009 to be reclassified into earnings within the next 12 months.

12.	Supplemental Guarantor Information

The payment obligations of VSI under the Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by: Holdings (VSI’s parent), Direct (VSI’s sole subsidiary), and all of VSI’s future restricted domestic subsidiaries. The Notes and the guarantees are VSI’s, Holdings’ and Direct’s second priority senior secured obligations. They rank equally with all of VSI’s, Holding’s and Direct’s existing and future senior indebtedness and rank senior to all of VSI’s, Holdings’ and Direct’s existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinate to all of VSI’s, Holdings’ and Direct’s existing first priority senior secured indebtedness, to the extent of the collateral securing such indebtedness, including indebtedness under the Revolving Credit Facility.

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

The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations, and statements of cash flows for Holdings, VSI and Direct:

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF MARCH 28, 2009

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$820	$966	$—	$1,786
Inventories	—	17,520	88,519	—	106,039
Prepaid expenses and other current assets	—	179	12,742	—	12,921
Intercompany receivable	2	284,488	317,845	(602,335)	—
Deferred income taxes	101	971	2,469	—	3,541

Total current assets	103	303,978	422,541	(602,335)	124,287
Property and equipment, net	—	22,658	62,221	—	84,879
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	70,897	—	70,897
Other assets:
Deferred financing fees, net of accumulated amortization of $3,828	—	—	3,805	—	3,805
Other long-term assets	—	—	2,008	—	2,008
Deferred income tax asset	2,493	1,362	13,818	(17,673)	—

Total other assets	2,493	1,362	19,631	(17,673)	5,813
Investment in subsidiary	189,137	—	49,419	(238,556)	—

Total assets	$191,733	$327,998	$801,957	$(858,564)	$463,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$—	$—	$1,205	$—	$1,205
Revolving credit facility	—	—	17,000	—	17,000
Intercompany payable	17,400	269,225	315,710	(602,335)	—
Accounts payable	—	195	27,612	—	27,807
Deferred sales	—	1,164	3,807	—	4,971
Accrued salaries and related expenses	—	226	3,681	—	3,907
Accrued interest	—	—	2,031	—	2,031
Other accrued expenses	30	731	9,970	—	10,731

Total current liabilities	17,430	271,541	381,016	(602,335)	67,652
Long-term debt	—	—	165,000	—	165,000
Capital lease obligation, net of current portion	—	—	3,121	—	3,121
Deferred income taxes	334	3,205	37,062	(17,673)	22,928
Other long-term liabilities	—	3	8,351	—	8,354
Deferred rent	—	3,830	18,270	—	22,100
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding	—	—	—	—	—
Additional paid-in capital	160,184	20,165	166,791	(186,956)	160,184
Accumulated other comprehensive loss	(2,365)	—	(2,365)	2,365	(2,365)
Retained earnings	16,150	29,254	24,711	(53,965)	16,150

Total stockholders’ equity	173,969	49,419	189,137	(238,556)	173,969

Total liabilities and stockholders’ equity	$191,733	$327,998	$801,957	$(858,564)	$463,124

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 27, 2008

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$841	$782	$—	$1,623
Inventories	—	17,547	89,344	—	106,891
Prepaid expenses and other current assets	—	198	12,807	—	13,005
Intercompany receivable	2	284,763	317,570	(602,335)	—
Deferred income taxes	—	707	4,043	—	4,750

Total current assets	2	304,056	424,546	(602,335)	126,269
Property and equipment, net	—	21,399	61,590	—	82,989
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	71,088	—	71,088
Other assets:
Deferred financing fees, net of accumulated amortization of $3,536	—	—	4,097	—	4,097
Other long-term assets	—	—	1,999	—	1,999
Deferred income tax assets	2,218	1,873	12,816	(16,907)	—

Total other assets	2,218	1,873	18,912	(16,907)	6,096
Investment in subsidiary	183,972	—	47,628	(231,600)	—

Total assets	$186,192	$327,328	$801,012	$(850,842)	$463,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$—	$—	$1,111	$—	$1,111
Revolving credit facility	—	—	17,000	—	17,000
Intercompany payable	17,400	269,225	315,710	(602,335)	—
Accounts payable	—	102	24,246	—	24,348
Deferred sales	—	2,538	10,501	—	13,039
Accrued salaries and related expenses	—	142	5,312	—	5,454
Accrued interest	—	—	2,170	—	2,170
Other accrued expenses	29	708	10,063	—	10,800

Total current liabilities	17,429	272,715	386,113	(602,335)	73,922
Long-term debt	—	—	165,000	—	165,000
Capital lease obligation, net of current portion	—	—	3,271	—	3,271
Deferred income taxes	233	3,209	36,828	(16,907)	23,363
Other long-term liabilities	—	—	8,721	—	8,721
Deferred rent	—	3,776	17,107	—	20,883
Commitments and contingencies

Stockholders’ equity:
Additional paid-in capital	159,556	20,165	166,791	(186,956)	159,556
Accumulated other comprehensive loss	(2,614)	—	(2,614)	2,614	(2,614)
Retained earnings	11,588	27,463	19,795	(47,258)	11,588

Total stockholders’ equity	168,530	47,628	183,972	(231,600)	168,530

Total liabilities and stockholders’ equity	$186,192	$327,328	$801,012	$(850,842)	$463,690

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED

MARCH 28, 2009

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$32,852	$139,703	$—	$172,555
Commissions	—	5,078	1,865	(6,943)	—
Cost of goods sold	—	23,762	93,041	(1,260)	115,543

Gross profit	—	14,168	48,527	(5,683)	57,012
Selling, general and administrative expenses	628	11,244	37,752	(5,683)	43,941
Related party expenses	—	—	370	—	370

(Loss) income from operations	(628)	2,924	10,405	—	12,701
Interest income	—	—	(1)	—	(1)
Interest expense	—	—	5,008	—	5,008

(Loss) income before (benefit) provision for income taxes	(628)	2,924	5,398	—	7,694
(Benefit) provision for income taxes	(275)	1,134	2,273	—	3,132

(Loss) income before equity in net earnings of subsidiary	(353)	1,790	3,125	—	4,562
Equity in net earnings of subsidiary	4,915	—	1,790	(6,705)	—

Net income	$4,562	$1,790	$4,915	$(6,705)	$4,562

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

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED

MARCH 28, 2009

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$4,562	$1,790	$4,915	$(6,705)	$4,562
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	1	—	—	1
Depreciation and amortization	—	1,143	4,227	—	5,370
Deferred income taxes	(275)	243	640	—	608
Deferred rent	—	55	903	—	958
Equity compensation expense	628	—	—	—	628
Equity in earnings of subsidiary	(4,915)	—	(1,790)	6,705	—
Changes in operating assets and liabilities:
Inventories	—	27	825	—	852
Prepaid expenses and other current assets	—	19	324	—	343
Intercompany	—	275	(275)	—	—
Other non-current assets	—	—	(9)	—	(9)
Accounts payable	—	93	5,199	—	5,292
Accrued expenses and other current liabilities	—	(1,267)	(8,556)	—	(9,823)
Other long-term liabilities	—	3	45	—	48

Net cash provided by operating activities	—	2,382	6,448	—	8,830

Cash flows from investing activities:
Capital expenditures	—	(2,403)	(5,974)	—	(8,377)

Net cash used in investing activities	—	(2,403)	(5,974)	—	(8,377)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	3,000	—	3,000
Repayment of borrowings under revolving credit agreement	—	—	(3,000)	—	(3,000)
Payments of capital lease obligation	—	—	(290)	—	(290)

Net cash used in financing activities	—	—	(290)	—	(290)

Net (decrease) increase in cash and cash equivalents	—	(21)	184	—	163
Cash and cash equivalents beginning of period	—	841	782	—	1,623

Cash and cash equivalents end of period	$—	$820	$966	$—	$1,786

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED

MARCH 29, 2008

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$3,609	$2,240	$3,918	$(6,158)	$3,609
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of fixed assets	—	1	3	—	4
Depreciation and amortization	—	810	3,455	—	4,265
Deferred income taxes	(234)	(37)	1,970	—	1,699
Deferred rent	—	420	378	—	798
Equity compensation expense	544	—	—	—	544
Equity in earnings of subsidiary	(3,918)	—	(2,240)	6,158	—
Changes in operating assets and liabilities:
Inventories	—	(522)	(5,454)	—	(5,976)
Prepaid expenses and other current assets	—	(7)	(597)	—	(604)
Intercompany	(1)	(684)	685	—	—
Other non-current assets	—	21	(55)	—	(34)
Accounts payable	—	(70)	(277)	—	(347)
Accrued expenses and other current liabilities	—	230	(7,548)	—	(7,318)
Other long-term liabilities	—	—	4	—	4

Net cash provided by (used in) operating activities	—	2,402	(5,758)	—	(3,356)

Cash flows from investing activities:
Capital expenditures	—	(1,955)	(6,394)	—	(8,349)
Intangible assets acquired in asset purchases	—	—	(2,951)	—	(2,951)

Net cash used in investing activities	—	(1,955)	(9,345)	—	(11,300)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	15,000	—	15,000
Payments of capital lease obligation		—	(34)		(34)

Net cash provided by financing activities	—	—	14,966	—	14,966

Net increase (decrease) in cash and cash equivalents	—	447	(137)	—	310
Cash and cash equivalents beginning of period	—	567	886	—	1,453

Cash and cash equivalents end of period	$—	$1,014	$749	$—	$1,763

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A- Risk Factors” in our Annual Report on Form 10-K filed on March 19, 2009 with the Securities and Exchange Commission.

Company Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. As of March 28, 2009, we operated 418 stores located in 37 states and the District of Columbia and sold direct to consumers through our web sites, www.vitaminshoppe.com, www.BodyTech.com, and our nationally circulated catalog. We target the dedicated, well-informed vitamin, mineral and supplement (“VMS”) consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. We offer our customers a selection of over 20,000 SKUs from over 400 different national brands, as well as our proprietary Vitamin Shoppe, BodyTech and MD Select brands. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers, supermarkets, chain drug stores or mass merchants. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

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

Since the beginning of 2003, we have aggressively pursued new store growth. During this period through March 28, 2009, we opened 290 new stores, expanding our presence in our existing markets as well as entering new markets such as California, Texas, and Michigan. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

Direct. Our direct segment consists of internet operations from our web sites, www.vitaminshoppe.com and www.BodyTech.com, and our catalog. The direct segment enables us to service customers outside our retail markets and provides us with data that we use to assist us in the selection of future store locations.

Our Web sites offers our customers online access to our full assortment of over 20,000 SKUs. Our catalog is mailed regularly to our catalog customers contained in our Healthy Awards Program database. Our catalog is currently designed to appeal to the dedicated, well-informed VMS consumer and includes a broad assortment of approximately 12,000 to 14,000 of our most popular SKUs.

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

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2003, we have opened 293 stores and operate 421 stores located in 37 states and the District of Columbia as of May 4, 2009.

Our stores typically require three to four years to mature, generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin and sales per square foot. As our recently opened stores mature, we expect them to contribute meaningfully to our operating results.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 of the notes to the Consolidated Financial Statements included in our financial statements for Fiscal 2008, Fiscal 2007, and Fiscal 2006, filed with the Securities and Exchange Commission on March 19, 2009, in our Annual Report on Form 10-K. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of our Board of Directors has reviewed its disclosures relating to them. Management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended
	March 28, 2009	March 29, 2008
Net sales	$172,555	$153,737
Increase in comparable store net sales	5.1%	5.8%
Gross profit as a percent of net sales	33.0%	33.0%
Income from operations	$12,701	$11,264
EBITDA (1)	$18,737	$16,035

(1)	EBITDA represents net income before provision for income tax, interest income and expense, and depreciation and amortization, including recognition of deferred rent. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered as a performance measure prepared in accordance with GAAP, such as operating income, net income and cash flows from operating activities. We believe that EBITDA provides additional information of our operating performance and our ability to meet our future debt service, capital expenditure and working capital requirements. Furthermore, our executive compensation plans base incentive compensation payments on our EBITDA performance measured against budget. Other companies may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. The table below includes a reconciliation from net income to EBITDA.

	Three Months Ended
	March 28, 2009	March 29, 2008
Statement of Operations Data:
Net income	$4,562	$3,609
Provision for income taxes	3,132	2,339
Interest income	(1)	(13)
Interest expense	5,008	5,329
Depreciation and amortization, including deferred rent (a)	6,036	4,771

EBITDA	$18,737	$16,035

(a)	Excludes amortization of deferred financing fees, which are included in “interest expense” in this table.

Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash provided by operating activities:

	Three Months Ended
	March 28, 2009	March 29, 2008
EBITDA	$18,737	$16,035
Interest expense, net	(5,007)	(5,316)
Provision for income taxes	(3,132)	(2,339)
Loss on disposal of fixed assets	1	4
Deferred income taxes	608	1,699
Deferred financing fees amortization and other	292	292
Equity compensation expense	628	544
Changes in operating assets and liabilities:
Inventories	852	(5,976)
Prepaid expenses and other current assets	343	(604)
Other non-current assets	(9)	(34)
Accounts payable	5,292	(347)
Accrued expenses and other current liabilities	(9,823)	(7,318)
Other long-term liabilities	48	4

Net cash provided by (used in) operating activities	$8,830	$(3,356)

The following table shows the growth in our network of stores during the three months ended March 28, 2009 and March 29, 2008:

	Three Months Ended
	March 28, 2009	March 29, 2008
Store Data:
Stores open at beginning of period	401	341
Stores opened	17	13
Stores closed	—	—

Stores open at end of period	418	354

Results of Operations

The information presented below is for the three months ended March 28, 2009 and March 29, 2008 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three months ended March 28, 2009 and March 29, 2008 as a percentage of net sales:

	Three Months Ended
	March 28, 2009	March 29, 2008
Net sales	100.0%	100.0%
Cost of goods sold	67.0%	67.0%

Gross profit	33.0%	33.0%
Selling, general and administrative expenses	25.5%	25.5%
Related party expenses	0.1%	0.2%

Income from operations	7.4%	7.3%
Interest income	(0.0%)	(0.0%)
Interest expense	2.9%	3.4%

Income before provision for income taxes	4.5%	3.9%
Provision for income taxes	1.9%	1.6%

Net income	2.6%	2.3%

Three Months Ended March 28, 2009 Compared To Three Months Ended March 29, 2008

Net Sales

Net sales increased $18.8 million, or 12.2%, to $172.6 million for the three months ended March 28, 2009 compared to $153.7 million for the three months ended March 29, 2008. The increase was the result of an increase in our comparable store sales, new sales from our non-comparable stores, offset by a decrease in our direct sales.

Retail

Net sales from our retail stores increased $19.1 million, or 14.4%, to $151.6 million for the three months ended March 28, 2009 compared to $132.5 million for the three months ended March 29, 2008. We operated 418 stores as of March 28, 2009 compared to 354 stores as of March 29, 2008. Our overall store sales for the three months ended March 28, 2009 increased due to non-comparable store sales increases of $12.4 million and an increase in comparable store sales of $6.7 million, or 5.1%. Our overall sales increased primarily in the categories of supplements, which increased $5.1 million, or 16.2%; vitamins and multivitamins, which increased $2.4 million, or 13.9%; sports nutrition, which increased by $7.4 million, or 23.5%; and herbs, which increased $4.1 million, or 17.2%.

Product sales in the supplements category increased at a greater rate than overall increase in net sales, as we continue to experience significant growth in sales of essential fatty acids, or EFAs, as well as experiencing growth in other products during the first Fiscal quarter of 2009, such as CoQ10 and probiotics for digestive health. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales for the eleventh consecutive quarter during the quarter ended March 28, 2009. We expect this trend to continue based on the growth of the fitness-conscious market. In addition, net sales in our Herbs category increased at a greater rate than the overall increase in net sales primarily as a result of an increase in net sales of our cleansing and superfoods products.

Direct

Net sales to our direct customers decreased $0.3 million, or 1.5%, to $20.9 million for the three months ended March 28, 2009 compared to $21.2 million for the three months ended March 29, 2008. The overall decrease in our direct sales was due to an increase in our internet sales of approximately $0.4 million which was offset by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers this quarter as compared to the quarter ended March 29, 2008, as a result of our prior web-based marketing initiatives. We continued to reduce our catalog circulation and have discontinued customer prospecting during the quarter ended March 28, 2009, as we believe catalog purchasing in general is continuing to experience a consistent decline in popularity as a purchasing medium, concurrent with an ongoing shift towards online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $12.6 million, or 12.2%, to $115.5 million for the three months ended March 28, 2009 compared to $103.0 million for the three months ended March 29, 2008. The increase was primarily due to an increase in product costs and occupancy costs for the quarter ended March 28, 2009, as compared to the quarter ended March 29, 2008. Cost of goods sold as a percentage of net sales remained level at 67.0% for the three months ended March 28, 2009 and for the three months ended March 29, 2008. The consistent relationship of cost of goods sold to net sales was due primarily to a decrease in product costs as a percentage of sales of 0.8% which was offset by an increase in occupancy costs of 0.9% as a percentage of sales. The increase of occupancy costs as a percentage of sales is largely attributable to the larger number of new (non-mature) stores in operations during the first quarter of Fiscal 2009, as compared to the first quarter of Fiscal 2008.

Gross Profit

As a result of the foregoing, gross profit increased $6.3 million, or 12.3%, to $57.0 million for the three months ended March 28, 2009 compared to $50.8 million for the three months ended March 29, 2008. Gross profit as a percentage of sales was 33.0% for both the quarter ended March 28, 2009 and the quarter ended March 29, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses, increased $4.8 million, or 12.2%, to $43.9 million for the three months ended March 28, 2009, compared to $39.2 million for the three months ended March 29, 2008. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales remained level at 25.5% for the three months ended March 28, 2009 and for the three months ended March 29, 2008.

Operating payroll and related benefits increased $2.2 million, or 15.5%, to $16.6 million for the three months ended March 28, 2009 compared to $14.4 million for the three months ended March 29, 2008. Operating payroll and related benefits expenses as a percentage of net sales increased to 9.6% for the three months ended March 28, 2009 compared to 9.4% for the three months ended March 29, 2008. The increase as a percentage of net sales was primarily due to lower sales per hour for the quarter ended March 28, 2009, as compared to the quarter ended March 29, 2008, due to a greater proportion of newer stores, as well as an increase in average wage.

Advertising and promotion expenses increased $0.5 million, or 11.5%, to $4.4 million for the three months ended March 28, 2009 compared to $3.9 million for the three months ended March 29, 2008. Advertising and promotion expenses as a percentage of net sales remained level at 2.5% for the three months ended March 28, 2009 and for the three months ended March 29, 2008.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $2.1 million, or 10.1%, to $23.0 million for the three months ended March 28, 2009 compared to $20.9 million for the three months ended March 29, 2008. The increase was due primarily to increases in depreciation and amortization expense of approximately $1.1 million, and corporate payroll expenses of $0.7 million. The increase in payroll was attributable to increases to our corporate staff to meet the needs of our growth. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.3% during the three months ended March 28, 2009 compared to 13.6% for the three months ended March 29, 2008. The decrease as a percentage of sales was largely the result of a decrease in pre-opening related expenses of 0.2% during the quarter ended March 28, 2009, as compared to the quarter ended March 29, 2008.

Related Party Expenses

Related party expenses increased $0.1 million, or 9%, to $0.4 million for the three months ended March 28, 2009, compared to $0.3 million for the three months ended March 29, 2008, due to greater sales for the quarter ended March 28, 2009.

Income from Operations

As a result of the foregoing, income from operations increased $1.4 million, or 12.8%, to $12.7 million for the three months ended March 28, 2009 compared to $11.3 million for the three months ended March 29, 2008. Income from operations as a percentage of net sales increased to 7.4% for the three months ended March 28, 2009 compared to 7.3% for the three months ended March 29, 2008.

Retail

Income from operations for the retail segment increased $3.1 million, or 14.5%, to $24.7 million for the three months ended March 28, 2009 compared to $21.6 million for the three months ended March 29, 2008. Income from operations as a percentage of net sales for the retail segment remained level at 16.3% for the three months ended March 28, 2009 and the three months ended March 29, 2008.

Direct

Income from operations for the direct segment increased $0.4 million, or 10.5%, to $4.4 million for the three months ended March 28, 2009 compared to $4.0 million for the three months ended March 29, 2008. Income from operations as a percentage of net sales for the direct segment increased to 20.9% for the three months ended March 28, 2009 compared to 18.6% for the three months ended March 29, 2008. The 2.3% increase in income from operations as a percentage of net sales was due to a decrease in product costs of 1.4% as a percentage of net sales, due to a decrease in pricing promotions during the three months ended March 28, 2009, as compared to the three months ended March 29, 2008, as well as a 2.0% decrease in advertising costs as a percentage of net sales, as we continue to decrease our catalogue circulation and printed promotional material. These decreases were offset in part by an increase in distribution costs of 1.1% as a percentage of net sales during this quarter as compared to the same quarter last year, as a result of an increase in wages.

Corporate Costs

Corporate costs increased by $2.1 million, or 14.8%, to $16.3 million for the three months ended March 28, 2009 compared to $14.2 million for the three months ended March 29, 2008. Corporate costs as a percentage of net sales increased to 9.5% for the three months ended March 28, 2009 compared to 9.3% for the three months ended March 29, 2008. The dollar increase was primarily due to increases in depreciation and amortization expense of approximately $1.1 million, and payroll expenses of $0.7 million during the quarter ended March 28, 2009, as compared to the quarter ended March 29, 2008. Corporate costs as a percentage of net sales increased primarily due to an increase in deprecation and amortization expense of 0.3% as a percentage of net sales during the quarter ended March 28, 2009, compared to the quarter ended March 29, 2008.

Interest Income

Interest income decreased $12,000 to $1,000 for the three months ended March 28, 2009 compared to $13,000 for the three months ended March 29, 2008. The decrease was due largely to lower interest rates and lower cash balances during the three months ended March 28, 2009, as compared to the three months ended March 29, 2008.

Interest Expense

Interest expense decreased $0.3 million, or 6.0%, to $5.0 million for the three months ended March 28, 2009 compared to $5.3 million for the three months ended March 29, 2008. The decrease was due to lower interest rates experienced during the quarter ended March 28, 2009, as compared to the three months ended March 29, 2008, offset in part by greater borrowings on our revolving credit line during the quarter ended March 28, 2009.

Provision for Income Taxes

We recognized $3.1 million of income tax expense during the three months ended March 28, 2009 compared with $2.3 million for the three months ended March 29, 2008. The effective tax rate for the three months ended March 28, 2009 was 40.7%, compared to 39.3% for the three months ended March 29, 2008. The effective rate for the current period, as compared to the same period last year, increased primarily due to increases in our blended state tax rates.

Net Income

As a result of the foregoing, we generated net income of $4.6 million for the three months ended March 28, 2009 compared to $3.6 million for the three months ended March 29, 2008.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources:

	March 28, 2009	December 27, 2008
Balance Sheet Data:
Cash and cash equivalents	$1,786	$1,623
Working capital	56,635	52,347
Total assets	463,124	463,690
Total debt, including capital leases	186,326	186,382

	Three Months Ended
	March 28, 2009	March 29, 2008
Other Information:
Depreciation and amortization, including deferred rent (1)	$6,328	$5,063

Cash Flows Provided By (Used In):
Operating activities	$8,830	$(3,356)
Investing activities	(8,377)	(11,300)
Financing activities	(290)	14,966

Net increase in cash and cash equivalents	$163	$310

(1)	Also includes amortization of deferred financing fees.

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

We plan to spend up to $18 million in capital expenditures during Fiscal 2009, of which up to $14 million will be in connection with our store growth and improvement plans with the remainder of up to $4 million being used for all other expenditures. Of the total capital expenditures projected for Fiscal 2009 we have already invested $8.4 million during the three months ended March 28, 2009. We plan on opening approximately 30-35 stores during Fiscal 2009, of which we have already opened 17 stores as of March 28, 2009. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of $165,000 to $200,000 at cost for each of our stores. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

We were in compliance with all debt covenants as of March 28, 2009. At March 28, 2009, we had $1.8 million in cash and cash equivalents and $56.6 million in working capital. At December 27, 2008, we had $1.6 million in cash and cash equivalents and $52.3 million in working capital.

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities was $8.8 million for the three months ended March 28, 2009, as compared to $3.4 million of cash used in operating activities for the three months ended March 29, 2008. The $12.2 million increase in cash flows from operating activities is primarily due to a decrease in inventory expenditures, an increase in our accounts payable, as well as an increase in our earnings for the quarter ended March 28, 2009, as compared to the quarter ended March 29, 2008. The decrease in inventory expenditures is attributable to an increase in our inventory efficiency, as we require less lead time to fulfill a retail store’s needs, as well as due to the planned decreased in new store openings in the coming months relative to the same period last year, as we increased our inventory in anticipation of the numerous store openings which occurred during Fiscal 2008. The increase in accounts payable was due to the timing of disbursements relating to purchases made during the quarter ended March 28, 2009.

Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 28, 2009, was $8.4 million, compared to $11.3 million during the three months ended March 29, 2008. Capital expenditures during the three months ended March 28, 2009, were used for the construction of 17 new stores, and improvements to existing stores. During the three months ended March 29, 2008, capital expenditures were used for the construction of 13 new stores, as well as the construction in progress for approximately 25 new stores which were opened in the following two quarters in Fiscal 2008. In addition, capital expenditures during the first Fiscal quarter 2008 included the $3.0 million asset purchase related to our Florida stores.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.3 million for the three months ended March 28, 2009, as compared to net cash provided by financing activities of $15.0 million for the three months ended March 29, 2008. The $15.3 million decrease in cash provided by financing activities was due primarily to the borrowing of $15.0 million from our revolving credit agreement during the three months ended March 29, 2008.

2005 Second Priority Senior Secured Floating Rate Notes

Commencing on February 15, 2006, interest on our Notes was set at a per annum rate equal to a three month LIBOR plus 7.5%, which resets quarterly on February 15, May 15, August 15 and November 15 of each year. The combined weighted average interest rate from December 27, 2008 through March 28, 2009 was 9.11% (12.23% after including the impact of hedging activities). Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the then applicable interest rate on the Notes. The indenture governing the Notes restricts the ability of Vitamin Shoppe Industries, Inc. (“VSI”) and VS Direct, Inc. (“Direct”) to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets.

Revolving Credit Facility

On November 15, 2005, VSI entered into a Revolving Credit Facility for $50.0 million, and has the option to increase or decrease the facility size by $25.0 million, subject to certain conditions. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and inventory of VSI and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. In addition, if the foregoing cannot make payments to the Revolving Credit Facility when they become due, VS Parent, Inc. (“Parent”) has guaranteed the Revolving Credit Facility and must make payments on their behalf. The Revolving Credit Facility provides for affirmative and negative covenants affecting VSI, Holdings and Direct. The Revolving Credit Facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. The Revolving Credit Facility has a maturity date of November 15, 2010. The unused available line of credit at March 28, 2009 was $31.2 million.

The borrowings under the Revolving Credit Facility accrue interest, at our option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from December 27, 2008 through March 28, 2009 was 2.82%.

Direct and Holdings provided guarantees in respect of VSI’s obligations under the Revolving Credit Facility, and VSI and Holdings have provided guarantees in respect of Direct’s obligations under the Revolving Credit Facility.

We entered into an interest rate swap during December 2005 on a portion of our Notes, which qualifies for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133. The swap’s fair market value of $(4.4) million at December 27, 2008 and $(4.0) million at March 28, 2009, is recorded in other long-term liabilities on the condensed consolidated balance sheets. Of the increase in market value of $0.4 million during Fiscal 2009, $0.2 million was recorded in other comprehensive income, and $0.2 million was recorded in deferred tax liabilities.

Contractual Obligations and Commercial Commitments

As of March 28, 2009, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Capital Lease Obligation, Including Interest	Long- Term Debt	Interest Payments (2)	Credit Facility
Remainder of Fiscal 2009	$64,635	$49,907	$1,104	$—	$13,624	$—
2010	103,987	67,349	1,472	—	18,166	17,000
2011	83,269	63,631	1,472	—	18,166	—
2012	241,736	60,774	824	165,000	15,138	—
2013	54,377	54,377	—	—	—	—
Thereafter	139,664	139,664	—	—	—	—

	$687,668	$435,702	$4,872	$165,000	$65,094	$17,000

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during the first three months of Fiscal of 2009. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 17.8% of our minimum lease obligations for the three months ended March 28, 2009.

(2)	Interest payments are based upon the prevailing interest rates at March 28, 2009, net of projected activity arising from our hedging activities which cease in 2011. Interest payments do not include interest expense related to our Credit Facility due to its revolving nature.

We have an aggregate contingent liability of up to $2.1 million related to potential severance payments for five executives as of March 28, 2009 pursuant to their respective employment agreements. We have an aggregate contingent liability of up to $1.9 million related to potential severance payments for eight employees as of March 28, 2009 following a change in control pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS No. 161”). SFAS No. 161 requires entities to provide enhanced disclosures for derivative activities and hedging activities with regards to the reasons for employing derivative instruments, how they are accounted for, and how these instruments affect an entity’s financial position, financial performance, and cash flows. We adopted the provisions of SFAS No. 161 in the first quarter of Fiscal 2009. The adoption of SFAS No. 161 had no impact on our financial condition, results of operations or cash flows. See Note 3 (Financial Instruments Policy) and Note 11 to our condensed consolidated financial statements, for disclosures pertaining to SFAS No. 161.

Effective December 30, 2007, we adopted certain provisions of SFAS No. 157, “Fair Value Measurements,” that apply to certain financial assets and liabilities. This statement defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. SFAS No. 157, as amended by FASB Staff Position 157-2 (“FSP 157-2”), requires that the remaining provisions, which apply to nonfinancial assets and nonfinancial liabilities, were effective in the first quarter of fiscal 2009. The adoption of the remaining provisions of SFAS No. 157 and FSP 157-2 did not have a material impact on our financial condition, results of operations or cash flows. Required disclosures are included in Note 11 to our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)),” SFAS No. 141(R) attempts to improve the relevance and comparability of the information included in companies` financial reports regarding business combinations and their effects. The provisions of SFAS 141(R) were effective in the first quarter of fiscal 2009. The adoption of SFAS 141(R) did not have an impact on our current financial condition, results of operations or cash flows. However, we cannot determine the future impact, if any, the adoption will have on our financial condition, results of operations or cash flows.

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

Our market risks relate primarily to changes in interest rates. Our Revolving Credit Facility and Notes carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to interest expense on our Notes of approximately $0.8 million as the total potential increase of $1.7 million would be offset by our hedging activities described below. We historically have engaged in interest rate hedging activities related to our floating rate debt. In December 2005, we entered into an interest rate swap on a portion of our Notes, the fair market value of which was $(4.4) million at December 27, 2008 and $(4.0) million at March 28, 2009, which is recorded in other long-term liabilities on the condensed consolidated balance sheets.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of March 28, 2009, pursuant to Exchange Act Rule 13a-l5. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 28, 2009 are effective for (1) gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulating and communicating this information to the our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control structure over financial reporting during the quarter ended March 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 8 in the Notes to Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 19, 2009. There have been no material changes from risk factors previously disclosed in our Form 10-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2009.

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