Form 10-Q
period 2009-06-27
VS HOLDINGS, INC.
filed 2009-08-11
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

or

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of August 10, 2009, VS Holdings, Inc. had 100 shares of common stock outstanding owned by VS Parent, Inc.

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

Certification EX-31.1
Certification EX-31.2
Certification EX-32.1
Certification EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 27, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,107	$1,623
Inventories	103,443	106,891
Prepaid expenses and other current assets	11,658	13,005
Deferred income taxes	2,998	4,750

Total current assets	120,206	126,269
Property and equipment, net	85,331	82,989
Goodwill	177,248	177,248
Other intangibles, net	70,721	71,088
Other assets:
Deferred financing fees, net of accumulated amortization of $4,120 and $3,536 in 2009 and 2008, respectively	3,512	4,097
Other long-term assets	2,081	1,999

Total other assets	5,593	6,096

Total assets	$459,099	$463,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$1,353	$1,111
Revolving credit facility	8,500	17,000
Accounts payable	23,577	24,348
Deferred sales	7,807	13,039
Accrued salaries and related expenses	5,213	5,454
Accrued interest	2,045	2,170
Other accrued expenses	11,850	10,800

Total current liabilities	60,345	73,922
Long-term debt	165,000	165,000
Capital lease obligation, net of current portion	2,900	3,271
Deferred income taxes	20,657	23,363
Other long-term liabilities	7,972	8,721
Deferred rent	23,078	20,883
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 27, 2009 and December 27, 2008	—	—
Additional paid-in capital	160,825	159,556
Accumulated other comprehensive loss	(2,034)	(2,614)
Retained earnings	20,356	11,588

Total stockholders’ equity	179,147	168,530

Total liabilities and stockholders’ equity	$459,099	$463,690

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$171,143	$153,354	$343,698	$307,091
Cost of goods sold	115,381	103,807	230,924	206,791

Gross profit	55,762	49,547	112,774	100,300
Selling, general and administrative expenses	43,171	40,442	87,113	79,592
Related party expenses	447	397	816	736

Income from operations	12,144	8,708	24,845	19,972
Interest income	(1)	(9)	(2)	(22)
Interest expense	4,833	5,460	9,841	10,789

Income before provision for income taxes	7,312	3,257	15,006	9,205
Provision for income taxes	3,106	1,250	6,238	3,589

Net income	$4,206	$2,007	$8,768	$5,616

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net income	$8,768	$5,616
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	58	44
Depreciation and amortization	10,877	8,804
Deferred income taxes	(1,340)	(31)
Deferred rent	1,565	1,477
Equity compensation expense	1,269	1,121
Changes in operating assets and liabilities:
Inventories	3,448	(300)
Prepaid expenses and other current assets	1,977	994
Other non-current assets	(82)	(128)
Accounts payable	1,182	(11,668)
Accrued expenses and other current liabilities	(4,548)	(1,098)
Other long-term liabilities	217	102

Net cash provided by operating activities	23,391	4,933

Cash flows from investing activities:
Capital expenditures	(13,771)	(13,110)
Intangible assets acquired in asset purchases	—	(3,450)

Net cash used in investing activities	(13,771)	(16,560)

Cash flows from financing activities:
Borrowings under revolving credit agreement	3,000	15,000
Repayments of borrowings under revolving credit agreement	(11,500)	(3,000)
Payments of capital lease obligation	(636)	(67)

Net cash (used in) provided by financing activities	(9,136)	11,933

Net increase in cash and cash equivalents	484	306
Cash and cash equivalents beginning of period	1,623	1,453

Cash and cash equivalents end of period	$2,107	$1,759

Supplemental disclosures of cash flow information:
Interest paid	$9,138	$10,266
Income taxes paid	$5,625	$3,027
Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$181	$524
Assets acquired under capital lease	$508	$561

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid- In-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amounts
Balance at December 27, 2008	100	$—	$159,556	$(2,614)	$11,588	$168,530

Net Income	—	—	—	—	8,768	8,768
Interest Rate Swap, net of taxes of $386	—	—	—	580	—	580

Total Comprehensive Income						9,348
Equity Compensation Expense	—	—	1,269	—	—	1,269

Balance at June 27, 2009	100	$—	$160,825	$(2,034)	$20,356	$179,147

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The condensed consolidated financial statements as of June 27, 2009 and for the three and six months ended June 27, 2009 and June 28, 2008, include the accounts of Holdings, VSI and Direct. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of June 27, 2009 and for the three and six months ended June 27, 2009 and June 28, 2008, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 27, 2008. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-week period, ending the last Saturday in December. Fiscal 2009 is a 52-week period ending December 26, 2009 and Fiscal 2008 was a 52-week period ended December 27, 2008. The results for the three months ended June 27, 2009 and June 28, 2008, are each based on a 13-week period, and the results for the six months ended June 27, 2009 and June 28, 2009, are each based on a 26-week period.

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

Financial Instruments Policy—The Company entered into an interest rate swap during December 2005 on a portion of its $165 million Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”), which qualifies for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The interest rate swap has a maturity date of November 2010. The swap’s fair market value of $(4.4) million at December 27, 2008, and $(3.5) million at June 27, 2009, is recorded in other long-term liabilities on the condensed consolidated balance sheets. Of the increase in market value of $0.9 million during the six months ended June 27, 2009, $0.6 million was recorded in other comprehensive income, and $0.3 million in deferred income tax liabilities. The amounts recorded in other comprehensive income and deferred income tax liabilities for the three months ended June 27, 2009, were $0.3 million and $0.2 million, respectively.

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

Advertising Costs—Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Advertising expense was $3.0 million and $3.2 million for the three months ended June 27, 2009 and June 28, 2008, respectively, and $7.4 million and $7.1 million for the six months ended June 27, 2009 and June 28, 2008, respectively.

Recent Accounting Pronouncements—In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS No. 161”). SFAS No. 161 requires entities to provide enhanced disclosures for derivative activities and hedging activities with regard to the reasons for employing derivative instruments, how they are accounted for, and how these instruments affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 were effective in the first quarter of fiscal year 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 3 (Financial Instruments Policy) and Note 11 for disclosures pertaining to SFAS No. 161.

Effective December 30, 2007, the Company adopted certain provisions of SFAS No. 157, “Fair Value Measurements,” that apply to certain financial assets and liabilities. This statement defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. The remaining provisions of SFAS No. 157, as amended by FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which apply to nonfinancial assets and nonfinancial liabilities, were effective in the first quarter of fiscal 2009. The adoption of the remaining provisions of SFAS No. 157 and FSP 157-2 did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 11 for disclosures pertaining to SFAS No. 157.

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

The following table discloses the carrying value of all intangible assets (in thousands):

	June 27, 2009			December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Intangibles related to asset purchase	$3,000	$1,013	$1,987	$3,000	$629	$2,371
Tradenames	68,734	—	68,734	68,717	—	68,717
Goodwill	177,248	—	177,248	177,248	—	177,248

	$248,982	$1,013	$247,969	$248,965	$629	$248,336

Intangible amortization expense for the three and six months ended June 27, 2009 was $0.2 million and $0.4 million, respectively. Amortization expense for the three and six months ended June 28, 2008 was $0.2 million. There was no amortization expense for the first quarter of Fiscal 2008. Tradenames are not amortized, as they are determined to be intangible assets with indefinite lives. Tradenames and goodwill will be tested for impairment in the last quarter of Fiscal 2009 or whenever impairment indicators exist.

The useful lives of the Company’s finite-lived intangible assets is between 1 to 7 years. The expected amortization expense on finite-lived intangible assets on the Company’s condensed consolidated balance sheets at June 27, 2009, is as follows (in thousands):

Remainder of Fiscal 2009	$383
Fiscal 2010	730
Fiscal 2011	541
Fiscal 2012	124
Fiscal 2013	124
Thereafter	85

$1,987

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	June 27, 2009	December 27, 2008
Furniture, fixtures and equipment	$94,946	$85,909
Leasehold improvements	90,188	83,242
Website development costs	11,013	12,740
Transportation equipment	21	21

	196,168	181,912
Less: accumulated depreciation and amortization	(112,991)	(103,244)

Subtotal	83,177	78,668
Construction in progress	2,154	4,321

	$85,331	$82,989

Depreciation and amortization expense on property and equipment, including equipment recorded under capital leases, for the three and six months ended June 27, 2009, was $5.0 million and $9.9 million, respectively, and for the three and six months ended June 28, 2008, was $4.0 million and $8.0 million, respectively. Depreciation and amortization expense on property and equipment is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations.

6.	Credit Arrangements

Debt consists of the following (in thousands):

	June 27, 2009	December 27, 2008
Revolving Credit Facility	$8,500	$17,000

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$165,000	$165,000

Second Priority Senior Secured Floating Rate Notes

Interest on the Notes is set at a per annum rate equal to a three month LIBOR plus 7.5%, which is reset quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2006. The combined weighted average interest rate before the impact of our hedging activities from December 27, 2008 through June 27, 2009 was 8.84% (12.30% after including the impact of hedging activities). The Notes will mature on November 15, 2012. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the applicable interest rate on the Notes. If VSI cannot make payments on the Notes when they are due, Holdings and VSI’s only subsidiary, Direct (collectively, the “Guarantors”), have guaranteed the Notes and must make payments instead. The Notes and the guarantees are secured by a second priority security interest in substantially all of VSI’s and the Guarantors’ assets that secure VSI’s first priority senior secured credit facility. The Notes and the guarantees are VSI’s, and the Guarantors’, second priority senior secured obligations, and rank equally in right of payment with all of VSI’s and the Guarantors’ existing and future senior indebtedness and senior to all of VSI’s and the Guarantors’ existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of VSI’s and the Guarantors’ first priority senior secured indebtedness, including VSI’s first priority senior secured credit facility, to the extent of the collateral securing such indebtedness. If VSI sells certain assets, issues equity or experiences specific kinds of changes in control, VSI must offer to repurchase the Notes. As of November 15, 2007, VSI has been allowed, at its option, to redeem some or all of the Notes at a premium.

Revolving Credit Facility

On November 15, 2005, VSI entered into a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), and VSI has the option to increase or decrease the Revolving Credit Facility size by $25.0 million, subject to certain conditions. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and the inventory of VSI and its only subsidiary, Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The Revolving Credit Facility provides for affirmative and negative covenants affecting Holdings, VSI and Direct. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay cash dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change its line of business, and restricts the types of hedging activities the Company can enter into. The Revolving Credit Facility has a maturity date of November 15, 2010. The unused available line of credit at June 27, 2009 was $39.6 million and the amount of borrowings outstanding at June 27, 2009 was $8.5 million. The largest amount borrowed at any given point during the six months ended June 27, 2009 was $20.0 million. The Revolving Credit Facility includes a $10 million sub-facility for the issuance of letters of credit, of which there were $0.3 million issued and outstanding as of June 27, 2009.

The borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate”, or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from December 27, 2008 through June 27, 2009 was 2.44%.

Interest expense for the three and six months ended June 27, 2009 and June 28, 2008 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Interest on the Notes	$4,367	$4,952	8,770	$9,906
Amortization of deferred financing fees	292	292	584	584
Interest on the revolving credit facility and other	174	216	487	299

	$4,833	$5,460	$9,841	$10,789

Capital Leases

The Company leases certain computer equipment under capital leases which expire through fiscal 2012. The following is a schedule of the future minimum lease payments under capital leases as of June 27, 2009 (in thousands):

Remainder of Fiscal 2009	$803
Fiscal 2010	1,607
Fiscal 2011	1,505
Fiscal 2012	824

Total	4,739
Less amount representing interest	486

Present value of minimum lease payments	4,253
Less current portion of capital lease obligation	1,353

$2,900

7.	Stock-Based Compensation

Stock Option Plan—In Fiscal 2002 the Company adopted the VS Holdings, Inc. 2002 Stock Option Plan (the “2002 Plan”) for certain directors, officers, consultants and employees of the Company. The Company authorized the issuance of up to 2,046,041 shares of common stock. As of June 2006, the 2002 Plan was amended and assigned to Parent where it was adopted as the VS Parent, Inc. 2006 Stock Option Plan (the “2006 Plan”), converting all grants on a one-to-one basis for the right to receive a common share of VS Parent upon exercise. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant. Generally, options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The stock options have a maximum term of 10 years. The following table summarizes the 2006 Plan as of June 27, 2009 and changes during the six month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 27, 2008	1,952,056	$20.15
Granted	19,476	$24.02
Canceled/forfeited	(24,438)	$24.44

Outstanding at June 27, 2009	1,947,094	$20.14	5.93

Vested or expected to vest at June 27, 2009	1,849,739	$20.14	5.93

Vested and exercisable at June 27, 2009	1,459,968	$18.87	5.27

The Company accounts for its stock-based compensation based on the requirements of SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) and adopted SFAS 123(R) using the prospective method. The Company continues to account for any portion of awards outstanding at the date of initial application (first quarter of Fiscal 2006) using the accounting principles originally applied to those awards which were the provisions of Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretive guidance. For those grants valued under SFAS 123(R), compensation expense attributable to stock-based compensation for the three months ended June 27, 2009, and June 28, 2008, was approximately $0.6 million and $0.6 million, respectively. Compensation expense for the six months ended June 27, 2009 and June 28, 2008, was approximately $1.3 million and $1.1 million, respectively. As of June 27, 2009, the remaining unrecognized stock-based compensation expense for non-vested stock options issued after the effective date of SFAS 123(R) to be expensed in future periods is $4.7 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.1 years. There were 1,459,968 and 487,126 vested and non-vested options, respectively, at June 27, 2009. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in the subsequent period if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the plan inception in Fiscal 2002. The value pertaining to estimated future forfeitures as of June 27, 2009 is approximately $0.2 million.

The weighted-average grant date fair value of stock options granted during the three months ended June 27, 2009 and June 28, 2008, was $10.70 and $14.13, respectively. The weighted-average grant date fair value of stock options granted during the six months ended June 28, 2008, was $14.00. There were no options granted during the first quarter of Fiscal 2009. There were no stock options exercised during the first six months of Fiscal 2009 or 2008. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	48.2%	46.4%	48.2%	46.7%
Risk-free interest rate	2.71%	3.74%	2.71%	3.30%
Expected holding period	6.25 years	6.25 years	6.25 years	6.25 years

The expected volatility applicable to the three and six months ended June 27, 2009 and June 28, 2008 is based on the volatility levels over the past 6.25 years from the average volatility of similar actively traded companies. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips. The expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years. The simplified method was chosen as a means to determine the Company’s holding period as the Company currently has no historical option exercise experience due to being a privately held company.

8.	Legal Proceedings

Dwight Thompson v. The Vitamin Shoppe and Consolidated Actions. The Company reclassified its California store managers as non-exempt employees in January 2004. On February 25, 2005, plaintiff Dwight Thompson (“Thompson”), a former store manager, filed suit on behalf of himself and other “similarly situated” current and former California store managers and assistant store managers in the Superior Court of the State of California for the County of Orange (“Orange County Superior Court”), alleging causes of action for alleged wage and hour violations, unfair business practices, unfair competition under Cal. Bus. & Prof. Code §§ 17000 et seq. (“UCL”) and penalties under the Labor Code Private Attorneys General Act, Cal. Labor Code §§ 2698 et seq. (“PAGA”) (the “Thompson Action”). Almost one year later, on July 7, 2006, the same group of plaintiffs’ attorneys who were representing Thompson filed another wage and hour lawsuit against The Vitamin Shoppe based on substantively identical allegations in the Orange County Superior Court, entitled Estel v. The Vitamin Shoppe Industries Inc. (Case No. 06CC07852) (the “Estel Action”). Plaintiffs in the Estel Action were already class members in the Thompson Action and in the lawsuit described below, Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. (the “Perry Action”). In January 2008, the Court consolidated the Thompson and Estel actions. In the consolidated complaint, Plaintiffs assert nine claims for relief against the Company: (1) failure to pay overtime wages; (2) unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide meal periods; (5) failure to provide rest periods; (6) unfair competition under the UCL; (7) failure to provide itemized wage statements; (8) failure to provide wages and accrued vacation upon termination; and (9) recovery of civil penalties under PAGA. Plaintiffs purport to bring their UCL and PAGA claims as representative actions and the remaining claims on behalf of a class composed of all current and former assistant managers and managers of the Company who were employed on or after April 14, 2006 (the “Amended Thompson Action”). The Company intends to defend the Amended Thompson Action vigorously and has filed a motion for summary judgment on the grounds that Dwight Thompson, the only named plaintiff to act as a class representative, lacks standing to pursue such class action claims and that he can not sustain a claim for PAGA penalties. At this time, the Company does not have sufficient information to determine the amount or range of any potential loss. Accordingly, as of June 27, 2009, the Company has not accrued any liabilities related to this litigation.

Janine Perry and Thomas Vitrano v. Vitamin Shoppe Industries Inc. On August 17, 2005, plaintiff Perry, a former assistant store manager, later joined by plaintiff Vitrano, a current store manager, filed suit on behalf of themselves and other “similarly situated” individuals in the Superior Court of the State of California for the County of Marin, alleging miscellaneous wage and hour violations under California law, including, but not limited to, violations related to misclassification of store managers and violations with respect to providing meal and rest periods for store managers and assistant store managers. Plaintiffs’ allegations are similar to the violations alleged in the Thompson Action. On December 20, 2005, the parties engaged in mediation and the parties entered into a Memorandum of Understanding, which was followed by execution of a formal Settlement Agreement, which received final approval of the Marin County Superior Court in 2007. The settlement was upheld on appeal on June 17, 2009, no petition for review was filed, so all appeals have been exhausted.

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., (“Proposition 65”) require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. The Company has withdrawn certain named products from the California market and has provided warnings with respect to other products still available in California pending discussions with the public prosecutors. The Napa County District Attorney has expressed concerns on several occasions as to the method of warning employed by the Company and the completeness of its implementation. The Company has revised its warnings and reviewed its procedures for implementing warnings. The Company has responded to all outstanding requests for information and has met in person with representatives of the Napa County District Attorney and the California Attorney General to attempt to resolve this matter. At this time it is premature to address any potential loss as a result of these claims, or the amount or range of potential loss. As of June 27, 2009, the Company has not accrued any liabilities related to this litigation. The Napa District Attorney has not filed suit; nor has he made any monetary demand on the Company. In recent discussions, he has indicated that this matter may be resolved in conjunction with the People v. 21st Century Healthcare, Inc. matter discussed below.

The People of the State of California v. 21st Century Healthcare, Inc. On October 22, 2008, a private enforcer named Vicky Hamilton sent over 70 manufacturers and retailers of multivitamin products, including the Company, various Sixty-Day Notices of Violation of Proposition 65, Cal. Health & Safety Code section 25249.5 et seq. alleging that certain products contain lead and lead compounds and were sold in California without a Proposition 65 warning threatening litigation pertaining to two of the Company’s multivitamin products. On December 23, 2008, the California Attorney General and nine California District Attorneys filed a complaint on behalf of the People of the State of California against a number of companies who received notices of violation from Ms. Hamilton, including the Company in Alameda County Superior Court. The action alleges violations of both Proposition 65 and the UCL and supplants the litigation Ms. Hamilton sought to bring against the Company on the claims stated in her Notice of Violation. Penalties under Proposition 65 may be assessed at the maximum rate of $2,500 per violation per day. Penalties under the UCL may be assessed at the same rate and are cumulative to those available under Proposition 65. Injunctive relief and attorneys fees are also available. The Company is investigating these claims and discussing them with the California Attorney General and District Attorneys. At this time it is premature to determine the extent of any potential loss. Accordingly, as of June 27, 2009, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of June 27, 2009, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

9.	Related Party Transactions

In connection with the acquisition completed in Fiscal 2002, the Company entered into a management agreement with IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC). This agreement provides for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. Amounts paid during the three and six months ended June 27, 2009 were approximately $0.4 million and $0.8 million, respectively, and for the three and six months ended June 28, 2008 were approximately $0.4 million and $0.7 million, respectively.

10.	Segment Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through retail stores throughout the United States. The direct segment generates revenue through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through the Company’s Web site and catalog. A catalog is mailed periodically to customers in the Company’s Healthy Awards Program database, and the Company’s website at www.vitaminshoppe.com and www.BodyTech.com offer its customers online access to a full assortment of over 20,000 SKUs. Corporate costs represent the Company’s administrative expenses which include, but are not limited to: human resources, legal, finance, information technology, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

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

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Sales:
Retail	$151,760	$134,094	$303,402	$266,604
Direct	19,383	19,260	40,296	40,487

Net sales	171,143	153,354	343,698	307,091
Income from operations:
Retail	24,987	20,450	49,662	42,003
Direct	3,720	3,770	8,086	7,720
Corporate costs	(16,563)	(15,512)	(32,903)	(29,751)

Income from operations	$12,144	$8,708	$24,845	$19,972

11.	Fair Value of Financial Instruments

The disclosure of the fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The fair value of the Company’s Second Priority Senior Secured Floating Rate Notes have been determined by the Company using quoted market prices. The following table sets forth the carrying amounts and fair values of the Company’s Notes at June 27, 2009 and December 27, 2008 (in thousands):

	June 27, 2009		December 27, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Second Priority Senior Secured Floating Rate Notes	$165,000	$158,400	$165,000	$103,950

The fair value at June 27, 2009, is based on the last trade closest to that date which was June 16, 2009. The December 30, 2008 trade date was used for the December 27, 2008 fair value due to its being the closest trade to the Company’s Fiscal year end.

Effective December 30, 2007, the Company adopted the provisions of SFAS No. 157 that apply to its financial assets and liabilities which are measured at fair value within the condensed consolidated financial statements. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs based on a company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. In determining the fair value of the Company’s interest rate swap, the Company’s sole derivative, observable inputs were available at June 27, 2009, and thus were relied upon for the interest rate swap’s valuation (for further discussion regarding the swap, see Note 3 to the Company’s condensed consolidated financial statements - Summary of Significant Accounting Policies). The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company’s interest rate swap was established as a cash flow hedge on a portion of its Notes to offset fluctuations related to the variable rate interest payments as described in Note 6. The interest rate swap is included in other long-term liabilities in the condensed consolidated balance sheets. The swap is categorized in Level 2 in the fair value hierarchy as shown in the following table:

		Fair value at June 27, 2009, using:
(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap	$3.5	$—	$3.5	$—

Total	$3.5	$—	$3.5	$—

Approximately $0.7 million and $1.3 million was reclassified from accumulated other comprehensive loss to earnings (as a component of interest expense) for the three and six months ended June 27, 2009, respectively. The Company expects $2.5 million of unrealized losses that are reported in accumulated other comprehensive loss as of June 27, 2009 to be reclassified into earnings within the next 12 months.

12.	Subsequent Event

Subsequent events have been evaluated through August 11, 2009, the date of issuance of the condensed consolidated financial statements herein. On July 23, 2009, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, for an initial public offering of common stock. The Registration Statement is currently under review by the Securities and Exchange Commission.

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

The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations, and statements of cash flows for Holdings, VSI and Direct:

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF JUNE 27, 2009

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,152	$955	$—	$2,107
Inventories	—	17,510	85,933	—	103,443
Prepaid expenses and other current assets	—	173	11,485	—	11,658
Intercompany receivable	2	287,302	315,031	(602,335)	—
Deferred income taxes	—	529	2,469	—	2,998

Total current assets	2	306,666	415,873	(602,335)	120,206
Property and equipment, net	—	21,971	63,360	—	85,331
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	70,721	—	70,721
Other assets:
Deferred financing fees, net of accumulated amortization of $4,120	—	—	3,512	—	3,512
Other long-term assets	—	—	2,081	—	2,081
Deferred income tax asset	2,906	1,944	13,818	(18,668)	—

Total other assets	2,906	1,944	19,411	(18,668)	5,593
Investment in subsidiary	194,034	—	51,252	(245,286)	—

Total assets	$196,942	$330,581	$797,865	$(866,289)	$459,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$—	$—	$1,353	$—	$1,353
Revolving credit facility	—	—	8,500	—	8,500
Intercompany payable	17,400	269,225	315,710	(602,335)	—
Accounts payable	—	172	23,405	—	23,577
Deferred sales	—	1,591	6,216	—	7,807
Accrued salaries and related expenses	—	377	4,836	—	5,213
Accrued interest	—	—	2,045	—	2,045
Other accrued expenses	31	824	10,995	—	11,850

Total current liabilities	17,431	272,189	373,060	(602,335)	60,345
Long-term debt	—	—	165,000	—	165,000
Capital lease obligation, net of current portion	—	—	2,900	—	2,900
Deferred income taxes	364	3,194	35,767	(18,668)	20,657
Other long-term liabilities	—	1	7,971	—	7,972
Deferred rent	—	3,945	19,133	—	23,078
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding	—	—	—	—	—
Additional paid-in capital	160,825	20,165	166,791	(186,956)	160,825
Accumulated other comprehensive loss	(2,034)	—	(2,034)	2,034	(2,034)
Retained earnings	20,356	31,087	29,277	(60,364)	20,356

Total stockholders’ equity	179,147	51,252	194,034	(245,286)	179,147

Total liabilities and stockholders’ equity	$196,942	$330,581	$797,865	$(866,289)	$459,099

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 27, 2008

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$841	$782	$—	$1,623
Inventories	—	17,547	89,344	—	106,891
Prepaid expenses and other current assets	—	198	12,807	—	13,005
Intercompany receivable	2	284,763	317,570	(602,335)	—
Deferred income taxes	—	707	4,043	—	4,750

Total current assets	2	304,056	424,546	(602,335)	126,269
Property and equipment, net	—	21,399	61,590	—	82,989
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	71,088	—	71,088
Other assets:
Deferred financing fees, net of accumulated amortization of $3,536	—	—	4,097	—	4,097
Other long-term assets	—	—	462	—	462
Security deposits	—	—	1,537	—	1,537
Deferred income tax asset	2,218	1,873	12,816	(16,907)	—

Total other assets	2,218	1,873	18,912	(16,907)	6,096
Investment in subsidiary	183,972	—	47,628	(231,600)	—

Total assets	$186,192	$327,328	$801,012	$(850,842)	$463,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$—	$—	$1,111	$—	$1,111
Revolving credit facility	—	—	17,000	—	17,000
Intercompany payable	17,400	269,225	315,710	(602,335)	—
Accounts payable	—	102	24,246	—	24,348
Deferred sales	—	2,538	10,501	—	13,039
Accrued salaries and related expenses	—	142	5,312	—	5,454
Accrued interest	—	—	2,170	—	2,170
Other accrued expenses	29	708	10,063	—	10,800

Total current liabilities	17,429	272,715	386,113	(602,335)	73,922
Long-term debt	—	—	165,000	—	165,000
Capital lease obligation, net of current portion	—	—	3,271	—	3,271
Deferred income taxes	233	3,209	36,828	(16,907)	23,363
Other long-term liabilities	—	—	8,721	—	8,721
Deferred rent	—	3,776	17,107	—	20,883
Commitments and contingencies
Stockholders’ equity:
Additional paid-in capital	159,556	20,165	166,791	(186,956)	159,556
Accumulated other comprehensive loss	(2,614)	—	(2,614)	2,614	(2,614)
Retained earnings	11,588	27,463	19,795	(47,258)	11,588

Total stockholders’ equity	168,530	47,628	183,972	(231,600)	168,530

Total liabilities and stockholders’ equity	$186,192	$327,328	$801,012	$(850,842)	$463,690

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 27, 2009

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$33,950	$137,193	$—	$171,143
Commissions	—	4,633	1,903	(6,536)	—
Cost of goods sold	—	24,319	92,386	(1,324)	115,381

Gross profit	—	14,264	46,710	(5,212)	55,762
Selling, general and administrative expenses	641	11,265	36,477	(5,212)	43,171
Related party expenses	—	—	447	—	447

(Loss) income from operations	(641)	2,999	9,786	—	12,144
Interest income	—	—	(1)	—	(1)
Interest expense	—	—	4,833	—	4,833

(Loss) income before (benefit) provision for income taxes	(641)	2,999	4,954	—	7,312
(Benefit) provision for income taxes	(281)	1,165	2,222	—	3,106

(Loss) income before equity in net earnings of subsidiary	(360)	1,834	2,732	—	4,206
Equity in net earnings of subsidiary	4,566	—	1,834	(6,400)	—

Net income	$4,206	$1,834	$4,566	$(6,400)	$4,206

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 27, 2009

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$66,802	$276,896	$—	$343,698
Commissions	—	9,711	3,768	(13,479)	—
Cost of goods sold	—	48,081	185,427	(2,584)	230,924

Gross profit	—	28,432	95,237	(10,895)	112,774
Selling, general and administrative expenses	1,269	22,509	74,230	(10,895)	87,113
Related party expenses	—	—	816	—	816

(Loss) income from operations	(1,269)	5,923	20,191	—	24,845
Interest income	—	—	(2)	—	(2)
Interest expense	—	—	9,841	—	9,841

(Loss) income before (benefit) provision for income taxes	(1,269)	5,923	10,352	—	15,006
(Benefit) provision for income taxes	(556)	2,299	4,495	—	6,238

(Loss) income before equity in net earnings of subsidiary	(713)	3,624	5,857	—	8,768
Equity in net earnings of subsidiary	9,481	—	3,624	(13,105)	—

Net income	$8,768	$3,624	$9,481	$(13,105)	$8,768

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

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 28, 2008

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$57,192	$249,899	$—	$307,091
Commissions	—	13,228	3,605	(16,833)	—
Cost of goods sold	—	40,889	168,231	(2,329)	206,791

Gross profit	—	29,531	85,273	(14,504)	100,300
Selling, general and administrative expenses	1,121	20,087	72,888	(14,504)	79,592
Related party expenses	—	—	736	—	736

(Loss) income from operations	(1,121)	9,444	11,649	—	19,972
Interest income	—	(5)	(17)	—	(22)
Interest expense	—	2,511	8,278	—	10,789

(Loss) income before (benefit) provision for income taxes	(1,121)	6,938	3,388	—	9,205
(Benefit) provision for income taxes	(483)	2,640	1,432	—	3,589

(Loss) income before equity in net earnings of subsidiary	(638)	4,298	1,956	—	5,616
Equity in net earnings of subsidiary	6,254	—	4,298	(10,552)	—

Net income	$5,616	$4,298	$6,254	$(10,552)	$5,616

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 27, 2009

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$8,768	$3,624	$9,481	$(13,105)	$8,768
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	8	50	—	58
Depreciation and amortization	—	2,313	8,564	—	10,877
Deferred income taxes	(557)	92	(875)	—	(1,340)
Deferred rent	—	169	1,396	—	1,565
Equity compensation expense	1,269	—	—	—	1,269
Equity in earnings of subsidiary	(9,481)	—	(3,624)	13,105	—
Changes in operating assets and liabilities:
Inventories	—	37	3,411	—	3,448
Prepaid expenses and other current assets	—	25	1,952	—	1,977
Intercompany	—	(2,539)	2,539	—	—
Other non-current assets	—	—	(82)	—	(82)
Accounts payable	—	70	1,112	—	1,182
Accrued expenses and other current liabilities	1	(596)	(3,953)	—	(4,548)
Other long-term liabilities	—	1	216	—	217

Net cash provided by operating activities	—	3,204	20,187	—	23,391

Cash flows from investing activities:
Capital expenditures	—	(2,893)	(10,878)	—	(13,771)

Net cash used in investing activities	—	(2,893)	(10,878)	—	(13,771)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	3,000	—	3,000
Repayment of borrowings under revolving credit agreement	—	—	(11,500)	—	(11,500)
Payments of capital lease obligation	—	—	(636)	—	(636)

Net cash used in financing activities	—	—	(9,136)	—	(9,136)

Net increase in cash and cash equivalents	—	311	173	—	484
Cash and cash equivalents beginning of period	—	841	782	—	1,623

Cash and cash equivalents end of period	$—	$1,152	$955	$—	$2,107

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 28, 2008

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,616	$4,298	$6,254	$(10,552)	$5,616
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	5	39	—	44
Depreciation and amortization	—	1,660	7,144	—	8,804
Deferred income taxes	(483)	(378)	830	—	(31)
Deferred rent	—	699	778	—	1,477
Equity compensation expense	1,121	—	—	—	1,121
Equity in earnings of subsidiary	(6,254)	—	(4,298)	10,552	—
Changes in operating assets and liabilities:
Inventories	—	(1,734)	1,434	—	(300)
Prepaid expenses and other current assets	—	(12)	1,006	—	994
Intercompany		(2,542)	2,542	—	—
Other non-current assets	—	20	(148)	—	(128)
Accounts payable	—	(75)	(11,593)	—	(11,668)
Accrued expenses and other current liabilities	—	2,065	(3,163)	—	(1,098)
Other long-term liabilities	—	—	102	—	102

Net cash provided by operating activities	—	4,006	927	—	4,933

Cash flows from investing activities:
Capital expenditures	—	(3,619)	(9,491)	—	(13,110)
Intangible assets acquired in asset purchases	—	—	(3,450)	—	(3,450)

Net cash used in investing activities	—	(3,619)	(12,941)	—	(16,560)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	15,000	—	15,000
Repayment of borrowings under revolving credit agreement	—	—	(3,000)		(3,000)
Payments of capital lease obligation	—	—	(67)		(67)

Net cash provided by financing activities	—	—	11,933	—	11,933

Net increase (decrease) in cash and cash equivalents	—	387	(81)	—	306
Cash and cash equivalents beginning of period	—	567	886	—	1,453

Cash and cash equivalents end of period	$—	$954	$805	$—	$1,759

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. As of June 27, 2009, we operated 425 stores located in 37 states and the District of Columbia and sold direct to consumers through our web sites, www.vitaminshoppe.com, www.BodyTech.com, and our nationally circulated catalog. We target the dedicated, well-informed vitamin, mineral and supplement (“VMS”) consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. We offer our customers a selection of over 20,000 SKUs from over 700 different national brands, as well as our proprietary Vitamin Shoppe, BodyTech and MD Select brands. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or at mass merchants, such as chain drug stores chains and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

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

Since the beginning of 2005, we have aggressively pursued new store growth. During this period through June 27, 2009, we opened 196 new stores, expanding our presence in our existing markets as well as entering new markets such as California, Texas, Michigan and Hawaii. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

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

Sales of weight management products are generally more sensitive to consumer trends, resulting in higher volatility than our other products. Our sales of weight management products have been significantly influenced by the rapid increase and subsequent decline of products such as those containing ephedra, low carb products, and certain thermogenic products, such as Hyrdroxy Cut. Accordingly, we launch new weight management products on an ongoing basis in response to prevailing market conditions and consumer demands. As the rate of obesity increases and as the general public becomes increasingly more health conscious, we expect the demand for weight management products, albeit volatile, to continue to be strong in the near term.

In addition to the weight management product lines, we intend to continue our focus in meeting the demands of an increasingly aging population, the effects of increasing costs of traditional healthcare and a rapidly growing fitness conscious public.

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2005, we have opened 197 stores and operate 426 stores located in 37 states and the District of Columbia as of August 4, 2009.

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

Interest expense includes interest on our second priority senior secured floating rate notes (the “Notes”) along with interest on our swap, interest on the Revolving Credit Facility, letters of credit fees, interest on our capital leases, as well as amortization of financing costs.

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$171,143	$153,354	$343,698	$307,091
Increase in comparable store net sales	4.3%	8.7%	4.7%	7.2%
Gross profit as a percent of net sales	32.6%	32.3%	32.8%	32.7%
Income from operations	$12,144	$8,708	$24,845	$19,972
EBITDA (1)	$17,966	$13,634	$36,703	$29,669

(1)	EBITDA represents net income before provision for income tax, interest income and expense, and depreciation and amortization, including recognition of deferred rent. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered as a performance measure prepared in accordance with GAAP, such as operating income, net income and cash flows from operating activities. We believe that EBITDA provides additional information of our operating performance and our ability to meet our future debt service, capital expenditure and working capital requirements. Furthermore, our executive compensation plans base incentive compensation payments on our EBITDA performance measured against budget. Other companies may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. The table below includes a reconciliation from net income to EBITDA.

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Statement of Operations Data:
Net income	$4,206	$2,007	$8,768	$5,616
Provision for income taxes	3,106	1,250	6,238	3,589
Interest income	(1)	(9)	(2)	(22)
Interest expense	4,833	5,460	9,841	10,789
Depreciation and amortization, including deferred rent (a)	5,822	4,926	11,858	9,697

EBITDA	$17,966	$13,634	$36,703	$29,669

(a)	Excludes amortization of deferred financing fees, which are included in “interest expense” in this table.

Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash provided by operating activities:

	Six Months Ended
	June 27, 2009	June 28, 2008
EBITDA	$36,703	$29,669
Interest expense, net	(9,839)	(10,767)
Provision for income taxes	(6,238)	(3,589)
Loss on disposal of fixed assets	58	44
Deferred income taxes	(1,340)	(31)
Deferred financing fees amortization and other	584	584
Equity compensation expense	1,269	1,121
Changes in operating assets and liabilities:
Inventories	3,448	(300)
Prepaid expenses and other current assets	1,977	994
Other non-current assets	(82)	(128)
Accounts payable	1,182	(11,668)
Accrued expenses and other current liabilities	(4,548)	(1,098)
Other long-term liabilities	217	102

Net cash provided by operating activities	$23,391	$4,933

The following table shows the growth in our network of stores during the three and six months ended June 27, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Store Data:
Stores open at beginning of period	418	354	401	341
Stores opened	8	7	25	20
Stores closed	(1)	—	(1)	—

Stores open at end of period	425	361	425	361

Results of Operations

The information presented below is for the three and six months ended June 27, 2009 and June 28, 2008 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three and six months ended June 27, 2009 and June 28, 2008 as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.4%	67.7%	67.2%	67.3%

Gross profit	32.6%	32.3%	32.8%	32.7%
Selling, general and administrative expenses	25.2%	26.4%	25.3%	25.9%
Related party expenses	0.3%	0.2%	0.3%	0.3%

Income from operations	7.1%	5.7%	7.2%	6.5%
Interest income	(0.0%)	(0.0%)	(0.0%)	(0.0%)
Interest expense	2.8%	3.6%	2.8%	3.5%

Income before provision for income taxes	4.3%	2.1%	4.4%	3.0%
Provision for income taxes	1.8%	0.8%	1.8%	1.2%

Net income	2.5%	1.3%	2.6%	1.8%

Three Months Ended June 27, 2009 Compared To Three Months Ended June 28, 2008

Net Sales

Net sales increased $17.8 million, or 11.6%, to $171.1 million for the three months ended June 27, 2009 compared to $153.4 million for the three months ended June 28, 2008. The increase was primarily the result of an increase in our comparable store sales, and new sales from our non-comparable stores.

Retail

Net sales from our retail stores increased $17.7 million, or 13.2%, to $151.8 million for the three months ended June 27, 2009 compared to $134.1 million for the three months ended June 28, 2008. We operated 425 stores as of June 27, 2009 compared to 361 stores as of June 28, 2008. Our overall store sales for the three months ended June 27, 2009 increased due to non-comparable store sales increases of $3.9 million and an increase in comparable store sales of $13.8 million, or 4.3%. Our overall sales increased primarily in the categories of supplements, which increased $5.4 million, or 16.8%; vitamins and multivitamins, which increased $2.7 million, or 16.1%; sports nutrition, which increased $5.9 million, or 17.4%; and herbs, which increased $4.3 million, or 19.0%. These increases were offset in part by a decrease in our weight management category of $1.1 million, or 12.4%, which was largely due to a recall of a non-core product during the quarter.

Product sales in the supplements category increased at a greater rate than the overall increase in net sales, as we continue to experience significant growth in sales of essential fatty acids, or EFAs, as well as experiencing growth in other products during the quarter, such as CoQ10 and probiotics for digestive health. Sales in our vitamin and multivitamin category increased at a rate greater than the overall increase in net sales due to the introduction of new special formulations for men and women as well as an increase in sales of Vitamin D which continues to receive favorable press. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales for the eleventh consecutive quarter during the quarter ended June 27, 2009. We expect this trend to continue based on the growth of the fitness-conscious market. In addition, net sales in our Herbs category increased at a greater rate than the overall increase in net sales primarily as a result of an increase in net sales in our cleansing and superfoods products.

Direct

Net sales to our direct customers increased $0.1 million, or 0.6%, to $19.4 million for the three months ended June 27, 2009 compared to $19.3 million for the three months ended June 28, 2008. The overall increase in our direct sales was due to an increase in our internet sales of approximately $1.2 million which was offset by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers, as a result of our prior web-based marketing initiatives, as well as an increase in pricing promotions this quarter as compared to the quarter ended June 28, 2008. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $11.6 million, or 11.1%, to $115.4 million for the three months ended June 27, 2009 compared to $103.8 million for the three months ended June 28, 2008. The increase was primarily due to an increase in product costs and occupancy costs for the quarter ended June 27, 2009, as compared to the quarter ended June 28, 2008. Cost of goods sold as a percentage of net sales decreased to 67.4% for the three months ended June 27, 2009, compared to 67.7% for the three months ended June 28, 2008. The decrease of cost of goods sold as a percentage of net sales was due primarily to a decrease in product costs as a percentage of sales of 0.5% which was offset by an increase in occupancy costs of 0.7% as a percentage of sales. The increase of occupancy costs as a percentage of sales is largely attributable to the larger body of new (non-comparable) stores in operations during the second quarter of Fiscal 2009, as compared to the second quarter of Fiscal 2008.

Gross Profit

As a result of the foregoing, gross profit increased $6.2 million, or 12.5%, to $55.8 million for the three months ended June 27, 2009 compared to $49.5 million for the three months ended June 28, 2008. Gross profit as a percentage of sales increased to 32.6% for the quarter ended June 27, 2009, compared to 32.3% for the quarter ended June 28, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses, increased $2.7 million, or 6.7%, to $43.2 million for the three months ended June 27, 2009, compared to $40.4 million for the three months ended June 28, 2008. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales decreased to 25.2% for the three months ended June 27, 2009, compared to 26.4% for the three months ended June 28, 2008.

Operating payroll and related benefits increased $2.1 million, or 14.0%, to $16.8 million for the three months ended June 27, 2009 compared to $14.7 million for the three months ended June 28, 2008. Operating payroll and related benefits expenses as a percentage of net sales increased to 9.8% for the three months ended June 27, 2009 compared to 9.6% for the three months ended June 28, 2008. The increase as a percentage of net sales was primarily due to lower sales per hour for the quarter ended June 27, 2009, as compared to the quarter ended June 28, 2008, due to a greater number of new (non-comparable) stores.

Advertising and promotion expenses decreased $0.2 million, or 4.0%, to $3.0 million for the three months ended June 27, 2009 compared to $3.2 million for the three months ended June 28, 2008. Advertising and promotion expenses as a percentage of net sales decreased to 1.8% for the three months ended June 27, 2009, compared to 2.1% for the three months ended June 28, 2008. The decrease is primarily due to a decline in our catalog circulation for the three months ended June 27, 2009, as compared to the three months ended June 28, 2008, as we are reducing our catalog advertising and prospecting efforts.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $0.8 million, or 3.7%, to $23.4 million for the three months ended June 27, 2009 compared to $22.5 million for the three months ended June 28, 2008. The increase was due primarily to increases in depreciation and amortization expense of approximately $1.0 million, and corporate payroll expenses of $0.3 million, offset in part by decreases in information technology costs of $0.2 million and professional fees of $0.2 million. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.7% during the three months ended June 27, 2009 compared to 14.7% for the three months ended June 28, 2008. The decrease as a percentage of sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the quarter ended June 27, 2009, as compared to the quarter ended June 28, 2008.

Related Party Expenses

Related party expenses remained level at $0.4 million for the three months ended June 27, 2009, and the three months ended June 28, 2008.

Income from Operations

As a result of the foregoing, income from operations increased $3.4 million, or 39.5%, to $12.1 million for the three months ended June 27, 2009 compared to $8.7 million for the three months ended June 28, 2008. Income from operations as a percentage of net sales increased to 7.1% for the three months ended June 27, 2009 compared to 5.7% for the three months ended June 28, 2008.

Retail

Income from operations for the retail segment increased $4.5 million, or 22.2%, to $25.0 million for the three months ended June 27, 2009 compared to $20.5 million for the three months ended June 28, 2008. Income from operations as a percentage of net sales for the retail segment remained increased to 16.5% for the three months ended June 27, 2009, compared to 15.3% for the three months ended June 28, 2008. The increase as a percentage of sales was primarily due to a 0.7% decrease in product costs as a result of vendor funded promotions.

Direct

Income from operations for the direct segment decreased $0.1 million, or 1.3%, to $3.7 million for the three months ended June 27, 2009 compared to $3.8 million for the three months ended June 28, 2008. Income from operations as a percentage of net sales for the direct segment decreased to 19.2% for the three months ended June 27, 2009 compared to 19.6% for the three months ended June 28, 2008. The 0.4% decrease in income from operations as a percent of net sales was due to an increase in product costs of 1.6%, as a percent of net sales, due primarily to an increase in promotional pricing, and an increase in distribution costs of 0.7% as a percentage of net sales, as a result of an increase in wages during the three months ended June 27, 2009, as compared to the three months ended June 28, 2008. These increases were offset in part by a 1.6% decrease in advertising costs as a percentage of net sales during the three months ended June 27, 2009, compared to the three months ended June 28, 2008, as we continue to decrease our catalog circulation and printed promotional material.

Corporate Costs

Corporate costs increased by $1.1 million, or 6.8%, to $16.6 million for the three months ended June 27, 2009 compared to $15.5 million for the three months ended June 28, 2008. Corporate costs as a percentage of net sales decreased to 9.7% for the three months ended June 27, 2009 compared to 10.1% for the three months ended June 28, 2008. The dollar increase was primarily due to increases in depreciation and amortization expense of approximately $1.0 million, and payroll expenses of $0.3 million during the quarter ended June 27, 2009, as compared to the quarter ended June 28, 2008, offset by decreases in information technology costs of $0.2 million and professional fees of $0.2 million. The decrease in Corporate costs as a percentage of sales was largely the result of experiencing overall economies of scale in other corporate expenses relative to increased sales for the quarter ended June 27, 2009, as compared to the quarter ended June 28, 2008.

Interest Income

Interest income decreased $8,000 to $1,000 for the three months ended June 27, 2009 compared to $9,000 for the three months ended June 28, 2008. The decrease was due largely to lower interest rates and lower cash balances during the three months ended June 27, 2009, as compared to the three months ended June 28, 2008.

Interest Expense

Interest expense decreased $0.6 million, or 11.5%, to $4.8 million for the three months ended June 27, 2009 compared to $5.5 million for the three months ended June 28, 2008. The decrease was due to lower interest rates experienced during the quarter ended June 27, 2009, as compared to the three months ended June 28, 2008, as well as having lower borrowings on our revolving credit line during the quarter ended June 27, 2009.

Provision for Income Taxes

We recognized $3.1 million of income tax expense during the three months ended June 27, 2009 compared with $1.3 million for the three months ended June 28, 2008. The effective tax rate for the three months ended June 27, 2009 was 42.5%, compared to 38.4% for the three months ended June 28, 2008. The effective rate for the current period, as compared to the same period last year, increased primarily due to increases in our blended state tax rates, and increases to our FIN 48 liability.

Net Income

As a result of the foregoing, we generated net income of $4.2 million for the three months ended June 27, 2009 compared to $2.0 million for the three months ended June 28, 2008.

Six Months Ended June 27, 2009 Compared To Six Months Ended June 28, 2008

Net Sales

Net sales increased $36.6 million, or 11.9%, to $343.7 million for the six months ended June 27, 2009 compared to $307.1 million for the six months ended June 28, 2008. The increase was the result of an increase in our comparable store sales, new sales from our non-comparable stores, offset in part, by a decrease in our direct sales.

Retail

Net sales from our retail stores increased $36.8 million, or 13.8%, to $303.4 million for the six months ended June 27, 2009 compared to $266.6 million for the six months ended June 28, 2008. We operated 425 stores as of June 27, 2009 compared to 361 stores as of June 28, 2008. Our overall store sales for the six months ended June 27, 2009 increased due to non-comparable store sales increases of $8.1 million and an increase in comparable store sales of $28.7 million, or 4.7%. Our overall sales increased primarily in the categories of supplements, which increased $10.6 million, or 16.5%; vitamins and multivitamins, which increased $5.1 million, or 15.0%; sports nutrition, which increased by $13.3 million, or 20.4%; minerals, which increased $1.2 million, or 14.1%; and herbs, which increased $8.5 million, or 18.1%; offset in part by weight management, sales of which decreased $1.1 million, or 6.3%.

The supplements category, which is among the largest selling product categories in our mix, continues to experience significant growth in sales of essential fatty acids, or EFAs, which have been responsible for most of the growth in the supplement category for several quarters. Given the current trend in EFA consumption, and the growing number of publications and recommendations regarding the heart-health benefits of fish oils (such as by The American Heart Association and US National Institutes of Health), we expect continued strength in sales of EFAs for the remainder of this Fiscal year. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales during the six months ended June 27, 2009, and has done so since the middle of Fiscal 2006. We believe this is due largely to the growth in the fitness-conscious market as well as the diversity of new product introductions and innovations in functionally specific supplementation. In addition, net sales in our Herbs category increased at a greater rate than the overall increase in net sales primarily as a result of an increase in sales in our cleansing and superfoods products. Sales in the weight management category decreased during the six months ended June 27, 2009, due primarily to a recall of a popular thermogenic product which was not replaced with a reformulated product until after the close of the second Fiscal quarter of 2009.

Direct

Net sales to our direct customers decreased $0.2 million, or 0.5%, to $40.3 million for the six months ended June 27, 2009 compared to $40.5 million for the six months ended June 28, 2008. The overall decrease in our direct sales was due to an increase in our internet sales of approximately $2.3 million which was offset by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers during the six months ended June 27, 2009, as compared to the six months ended June 28, 2008, as a result of our prior web-based marketing initiatives. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the introduction of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $24.1 million, or 11.7%, to $230.9 million for the six months ended June 27, 2009 compared to $206.8 million for the six months ended June 28, 2008. The dollar increase was primarily due to an increase in product costs and occupancy costs for the six months ended June 27, 2009, as compared to the six months ended June 28, 2008. Cost of goods sold as a percentage of net sales decreased to 67.2% for the six months ended June 27, 2009, compared to 67.3% for the six months ended June 28, 2008. The decrease of cost of goods sold as a percentage of net sales was due primarily to decreases in product costs and distribution costs as a percentage of sales of 0.6% and 0.4%, respectively, which were offset by an increase in occupancy costs of 0.8% as a percentage of sales. The increase of occupancy costs as a percentage of sales is largely attributable to the larger body of new (non-comparable) stores in operations during the first six months of Fiscal 2009, as compared to the same period last year.

Gross Profit

As a result of the foregoing, gross profit increased $12.5 million, or 12.4%, to $112.8 million for the six months ended June 27, 2009 compared to $100.3 million for the six months ended June 28, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses, increased $7.5 million, or 9.4%, to $87.1 million for the six months ended June 27, 2009, compared to $79.6 million for the six months ended June 28, 2008. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the six months ended June 27, 2009 decreased to 25.3% compared to 25.9% for the six months ended June 28, 2008.

Operating payroll and related benefits increased $4.3 million, or 14.8%, to $33.4 million for the six months ended June 27, 2009 compared to $29.1 million for the six months ended June 28, 2008. Operating payroll and related benefits expenses as a percentage of net sales increased to 9.7% for the six months ended June 27, 2009 compared to 9.5% for the six months ended June 28, 2008. The increase as a percentage of net sales was primarily due to the greater volume of newer stores thus resulting in lower sales per hour relative to net sales during the six months ended June 27, 2009, as compared to the six months ended June 28, 2008.

Advertising and promotion expenses increased $0.3 million, or 4.6%, to $7.4 million for the six months ended June 27, 2009 compared to $7.1 million for the six months ended June 28, 2008. Advertising and promotion expenses as a percentage of net sales decreased to 2.1% for the six months ended June 27, 2009 from 2.3% for the six months ended June 28, 2008. The decrease is primarily due to a decline in our catalog circulation for the six months ended June 27, 2009, as compared to the six months ended June 28, 2008, as we are reducing our catalog advertising and prospecting efforts.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $2.9 million, or 6.7%, to $46.3 million for the six months ended June 27, 2009 compared to $43.4 million for the six months ended June 28, 2008. The increase was due to increases in depreciation and amortization expense of approximately $2.1 million, and an increase in corporate payroll expenses of $0.8 million. The increase in payroll was attributable to increases to our corporate staff to meet the needs of our growth during the six months ended June 27, 2009, as compared to the six months ended June 28, 2008. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.5% during the six months ended June 27, 2009 compared to 14.1% for the six months ended June 28, 2008, due to achieving greater overall efficiencies from our operations and corporate infrastructure relative to net sales during the six months ended June 27, 2009, as compared to the six months ended June 28, 2008.

Related Party Expenses

Related party expenses increases $0.1 million, or 10.9%, to $0.8 million for the six months ended June 27, 2009, as compared to $0.7 million for the six months ended June 28, 2008, due to the increase in net sales.

Income from Operations

As a result of the foregoing, income from operations increased $4.9 million, or 24.4%, to $24.8 million for the six months ended June 27, 2009 compared to $20.0 million for the six months ended June 28, 2008. Income from operations as a percentage of net sales increased to 7.2% for the six months ended June 27, 2009, compared to 6.5% for the six months ended June 28, 2008.

Retail

Income from operations for the retail segment increased $7.7 million, or 18.2%, to $49.7 million for the six months ended June 27, 2009 compared to $42.0 million for the six months ended June 28, 2008. Income from operations as a percentage of net sales for the retail segment increased to 16.4% for the six months ended June 27, 2009 compared to 15.8% for the six months ended June 28, 2008. The increase as a percentage of net sales was primarily due to the decrease in cost of goods sold of 0.4% as a percent of sales and a decrease and in operating expenses of 0.6% as a percent of sales. The decrease in operating expenses were as a result of the economies of scale described in “Other, selling, general and administrative expenses.” These decreases were offset in part by an increase in advertising expense of 0.2% as a percentage of net sales, which is attributable to the increases in greater national media exposure and media for grand openings during the six months ended June 27, 2009, as compared to the six months ended June 28, 2008.

Direct

Income from operations for the direct segment increased $0.4 million, or 4.7%, to $8.1 million for the six months ended June 27, 2009 compared to $7.7 million for the six months ended June 28, 2008. Income from operations as a percentage of net sales for the direct segment increased to 20.1% for the six months ended June 27, 2009 compared to 19.1% for the six months ended June 28, 2008. This increase in income from operations as a percentage of net sales was due mainly to a 1.9% decrease in advertising costs as percentage of net sales, as we are reducing our catalog advertising and prospecting efforts, offset by an increase in cost of goods sold of 0.9% as a percentage of net sales which was primarily due to greater distribution costs. The increase in distribution costs was primarily as a result of a lower ratio of units per shipment experienced for the six months ended June 27, 2009, as compared the six months ended June 28, 2008.

Corporate Costs

Corporate costs increased by $3.2 million, or 10.6%, to $32.9 million for the six months ended June 27, 2009 compared to $29.8 million for the six months ended June 28, 2008. Corporate costs as a percentage of net sales decreased to 9.6% for the six months ended June 27, 2009 compared to 9.7% for the six months ended June 28, 2008. The dollar increase was primarily due to increases in depreciation and amortization expense of approximately $2.1 million, and an increase in payroll of $0.8 million, attributable to our growing corporate infrastructure. The 0.1% decrease as a percentage of net sales for the six months ended June 27, 2009, as compared to the six months ended June 28, 2008, was primarily due to achieving greater overall efficiencies from our corporate infrastructure relative to net sales during the six months ended June 27, 2009, as compared to the six months ended June 28, 2008.

Interest Income

Interest income decreased $20,000 to $2,000 for the six months ended June 27, 2009 compared to $22,000 for the six months ended June 28, 2008. The decrease was due largely to lower interest rates, and lower cash balances during the six months ended June 27, 2009, as compared to the six months ended June 28, 2008.

Interest Expense

Interest expense decreased $0.9 million, or 8.8%, to $9.8 million for the six months ended June 27, 2009 compared to $10.8 million for the six months ended June 28, 2008. The decrease was due to lower interest rates as well as lower outstanding short-term borrowings experienced during the six months ended June 27, 2009, as compared to the six months ended June 28, 2008.

Provision for Income Taxes

We recognized $6.2 million of income tax expense during the six months ended June 27, 2009 compared with $3.6 million for the six months ended June 28, 2008. The effective tax rate for the six months ended June 27, 2009 was 41.6%, compared to 39.0% for the six months ended June 28, 2008. The effective rate for the current period, as compared to the same period last year, increased primarily due to increases in our blended state tax rates.

Net Income

As a result of the foregoing, we generated net income of $8.8 million for the six months ended June 27, 2009 compared to $5.6 million for the six months ended June 28, 2008.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources:

	June 27, 2009	December 27, 2008
Balance Sheet Data:
Cash and cash equivalents	$2,107	$1,623
Working capital	59,861	52,347
Total assets	459,099	463,690
Total debt, including capital leases	177,753	186,382

	Six Months Ended
	June 27, 2009	June 28, 2008
Other Information:
Depreciation and amortization, including deferred rent (1)	$12,442	$10,281
Cash Flows Provided By (Used In):
Operating activities	$23,391	$4,933
Investing activities	(13,771)	(16,560)
Financing activities	(9,136)	11,933

Net increase in cash and cash equivalents	$484	$306

(1)	Also includes amortization of deferred financing fees.

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

We plan to spend up to $21 million in capital expenditures during Fiscal 2009, of which up to $17 million will be in connection with our store growth and improvement plans with the remainder of up to $4 million being used for all other expenditures. Of the total capital expenditures projected for Fiscal 2009 we have already invested $13.8 million during the six months ended June 27, 2009. We plan on opening approximately 38 stores during Fiscal 2009, of which we have already opened 25 stores as of June 27, 2009. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of $165,000 to $185,000 at cost for each of our stores. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

We were in compliance with all debt covenants as of June 27, 2009. At June 27, 2009, we had $2.1 million in cash and cash equivalents and $59.9 million in working capital. At December 27, 2008, we had $1.6 million in cash and cash equivalents and $52.3 million in working capital.

Cash Provided by Operating Activities

Cash provided by operating activities was $23.4 million for the six months ended June 27, 2009, as compared to $4.9 million of cash provided by operating activities for the six months ended June 28, 2008. The $18.5 million increase in cash flows from operating activities is primarily due to an increase in our net income, as well as decreases in expenditures on inventory and on our accounts payable for the six months ended June 27, 2009, as compared to the six months ended June 28, 2008. The decrease changes in our inventory is attributable to an increase in our inventory efficiency, as we require less lead time to fulfill a retail store’s needs, as well as due to the planned decrease in new store openings in the coming months relative to the same period last year, as we increased our inventory in anticipation of the numerous store openings which occurred during Fiscal 2008. The decrease in changes to our accounts payable in Fiscal 2009 was primarily due to increasing the frequency of payments to our trade vendors beginning in Fiscal 2008 to align with accelerated payment terms.

Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 27, 2009, was $13.8 million, compared to $16.6 million during the six months ended June 28, 2008. Capital expenditures during the six months ended June 27, 2009, were used for the construction of 25 new stores, and improvements to exiting stores. During the six months ended June 28, 2008, capital expenditures were used for the construction of 20 new stores, as well as the construction in progress for approximately 30 new stores which were opened in the following two quarters in Fiscal 2008. In addition, investing activities during the first two quarters of Fiscal 2008 included the $3.0 million asset purchase related to our Florida stores.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $9.1 million for the six months ended June 27, 2009, as compared to net cash provided by financing activities of $11.9 million for the six months ended June 28, 2008. The $21.1 million change in cash flows from financing activities was due primarily to net repayments to our revolving credit agreement during the six months ended June 27, 2009, compared to net borrowing during the first six months of Fiscal 2008.

2005 Second Priority Senior Secured Floating Rate Notes

Commencing on February 15, 2006, interest on our Notes was set at a per annum rate equal to a three month LIBOR plus 7.5%, which resets quarterly on February 15, May 15, August 15 and November 15 of each year. The combined weighted average interest rate from December 27, 2008 through June 27, 2009 was 8.84% (12.30% after including the impact of hedging activities). Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the then applicable interest rate on the Notes. The indenture governing the Notes restricts the ability of Vitamin Shoppe Industries, Inc. (“VSI”) and VS Direct, Inc. (“Direct”) to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets.

Revolving Credit Facility

On November 15, 2005, VSI entered into a Revolving Credit Facility for $50.0 million, and has the option to increase or decrease the facility size by $25.0 million, subject to certain conditions. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and inventory of VSI and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The Revolving Credit Facility provides for affirmative and negative covenants affecting VSI, Holdings and Direct. The Revolving Credit Facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. The Revolving Credit Facility has a maturity date of November 15, 2010. The unused available line of credit at June 27, 2009 was $39.6 million.

The borrowings under the Revolving Credit Facility accrue interest, at our option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The combined weighted average interest rate from December 27, 2008 through June 27, 2009 was 2.44%.

Direct and Holdings provided guarantees in respect of VSI’s obligations in respect of the Revolving Credit Facility, and VSI and Holdings have provided guarantees in respect of Direct’s obligations in respect of the Revolving Credit Facility.

We entered into an interest rate swap during December 2005 on a portion of our Notes, which qualifies for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133. The swap’s fair market value of $(4.4) million at December 27, 2008 and $(3.5) million at June 27, 2009, is recorded in other long-term liabilities on the condensed consolidated balance sheets. Of the increase in market value of $0.9 million during Fiscal 2009, $0.6 million was recorded in other comprehensive income, and $0.3 million was recorded in deferred tax liabilities.

Contractual Obligations and Commercial Commitments

As of June 27, 2009, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Capital Lease Obligation, Including Interest	Long-Term Debt	Interest Payments (2)	Revolving Credit Facility
Remainder of Fiscal 2009	$43,935	$33,994	$803	$—	$9,138	$—
2010	97,465	69,081	1,607	—	18,277	8,500
2011	85,514	65,732	1,505	—	18,277	—
2012	244,113	63,058	824	165,000	15,231	—
2013	56,641	56,641	—	—	—	—
Thereafter	146,937	146,937	—	—	—	—

	$674,605	$435,443	$4,739	$165,000	$60,923	$8,500

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during the first six months of Fiscal of 2009. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 17.3% of our minimum lease obligations for the six months ended June 27, 2009.

(2)	Interest payments are based upon the prevailing interest rates at June 27, 2009, net of projected activity arising from our hedging activities which cease in 2010. Interest payments do not include interest expense related to our Credit Facility due to its revolving nature.

We have an aggregate contingent liability of up to $2.1 million related to potential severance payments for five executives as of June 27, 2009 pursuant to their respective employment agreements. We have an aggregate contingent liability of up to $1.9 million related to potential severance payments for eight employees as of June 27, 2009 following a change in control pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.

Excluded from the above commitments is $4.4 million of long-term liabilities related to uncertain tax positions pursuant to FIN 48, due to the uncertainty of the time and nature of resolution.

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

Our market risks relate primarily to changes in interest rates. Our Revolving Credit Facility and Notes carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to the interest expense on our Notes of approximately $0.8 million, as the total potential increase of $1.7 million would be offset by our hedging activities described in the paragraph below. Additionally, a one percentage point increase in LIBOR would cause an increase to the interest expense on our revolving credit facility of $0.1 million based on the balance of our Revolving Credit Facility as at June 27, 2009.

We historically have engaged in interest rate hedging activities related to our floating rate debt. In December 2005, we entered into an interest rate swap on a portion of our Notes, the fair market value of which was $(4.4) million at December 27, 2008 and $(3.5) million at June 27, 2009, which is recorded in other long-term liabilities on the condensed consolidated balance sheets.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of June 27, 2009, pursuant to Exchange Act Rule 13a-l5. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 27, 2009 are effective for (1) gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulating and communicating this information to the our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control structure over financial reporting during the quarter ended June 27, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2009.

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