Form 10-K/A
period 2008-12-27
VS HOLDINGS, INC.
filed 2009-09-30
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

EXPLANATORY NOTE

VS Holdings, Inc. is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 27, 2008, filed on March 19, 2009. The purpose of the Form 10-K/A, Amendment No. 1, is to re-file Exhibits 32.1 and 32.2, which replace the previously filed Exhibits 32.1 and 32.2. No other changes or updates are being made to the original Filing.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits.

Item 15 is unchanged from the Original Filing, except for Exhibits 31.1, 31.2, 32.1 and 32.2 that are filed herewith.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of VS Holdings, Inc.*†

3.4	Amended and Restated By-Laws of VS Holdings, Inc. †

4.1	Indenture dated as of November 15, 2005, by and among Vitamin Shoppe Industries Inc., VS Holdings, Inc. and VS Direct Inc., as Guarantors, and Wilmington Trust Company, as Trustee.†

4.2	Registration Rights Agreement dated as of dated as of November 15, 2005, by and among Vitamin Shoppe Industries Inc., VS Holdings, Inc. and VS Direct Inc., as Guarantors, and Bear Stearns, BNP Paribas Securities Corp., Banc of America Securities LLC, Jefferies & Company, Inc. and Rothschild Inc., as Initial Purchasers.†

4.3	Form of Second Priority Senior Secured Floating Rate Note due 2012.†

10.10	Collateral Account Notification and Acknowledgement dated as of January 15, 2006, by and between Vitamin Shoppe Industries Inc., Wachovia Bank National Association and Bank of America, N.A.†

10.11	Third Amended and Restated Employment and Non-Competition Agreement, dated as of June 12, 2006, between Thomas Tolworthy, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.*†

10.13	Side Letter, dated as of July 22, 2005, to Non-Competition Agreement between VS Holdings, Inc. and Wayne M. Richman.*†

10.14	Side Letter, dated as of September 6, 2005, to Non-Competition Agreement between VS Holdings, Inc. and Wayne M. Richman.*†

10.17	Amended and Restated Employment and Non-Competition Agreement, dated as of June 12, 2006, between Anthony Truesdale and VS Parent, Inc., Vitamin Shoppe Industries Inc., VS Holdings, Inc. *†

10.18	Amendment to Employment Agreement, dated as of June 12, 2006, between Cosmo La Forgia, VS Parent, Inc., Vitamin Shoppe Industries Inc. and VS Holdings, Inc.*†

10.19	Vitamin Shoppe Industries Inc. Management Incentive Plan, dated as of February 28, 2006.*†

10.20	Vitamin Shoppe Industries Inc. Management Incentive Plan, dated as of March 7, 2005.*†

10.21	Form of Employment Agreement between executive officer, VS Parent, Inc., Vitamin Shoppe Industries Inc. and VS Holdings, Inc.*†

10.22	Lease Agreement, dated as of May 2, 2002, between Hartz Mountain Industries, Inc. and Vitamin Shoppe Industries. Inc.†

Exhibit No.	Description

10.23	Purchase Agreement, dated as of November 1, 2004, between Natures Value, Inc. and Vitamin Shoppe Industries Inc.†

10.24	Advisory Services Agreement, dated as of November 27, 2002, by and among IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC), VS Holdings, Inc., and Vitamin Shoppe Industries Inc.†

10.25	Amendment No. 1 to Advisory Services Agreement, dated as of June 12, 2006, by and among VS Holdings, Inc., Vitamin Shoppe Industries Inc., IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC) and VS Parent, Inc.†

10.26	Professional Services Agreement, dated as of November 2005, by and between Vitamin Shoppe Industries Inc. and Renaissance Brands, Ltd.†

10.27	Project Agreement, dated as of November 2005, by and between Vitamin Shoppe Industries Inc. and Renaissance Brands, Ltd.†

10.28	Mutual Confidentiality Agreement, dated as of November 2005, by and between Vitamin Shoppe Industries Inc. and Renaissance Brands, Ltd.†

10.29	Employment and Non-Competition Agreement, dated as of January 15, 2007, between Louis Weiss, VS Parent, Inc., VS Holdings, Inc., VS Direct Inc., and Vitamin Shoppe Industries Inc. (Incorporated by reference to Exhibit to the Current Report on Form 8-K filed on January 16, 2007).*

10.30	Third Amended and Restated Employment and Non-Competition Agreement, dated as of February 28, 2007, between Thomas Tolworthy, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc. (Incorporated by reference to the Exhibit to the Current Report on Form 8-K, filed on March 6, 2007).*

10.31	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Michael G. Archbold, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.*‡

10.32	Second Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Cosmo La Forgia, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.* ‡

10.33	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Louis H. Weiss, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.* ‡

10.34	Second Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Ronald M. Neifield, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.* ‡

10.35	Fourth Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Thomas Tolworthy , VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.* ‡

10.36	First Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, between Anthony Truesdale, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.* ‡

10.37	Third Amended and Restated Employment and Non-Competition Agreement, dated as of March 6, 2008, between Cosmo La Forgia, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc.* ‡

21.1	Subsidiaries of the Registrant.†

31.1	Certification of Richard L. Markee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Michael G. Archbold pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer.**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer.**

**	Filed herewith.
*	Management contract or compensation plan or arrangement.
†	Incorporated by reference to the Exhibit to Registration Statement No. 333-134983 on Form S-4 filed on June 13, 2006, as amended.
‡	Incorporated by reference to the Exhibits to the Annual report on Form 10-K for the Fiscal year ended December 29, 2007, as filed with the Securities and Exchange Commission on March 28, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 30, 2009.

VS HOLDINGS, INC.

By:	/s/ Michael G. Archbold
Name:	Michael G. Archbold
Title:	Chief Financial and Chief Operating Officer
(Principal Financial Officer)