Form 10-Q/A
period 2009-03-28
VS HOLDINGS, INC.
filed 2009-09-30
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

VS Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 28, 2009, filed on May 12, 2009. The purpose of the Form 10-Q/A is to amend and restate Item 4 of Part I in its entirety to read as follows, and no other changes or updates are being made to the original filing:

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of March 28, 2009, pursuant to Exchange Act Rule 13a-l5. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 28, 2009 are effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control structure over financial reporting during the quarter ended March 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 30, 2009.

VS HOLDINGS, INC.

By:	/s/ Michael G. Archbold
Michael G. Archbold
Chief Financial and Chief Operating Officer

CERTIFICATIONS

Exhibit No.	Description

31.1	Certification of Richard L. Markee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Michael G. Archbold pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*	Filed herewith.