Form 10-Q/A
period 2009-06-27
VS HOLDINGS, INC.
filed 2009-09-30
CIK 1360530

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

EXPLANATORY NOTE

VS Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 27, 2009, filed on August 11, 2009. The purpose of the Form 10-Q/A is to amend and restate Item 4 of Part I in its entirety to read as follows, and no other changes or updates are being made to the original filing:

PART I

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of June 27, 2009, pursuant to Exchange Act Rule 13a-l5. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 27, 2009 are effective.

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

VS HOLDINGS, INC.

By	/s/ Michael G. Archbold
Michael G. Archbold
Chief Financial and Chief Operating Officer

CERTIFICATIONS

Exhibit No.	Description

31.1	Certification of Richard L. Markee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Michael G. Archbold pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*	Filed herewith.