Form 10-Q
period 2009-09-26
Vitamin Shoppe, Inc.
filed 2009-11-10
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-34507

VITAMIN SHOPPE, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3664322
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2101 91st Street

North Bergen, New Jersey 07047

(Addresses of Principal Executive Offices, including Zip Code)

(800) 223-1216

(Registrant’s Telephone Number, Including Area Code)

Formerly VS Holdings, Inc.

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

As of November 6, 2009, Vitamin Shoppe Inc., had 26,676,782 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Vitamin Shoppe, Inc. (formerly VS Holdings, Inc. (“Holdings”)), Vitamin Shoppe Industries Inc. (“VSI”) and VS Direct Inc. (“Direct,” and, together with Holdings and VSI, the “Company,” “we,” “us” or “our”) caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, results from acquisitions, revenue, working capital, liquidity, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements.” You can identify these statements by forward-looking words such as “expect,” “intend,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2.–Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The “forward looking statements” contained in this report are made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Other Information.” Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the vitamin, mineral and supplement (“VMS”) industry, continued demand from the primary markets the Company serves, the availability of raw materials, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. See “Item 1A – Risk Factors” in the Company’s annual report on Form 10-K, filed on March 19, 2009 with the Securities and Exchange Commission, for further discussion. For additional risks related to being a public company, see Item 1A - Risk Factors in this document.

The Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 26, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,361	$1,623
Inventories	102,977	106,891
Prepaid expenses and other current assets	12,625	13,005
Deferred income taxes	4,331	4,750

Total current assets	124,294	126,269
Property and equipment, net	84,655	82,989
Goodwill	177,248	177,248
Other intangibles, net	70,536	71,088
Other assets:
Deferred financing fees, net of accumulated amortization of $3,530 and $3,536 in 2009 and 2008, respectively	3,470	4,097
Other long-term assets	1,590	1,999

Total other assets	5,060	6,096

Total assets	$461,793	$463,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$1,423	$1,111
Revolving credit facility	8,594	17,000
Accounts payable	19,370	24,348
Deferred sales	11,340	13,039
Accrued salaries and related expenses	6,046	5,454
Accrued interest	1,568	2,170
Other accrued expenses	13,731	10,800

Total current liabilities	62,072	73,922
Long-term debt	165,000	165,000
Capital lease obligation, net of current portion	2,585	3,271
Deferred income taxes	21,008	23,363
Other long-term liabilities	4,622	8,721
Deferred rent	24,140	20,883

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 26, 2009 and December 27, 2008	—	—
Additional paid-in capital	161,518	159,556
Accumulated other comprehensive loss	(1,543)	(2,614)
Retained earnings	22,391	11,588

Total stockholders’ equity	182,366	168,530

Total liabilities and stockholders’ equity	$461,793	$463,690

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales	$168,400	$151,318	$512,098	$458,409
Cost of goods sold	116,011	101,634	346,935	308,425

Gross profit	52,389	49,684	165,163	149,984
Selling, general and administrative expenses	43,439	40,387	130,552	119,980
Related party expenses	444	397	1,260	1,132

Income from operations	8,506	8,900	33,351	28,872
Loss on extinguishment of debt	263	—	263	—
Interest income	(1)	(27)	(3)	(49)
Interest expense	4,667	5,279	14,508	16,068

Income before provision for income taxes	3,577	3,648	18,583	12,853
Provision for income taxes	1,542	1,693	7,780	5,282

Net income	$2,035	$1,955	$10,803	$7,571

Weighted average shares outstanding*
Basic	100	100	100	100
Diluted	100	100	100	100
Net income per share
Basic	$20,350	$19,550	$108,030	$75,710
Diluted	$20,350	$19,550	$108,030	$75,710

*	See Note 12- Subsequent Events, for a discussion regarding the impact of a stock split and issuance of additional common shares as of the filing date.

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 26, 2009	September 27, 2008
Cash flows from operating activities:
Net income	$10,803	$7,571
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	263	—
Loss on disposal of fixed assets	128	51
Depreciation and amortization	16,480	13,471
Deferred income taxes	(2,650)	(1,468)
Deferred rent	2,500	2,269
Equity compensation expense	1,962	1,728
Changes in operating assets and liabilities:
Inventories	3,914	(11,303)
Prepaid expenses and other current assets	1,137	222
Other non-current assets	408	(150)
Accounts payable	(2,918)	(6,800)
Accrued expenses and other current liabilities	1,221	4,016
Other long-term liabilities	(2,314)	109

Net cash provided by operating activities	30,934	9,716

Cash flows from investing activities:
Capital expenditures	(18,299)	(22,406)
Intangible assets acquired in asset purchases	—	(3,454)

Net cash used in investing activities	(18,299)	(25,860)

Cash flows from financing activities:
Borrowings under revolving credit agreement	8,594	20,000
Repayments of borrowings under revolving credit agreement	(17,000)	(3,000)
Payment of capital lease obligations	(979)	(100)
Deferred financing fees	(512)	—
Dividend to parent	—	(562)

Net cash (used in) provided by financing activities	(9,897)	16,338

Net increase in cash and cash equivalents	2,738	194
Cash and cash equivalents beginning of period	1,623	1,453

Cash and cash equivalents end of period	$4,361	$1,647

Supplemental disclosures of cash flow information:
Interest paid	$13,995	$15,291
Income taxes paid	$7,971	$5,499

Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$74	$—
Assets acquired under capital lease	$606	$4,691

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Common Stock
	Shares	Amounts
Balance at December 27, 2008	100	$—	$159,556	$(2,614)	$11,588	$168,530

Net Income	—	—	—	—	10,803	10,803
Interest Rate Swap, net of taxes of $714	—	—	—	1,071	—	1,071

Total Comprehensive Income						11,874
Equity Compensation Expense	—	—	1,962	—	—	1,962

Balance at September 26, 2009	100	$—	$161,518	$(1,543)	$22,391	$182,366

See accompanying notes to condensed consolidated financial statements.

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

On November 2, 2009, the Company completed an initial public offering (“IPO”). In connection with the IPO a merger of VS Parent, Inc. into VS Holdings, Inc., occurred, with VS Holdings being renamed on October 29, 2009, as Vitamin Shoppe, Inc. (“VSI”). Notwithstanding the merger, the financial statements herein are those of VS Holdings, Inc., which was the existing reporting company at the balance sheet date (see Note 12- Subsequent Events, for a complete discussion regarding the merger and IPO).

VS Holdings (“Holdings”), so named prior to the merger, a Delaware corporation, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “VSI”), a New York corporation, and VSI’s wholly-owned subsidiary, VS Direct Inc. (“Direct,” and, together with Holdings and VSI, the “Company”), is a leading specialty retailer and direct marketer of nutritional products. The Company sells both national brands and “The Vitamin Shoppe” and “BodyTech” brands of vitamins, minerals, nutritional supplements, herbs, sports nutrition formulas, homeopathic remedies and other health and beauty aids through Company-owned retail stores, the Internet and mail order catalogs to customers located primarily in the United States. The Company operates from its headquarters in North Bergen, New Jersey.

The condensed consolidated financial statements as of September 26, 2009 and for the three and nine months ended September 26, 2009 and September 27, 2008, include the accounts of Holdings, VSI and Direct. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of September 26, 2009 and for the three and nine months ended September 26, 2009 and September 27, 2008, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 27, 2008. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-week period, ending the last Saturday in December. Fiscal 2009 is a 52-week period ending December 26, 2009 and Fiscal 2008 was a 52-week period ended December 27, 2008. The results for the three months ended September 26, 2009 and September 27, 2008, are each based on a 13-week period, and the results for the nine months ended September 26, 2009 and September 27, 2008, are each based on a 39-week period.

With the exception of common share information presented in Note 12- Subsequent Events, all of the common share and per share information presented in this filing is presented on a pre-merger and pre-split basis for all periods presented.

2. Reorganization and Recapitalization

On June 12, 2006, VS Parent, Inc. (“Parent”), a Delaware corporation, then a newly created wholly-owned subsidiary of Holdings’ entered into a reverse merger with Holdings by which Parent merged with and into Holdings, with Holdings being the surviving corporation. By operation of the merger, Holdings became a direct wholly-owned subsidiary of Parent. In connection therewith, each share (or fractional share) of Series A Preferred Stock of Holdings was converted into a right to receive a share (or fractional share) of Series A preferred stock, par value $0.01 per share of Parent, and each share (or fractional share) of common stock of Holdings was converted into a share (or fractional share) of common stock, par value $0.01 per share of Parent, and all equity grants (1,533,519 stock options and 567,163 warrants) of Holdings were converted on a one-to-one basis into grants permitting the right to receive a share of Parent’s common stock upon exercise. Subsequent to the reverse merger, Holdings was authorized to issue 1,000 shares of Common Stock, whereby 100 shares were issued to Parent. In addition, a dividend of $1.7 million, recorded within additional paid-in capital, was made from Holdings to Parent for a note receivable of $1.5 million, which was accounted for as a separate component of stockholders’ equity, and related accrued interest receivable of $0.2 million. During September 2009, the note along with the accrued interest was extinguished as consideration for the forfeiture of 75,497 common shares and 634 preferred shares of VS Parent, Inc., which were held by the Company’s former chief executive officer to whom the note was extended. The above share amounts are stated on a pre-split basis prior to the merger and IPO. See Note 12- Subsequent Events, for further discussion.

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

3. Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments Policy—The Company entered into an interest rate swap during December 2005 on a portion of its $165 million Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”), which qualified for hedge accounting under the Derivatives and Hedging topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The interest rate swap had a maturity date of November 2010, and was terminated on September 25, 2009, at a cost of $2.6 million (the fair market value). The swap’s fair market value of $(4.4) million at December 27, 2008 is recorded in other long-term liabilities on the condensed consolidated balance sheets. The residual unrecognized loss of the interest rate swap resulting from the termination is recorded in accumulated other comprehensive loss in the amount of $1.5 million along with related deferred taxes of $1.1 million.

The unrecognized loss in connection with the termination of the swap is reported as a component of other comprehensive income and will be reclassified into earnings (amortized), as a component of interest expense through November 2010, the remainder of the original term of the swap agreement. The Company does not engage in hedging activities for speculative purposes.

Advertising Costs—Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Advertising expense was $3.4 million and $3.2 million for the three months ended September 26, 2009 and September 27, 2008, respectively, and $10.8 million and $10.3 million for the nine months ended September 26, 2009 and September 27, 2008, respectively.

Net Income Per Share—The Company’s basic net income per share excludes the dilutive effect of common stock equivalents. It is based upon the weighted average number of common shares outstanding during the period divided into net income. Diluted net income per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. However, as all of the Company’s warrants and stock options were moved to VS Parent in June 2006, there are no dilutive securities at the VS Holdings level.

The components of the calculation of basic and diluted net income per common share are as follows (in thousands except share and per share data):

	Three months ended		Nine months ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Numerator:
Net income	$2,035	$1,955	$10,803	$7,571

Denominator:
Basic and diluted weighted average common shares outstanding	100	100	100	100

Basic and diluted net income per common share	$20,350	$19,550	$108,030	$75,710

The above share and per share amounts are on a presplit basis. For further discussion regarding the split and split ratio, see Note 12- Subsequent Events.

Recent Accounting Pronouncements—In March 2008, the FASB issued guidance on disclosures regarding derivative instruments and hedging activities. The guidance requires entities to provide enhanced disclosures for derivative activities and hedging activities with regard to the reasons for employing derivative instruments, how they are accounted for, and how these instruments affect an entity’s financial position, financial performance, and cash flows. The provisions of this guidance were effective in the first quarter of fiscal year 2009. The adoption of the provisions did not impact the Company’s financial condition, results of operations or cash flows. See Note 3 (Financial Instruments Policy) and Note 11 for disclosures pertaining to this requirement.

Effective December 30, 2007, the Company adopted certain provisions of the FASB guidance on fair value measurements that apply to certain financial assets and liabilities. This guidance defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. The remaining provisions of this guidance which apply to nonfinancial assets and nonfinancial liabilities, were effective in the first quarter of fiscal 2009. The adoption of these remaining provisions on the accounting guidance for fair value measurements did not have a material impact on the Company’s financial condition, results of operations or cash flows. See Note 11 for disclosures pertaining to this guidance.

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

The following table discloses the carrying value of all intangible assets (in thousands):

	September 26, 2009			December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Intangibles related to asset purchase	$3,000	$1,205	$1,795	$3,000	$629	$2,371
Tradenames	68,741	—	68,741	68,717	—	68,717
Goodwill	177,248	—	177,248	177,248	—	177,248

	$248,989	$1,205	$247,784	$248,965	$629	$248,336

Intangible amortization expense for the three and nine months ended September 26, 2009 was $0.2 million and $0.6 million, respectively. Amortization expense for the three and nine months ended September 27, 2008 was $0.2 million and $0.4 million, respectively. Tradenames are not amortized, as they are determined to be intangible assets with indefinite lives. Tradenames and goodwill will be tested for impairment in the last quarter of Fiscal 2009 or whenever impairment indicators exist.

The useful lives of the Company’s finite-lived intangible assets are between 1 to 7 years. The expected amortization expense on finite-lived intangible assets on the Company’s condensed consolidated balance sheets at September 26, 2009, is as follows (in thousands):

Remainder of Fiscal 2009	$191
Fiscal 2010	730
Fiscal 2011	541
Fiscal 2012	124
Fiscal 2013	124
Thereafter	85

$1,795

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 26, 2009	December 27, 2008
Furniture, fixtures and equipment	$97,080	$85,909
Leasehold improvements	93,385	83,242
Website development costs	11,013	12,740
Transportation equipment	21	21

	201,499	181,912
Less: accumulated depreciation and amortization	(117,970)	(103,244)

Subtotal	83,529	78,668
Construction in progress	1,126	4,321

	$84,655	$82,989

Depreciation and amortization expense on property and equipment, including equipment recorded under capital leases, for the three and nine months ended September 26, 2009, was $5.1 million and $15.0 million, respectively, and for the three and nine months ended September 27, 2008, was $4.2 million and $12.2 million, respectively. Depreciation and amortization expense on property and equipment is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations. Assets held under capital leases, which are classified under Furniture, fixtures and equipment, were $3.2 million, net of accumulated depreciation of $3.7 million, at September 26, 2009, and $3.3 million, net of accumulated depreciated of $2.9 million, at December 27, 2008.

6. Credit Arrangements

Debt consists of the following (in thousands):

	September 26, 2009	December 27, 2008
Revolving Credit Facility	$8,594	$17,000

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$165,000	$165,000

Second Priority Senior Secured Floating Rate Notes

Interest on the Notes is set at a per annum rate equal to a three month LIBOR plus 7.5%, which is reset quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2006. The combined weighted average interest rate before the impact of the Company’s hedging activities from December 27, 2008 through September 26, 2009 was 8.65% (10.49% after including the impact of hedging activities). The Notes will mature on November 15, 2012. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the applicable interest rate on the Notes. If VSI cannot make payments on the Notes when they are due, Holdings and VSI’s only subsidiary, Direct (collectively, the “Guarantors”), have guaranteed the Notes and must make payments instead. The Notes and the guarantees are secured by a second priority security interest in substantially all of VSI’s and the Guarantors’ assets that secure VSI’s first priority senior secured credit facility. The Notes and the guarantees are VSI’s, and the Guarantors’, second priority senior secured obligations, and rank equally in right of payment with all of VSI’s and the Guarantors’ existing and future senior indebtedness and senior to all of VSI’s and the Guarantors’ existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of VSI’s and the Guarantors’ first priority senior secured indebtedness, including VSI’s first priority senior secured credit facility, to the extent of the collateral securing such indebtedness. If VSI sells certain assets, issues equity or experiences specific kinds of changes in control, VSI must offer to repurchase the Notes (see Note 12- Subsequent Events, for a discussion regarding the repurchase of a portion of the Company’s Notes resulting from the IPO). As of November 15, 2007, VSI has been allowed, at its option, to redeem some or all of the Notes at a premium.

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Revolving Credit Facility

On November 15, 2005, VSI entered into a $50.0 million senior secured revolving credit facility, which was terminated on September 25, 2009, resulting in a loss on extinguishment of debt of approximately $0.3 million. The availability under the revolving credit facility was subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and the inventory of VSI and its only subsidiary, Direct. The obligations thereunder were secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The Revolving Credit Facility provided for affirmative and negative covenants affecting Holdings, VSI and Direct. The Revolving Credit Facility restricted, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay cash dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change its line of business, and restricts the types of hedging activities the Company can enter into. There was no balance under the terminated line of credit at September 26, 2009. The largest amount borrowed at any given point during the period ended September 25, 2009 was $17.0 million.

2009 Revolving Credit Facility

On September 25, 2009, the Company entered into a new revolving credit facility (the “2009 Revolving Credit Facility”), and simultaneously terminated the existing credit facility that was entered into on November 15, 2005. The terms of the 2009 Revolving Credit Facility extend through September, 2013, and allow the Company to borrow up to $50.0 million subject to the terms of the facility. Similar to the Company’s previous credit facility, the availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Vitamin Shoppe Industries Inc. and VS Direct Inc. The obligations thereunder are secured by a security interest in substantially all of the assets of VS Holdings, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc. VS Direct Inc. and VS Holdings, Inc. provided guarantees in respect of the Company’s obligations under the 2009 Revolving Credit Facility, and Vitamin Shoppe Industries Inc. and VS Holdings, Inc. have provided guarantees in respect of VS Direct Inc.’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Vitamin Shoppe Industries Inc., VS Holdings, Inc. and VS Direct Inc. The 2009 Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities can be entered into. The 2009 Revolving Credit Facility has a maturity date of September 2013. However, if, not amended, the 2009 Revolving Credit Facility may terminate at August 15, 2012, if, prior to such date, a significant portion of the Notes has not been redeemed, as, at that date, the facility requires that the sum of all amounts owed under the Notes must be less than the sum of the Company’s cash and cash equivalents plus excess availability (as defined under the 2009 Revolving Credit Facility), subject to certain limitations. The largest amount borrowed at any given point during the period ended September 26, 2009 was $8.6 million. The unused available line of credit under the 2009 Revolving Credit Facility at September 26, 2009 was $40.5 million.

The borrowings under our 2009 Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate.

The borrowings under the terminated revolving credit facility accrued interest through September 25, 2009, at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate.

The combined weighted average interest rate for both the 2009 and terminated revolving credit lines from December 27, 2008 through September 26, 2009 was 2.36%.

Interest expense for the three and nine months ended September 26, 2009 and September 27, 2008 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Interest on the Notes	$4,236	$4,829	$13,006	$14,735
Amortization of deferred financing fees	293	292	877	876
Interest on the revolving credit facility and other	138	158	625	457

	$4,667	$5,279	$14,508	$16,068

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Capital Leases

The Company leases certain computer equipment under capital leases which expire through fiscal 2012. The following is a schedule of the future minimum lease payments under capital leases as of September 26, 2009 (in thousands):

Remainder of Fiscal 2009	$414
Fiscal 2010	1,657
Fiscal 2011	1,520
Fiscal 2012	824

Total	4,415
Less amount representing interest	407

Present value of minimum lease payments	4,008
Less current portion of capital lease obligation	1,423

$2,585

7. Stock-Based Compensation

Stock Option Plan—In Fiscal 2002 the Company adopted the VS Holdings, Inc. 2002 Stock Option Plan (the “2002 Plan”) for certain directors, officers, consultants and employees of the Company. The Company authorized the issuance of up to 2,046,041 shares of common stock. As of June 2006, the 2002 Plan was amended and assigned to Parent where it was adopted as the VS Parent, Inc. 2006 Stock Option Plan (the “2006 Plan”), converting all grants on a one-to-one basis for the right to receive a common share of VS Parent upon exercise. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant. Generally, options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The stock options have a maximum term of 10 years. The following table summarizes the 2006 Plan as of September 26, 2009 and changes during the nine month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at December 27, 2008	1,952,056	$20.15
Granted *	219,476	$27.77
Canceled/forfeited *	(143,344)	$17.84

Outstanding at September 26, 2009	2,028,188	$21.14	6.26

Vested or expected to vest at September 26, 2009	1,926,779	$21.14	6.26

Vested and exercisable at September 26, 2009	1,347,598	$19.07	5.22

*	In connection with the appointment of the Company’s new chief executive officer on September 09, 2009, the Company granted 200,000 stock options from its 2006 Plan at an exercise price of $28.13. Also in connection with the appointment, 130,535 vested stock options held by the Company’s former chief executive officer were canceled.

On September 2, 2009, VS Parent, Inc. adopted the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”) for the benefit of the Company, which authorized the issuance of up to 750,000 common shares for issuance of both stock option and restricted stock shares for certain employees of the Company. Restricted shares issued under the plan are issued at a value no less than the fair market value of the common shares on the date of the grant. Stock options under the plan are exercisable at no less than the fair market value of the underlying shares on the date of grant. Generally, grants awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such grants were awarded. The stock options have a maximum term of 10 years. There were 48,658 restricted shares outstanding under the 2009 Plan as of September 26, 2009, all of which were granted to the Company’s new chief executive officer in September 2009 at a share price of $28.13. As of September 26, 2009, the remaining unrecognized compensation expense for non-vested restricted shares to be expensed in future periods is $1.4 million, and the related weighted-average period over which it is expected to be recognized is approximately 4 years.

The Company accounts for its stock-based compensation based on the requirements of the Share-Based Payment topic of the FASB Accounting Standards Codification (formerly SFAS No. 123(R)) and adopted the provisions of this topic using the prospective method. The Company continues to account for any portion of awards outstanding at the date of initial application (first quarter of Fiscal 2006) using the accounting principles originally applied to those awards which were the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretive guidance.

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

For those grants valued under the Share-Based Payment topic of the FASB Accounting Standards Codification, compensation expense attributable to stock-based compensation for the three months ended September 26, 2009, and September 27, 2008, was approximately $0.7 million and $0.6 million, respectively. Compensation expense for the nine months ended September 26, 2009 and September 27, 2008, was approximately $2.0 million and $1.7 million, respectively. As of September 26, 2009, the remaining unrecognized stock-based compensation expense for non-vested stock options shares covered under the Share-Based Payment topic of the FASB Accounting Standards Codification to be expensed in future periods is $6.5 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.7 years. There were 1,347,598 and 680,590 vested and non-vested options, respectively, at September 26, 2009. There were 48,658 restricted shares at September 26, 2009. The Company estimates forfeitures based on its historical forfeiture rate since the plan inception in Fiscal 2002. The value pertaining to estimated future forfeitures as of September 26, 2009 is approximately $0.3 million.

The weighted-average grant date fair value of stock options granted during the three months ended September 26, 2009 and September 27, 2008, was $13.11 and $15.54, respectively. The weighted-average grant date fair value of stock options granted during the nine months ended September 26, 2009 and September 27, 2008, were $12.90 and $14.02, respectively. There were no stock options exercised during the first nine months of Fiscal 2009 or 2008. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	47.8%	46.6%	47.8%	46.7%
Risk-free interest rate	2.99%	3.29%	2.96%	3.30%
Expected holding period	6.25 years	6.25 years	6.25 years	6.25 years

The expected volatility applicable to the three and nine months ended September 26, 2009 and September 27, 2008 is based on the volatility levels over the past 6.25 years from the average volatility of similar actively traded companies. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips. The expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years. The simplified method was chosen as a means to determine the Company’s holding period as the Company currently has no historical option exercise experience due to being a privately held company prior to October 27, 2009.

All shares, options and exercise price amounts shown above are on a pre-split basis. For further discussion regarding the split and split ratio, see Note 12- Subsequent Events.

8. Legal Proceedings

Dwight Thompson v. The Vitamin Shoppe and Consolidated Actions. The Company reclassified its California store managers as non-exempt employees in January 2004. On February 25, 2005, plaintiff Dwight Thompson (“Thompson”), a former store manager, filed suit on behalf of himself and other “similarly situated” current and former California store managers and assistant store managers in the Superior Court of the State of California for the County of Orange (“Orange County Superior Court”), alleging causes of action for alleged wage and hour violations, unfair business practices, unfair competition under Cal. Bus. & Prof. Code §§ 17000 et seq. (“UCL”) and penalties under the Labor Code Private Attorneys General Act, Cal. Labor Code §§ 2698 et seq. (“PAGA”) (the “Thompson Action”). Almost one year later, on July 7, 2006, the same group of plaintiffs’ attorneys who were representing Thompson filed another wage and hour lawsuit against The Vitamin Shoppe based on substantively identical allegations in the Orange County Superior Court, entitled Estel v. The Vitamin Shoppe Industries Inc. (Case No. 06CC07852) (the “Estel Action”). Plaintiffs in the Estel Action were already class members in the Thompson Action. In January 2008, the Court consolidated the Thompson and Estel actions. In October 2009, Plaintiffs amended the consolidated complaint to assert eight claims for relief against the Company: (1) failure to pay overtime wages; (2) unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) failure to provide meal periods; (4) failure to provide rest periods; (5) unfair competition under the UCL; (6) failure to provide itemized wage statements; (7) failure to provide wages and accrued vacation upon termination; and (8) recovery of civil penalties under PAGA. (Plaintiffs originally also asserted a conversion claim, but eliminated it from the amended consolidated complaint). Plaintiffs purport to bring their UCL and PAGA claims as representative actions and the remaining claims on behalf of a class composed of all current and former assistant managers and managers of the Company who were employed on or after April 14, 2006 (the “Amended Thompson Action”). The Company intends to defend the Amended Thompson Action vigorously and has filed a motion for summary judgment on the grounds that Dwight Thompson can not sustain a claim for PAGA penalties. At this time, the Company does not have sufficient information to determine the amount or range of any potential loss. Accordingly, as of September 26, 2009, the Company has not accrued any liabilities related to this litigation.

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., (“Proposition 65”) require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. The Company has withdrawn certain named products from the California market and has provided warnings with respect to other products still available in California pending discussions with the public prosecutors. The Napa County District Attorney has expressed concerns on several occasions as to the method of warning employed by the Company and the completeness of its implementation. The Company has revised its warnings and reviewed its procedures for implementing warnings. The Company has responded to all outstanding requests for information and has met in person with representatives of the Napa County District Attorney and the California Attorney General to attempt to resolve this matter. No lawsuit has been filed and discussions for a resolution continue with the District Attorneys. At this time it is premature to address any potential loss as a result of these claims, or the amount or range of potential loss. As of September 26, 2009, the Company has not accrued any liabilities related to this matter.

The People of the State of California v. 21st Century Healthcare, Inc. On October 22, 2008, a private enforcer named Vicky Hamilton sent over 70 manufacturers and retailers of multivitamin products, including the Company, various Sixty-Day Notices of Violation of Proposition 65, Cal. Health & Safety Code section 25249.5 et seq. alleging that certain products contain lead and lead compounds and were sold in California without a Proposition 65 warning threatening litigation pertaining to two of the Company’s multivitamin products. On December 23, 2008, the California Attorney General and nine California District Attorneys filed a complaint on behalf of the People of the State of California against a number of companies who received notices of violation from Ms. Hamilton, including the Company in Alameda County Superior Court. The action alleges violations of both Proposition 65 and the UCL and supplants the litigation Ms. Hamilton sought to bring against the Company on the claims stated in her Notice of Violation. Penalties under Proposition 65 may be assessed at the maximum rate of $2,500 per violation per day. Penalties under the UCL may be assessed at the same rate and are cumulative to those available under Proposition 65. Injunctive relief and attorneys fees are also available. The Company is investigating these claims and discussing them with the California Attorney General and District Attorneys. At this time it is premature to determine the extent of any potential loss. Accordingly, as of September 26, 2009, the Company has not accrued any liabilities related to this litigation.

J.C. Romero v. ErgoPharm Inc., Proviant Technologies Inc., VS Holdings Inc., d/b/a Vitamin Shoppe, and General Nutrition Centers Inc. On April 27, 2009, plaintiff, a professional baseball player, filed a complaint against the Company, among others, in Superior Court of New Jersey (Law Division/Camden County). Plaintiff alleges that he purchased from one of the Company’s stores and consumed 6-OXO Extreme, which is manufactured by a third party, and in August 2008, allegedly tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages. The Company intends to vigorously defend these claims. At this time it is premature to determine the extent of any potential loss. Accordingly, as of September 26, 2009, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of September 26, 2009, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

9. Related Party Transactions

In connection with the acquisition completed in Fiscal 2002, the Company entered into a management agreement with IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC). This agreement provides for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. Amounts paid during the three and nine months ended September 26, 2009 were approximately $0.4 million and $1.3 million, respectively, and for the three and nine months ended September 27, 2008 were approximately $0.4 million and $1.1 million, respectively. See Note 12- Subsequent Events, for developments regarding the management agreement subsequent to September 26, 2009.

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Sales:
Retail	$149,580	$131,755	$452,982	$398,359
Direct	18,820	19,563	59,116	60,050

Net sales	168,400	151,318	512,098	458,409
Income from operations:
Retail	22,100	20,487	71,762	62,490
Direct	3,223	3,599	11,309	11,319
Corporate costs	(16,817)	(15,186)	(49,720)	(44,937)

Income from operations	$8,506	$8,900	$33,351	$28,872

11. Fair Value of Financial Instruments

The disclosure of the fair value of financial instruments is made in accordance with the requirements under Topic No. 820 of the FASB Accounting Standards Codification (formerly SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”). The fair value of the Company’s Second Priority Senior Secured Floating Rate Notes have been determined by the Company using quoted market prices. The following table sets forth the carrying amounts and fair values of the Company’s Notes at September 26, 2009 and December 27, 2008 (in thousands):

	September 26, 2009		December 27, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Second Priority Senior Secured Floating Rate Notes	$165,000	$164,175	$165,000	$103,950

The fair value of the Notes at September 26, 2009, is based on the last trade closest to that date which was September 16, 2009. The December 30, 2008 trade date was used for the December 27, 2008 fair value due to its being the closest trade to the Company’s Fiscal year end.

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Prior to its termination, the Company had an interest rate swap which was established as a cash flow hedge on a portion of its Notes to offset fluctuations related to the variable rate interest payments as described in Note 6. The unrecognized loss related to the interest rate swap is included in accumulated other comprehensive loss in the condensed consolidated balance sheets. The swap was previously categorized as a Level 2 in the fair value hierarchy. For the three and nine months ended September 26, 2009, approximately $0.5 million and $1.1 million, respectively, was reclassified from accumulated other comprehensive loss to earnings (as a component of interest expense). The Company expects approximately $1.5 million of unrealized losses net of taxes that are reported in accumulated other comprehensive loss as of September 26, 2009 to be reclassified into earnings within the next 12 months along with the reclassification of the related deferred tax assets to current income tax liabilities.

12. Subsequent Events

Subsequent events have been evaluated through November 10, 2009, the date of issuance of the condensed consolidated financial statements herein. On November 2, 2009, the Company completed an IPO. Prior to and in connection with the IPO, VS Parent, Inc. merged into VS Holdings, Inc., with VS Holdings being renamed, as Vitamin Shoppe, Inc. All common shares and warrants previously held by VS Parent, Inc., were converted to common shares of Vitamin Shoppe, Inc., at approximately a 1.8611-for-one split, resulting in 15,231,446 common shares issued and outstanding at October 27, 2009. Also in connection with the IPO, 36,969 preferred shares previously held by VS Parent Inc., along with accumulated dividends in arrears, were converted into 3,764,720 common shares of Vitamin Shoppe, Inc., with the remaining 41,899 preferred shares being redeemed for cash of approximately $72.5 million. In addition, 7,666,667 new shares were issued in connection with the IPO at a price of $17 per share, resulting in net proceeds from the offering of approximately $121.2 million net of underwriters commissions. The total outstanding common equity of the Company as of November 10, 2009, is 26,676,782 common shares.

In addition, certain designated proceeds of the IPO will be used to redeem $45.1 million of the Company’s Notes along with a premium of approximately $0.5 million which will occur during the end of the fourth fiscal quarter of 2009, which will reduce the outstanding balance of the Notes from $165.0 million to approximately $119.8 million. In connection with the redemption of the Notes, approximately $0.9 million of deferred financing fees and $0.4 million of unrecognized losses related to a terminated interest rate swap will be expensed in the fourth Fiscal quarter of 2009.

In connection with the IPO, vesting on certain stock option grants was accelerated which will result in a charge to compensation expense of approximately $0.6 million in the fourth Fiscal quarter of 2009.

On November 2, 2009, in connection with the IPO, the Company’s management agreement with IPC Manager II, LLC was terminated. A one time termination fee of approximately $0.8 million was paid from the offering proceeds per the provisions of the agreement. There are no obligations remaining under the agreement at November 2, 2009.

All the above share information is based on a post merger and post-split basis, at the split factor of 1.8611.

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

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations, and statements of cash flows for Holdings, VSI and Direct:

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF SEPTEMBER 26, 2009

(In thousands, except share data)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,069	$3,292	$—	$4,361
Inventories	—	17,510	85,467	—	102,977
Prepaid expenses and other current assets	—	210	12,415	—	12,625
Intercompany receivable	2	288,452	313,881	(602,335)	—
Deferred income taxes	—	637	3,694	—	4,331

Total current assets	2	307,878	418,749	(602,335)	124,294
Property and equipment, net	—	22,586	62,069	—	84,655
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	70,536	—	70,536
Other assets:
Deferred financing fees, net of accumulated amortization of $3,530	—	—	3,470	—	3,470
Other long-term assets	—	—	1,590	—	1,590
Deferred income tax asset	3,243	1,982	14,925	(20,150)	—

Total other assets	3,243	1,982	19,985	(20,150)	5,060
Investment in subsidiary	196,948	—	52,286	(249,234)	—

Total assets	$200,193	$332,446	$800,873	$(871,719)	$461,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$—	$—	$1,423	$—	$1,423
Revolving credit facility	—	—	8,594	—	8,594
Intercompany payable	17,400	269,225	315,710	(602,335)	—
Accounts payable	—	140	19,230	—	19,370
Deferred sales	—	2,119	9,221	—	11,340
Accrued salaries and related expenses	—	557	5,489	—	6,046
Accrued interest	—	—	1,568	—	1,568
Other accrued expenses	30	911	12,790	—	13,731

Total current liabilities	17,430	272,952	374,025	(602,335)	62,072
Long-term debt	—	—	165,000	—	165,000
Capital lease obligation, net of current portion	—	—	2,585	—	2,585
Deferred income taxes	397	3,156	37,605	(20,150)	21,008
Other long-term liabilities	—	3	4,619	—	4,622
Deferred rent	—	4,049	20,091	—	24,140
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding	—	—	—	—	—
Additional paid-in capital	161,518	20,165	166,791	(186,956)	161,518
Accumulated other comprehensive loss	(1,543)	—	(1,543)	1,543	(1,543)
Retained earnings	22,391	32,121	31,700	(63,821)	22,391

Total stockholders’ equity	182,366	52,286	196,948	(249,234)	182,366

Total liabilities and stockholders’ equity	$200,193	$332,446	$800,873	$(871,719)	$461,793

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2009

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$33,863	$134,537	$—	$168,400
Commissions	—	4,424	1,940	(6,364)	—
Cost of goods sold	—	24,561	92,822	(1,372)	116,011

Gross profit	—	13,726	43,655	(4,992)	52,389
Selling, general and administrative expenses	692	10,933	36,806	(4,992)	43,439
Related party expenses	—	—	444	—	444

(Loss) income from operations	(692)	2,793	6,405	—	8,506
Loss on extinguishment of debt			263		263
Interest income	—	—	(1)	—	(1)
Interest expense	—	1,101	3,566	—	4,667

(Loss) income before (benefit) provision for income taxes	(692)	1,692	2,577	—	3,577
(Benefit) provision for income taxes	(304)	658	1,188	—	1,542

(Loss) income before equity in net earnings of subsidiary	(388)	1,034	1,389	—	2,035
Equity in net earnings of subsidiary	2,423	—	1,034	(3,457)	—

Net income	$2,035	$1,034	$2,423	$(3,457)	$2,035

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2009

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$100,665	$411,433	$—	$512,098
Commissions	—	14,135	5,708	(19,843)	—
Cost of goods sold	—	72,642	278,249	(3,956)	346,935

Gross profit	—	42,158	138,892	(15,887)	165,163
Selling, general and administrative expenses	1,961	33,442	111,036	(15,887)	130,552
Related party expenses	—	—	1,260	—	1,260

(Loss) income from operations	(1,961)	8,716	26,596	—	33,351
Loss on extinguishment of debt			263		263
Interest income	—	—	(3)	—	(3)
Interest expense	—	1,101	13,407	—	14,508

(Loss) income before (benefit) provision for income taxes	(1,961)	7,615	12,929	—	18,583
(Benefit) provision for income taxes	(860)	2,957	5,683	—	7,780

(Loss) income before equity in net earnings of subsidiary	(1,101)	4,658	7,246	—	10,803
Equity in net earnings of subsidiary	11,904	—	4,658	(16,562)	—

Net income	$10,803	$4,658	$11,904	$(16,562)	$10,803

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

VS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2009

(In thousands)

	VS Holdings, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$10,803	$4,658	$11,904	$(16,562)	$10,803
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	—	—	263	—	263
Loss on disposal of fixed assets	—	8	120	—	128
Depreciation and amortization	—	3,508	12,972	—	16,480
Deferred income taxes	(861)	(92)	(1,697)	—	(2,650)
Deferred rent	—	273	2,227	—	2,500
Equity compensation expense	1,962	—	—	—	1,962
Equity in earnings of subsidiary	(11,904)	—	(4,658)	16,562	—
Changes in operating assets and liabilities:
Inventories	—	37	3,877	—	3,914
Prepaid expenses and other current assets	—	(12)	1,149	—	1,137
Intercompany	—	(3,689)	3,689	—	—
Other non-current assets	—	—	408	—	408
Accounts payable	—	38	(2,956)	—	(2,918)
Accrued expenses and other current liabilities	—	199	1,022	—	1,221
Other long-term liabilities	—	3	(2,317)	—	(2,314)

Net cash provided by operating activities	—	4,931	26,003	—	30,934

Cash flows from investing activities:
Capital expenditures	—	(4,703)	(13,596)	—	(18,299)

Net cash used in investing activities	—	(4,703)	(13,596)	—	(18,299)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	8,594	—	8,594
Repayment of borrowings under revolving credit agreement	—	—	(17,000)	—	(17,000)
Payments of capital lease obligation	—	—	(979)	—	(979)
Deferred financing fees	—	—	(512)	—	(512)

Net cash used in financing activities	—	—	(9,897)	—	(9,897)

Net increase in cash and cash equivalents	—	228	2,510	—	2,738
Cash and cash equivalents beginning of period	—	841	782	—	1,623

Cash and cash equivalents end of period	$—	$1,069	$3,292	$—	$4,361

VS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, new stores, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A- Risk Factors” in our Annual Report on Form 10-K filed on March 19, 2009 with the Securities and Exchange Commission.

Company Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. As of September 26, 2009, we operated 434 stores located in 37 states and the District of Columbia and sold direct to consumers through our web sites, www.vitaminshoppe.com, www.BodyTech.com, and our nationally circulated catalog. We target the dedicated, well-informed vitamin, mineral and supplement (“VMS”) consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. We offer our customers a selection of over 20,000 SKUs from over 700 different national brands, as well as our proprietary Vitamin Shoppe, BodyTech and MD Select brands. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or at mass merchants, such as chain drug stores chains and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

Our Company was founded as a single store in New York, New York in 1977. Our Vitamin Shoppe branded products were introduced in 1989. We were acquired in November 2002 by Irving Place Capital Partners II, L.P. (formerly Bear Stearns Merchant Banking Partners II, L.P.) and its affiliated entities and other investors.

On November 2, 2009, we completed an IPO. Prior to and in connection with the IPO, VS Parent, Inc. merged into VS Holdings, Inc., with VS Holdings being renamed, as Vitamin Shoppe, Inc. All common shares and warrants previously held by VS Parent, Inc., were converted to common shares of Vitamin Shoppe, Inc., at approximately a 1.8611-for-one split, resulting in 15,231,446 common shares issued and outstanding at October 27, 2009. Also in connection with the IPO, 36,969 preferred shares previously held by VS Parent Inc., along with accumulated dividends in arrears, were converted into 3,764,720 common shares of Vitamin Shoppe, Inc., with the remaining 41,899 preferred shares being redeemed for cash of approximately $72.5 million. In addition, 7,666,667 new shares were issued in connection with the IPO at a price of $17 per share, resulting in net proceeds from the offering of approximately $121.2 million net of underwriters commissions. Our total outstanding common equity as of November 10, 2009, is 26,676,782 common shares.

In addition, certain designated proceeds of the IPO will be used to redeem $45.1 million of our Notes along with a premium of approximately $0.5 million which will occur during the end of the fourth fiscal quarter of 2009, which will reduce the outstanding balance of the Notes from $165.0 million to approximately $119.8 million. In connection with the redemption of the Notes, approximately $0.9 million of deferred financing fees and $0.4 million of unrecognized losses related to a terminated interest rate swap will be expensed in the fourth Fiscal quarter of 2009.

In connection with the IPO, vesting on certain stock option grants was accelerated which will result in a charge to compensation expense of approximately $0.6 million in the fourth Fiscal quarter of 2009.

On November 2, 2009, in connection with the IPO, our management agreement with IPC Manager II, LLC was terminated. A one time termination fee of approximately $0.8 million was paid from the offering proceeds per the provisions of the agreement. There are no obligations remaining under the agreement at November 2, 2009.

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

Since the beginning of 2005, we have aggressively pursued new store growth. During this period through September 26, 2009, we opened 205 new stores, expanding our presence in our existing markets as well as entering new markets such as California, Texas, Michigan and Hawaii. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

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

Sales of weight management products are generally more sensitive to consumer trends, resulting in higher volatility than our other products. Our sales of weight management products have been significantly influenced by the rapid increase and subsequent decline of products such as those containing ephedra, low carb products, and certain thermogenic products, such as Hydroxycut. Accordingly, we launch new weight management products on an ongoing basis in response to prevailing market conditions and consumer demands. As the rate of obesity increases and as the general public becomes increasingly more health conscious, we expect the demand for weight management products, albeit volatile, to continue to be strong in the near term.

In addition to the weight management product lines, we intend to continue our focus in meeting the demands of an increasingly aging population, the effects of increasing costs of traditional healthcare and a rapidly growing fitness conscious public.

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2005, we have opened 207 stores and operate 436 stores located in 37 states and the District of Columbia as of November 6, 2009.

Our stores typically require three to four years to mature, generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin and sales per square foot. As our recently opened stores mature, we expect them to contribute meaningfully to our operating results.

On October 27, 2009, in connection with an IPO discussed in Note 12- Subsequent Events, to our condensed consolidated financial statements, vesting on certain stock option grants was accelerated which resulted in a charge to compensation expense of approximately $0.6 million during the fourth fiscal quarter of 2009. In addition, our management agreement with IPC Manager II, LLC was terminated, and a termination fee of $0.8 million was paid, which resulted in a charge to expense in the fourth fiscal quarter of 2009.

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

Cost of goods sold, which excludes depreciation and amortization which is included within Selling, general and administrative expenses, includes the cost of inventory sold, costs of warehousing and distribution and store occupancy costs. Warehousing and distribution costs include freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and distribution facility, including payroll, which are capitalized into inventory and then expensed as merchandise is sold. Store occupancy costs include rent, common area maintenance, real estate taxes and utilities.

Gross profit is net sales minus cost of goods sold.

Selling, general and administrative expenses consist of depreciation and amortization of fixed assets, operating payroll and related benefits, advertising and promotion expense, and other selling, general and administrative expenses.

Related party expenses consist of management fees incurred and paid to IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC).

Income from operations consists of gross profit minus selling, general and administrative expenses, and related party expenses.

Loss on extinguishment of debt consists of the write-off of unamortized deferred financing fees related to the termination of our revolving credit line.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales	$168,400	$151,318	$512,098	$458,409
Increase in comparable store net sales	4.4%	6.4%	4.6%	7.0%
Gross profit as a percent of net sales	31.1%	32.8%	32.3%	32.7%
Income from operations	$8,506	$8,900	$33,351	$28,872

The following table shows the growth in our network of stores during the three and nine months ended September 26, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Store Data:
Stores open at beginning of period	425	361	401	341
Stores opened	9	14	34	34
Stores closed	—	(1)	(1)	(1)

Stores open at end of period	434	374	434	374

Results of Operations

The information presented below is for the three and nine months ended September 26, 2009 and September 27, 2008 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three and nine months ended September 26, 2009 and September 27, 2008 as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.9%	67.2%	67.7%	67.3%

Gross profit	31.1%	32.8%	32.3%	32.7%
Selling, general and administrative expenses	25.8%	26.7%	25.5%	26.2%
Related party expenses	0.2%	0.2%	0.3%	0.2%

Income from operations	5.1%	5.9%	6.5%	6.3%
Interest income	(0.0%)	(0.0%)	(0.0%)	(0.0%)
Interest expense	3.0%	3.5%	2.9%	3.4%

Income before provision for income taxes	2.1%	2.4%	3.6%	2.9%
Provision for income taxes	0.9%	1.1%	1.5%	1.2%

Net income	1.2%	1.3%	2.1%	1.7%

Three Months Ended September 26, 2009 Compared To Three Months Ended September 27, 2008

Net Sales

Net sales increased $17.1 million, or 11.3%, to $168.4 million for the three months ended September 26, 2009 compared to $151.3 million for the three months ended September 27, 2008. The increase was primarily the result of an increase in our comparable store sales, and new sales from our non-comparable stores, offset in part, by a decrease in our direct sales.

Retail

Net sales from our retail stores increased $17.8 million, or 13.5%, to $149.6 million for the three months ended September 26, 2009 compared to $131.8 million for the three months ended September 27, 2008. We operated 434 stores as of September 26, 2009 compared to 374 stores as of September 27, 2008. Our overall store sales for the three months ended September 26, 2009 increased due to non-comparable store sales increases of $12.0 million and an increase in comparable store sales of $5.8 million, or 4.4%. Our overall sales increased primarily in the categories of supplements, which increased $5.8 million; vitamins and multivitamins, which increased $2.5 million; and sports nutrition, which increased $5.4 million. These increases were offset in part by a decrease in our weight management category of $0.8 million, which was largely due to a recall of a non-core product which began in the second Fiscal quarter and continued in the third Fiscal quarter.

Product sales in the supplements category was among our fastest growing categories as we continue to experience significant growth in sales of essential fatty acids, or EFAs, as well as experiencing growth in other products during the quarter, such as CoQ10 and probiotics for digestive health. Sales in our vitamin and multivitamin category increased at a rate greater than the overall increase in net sales due to the introduction of new special formulations for men and women as well as an increase in sales of Vitamin D. Product sales in the sports nutrition category continues to be among our fastest growing categories and has been so for twelve consecutive quarters. We expect this trend to continue based on the growth of the fitness-conscious market.

Direct

Net sales to our direct customers decreased $0.7 million, or 3.8%, to $18.8 million for the three months ended September 26, 2009 compared to $19.6 million for the three months ended September 27, 2008. The overall decrease in our direct sales was due to an increase in our internet sales of approximately $0.2 million which was offset by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers, as a result of our prior web-based marketing initiatives. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $14.4 million, or 14.1%, to $116.0 million for the three months ended September 26, 2009 compared to $101.6 million for the three months ended September 27, 2008. The increase was primarily due to an increase in product costs and occupancy costs for the quarter ended September 26, 2009, as compared to the quarter ended September 27, 2008. Cost of goods sold as a percentage of net sales increased to 68.9% for the three months ended September 26, 2009, compared to 67.2% for the three months ended September 27, 2008. The increase of cost of goods sold as a percentage of net sales was due primarily to increases in product costs as a percentage of sales of 1.3%, due to the impact of promotional coupons, and occupancy costs of 0.7%, which were offset by a decrease in distribution costs of 0.3% as a percentage of sales. The increase of occupancy costs as a percentage of sales is primarily attributable to new (non-comparable) stores in operations during the third quarter of Fiscal 2009, as compared to the third quarter of Fiscal 2008.

Gross Profit

As a result of the foregoing, gross profit increased $2.7 million, or 5.4%, to $52.4 million for the three months ended September 26, 2009 compared to $49.7 million for the three months ended September 27, 2008. Gross profit as a percentage of sales decreased to 31.1% for the quarter ended September 26, 2009, compared to 32.8% for the quarter ended September 27, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses, increased $3.1 million, or 7.6%, to $43.4 million for the three months ended September 26, 2009, compared to $40.4 million for the three months ended September 27, 2008. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales decreased to 25.8% for the three months ended September 26, 2009, compared to 26.7% for the three months ended September 27, 2008.

Operating payroll and related benefits increased $2.0 million, or 13.1%, to $16.9 million for the three months ended September 26, 2009 compared to $15.0 million for the three months ended September 27, 2008. Operating payroll and related benefits expenses as a percentage of net sales increased to 10.1% for the three months ended September 26, 2009 compared to 9.9% for the three months ended September 27, 2008. The increase as a percentage of net sales was primarily due to lower sales per hour for the quarter ended September 26, 2009, as compared to the quarter ended September 27, 2008, due to a greater number of new (non-comparable) stores.

Advertising and promotion expenses increased $0.2 million, or 5.9%, to $3.4 million for the three months ended September 26, 2009 compared to $3.2 million for the three months ended September 27, 2008. Advertising and promotion expenses as a percentage of net sales decreased to 2.0% for the three months ended September 26, 2009, compared to 2.1% for the three months ended September 27, 2008. The decrease is primarily due to a decline in our catalog circulation for the three months ended September 26, 2009, as compared to the three months ended September 27, 2008, as we are reducing our catalog advertising and prospecting efforts.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $0.9 million, or 4.1%, to $23.1 million for the three months ended September 26, 2009 compared to $22.2 million for the three months ended September 27, 2008. The increase was due primarily to increases in depreciation and amortization expense of approximately $0.9 million, and corporate payroll expenses of $0.4 million, offset in part by decreases in information technology costs of $0.2 million and professional fees of $0.2 million. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.7% during the three months ended September 26, 2009 compared to 14.7% for the three months ended September 27, 2008. The decrease as a percentage of sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the quarter ended September 26, 2009, as compared to the quarter ended September 27, 2008.

Related Party Expenses

Related party expenses remained level at $0.4 million for the three months ended September 26, 2009, and the three months ended September 27, 2008.

Income from Operations

As a result of the foregoing, income from operations decreased $0.4 million, or 4.4%, to $8.5 million for the three months ended September 26, 2009 compared to $8.9 million for the three months ended September 27, 2008. Income from operations as a percentage of net sales decreased to 5.1% for the three months ended September 26, 2009 compared to 5.9% for the three months ended September 27, 2008.

Retail

Income from operations for the retail segment increased $1.6 million, or 7.9%, to $22.1 million for the three months ended September 26, 2009 compared to $20.5 million for the three months ended September 27, 2008. Income from operations as a percentage of net sales for the retail segment decreased to 14.8% for the three months ended September 26, 2009, compared to 15.5% for the three months ended September 27, 2008. The decrease as a percentage of sales was primarily due to a 1.4% increase in product costs as a result of pricing promotions during the quarter ended September 26, 2009, as compared to the quarter ended September 27, 2008, as well as an increase in occupancy costs of 0.5% as a result of having a greater number of newer, non-mature stores during the quarter ended September 26, 2009, as compared to the quarter ended September 27, 2008. These increases were offset in part by a decrease in certain operating costs as a percentage of sales as described in “other selling, general and administrative” above.

Direct

Income from operations for the direct segment decreased $0.4 million, or 10.4%, to $3.2 million for the three months ended September 26, 2009 compared to $3.6 million for the three months ended September 27, 2008. Income from operations as a percentage of net sales for the direct segment decreased to 17.1% for the three months ended September 26, 2009 compared to 18.4% for the three months ended September 27, 2008. The 1.3% decrease in income from operations as a percent of net sales was due to an increase in product costs of 2.4%, as a percent of net sales, due primarily to an increase in promotional pricing, and an increase in distribution costs of 0.6% as a percentage of net sales during the three months ended September 26, 2009, as compared to the three months ended September 27, 2008. These increases were offset in part by a 1.3% decrease in advertising costs as a percentage of net sales during the three months ended September 26, 2009, compared to the three months ended September 27, 2008, as we continue to decrease our catalog circulation and printed promotional material.

Corporate Costs

Corporate costs increased by $1.6 million, or 10.7%, to $16.8 million for the three months ended September 26, 2009 compared to $15.2 million for the three months ended September 27, 2008. Corporate costs as a percentage of net sales remained level at 10.0% for the three months ended September 26, 2009 and for the three months ended September 27, 2008. The dollar increase was primarily due to increases in depreciation and amortization expense of approximately $0.9 million, and payroll expenses of $0.4 million during the quarter ended September 26, 2009, as compared to the quarter ended September 27, 2008.

Loss on extinguishment of debt

Loss on extinguishment of debt of $0.3 million for the quarter ended September 26, 2009, represented the write-off of unamortized deferred financing fees related to the termination of our former revolving credit line which was entered into in Fiscal 2005 and terminated on September 25, 2009.

Interest Income

Interest income decreased $26,000 to $1,000 for the three months ended September 26, 2009 compared to $27,000 for the three months ended September 27, 2008. The decrease was due largely to lower interest rates and lower cash balances during the three months ended September 26, 2009, as compared to the three months ended September 27, 2008.

Interest Expense

Interest expense decreased $0.6 million, or 11.6%, to $4.7 million for the three months ended September 26, 2009 compared to $5.3 million for the three months ended September 27, 2008. The decrease was due to lower interest rates experienced during the quarter ended September 26, 2009, as compared to the three months ended September 27, 2008, as well as having lower borrowings on our revolving credit line during the quarter ended September 26, 2009.

Provision for Income Taxes

We recognized $1.5 million of income tax expense during the three months ended September 26, 2009 compared with $1.7 million for the three months ended September 27, 2008. The effective tax rate for the three months ended September 26, 2009 was 43.1%, compared to 46.4% for the three months ended September 27, 2008. The effective rate for the current period, as compared to the same period last year, decreased primarily due to year to date adjustments made in the quarter ended September 27, 2008, reflecting changes in certain state tax laws.

Net Income

As a result of the foregoing, we generated net income of $2.0 million for the three months ended September 26, 2009 and the three months ended September 27, 2008.

Nine months ended September 26, 2009 Compared To Nine months ended September 27, 2008

Net Sales

Net sales increased $53.7 million, or 11.7%, to $512.1 million for the nine months ended September 26, 2009 compared to $458.4 million for the nine months ended September 27, 2008. The increase was the result of an increase in our comparable store sales, new sales from our non-comparable stores, offset in part, by a decrease in our direct sales.

Retail

Net sales from our retail stores increased $54.6 million, or 13.7%, to $453.0 million for the nine months ended September 26, 2009 compared to $398.4 million for the nine months ended September 27, 2008. We operated 434 stores as of September 26, 2009 compared to 374 stores as of September 27, 2008. Our overall store sales for the nine months ended September 26, 2009 increased due to non-comparable store sales increases of $36.4 million and an increase in comparable store sales of $18.2 million, or 4.6%. Our overall sales increased primarily in the categories of supplements, which increased $16.4 million; vitamins and multivitamins, which increased $7.6 million; and sports nutrition, which increased by $18.7 million; offset in part by weight management, sales of which decreased $1.9 million, or 7.6%, which was largely due to a recall of a non-core product occurring largely during the second quarter and continuing to a lesser extent into the third fiscal quarter of 2009.

The supplements category, which is among the largest selling product categories in our mix, continues to experience significant growth in sales of essential fatty acids, or EFAs, which have been responsible for most of the growth in the supplement category for several quarters. Given the current trend in EFA consumption, and the growing number of publications and recommendations regarding the heart-health benefits of fish oils (such as by The American Heart Association and US National Institutes of Health), we expect continued strength in sales of EFAs for the remainder of this Fiscal year. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales during the nine months ended September 26, 2009, and has done so since the middle of Fiscal 2006. We believe this is due largely to the growth in the fitness-conscious market as well as the diversity of new product introductions and innovations in functionally specific supplementation. Sales in the weight management category decreased during the nine months ended September 26, 2009, due primarily to a recall of a popular thermogenic product which was not replaced with a reformulated product until after the close of the second Fiscal quarter of 2009.

Direct

Net sales to our direct customers decreased $0.9 million, or 1.6%, to $59.1 million for the nine months ended September 26, 2009 compared to $60.1 million for the nine months ended September 27, 2008. The overall decrease in our direct sales was due to an increase in our internet sales of approximately $2.4 million which was offset by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers during the nine months ended September 26, 2009, as compared to the nine months ended September 27, 2008, as a result of our prior web-based marketing initiatives. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the introduction of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $38.5 million, or 12.5%, to $346.9 million for the nine months ended September 26, 2009 compared to $308.4 million for the nine months ended September 27, 2008. The dollar increase was primarily due to an increase in product costs and occupancy costs for the nine months ended September 26, 2009, as compared to the nine months ended September 27, 2008. Cost of goods sold as a percentage of net sales increased to 67.7% for the nine months ended September 26, 2009, compared to 67.3% for the nine months ended September 27, 2008. The increase of cost of goods sold as a percentage of net sales was due primarily to increases in occupancy costs as a percentage of sales of 0.8%, which were offset in part by a decrease in distribution costs of 0.3% as a percentage of sales. The increase of occupancy costs as a percentage of sales is largely attributable to the larger body of new (non-comparable) stores in operations during the first nine months of Fiscal 2009, as compared to the same period last year.

Gross Profit

As a result of the foregoing, gross profit increased $15.2 million, or 10.1%, to $165.2 million for the nine months ended September 26, 2009 compared to $150.0 million for the nine months ended September 27, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses, increased $10.6 million, or 8.8%, to $130.6 million for the nine months ended September 26, 2009, compared to $120.0 million for the nine months ended September 27, 2008. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the nine months ended September 26, 2009 decreased to 25.5% compared to 26.2% for the nine months ended September 27, 2008.

Operating payroll and related benefits increased $6.3 million, or 14.2%, to $50.3 million for the nine months ended September 26, 2009 compared to $44.1 million for the nine months ended September 27, 2008. Operating payroll and related benefits expenses as a percentage of net sales increased to 9.8% for the nine months ended September 26, 2009 compared to 9.6% for the nine months ended September 27, 2008. The increase as a percentage of net sales was primarily due to the greater volume of newer stores thus resulting in lower sales per hour relative to net sales during the nine months ended September 26, 2009, as compared to the nine months ended September 27, 2008.

Advertising and promotion expenses increased $0.5 million, or 5.0%, to $10.8 million for the nine months ended September 26, 2009 compared to $10.3 million for the nine months ended September 27, 2008. Advertising and promotion expenses as a percentage of net sales decreased to 2.1% for the nine months ended September 26, 2009 from 2.2% for the nine months ended September 27, 2008. The decrease is primarily due to a decline in our catalog circulation for the nine months ended September 26, 2009, as compared to the nine months ended September 27, 2008, as we are reducing our catalog advertising and prospecting efforts.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $3.8 million, or 5.8%, to $69.4 million for the nine months ended September 26, 2009 compared to $65.6 million for the nine months ended September 27, 2008. The increase was due to increases in depreciation and amortization expense of approximately $3.0 million, an increase in corporate payroll expenses of $1.7 million, and an increase in equity compensation expense of $0.2 million. The increase in payroll was attributable to increases to our corporate staff to meet the needs of our growth during the nine months ended September 26, 2009, as compared to the nine months ended September 27, 2008. These increases were offset by a $1.1 million decrease in information systems costs for our stores. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.6% during the nine months ended September 26, 2009 compared to 14.3% for the nine months ended September 27, 2008, due to achieving greater overall efficiencies from our operations and corporate infrastructure relative to net sales during the nine months ended September 26, 2009, as compared to the nine months ended September 27, 2008.

Related Party Expenses

Related party expenses increased $0.1 million, or 11.3%, to $1.3 million for the nine months ended September 26, 2009, as compared to $1.1 million for the nine months ended September 27, 2008, due to the increase in net sales.

Income from Operations

As a result of the foregoing, income from operations increased $4.5 million, or 15.5%, to $33.4 million for the nine months ended September 26, 2009 compared to $28.9 million for the nine months ended September 27, 2008. Income from operations as a percentage of net sales increased to 6.5% for the nine months ended September 26, 2009, compared to 6.3% for the nine months ended September 27, 2008.

Retail

Income from operations for the retail segment increased $9.3 million, or 14.8%, to $71.8 million for the nine months ended September 26, 2009 compared to $62.5 million for the nine months ended September 27, 2008. Income from operations as a percentage of net sales for the retail segment increased to 15.8% for the nine months ended September 26, 2009 compared to 15.7% for the nine months ended September 27, 2008. The increase as a percentage of net sales was primarily due to the decrease in operating expenses of 0.5% as a percent of sales, offset by a 0.2% increase in cost of goods sold. The increase in cost of goods sold was as a result of the increase in occupancy costs, during the nine months ended September 26, 2009, as compared to the nine months ended September 27, 2008, as described in “Cost of Goods Sold.” The decrease in operating expenses as a percent of sales was as a result of the economies of scale described in “Other, selling, general and administrative expenses.”

Direct

Income from operations for the direct segment remained level at $11.3 million for the nine months ended September 26, 2009 and for the nine months ended September 27, 2008. Income from operations as a percentage of net sales for the direct segment increased to 19.1% for the nine months ended September 26, 2009 compared to 18.8% for the nine months ended September 27, 2008. This increase in income from operations as a percentage of net sales was due mainly to decreases in payroll and advertising costs of 0.2% and 1.7% as a percentage of net sales, respectively, as we are reducing our catalog advertising and prospecting efforts, offset by an increase in cost of goods sold of 1.6% as a percentage of net sales which was primarily due to greater distribution costs and product costs. The increase in distribution costs was primarily as a result of a lower ratio of units per shipment experienced for the nine months ended September 26, 2009, as compared to the nine months ended September 27, 2008. The increase in product costs as a percentage of sales was primarily attributable to increased pricing promotions during the nine months ended September 26, 2009, as compared to the nine months ended September 27, 2008.

Corporate Costs

Corporate costs increased by $4.8 million, or 10.6%, to $49.7 million for the nine months ended September 26, 2009 compared to $44.9 million for the nine months ended September 27, 2008. Corporate costs as a percentage of net sales decreased to 9.7% for the nine months ended September 26, 2009 compared to 9.8% for the nine months ended September 27, 2008. The dollar increase was primarily due to increases in depreciation and amortization expense of approximately $3.0 million, and an increase in payroll of $1.7 million, attributable to our growing corporate infrastructure. The 0.1% decrease as a percentage of net sales for the nine months ended September 26, 2009, as compared to the nine months ended September 27, 2008, was primarily due to achieving greater overall efficiencies from our corporate infrastructure relative to net sales during the nine months ended September 26, 2009, as compared to the nine months ended September 27, 2008.

Loss on extinguishment of debt

Loss on extinguishment of debt of $0.3 million for the nine months ended September 26, 2009, represented the write-off of unamortized deferred financing fees related to the termination of our former revolving credit line which was entered into in Fiscal 2005 and terminated on September 25, 2009.

Interest Income

Interest income decreased $46,000 to $3,000 for the nine months ended September 26, 2009 compared to $49,000 for the nine months ended September 27, 2008. The decrease was due largely to lower interest rates, and lower cash balances during the nine months ended September 26, 2009, as compared to the nine months ended September 27, 2008.

Interest Expense

Interest expense decreased $1.6 million, or 9.7%, to $14.5 million for the nine months ended September 26, 2009 compared to $16.1 million for the nine months ended September 27, 2008. The decrease was due to lower interest rates as well as lower outstanding short-term borrowings experienced during the nine months ended September 26, 2009, as compared to the nine months ended September 27, 2008.

Provision for Income Taxes

We recognized $7.8 million of income tax expense during the nine months ended September 26, 2009 compared with $5.3 million for the nine months ended September 27, 2008. The effective tax rate for the nine months ended September 26, 2009 was 41.9%, compared to 41.1% for the nine months ended September 27, 2008. The effective rate for the current period, as compared to the same period last year, increased primarily due to increases in our blended state tax rates as well as increases to our liability for uncertain tax positions.

Net Income

As a result of the foregoing, we generated net income of $10.8 million for the nine months ended September 26, 2009 compared to $7.6 million for the nine months ended September 27, 2008.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources:

	September 26, 2009	December 27, 2008
Balance Sheet Data:
Cash and cash equivalents	$4,361	$1,623
Working capital	62,222	52,347
Total assets	461,793	463,690
Total debt, including capital leases	177,602	186,382

	Nine Months Ended
	September 26, 2009	September 27, 2008
Other Information:
Depreciation and amortization (1)	$15,603	$12,595

Cash Flows Provided By (Used In):
Operating activities	$30,934	$9,716
Investing activities	(18,299)	(25,860)
Financing activities	(9,897)	16,338

Net increase in cash and cash equivalents	$2,738	$194

(1)	Excludes amortization of deferred financing fees.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the construction of new stores. Historically, we have financed these requirements predominately through internally generated cash flow, supplemented with short-term financing. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our revolving credit facility, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with our store growth plans, systems development and store improvements.

We plan to spend up to $21 million in capital expenditures during Fiscal 2009, of which up to $17 million will be in connection with our store growth and improvement plans with the remainder of up to $4 million being used for all other expenditures. Of the total capital expenditures projected for Fiscal 2009 we have already invested $18.4 million during the nine months ended September 26, 2009. We plan on opening approximately 39 stores during Fiscal 2009, of which we have already opened 34 stores as of September 26, 2009. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of $165,000 to $185,000 at cost for each of our stores. Despite the recent challenges obtaining credit from the tightened global credit markets, we feel our new revolving credit facility (entered into on September 25, 2009, as discussed elsewhere in this document) will provide us with sufficient liquidity through the next fiscal year. Furthermore, we have an additional two years of liquidity as compared to our previous facility which we terminated on September 24, 2009. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

On October 27, 2009, we completed an initial public offering, resulting in our receipt of approximately $121.2 million in proceeds. The proceeds of the offering were used for redemption of preferred shares including dividends in arrears at VS Parent, of approximately $72.5 million, the termination of our management agreement with IPC at a cost of approximately $0.8 million, and will be used for the redemption of approximately $45.1 million of our Notes (which will occur in the fourth fiscal quarter of 2009), as well as for various fees incurred in connection with the offering. We do not anticipate any residual proceeds to be available for use for our operations subsequent to the above distributions.

We expect to experience savings resulting from the termination of our management agreement on November 2, 2009 (management fees incurred through the third quarter of Fiscal 2009 and full year Fiscal 2008 were $1.3 million and $1.5 million, respectively) and a decrease in interest expense based on the reduction of our Notes.

We were in compliance with all debt covenants as of September 26, 2009.

Cash Provided by Operating Activities

Cash provided by operating activities was $30.9 million for the nine months ended September 26, 2009, as compared to $9.7 million of cash provided by operating activities for the nine months ended September 27, 2008. The $21.2 million increase in cash flows from operating activities is primarily due to an increase in our net income, as well as decreases in expenditures on inventory and on our accounts payable for the nine months ended September 26, 2009, as compared to the nine months ended September 27, 2008. These increases were offset in part by the termination our interest rate swap during the third fiscal quarter of 2009, at a cost of $2.6 million. The decrease in changes to our inventory expenditures is attributable to an increase in our inventory efficiency, as we require less lead time to fulfill a retail store’s needs, as well as due to the planned decrease in new store openings in the coming months relative to the same period last year, as we increased our inventory in anticipation of the numerous store openings which occurred during Fiscal 2008. The decrease in changes to our accounts payable in Fiscal 2009 was primarily due to increasing the frequency of payments to our trade vendors beginning in Fiscal 2008 to align with accelerated payment terms.

Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 26, 2009, was $18.3 million, compared to $25.9 million during the nine months ended September 27, 2008. Capital expenditures during the nine months ended September 26, 2009, were used for the construction of 34 new stores, and improvements to existing stores. During the nine months ended September 27, 2008, capital expenditures were used for the construction of 34 new stores, as well as computer equipment related to those stores. In addition, investing activities during the first three quarters of Fiscal 2008 included the $3.0 million asset purchase related to our Florida stores.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $9.9 million for the nine months ended September 26, 2009, as compared to net cash provided by financing activities of $16.3 million for the nine months ended September 27, 2008. The $26.2 million decrease in cash provided by financing activities was due primarily to net repayments to our revolving credit agreement during the nine months ended September 26, 2009, compared to net borrowing during the first nine months of Fiscal 2008.

2005 Second Priority Senior Secured Floating Rate Notes

Commencing on February 15, 2006, interest on our Notes was set at a per annum rate equal to a three month LIBOR plus 7.5%, which resets quarterly on February 15, May 15, August 15 and November 15 of each year. The combined weighted average interest rate from December 27, 2008 through September 26, 2009 was 8.65% (10.49% after including the impact of hedging activities). Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the then applicable interest rate on the Notes. The indenture governing the Notes restricts the ability of Vitamin Shoppe Industries, Inc. (“VSI”) and VS Direct, Inc. (“Direct”) to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets.

Revolving Credit Facility

On November 15, 2005, VSI entered into a $50.0 million senior secured revolving credit facility, which was terminated on September 25, 2009. The availability under the revolving credit facility was subject to a borrowing base calculated on the basis of certain eligible accounts receivable from credit card companies and the inventory of VSI and its only subsidiary, Direct. The obligations thereunder were secured by a security interest in substantially all of the assets of Holdings, VSI and Direct. The Revolving Credit Facility provided for affirmative and negative covenants affecting Holdings, VSI and Direct. The Revolving Credit Facility restricted, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay cash dividends and certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change its line of business, and restricts the types of hedging activities the Company can enter into. The largest amount borrowed at any given point during the nine month period ended September 25, 2009 was $17.0 million.

2009 Revolving Credit Facility

On September 25, 2009, we entered into a new revolving credit facility (the “2009 Revolving Credit Facility”), and simultaneously terminated our existing credit facility that was entered into on November 15, 2005. We entered into the 2009 Revolving Credit Facility to obtain an additional two years of liquidity beyond the termination date of our previous facility. In doing so, we incurred an incremental borrowing rate of 1% as compared to the former Revolving Credit Facility. The terms of the 2009 Revolving Credit Facility extend through September 2013, and allow us to borrow up to $50.0 million subject to the terms of the facility. Similar to our previous credit facility, the availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Vitamin Shoppe Industries Inc. and VS Direct Inc. The obligations thereunder are secured by a security interest in substantially all of the assets of VS Holdings, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc. VS Direct Inc. and VS Holdings, Inc. provided guarantees in respect of our obligations under the 2009 Revolving Credit Facility, and Vitamin Shoppe Industries Inc. and VS Holdings, Inc. have provided guarantees in respect of VS Direct Inc.’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Vitamin Shoppe Industries Inc., VS Holdings, Inc. and VS Direct Inc. The 2009 Revolving Credit Facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. The 2009 Revolving Credit Facility has a maturity date of September 2013. However, the 2009 Revolving Credit Facility may terminate at August 15, 2012, if, prior to such date, a significant portion of our Notes has not been redeemed, as, at that date, the facility requires that the sum of all amounts owed under the Notes must be less than the sum of our cash and cash equivalents plus excess availability (as defined under the 2009 Revolving Credit Facility), subject to certain limitations. The largest amount borrowed at any given point during the period ended September 26, 2009 was $8.6 million. The unused available line of credit under the 2009 Revolving Credit Facility at September 26, 2009 was $40.5 million.

The borrowings under our 2009 Revolving Credit Facility accrue interest, at our option at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate.

The borrowings under the terminated revolving credit facility accrued interest through September 25, 2009, at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate.

The combined weighted average interest rate for both the 2009 and terminated revolving credit lines from December 27, 2008 through September 26, 2009, was 2.36%.

We entered into an interest rate swap during December 2005 on a portion of our Notes. The interest rate swap had a maturity date of November 2010, and was terminated on September 25, 2009, at a cost of $2.6 million (the fair market value). The swap’s fair market value of $(4.4) million at December 27, 2008 is recorded in other long-term liabilities on the condensed consolidated balance sheets. At September 26, 2009, the residual unrecognized loss of the interest rate swap resulting from the termination is recorded in accumulated other comprehensive loss in the amount of $1.5 million along with related deferred taxes of $1.1 million.

Contractual Obligations and Commercial Commitments

As of September 26, 2009, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Capital Lease Obligation, Including Interest	Long-Term Debt (2)	Interest Payments (2)	Revolving Credit Facility
Remainder of Fiscal 2009	$21,423	$17,551	$414	$—	$3,458	$—
2010	86,050	70,561	1,657	—	13,832	—
2011	84,434	69,082	1,520	—	13,832	—
2012	243,748	66,397	824	165,000	11,527	—
2013	68,598	60,004	—	—	—	8,594
Thereafter	161,623	161,623	—	—	—	—

	$665,876	$445,218	$4,415	$165,000	$42,649	$8,594

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during the first nine months of Fiscal of 2009. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 16.9% of our minimum lease obligations for the nine months ended September 26, 2009.

(2)	Interest payments are based upon the prevailing interest rates at September 26, 2009. Interest payments do not include interest expense related to our revolving credit facility due to its revolving nature. In connection with our initial public offering on October 27. 2009, we intend to repurchase approximately $45.1 million of our Notes during the fourth fiscal quarter of 2009, which will decrease our interest payments by approximately 26% annually.

We have an aggregate contingent liability of up to $2.1 million related to potential severance payments for five executives as of September 26, 2009 pursuant to their respective employment agreements. We have an aggregate contingent liability of up to $1.9 million related to potential severance payments for eight employees as of September 26, 2009 following a change in control pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.

Excluded from the above commitments is $4.4 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued guidance on disclosures regarding derivative instruments and hedging activities. The guidance requires entities to provide enhanced disclosures for derivative activities and hedging activities with regard to the reasons for employing derivative instruments, how they are accounted for, and how these instruments affect an entity’s financial position, financial performance, and cash flows. The provisions of this guidance were effective in the first quarter of fiscal year 2009. The adoption of the provisions did not have a material impact on our financial condition, results of operations or cash flows.

Effective December 30, 2007, we adopted certain provisions of the FASB guidance on fair value measurements that apply to certain financial assets and liabilities. This guidance defines and establishes a framework for measuring fair value, and expands fair value disclosures. It does not require any new fair value measurements. The intent of this statement is to increase consistency of definitions and comparability of methods of fair value measurements, as well as to enhance fair value disclosure. The remaining provisions of this guidance which apply to nonfinancial assets and nonfinancial liabilities, were effective in the first quarter of fiscal 2009. The adoption of these remaining provisions regarding guidance on fair value measurements did not have a material impact on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risks relate primarily to changes in interest rates. Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to interest rate risks. Other than on our Notes, which carry a floating interest rate, we have not used derivative financial instruments in connection with these market risks.

Our Revolving Credit Facility and Notes carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statements of operations and our cash flows are exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to the interest expense on our Notes of approximately $1.7 million. Additionally, a one percentage point increase in LIBOR would cause an increase to the interest expense on our revolving credit facility of $0.1 million based on the balance of our 2009 Revolving Credit Facility as of September 26, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a (e) and 15d—15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of September 26, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 26, 2009 are effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control structure over financial reporting during the quarter ended September 26, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 8 in the Notes to Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 1A.	Risk Factors

Along with the risk factor presented below, please refer to the Risk Factors section in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 19, 2009. Except for the below discussion, there have been no material changes from risk factors previously disclosed in our Form 10-K.

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

As an independent public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the NYSE, requires us to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations will increase our legal and financial compliance costs and place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems.

In particular, as a public company, our management will be required to continue to conduct an annual evaluation of our internal control over financial reporting and include a report of management on our internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ending December 26, 2009 (“Fiscal 2009”). In addition, we will be required to have our independent registered public accounting firm report on the effectiveness of our internal control over financial reporting. Under current rules, we will be subject to this requirement beginning with our Annual Report on Form 10-K for fiscal year 2010. If we are unable to conclude that we have effective internal control over financial reporting or, if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Richard L. Markee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael G. Archbold pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2009.

VS HOLDINGS, INC.

By:	/s/ RICHARD L. MARKEE
Richard L. Markee Chief Executive Officer

By:	/s/ MICHAEL G. ARCHBOLD
Michael G. Archbold Chief Financial Officer

CERTIFICATIONS

Exhibit No.	Description

31.1	Certification of Richard L. Markee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael G. Archbold pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.