Form 10-Q/A
period 2009-09-26
Vitamin Shoppe, Inc.
filed 2009-11-13
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of November 6, 2009, Vitamin Shoppe Inc., had 26,676,782 shares of common stock outstanding.

EXPLANATORY NOTE

Vitamin Shoppe, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended September 26, 2009, filed on November 10, 2009 (the “Original Filing”). The purpose of the Form 10-Q/A, Amendment No. 1, is to file Exhibits 2.1, 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12 and 10.13 which were previously filed with the Securities and Exchange Commission. In addition, the Company is filing herewith its Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws as Exhibits 3.1 and 3.2 hereto, respectively, which became effective after the period covered by the Original Filing. As required, this Form 10-Q/A includes a signature page with respect to our Quarterly Report on Form 10-Q as amended hereby. No other changes or updates are being made to the Original Filing.

PART II

OTHER INFORMATION

Item 6.	Exhibits

Item 6 is unchanged from the Original Filing, except for the exhibits that are filed herewith or incorporated by reference herein.

Exhibit No.	Description

2.1†	Agreement and Plan of Merger, by and between VS Holdings, Inc. and VS Parent, Inc., dated as of October 27, 2009.

3.1	Amended and Restated Certificate of Incorporation of Vitamin Shoppe, Inc.

3.2	Second Amended and Restated By-Laws of Vitamin Shoppe, Inc.

10.1†	Securityholders Agreement, by and among Vitamin Shoppe, Inc. and its securityholders, dated October 27, 2009.

10.2‡	Amendment No. 2 to Employment and Non-Competition Agreement, dated as of September 25, 2009 by and among Anthony Truesdale, VS Parent, Inc., Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.).

10.3‡	Amendment No. 2 to Employment and Non-Competition Agreement, dated as of September 25, 2009 by and among Michael G. Archbold, VS Parent, Inc., Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.).

10.4‡	Loan and Security Agreement, dated as of September 25, 2009, by and among Vitamin Shoppe Industries Inc. and VS Direct Inc. as borrowers, Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) as Guarantor, the Lenders and Issuing Bank from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.

10.5‡	Intercreditor Agreement Joinder, dated as of September 25, 2009, by JPMorgan Chase Bank, N.A.

10.6‡	Intellectual Property Security Agreement, dated as of September 25, 2009, by and among Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders.

10.7‡	Stock Pledge Agreement, dated September 25, 2009 by and between Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) as Pledgor and JPMorgan Chase Bank, N.A. as Pledgee.

10.8‡	Stock Pledge Agreement, dated September 25, 2009 by and between Vitamin Shoppe Industries Inc. as Pledgor and JPMorgan Chase Bank, N.A. as Pledgee.

10.9‡	Guarantee of Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated September 25, 2009, of obligations of VS Direct Inc. under the Loan and Security Agreement.

10.10‡	Guarantee of VS Direct Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated September 25, 2009, of obligations of Vitamin Shoppe Industries Inc. under the Loan and Security Agreement.

10.11§	Fourth Amended and Restated Employment and Non-Competition Agreement, dated as of September 4, 2009, by and among Thomas Tolworthy, VS Parent, Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc.

10.12§	Employment and Non-Competition Agreement, dated as of September 9, 2009, among Richard Markee, VS Parent, Inc., VS Direct, Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc.

10.13§	2009 Vitamin Shoppe Equity Incentive Plan, effective as of September 2, 2009.

31.1	Certification of Richard L. Markee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael G. Archbold pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

†	Incorporated by reference to our Current Report on Form 8-K, filed on November 2, 2009 (File No. 001-34507).
‡	Incorporated by reference to our Current Report on Form 8-K, filed on September 30, 2009 (File No. 001-34507).
§	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1, filed on September 22, 2009 (File No. 333-160756)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2009.

VITAMIN SHOPPE, INC.

By:	/s/ RICHARD L. MARKEE
Richard L. Markee
Chief Executive Officer

By	/s/ MICHAEL G. ARCHBOLD
Michael G. Archbold
Chief Financial Officer

4