Form 10-K
period 2009-12-26
Vitamin Shoppe, Inc.
filed 2010-03-17
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2009

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

(800) 223-1216

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of the exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

As of March 9, 2010, Vitamin Shoppe, Inc. had 26,806,098 shares of common stock outstanding.

Forward-Looking Statements

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Vitamin Shoppe, Inc., (“VSI”), Vitamin Shoppe Industries Inc. (“Industries”) and VS Direct Inc. (“Direct,” and, together with VSI and Industries, the “Company,” “we,” “us” or “our”) caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, results from acquisitions, revenue, new stores, working capital, liquidity, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements.” You can identify these statements by forward-looking words such as “may,” “expect,” “intend,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth throughout this annual report on Form 10-K, including “Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.”

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

PART I

Unless the context requires otherwise, references in this annual report on Form 10-K to the “Company,” “we,” “us” and “our” refer to Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc. References to “VMS” mean vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. References to “Fiscal” or “Fiscal Year” mean the fifty-three weeks ended December 31, 2005 or fifty-two weeks ended for all other years for the dates indicated.

Item 1.	Business

Overview of our Company

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. For each of the past five years, we have been the second largest in retail sales and the fastest growing national VMS specialty retailer. We market over 700 different nationally recognized brands as well as our proprietary Vitamin Shoppe, BodyTech and MD Select brands. We believe we offer the greatest variety of products among VMS retailers with approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and an additional 12,000 SKUs available through our Internet and other direct sales channels. We target the dedicated, well-informed VMS consumer and differentiate ourselves by providing high quality products at competitive prices in an educational and high-touch customer service environment. We believe our extensive product offerings, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

We sell our products through two business segments: retail and direct. In our retail segment, we have opened a total of 169 new stores from the beginning of fiscal year 2006 through fiscal year 2009. As of December 26, 2009, we operated 438 stores in 37 states and the District of Columbia, located in high-traffic regional retail centers. In our direct segment, we sell our products directly to consumers through our websites, primarily www.vitaminshoppe.com, and our catalog. Our websites and our catalog complement our in-store experience by extending our retail product offerings and by enabling us to access customers outside our retail markets and those who prefer to shop online.

On November 2, 2009, we completed an initial public offering (“IPO”). Prior to and in connection with the IPO, VS Parent, Inc. merged into VS Holdings, Inc., with VS Holdings, Inc. being renamed as Vitamin Shoppe, Inc (the “Merger”). All common shares and warrants previously issued by VS Parent, Inc., were converted to common shares of Vitamin Shoppe, Inc., at approximately a 1.8611-for-one split, and all preferred shares issued by VS Parent, Inc. were converted on a one-to-one basis to preferred shares of Vitamin Shoppe, Inc. In addition, as the Merger was between entities under common control all financial statements presented herein were retroactively restated to reflect the Merger as if it occurred at the beginning of Fiscal 2006.

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

Since the beginning of Fiscal 2006 through Fiscal 2009, we have leveraged our successful store economic model by opening a total of 169 new stores. As of March 9, 2010, we operated 447 stores in 37 states and the District of Columbia located in high-traffic regional centers.

Direct. We sell our products directly to consumers through our websites, primarily www.vitaminshoppe.com. Our websites and our catalog complement our in-store experience by extending our retail product offerings with an additional 12,000 SKUs that are not available in our stores and enable us to access customers outside our retail markets and those who prefer to shop online. Catalog sales were not material in 2008, and are expected to remain immaterial in the future, as customers migrate to our website and stores. In 2009 we increased the number of active online customers, defined by shopping frequency, by approximately 68,000 to 528,000.

History

Our Company began as a single store in New York, New York in 1977. Our Vitamin Shoppe branded products were introduced in 1989. We were acquired in November 2002 by Irving Place Capital Partners II, L.P. (formerly Bear Stearns Merchant Banking Partners II, L.P.) and its affiliates and other investors.

Industry

The VMS industry in the U.S. is highly fragmented, and based on the most current information available from the Nutrition Business Journal (“NBJ”) and public filings with the SEC, no single industry participant accounted for more than 5% of total industry sales in 2008. Retailers of VMS products primarily include specialty retailers and mass merchants, such as drugstores and supermarkets. The specialty retailers typically cater to the more sophisticated VMS customer by focusing on selection and customer service, while the mass merchants generally offer a limited assortment comprised of more mainstream products with less customer care. Specialty retailers comprised the largest segment of the market in 2008, with 37% market share, sales of which are forecasted to grow by 4.7% annually through 2014, according to the NBJ.

According to the NBJ, the U.S. nutritional supplements industry was a $25.2 billion retail market in 2008, and is projected to grow at an approximately a 4.5% average annual growth rate through 2017. Positive industry trends include an aging U.S. population, rising healthcare costs and the increased use of preventive measures. In addition the increased focus on diet and nutrition, along with growing fitness and wellness program participation, serves as a positive trend for the nutritional supplements industry.

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

Extensive Product Selection with a Focus on Our Proprietary Brands. We believe we market the broadest product selection in the VMS industry with over 20,000 SKUs from over 700 national brands, including our best value Vitamin Shoppe and BodyTech proprietary brands. Our national brands include recognized brands such as Twinlab®, Solgar®, Country Life®, Nature’s Way®,, and Solaray®, and brands that are less widely distributed such as Optimum®, Garden of Life® , New Chapter®, and Life Extension™. Our best value Vitamin Shoppe and BodyTech branded products, with over 1,000 SKUs, offer our customers an attractive alternative to higher-priced national brands and have become an established alternative to national branded products. In 2009, proprietary branded products accounted for approximately 25% of our net sales and generated a gross margin greater than that of the national brands we sell. Our broad product offering differentiates us from our competitors and enables us to offer our customers a selection of products for their health and wellness needs that we believe is not readily available at other specialty VMS retailers, supermarkets, chain drug stores or mass merchants. In addition, our broad product offering minimizes our dependence on any one product or vendor. With the exception of Whey Protein and protein blends, which accounted for approximately 5.4% and 4.3% of net sales, respectively, no other single product sub-category accounted for more than 4% of our net sales during Fiscal 2009.

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

High-Quality and Loyal Customer Base. We have a large and growing base of higher-income loyal customers who proactively manage their long-term health and wellness through the use of supplements. Typically, our customers are between 35 and 60 years old. Our Healthy Awards Program promotes brand loyalty among our customers and allows our customers to earn points redeemable for future purchases, approximately 74% of which are redeemed annually. Our Healthy Awards Program customers accounted for approximately 87% of our overall net sales in Fiscal 2009.

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

High Degree of Stable and Recurring Sales. We believe our loyal customer base results in stable and recurring sales, and such customers purchase a wide variety of our products. The vast majority of our retail sales come from repeat customers who participate in our Healthy Awards Program. Our products typically have broad consumer appeal, and are purchased by consumers interested in proactively managing their long-term health and wellness and have long life cycles.

Business Strategy

We intend to continue to pursue the following key strategies to drive customer traffic and grow our sales:

•

enhance our customers’ shopping experience by continuing to offer a broad selection of VMS products and providing them with a convenient shopping experience, value-added customer service and low prices. We continue to expand categories complementary to our core VMS and Sports Nutrition products such as our sports nutrition accessories, green living experience products and tea preparation accessories. These categories have shown strong growth in Fiscal 2008 and Fiscal 2009, and we intend to continue to foster that growth into Fiscal 2010. We continue to strengthen our assortment by adding brands and line extensions in growing categories such as Vitamin D, Essential Fatty Acids and Superfood products while reducing offerings in shrinking categories. As a result, we have added approximately 1,400 items over the course of a year and remove roughly the same number. We will review these products along with our entire product mix on an ongoing basis to best ensure the relevancy of our product mix;

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

•

continue to invest in associate training and provide employees with opportunities to grow within our Company. In 2009 we held our fifth product education conference, attended by our store and district managers, and a large body of our vendors. It is our current plan to continue this conference as an annual event. In addition, we have increased the number of courses available through our Vitamin Shoppe University, and intend to increase them further in the coming Fiscal year;

•

increase sales of our direct business segment by enhancing the features and functionality of our websites and providing our customers with a more personalized shopping experience. Early in Fiscal 2006 we implemented a new Web platform thereby increasing our customer tracking and marketing ability and allowing us, among other things, to track purchases by customer. In addition, we have increased our paid key word search terms approximately fourfold, and have had these search terms added to various shopping search engines; and

•

increase sales and profitability through the maturation of the 169 stores we opened since the beginning of 2006 through Fiscal 2009. In Fiscal 2009, comparable stores outperformed their business plans, resulting in a 5.2% increase in comparable store sales (a store is included in the comparable store sales calculation after 410 days of operations). The increase in our store base has improved shopping convenience to our customers, and we plan to selectively open approximately 40 new stores per year over the next few years.

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

Store Counts and Locations

We plan to open approximately 42 new stores in Fiscal 2010. The following table shows the change in our network of stores for the Fiscal Years 2005 through 2009:

	Fiscal Year
	2009	2008	2007	2006	2005
Stores open at beginning of year	401	341	306	275	234
Stores opened	39	62	36	32	41
Stores closed	(2)	(2)	(1)	(1)	—

Stores open at end of year	438	401	341	306	275

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

State	Stores Open at December 26, 2009	State	Stores Open at December 26, 2009
Alabama	2	Minnesota	3
Arizona	8	Missouri	1
California	54	Nevada	3
Colorado	8	New Hampshire	2
Connecticut	7	New Jersey	24
Delaware	2	New Mexico	2
District of Columbia	1	New York	59
Florida	55	North Carolina	12
Georgia	10	Ohio	10
Hawaii	5	Oregon	4
Idaho	1	Pennsylvania	12
Illinois	20	Rhode Island	1
Indiana	7	South Carolina	7
Kansas	2	Tennessee	6
Kentucky	3	Texas	38
Louisiana	3	Vermont	1
Maryland	13	Virginia	20
Massachusetts	11	Washington	5
Michigan	10	Wisconsin	6

		Total	438

As of March 9, 2010, we leased the property for all of our 447 stores. Our typical lease terms are ten years, with one or two five-year renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for our stores, one expires in Fiscal 2010, 15 expire in Fiscal 2011, 29 expire in Fiscal 2012, 61 expire in Fiscal 2013, 80 expire in Fiscal 2014, and the balance expire in Fiscal 2015 or thereafter.

Our existing warehouse and distribution centers and corporate headquarters are consolidated into a leased, 230,000 square-foot state-of-the-art facility. The initial lease term for the facility, which commenced in 2002, is for 15 years, with one five-year renewal option. In addition to our current facility, we plan to utilize a west coast third party logistics facility in the latter half of fiscal 2010, the agreement of which will likely be for a period of three years.

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

Products

We offer a broad selection of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products with over 20,000 SKUs from over 700 national brands. Our products are sold under our Vitamin Shoppe, BodyTech and MD Select brand names, including Ultimate Man, Ultimate Woman and Whey Tech, and under nationally recognized third-party brand names, including Solgar®, Twinlab®, EAS® and Nature’s Way®. This variety is designed to provide our customers with a vast selection of products to fit their specific needs. Sales of our Vitamin Shoppe and BodyTech branded products account for approximately 25% of our net sales in Fiscal 2009.

Key Product Categories

Based on data collected from our merchandise systems, below is a comparison of our net merchandise sales by major product category and the respective percentage of our total net merchandise sales for the periods shown (in thousands):

Product Category	Fiscal 2009		Fiscal 2008		Fiscal 2007
	Dollars	%	Dollars	%	Dollars	%
Vitamins, Minerals and Herbs	$242,210	36%	$209,698	35%	$191,256	36%
Specialty Supplements and Sports Nutrition	381,434	57%	336,397	56%	293,928	55%
Other	47,031	7%	51,190	9%	48,511	9%

Total	670,674	100%	597,285	100%	533,695	100%
Delivery Revenue	3,821		4,255		4,177

	$674,495		$601,540		$537,872

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

Specialty Supplements

Specialty supplements help supply higher levels of nutrients than diet alone can provide, help people stay healthy, and support specific conditions and life stages such as childhood, pregnancy, menopause and aging. Categories of specialty supplements include essential fatty acids, probiotics and condition specific formulas. Certain specialty supplements, such as organic greens, psyllium fiber and soy proteins, are taken for added support during various life stages and are intended to supplement vital nutrients absent in an individual’s diet. Flax seed oils and folic acid are specifically useful during pregnancy. Super antioxidants, such as coenzyme Q-10, grapeseed extract and pycnogenol, are taken to address specific conditions. High ORAC (oxygen radical absorptive capacity) fruit concentrates like gogi, mangosteen, pomegranate and blueberry are taken to supplement high levels of natural nutrients not available in modern diets. Other specialty supplement formulas are targeted to support specific organs, biosystems and body functions. For example, we offer Ultimate Memory Aid for brain function, Sleep Naturally for sleeplessness and various enzyme combinations for other support systems. We offer over 5,000 supplement SKUs available in tablets, capsules, vegi-capsules, soft gels, gelcaps, sublingual and liquid forms.

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

Access to New Products and New Product Development

A key component of customer satisfaction is the introduction of new products. We identify customer trends through interactions with our customers, attending trade shows, contacting vendors and generally being active within the marketplace. We maintain close relationships with our third party branded manufacturers, which allows us to be at the forefront of introducing new third-party branded products within the industry. In addition, we maintain a product development group that is staffed with employees who oversee our development of new Vitamin Shoppe branded products. During the past three Fiscal years, we focused on, and will continue to focus on, developing Vitamin Shoppe branded product offerings for beauty care, condition-specific and branded blended specialty supplements (which are designed to assist with certain conditions, for example, sleep difficulties) and functional foods and beverages (offering further benefits beyond nourishment and hydration, such as additional vitamins and minerals). We are also focusing on enhancing our Vitamin Shoppe branded product offerings under our BodyTech label as we see a significant opportunity for expansion in the sports nutrition category. We incurred $1.5 million, $1.4 million and $1.6 million of research and development costs for the Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

Suppliers and Inventory

Nature’s Value, Inc. is the only supplier from whom we purchased at least 5% of our merchandise during Fiscal 2009, 2008 and 2007. We purchased approximately 6%, 7%, and 10% of our total merchandise from Nature’s Value, Inc. in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

We consider numerous factors in supplier selection, including, but not limited to, quality, price, credit terms, and product offerings. As is customary in our industry, we generally do not have long-term contracts with any supplier and most suppliers may discontinue selling to us at any time.

We strive to maintain sufficient inventory to enable us to provide a high level of service to our customers. Inventory, accounts receivable and accounts payable levels, payment terms and return policies are in accordance with standard business procedures. We maintain a distribution center which we use in conjunction with a just-in-time inventory ordering system that we use to replenish our stores based upon customer demand of a given product or products. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $165,000 to $185,000 in cost for each of our stores, a portion of which is vendor-financed, based upon agreed credit terms, with the remainder being purchased in cash. Thirty day payment terms are extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital. We believe that our buying power enables us to receive favorable pricing terms and enhances our ability to obtain high demand merchandise.

Warehouse and Distribution

Our state of the art warehouse facility provides operating space of approximately 180,000 square feet and gives us great control over supervision costs and distribution center related inventory levels. In addition, through a combination of improved technology, processes, controls and layout, we have greatly improved our pick accuracy rates and net inventory accuracy rates. With minor physical changes, systems enhancements, and expected west coast third party logistics solutions, we believe we have sufficient capacity for the next several years. We currently operate two shifts, seven days a week, and have the ability to expand our schedule and capacity to meet future demand in our facility.

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

Our three primary suppliers for our Vitamin Shoppe and BodyTech branded products are Nature’s Value, Inc., Main Street Ingredients, and Softgel Technology, Inc, which together produce over half of our Vitamin Shoppe and BodyTech branded products. We have long-term relationships with these suppliers of over ten years. There are numerous contract manufacturers in our industry and we do not believe it would be difficult to source our products from other vendors, should all of our three primary suppliers cease providing us with supplies. Our relationships with manufacturers require that all Vitamin Shoppe and BodyTech branded products not be adulterated or misbranded under any provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the regulations promulgated thereunder. This includes, but is not limited to, compliance with applicable Good Manufacturing Practices (“GMP”). This means that ingredients in our products must be tested for identity, purity, quality, strength, and composition before being incorporated into our Vitamin Shoppe or BodyTech branded products, and that our final Vitamin Shoppe and BodyTech branded products must again be tested for identity, purity, quality, strength, and composition prior to being released. All of these products require a certificate of analysis, which includes certification to 100% of label claim.

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

Healthy Awards Program

Our Healthy Awards Program, which we established over 13 years ago, encourages our customers to make repeat purchases and enables us to enhance customer loyalty. The program is open to customers across our two distribution channels and is free of charge to join. Members of the program earn one point for every dollar they spend, starting with the first purchase upon joining the program. If a member accumulates over 100 points between January 1 and December 31 in a calendar year, the member will receive a special credit certificate in January of the following year to use on any single purchase made before March 31 of that year.

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

Competition

The U.S. nutritional supplements retail industry is highly competitive and fragmented. According to the NBJ and public filings with the SEC, no single retailer accounted for more than 5% of total industry sales in 2008. Competition is based primarily on quality, product assortment, price, customer service, marketing support and availability of new products. We compete with publicly and privately owned companies with broad geographical market coverage and product categories. We compete with other specialty and mass market retailers including Vitamin World®, GNC®, Whole Foods®, Costco® and Wal-Mart®, Internet and mail order companies including Puritan’s Pride®, Vitacost.com®, Bodybuilding.com® , Doctors Trust®, Swanson® and iHerb® in addition to a variety of independent health and vitamin stores.

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

Trademarks and Other Intellectual Property

We believe trademark protection is particularly important to the maintenance of the recognized proprietary brand names under which we market our products. We own material trademarks or trade names that we use in conjunction with the sale of our products, including the Vitamin Shoppe, BodyTech, and MD Select brand names. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods including trademark and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. Our trademark, which is an indefinite lived intangible asset, was $68.8 million at December 26, 2009 and $68.7 million at December 27, 2008.

Sales from International Sources

For the last three years, less than 0.5% of our sales have been derived from international sources.

Employees

As of December 26, 2009, we had a total of 2,045 full-time and 1,313 part-time employees, of whom 2,846 were employed in our retail channel and 512 were employed in corporate, distribution and direct channel support functions. None of our employees belongs to a union or is a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.

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

Legislation has been passed that imposes substantial new regulatory requirements for dietary supplements. One new law requires adverse event reporting, and some post-market surveillance requirements on the OTC (over the counter) and dietary supplement industries. Other legislation expected to be introduced in the current Congress could impose new requirements which could raise our costs and hinder our business.

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

Our business is subject to changing consumer trends and preferences. Our failure to accurately predict or react to these trends could negatively impact consumer opinion of us as a source for the latest products, which in turn could harm our customer relationships and cause us to lose market share. The success of our new product offerings depends upon a number of factors, including our ability to:

•	anticipate customer needs;

•	innovate and develop new products;

•	successfully commercialize new products in a timely manner;

•	price our products competitively with retail and online competitors;

•	deliver our products in sufficient volumes and in a timely manner; and

•	differentiate our product offerings from those of our competitors.

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

Our products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices our contract manufacturers and third-party manufacturers charge us for our Vitamin Shoppe and BodyTech branded products and third-party products. Raw material prices may increase in the future and we may not be able to pass on such increases to our customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In addition, if we no longer are able to obtain products from one or more of our suppliers on terms reasonable to us or at all, our revenues could suffer. We purchased approximately 6% of our total merchandise from Nature’s Value during Fiscal 2009, one of the suppliers of our Vitamin Shoppe and BodyTech branded products. Events such as the threat of terrorist attacks or war, or the perceived threat thereof, may also have a significant impact on raw material prices and transportation costs for our products. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products, may have an adverse impact on our supplier’s ability to provide us with the necessary products needed to maintain our customer relationships and an adequate level of sales.

We rely on a single warehouse and distribution facility to distribute all of the products we sell. Disruptions to our warehouse and distribution facility could adversely affect our business.

Our warehouse and distribution operations are currently concentrated (see Item 1.Warehouse and Distribution) in a single location adjacent to our corporate headquarters in New Jersey. Any significant disruption in our distribution center operations for any reason, such as a flood, fire or hurricane, could adversely affect our product distributions and sales until such time as we are able to secure an alternative distribution method. In addition, the west coast distribution facility (as discussed in Item 1), which we expect to add to our operations during fiscal 2010, will not sufficiently meet our distribution requirements in the event of a major disruption to our primary facility.

Our new store base, or any stores opened in the future, may not achieve sales and operating levels consistent with our mature store base on a timely basis or at all. In addition, our growth strategy includes the addition of a significant number of new stores each year. We may not be able to successfully implement this strategy on a timely basis or at all, and our business could be adversely affected if we are unable to successfully negotiate favorable lease terms.

Since the beginning of 2006, we have aggressively pursued new store growth by opening 169 new stores through Fiscal 2009 in existing and new markets. Historically, our new stores have reached sales that are consistent with our mature stores over the course of a three to four year period. New stores opened since the beginning of 2006, or any new stores to be opened in the future, may not achieve sales and operating levels consistent with our mature store base in this time frame or at all. The failure of our new store base to achieve sales and operating levels consistent with our mature store base on a timely basis will have an adverse effect on our financial condition and operating results. As of March 9, 2010, we leased 447 stores along with our corporate headquarters and distribution facility. The store leases are generally for a term of ten years and we have options to extend most leases for a minimum of five years. Our business, financial condition, and operating results could be adversely affected if we are unable to continue to negotiate acceptable lease and renewal terms.

In addition, our growth continues to depend, in part, on our ability to open and operate new stores successfully. The success of this strategy depends upon, among other things, the identification of suitable sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our proposed expansion will also place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, our new store openings may result in reduced net sales volumes in the direct channel, as well as in our existing stores in those markets. We expect to fund our expansion through cash flow from operations and, if necessary, by borrowings under our new revolving credit facility, which we entered into on September 25, 2009 (the “2009 revolving credit facility”). If we experience a decline in performance, we may slow or discontinue store openings. If we fail to successfully implement these strategies, our financial condition and operating results may be adversely affected.

We operate in a highly competitive industry. Our failure to compete effectively could adversely affect our sales and growth prospects.

The U.S. nutritional supplements retail industry is a large and highly fragmented industry. In 2008, no single industry participant accounted for more than 5% of total industry sales. We compete primarily against other specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations and mail order companies. This market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. As certain products become more mainstream, we experience increased competition for those products. For example, as the trend in favor of low carb products developed, we experienced increased competition for our low carb products from supermarkets, drug stores, mass merchants and other food companies. Increased competition from companies that distribute through retail, internet or wholesale channels could have a material adverse effect on our financial condition and results of operations. Certain of our competitors may have significantly greater financial, technical and marketing resources than we do. In addition, our competitors may be more effective and efficient in introducing new products. We may not be able to compete effectively, and any of the factors listed above may cause price reductions, reduced margins and losses of our market share.

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

The credit markets and the financial services industry continue to experience a period of significant disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, severely diminished liquidity and credit availability and a significant level of intervention from the United States and other governments. Continued concerns about the systemic impact of potential long-term or widespread recession, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.

Due to current economic conditions, we cannot be certain that funding for our capital and operating needs on a long term basis will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required, and on acceptable terms. Our 2009 revolving credit facility matures in September 2013, which we feel should cover our foreseeable liquidity needs. However, if we cannot obtain sufficient funding when needed, or on acceptable terms, we may be unable to continue our current rate of growth and store expansion, which may have an adverse effect on our revenues and results of operations.

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the NYSE, requires us to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations will increase our legal and financial compliance costs and place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems.

In particular, as a public company, our management will be required to continue to conduct an annual evaluation of our internal control over financial reporting and include a report of management on our internal control over financial reporting in our Annual Reports on Form 10-K. In addition, we will be required to have our independent registered public accounting firm report on the effectiveness of our internal control over financial reporting. Under current rules, we will be subject to this requirement beginning with our Annual Report on Form 10-K for fiscal year 2010. If we are unable to conclude that we have effective internal control over financial reporting or, if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of March 9, 2010, there were 447 retail stores open in the United States. See “Item 1—Business—Store Counts and Locations” for additional information on the growth in our network of stores for Fiscal 2005 through 2009 and the location of our stores as of December 26, 2009. As of March 9, 2010, we leased the property for all of our 447 stores. We do not believe that any individual store property is material to our financial condition or results of operation. Of the leases for our stores, one expires in Fiscal 2010, 15 expire in Fiscal 2011, 29 expire in Fiscal 2012, 61 expire in Fiscal 2013, 80 expire in Fiscal 2014, and the balance expire in Fiscal 2015 or thereafter. We have options to extend most of these leases for a minimum of five years.

Our corporate offices, along with our warehouse and distribution center, are housed in one state-of-the-art facility. The initial lease term for the facility, entered into in Fiscal 2002, was for 15 years, with one five-year renewal option.

We believe that all of our current facilities are in good condition and are suitable and adequate for our current and reasonably anticipated future needs.

In addition to our current distribution facility, we plan to enter into an agreement with a west coast third party logistic solution facility for a period of three years, which we plan to begin using in our operations in the latter half of fiscal 2010.

Item 3.	Legal Proceedings

Dwight Thompson v. The Vitamin Shoppe and Consolidated Actions. The Company reclassified its California store managers as non-exempt employees in January 2004. On February 25, 2005, plaintiff Dwight Thompson (“Thompson”), a former store manager, filed suit on behalf of himself and other “similarly situated” current and former California store managers and assistant store managers in the Superior Court of the State of California for the County of Orange (“Orange County Superior Court”), alleging causes of action for alleged wage and hour violations, unfair business practices, unfair competition under Cal. Bus. & Prof. Code §§ 17000 et seq. (“UCL”) and penalties under the Labor Code Private Attorneys General Act, Cal. Labor Code §§ 2698 et seq. (“PAGA”) (the “Thompson Action”). Almost one year later, on July 7, 2006, the same group of plaintiffs’ attorneys who were representing Thompson filed another wage and hour lawsuit against The Vitamin Shoppe based on substantively identical allegations in the Orange County Superior Court, entitled Estel v. The Vitamin Shoppe Industries Inc. (Case No. 06CC07852) (the “Estel Action”). Plaintiffs in the Estel Action were already class members in the Thompson Action. In January 2008, the Court consolidated the Thompson and Estel actions. In the consolidated complaint, Plaintiffs assert nine claims for relief against the Company: (1) failure to pay overtime wages; (2) unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide meal periods; (5) failure to provide rest periods; (6) unfair competition under the UCL; (7) failure to provide itemized wage statements; (8) failure to provide wages and accrued vacation upon termination; and (9) recovery of civil penalties under PAGA. Plaintiffs purport to bring their UCL and PAGA claims as representative actions and the remaining claims on behalf of a class composed of all current and former assistant managers and managers of the Company who were employed on or after April 14, 2006 (the “Amended Thompson Action”). The Company intends to defend the Amended Thompson Action vigorously. At this time, the Company does not have sufficient information to determine the amount or range of any potential loss. Accordingly, as of December 26, 2009, the Company has not accrued any liabilities related to this litigation.

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

The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. The Company has withdrawn certain named products from the California market and has provided warnings with respect to other products still available in California pending discussions with the public prosecutors. The Napa County District Attorney has expressed concerns on several occasions as to the method of warning employed by the Company and the completeness of its implementation. The Company has revised its warnings and reviewed its procedures for implementing warnings. The Company has responded to all outstanding requests for information and has met in person with representatives of the Napa County District Attorney and the California Attorney General to attempt to resolve this matter. As of December 26, 2009, the Company does not believe the financial statement impact of this matter will be material.

The People of the State of California v. 21st Century Healthcare, Inc. On October 22, 2008, a private enforcer named Vicky Hamilton sent over 70 manufacturers and retailers of multivitamin products, including the Company, various Sixty-Day Notices of Violation of Proposition 65, Cal. Health & Safety Code section 25249.5 et seq. alleging that certain products contain lead and lead compounds and were sold in California without a Proposition 65 warning threatening litigation pertaining to two of the Company’s multivitamin products. On December 23, 2008, the California Attorney General and nine California District Attorneys filed a complaint on behalf of the People of the State of California against a number of companies who received notices of violation from Ms. Hamilton, including the Company in Alameda County Superior Court. The action alleges violations of both Proposition 65 and the UCL and supplants the litigation Ms. Hamilton sought to bring against the Company on the claims stated in her Notice of Violation. Penalties under Proposition 65 may be assessed at the maximum rate of $2,500 per violation per day. Penalties under the UCL may be assessed at the same rate and are cumulative to those available under Proposition 65. Injunctive relief and attorneys fees are also available. The Company is investigating these claims and discussing them with the California Attorney General and District Attorneys. At this time it is premature to determine the extent of any potential loss. Accordingly, as of December 26, 2009, the Company has not accrued any liabilities related to this litigation.

J.C. Romero v. ErgoPharm Inc., Proviant Technologies Inc., VS Holdings Inc, d/b/a Vitamin Shoppe, and General Nutrition Centers Inc. On April 27, 2009, plaintiff, a professional baseball player, filed a complaint against us, among others, in Superior Court of New Jersey (Law Division/Camden County). Plaintiff alleges that he purchased from one of our stores and consumed 6-OXO Extreme, which is manufactured by a third party, and in August 2008, allegedly tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages. We deny any and all liability and intend to vigorously defend these claims. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time. Accordingly, as of December 26, 2009, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of December 26, 2009, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since October 28, 2009 our common stock has been traded on the New York Stock Exchange (“NYSE”) under the trading symbol “VSI”. For the quarter ended December 26, 2009, the high and low sales prices per share of our common stock were $23.09 and $17.35, respectively. As of March 9, 2010, the closing market price for our common stock was $20.90 and there were 26,806,098 common shares outstanding. As of that date, we had approximately 24 common shareholders of record.

Item 6.	Selected Financial Data

We have derived the selected financial data presented below from our consolidated financial statements for the Fiscal Years ended December 26, 2009, December 27, 2008, December 29, 2007, December 30, 2006, and December 31, 2005. Financial results for Fiscal 2005 are based on a 53-week period, while financial results for all other periods are based on a 52-week period. The selected financial information for the Fiscal Years ended December 26, 2009, December 27, 2008, and December 29, 2007 presented below, should be read in conjunction with such consolidated financial statements and notes included herein and in conjunction with Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result of the Merger discussed in Item 1, amounts for fiscal years 2006 through 2008 have been retroactively adjusted to reflect the Merger as if it occurred at the beginning of Fiscal 2006 (the year VS Parent was created).

	Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007	December 30, 2006	December 31, 2005
	(data presented in thousands, except for share and per share data and number of stores)
Statement of Operations Data:
Net sales	$674,495	$601,540	$537,872	$486,026	$436,463
Cost of goods sold	457,573	405,659	360,346	326,523	290,243

Gross profit	216,922	195,881	177,526	159,503	146,220
Selling, general and administrative expenses	173,144	158,713	143,544	128,821	126,514
Related party expenses	2,446	1,523	1,365	1,356	1,799

Income from operations	41,332	35,645	32,617	29,326	17,907
Extinguishment of debt and other (1)	2,016	—	—	(366)	11,573
Interest income	(43)	(116)	(295)	(373)	(209)
Interest expense	18,679	21,253	22,340	22,161	19,595

Interest expense, net	18,636	21,137	22,045	21,788	19,386

Income (loss) before provision (benefit) for income taxes	20,680	14,508	10,572	7,904	(13,052)
Provision (benefit) for income taxes	8,014	6,341	3,792	3,242	(5,063)

Income (loss) before cumulative effect of accounting change	12,666	8,167	6,780	4,662	(7,989)
Cumulative effect of accounting change	—	—	—	—	2,280

Net income (loss)	12,666	8,167	6,780	4,662	(5,709)

Preferred stock dividends in arrears (2)	7,692	9,279	9,105	8,412	7,771

Net income (loss) available to common stockholders	$4,974	$(1,112)	$(2,325)	$(3,750)	$(13,480)

Weighted average shares outstanding (2):
Basic	16,238,338	14,175,906	14,175,906	14,175,906	14,175,906
Diluted	17,748,371	14,175,906	14,175,906	14,175,906	14,175,906
Net income (loss) per share:
Basic	$0.31	$(0.08)	$(0.16)	$(0.26)	$(0.95)
Diluted	$0.28	$(0.08)	$(0.16)	$(0.26)	$(0.95)

Other Financial Data:
Depreciation and amortization of fixed and intangible assets	21,095	17,483	14,882	13,728	13,020

Operating Data:
Number of stores at end of period	438	401	341	306	275
Net sales per store (3)	$1,361	$1,303	$1,355	$1,332	$1,317
Comparable store sales growth (4)	5.2%	6.2%	6.2%	6.6%	0.1%

Balance Sheet Data:
Working capital	$50,416	$52,285	$51,175	$38,248	$28,268
Total assets	469,257	463,705	428,330	411,670	408,601
Total debt, including capital lease obligations	123,946	186,382	165,000	171,500	177,127
Stockholders’ equity	234,351	168,483	159,789	153,516	147,855

(1)	For Fiscal 2009 extinguishment of debt includes $0.4 million for the premium on the repurchase of a portion of our Notes, along with the write-off of the related portions of deferred financing fees and a portion of the unrecognized loss of our terminated interest rate swap of $0.7 million and $0.6 million, respectively, as well as a $0.3 million write-off of deferred financing fees related to the repayment of our former revolving credit facility which was terminated in September 2009. For Fiscal 2005 extinguishment of debt includes $11.1 million of expenses related to the repayment of our previous debt upon our issuance of our Notes (which consists of $7.7 million of original issue discount related to the allocation of value to the warrants and VSI’s (formerly VS Holdings, Inc.) Preferred Stock and $3.4 million of deferred financing fees from the previous debt), as well as $0.4 million in expense relating to our interest rate swap.
(2)	Preferred dividends in arrears are restated for all periods presented as a result of the Merger as described in Item 1. In addition, all shares presented take into effect the approximately 1.8611-for-one split which resulted from the Merger.
(3)	Net sales per store is calculated by dividing retail net sales by the number of stores open at the end of the period.
(4)	A store is included in comparable store sales after 410 days of operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. For each of the past three years, we have been the second largest in retail sales and the fastest growing national VMS specialty retailer. We market over 700 different nationally recognized brands as well as our proprietary Vitamin Shoppe, BodyTech and MD Select brands. We believe we offer the greatest variety of products among VMS retailers with approximately 8,000 SKUs offered in our typical store and an additional 12,000 SKUs available through our Internet and catalog direct sales channels. Our broad product offering enables us to provide our target customers with a selection of products not readily available at other specialty VMS retailers or mass merchants, such as supermarkets and drugstore chains. We target the dedicated, well-informed VMS consumer and differentiate ourselves by providing high quality products at competitive prices in an educational and high-touch customer service environment. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

On November 2, 2009, we completed an IPO. Prior to and in connection with the IPO, VS Parent, Inc. merged into VS Holdings, Inc., with VS Holdings being renamed, as Vitamin Shoppe, Inc. All common shares and warrants previously held by VS Parent, Inc., were converted to common shares of Vitamin Shoppe, Inc., at approximately a 1.8611-for-one split, resulting in 15,231,446 common shares issued and outstanding at October 27, 2009. Also in connection with the IPO, 36,969 preferred shares previously held by VS Parent Inc., along with accumulated dividends in arrears, were converted into 3,764,720 common shares of Vitamin Shoppe, Inc., with the remaining 41,899 preferred shares being redeemed for cash of approximately $72.5 million. In addition, 7,666,667 new shares of common stock were issued in connection with the IPO at a price of $17 per share, resulting in net proceeds from the offering of approximately $121.2 million, net of underwriters’ commissions.

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

Sales of weight management products are generally more sensitive to consumer trends, resulting in higher volatility than our other products. Our sales of weight management products have been significantly influenced by the rapid increase and subsequent decline of products such as products containing Ephedra, low carb products, and certain thermogenic products, such as Hydroxycut. As a result of the ban of products containing Ephedra by the FDA in April 2004, we added new weight management products to our weight management category, such as low-carb products, and various thermogenic products, , to offset the loss of Ephedra product sales. However, the demand for low carb products overall have been on a consistent decline since early Fiscal 2006, which we believe was due to a change in demand for low carb products and the wider availability of popular products in the marketplace, and as such we have shifted our focus more to weight management products. During this decline in demand for low carb products we have continued to launch new weight management products. Moreover, as the rate of obesity increases and as the general public becomes increasingly more health conscious, we expect the demand for weight management products, albeit volatile, to continue to be strong in the near term. Accordingly, we will continue to offer the highest quality products available in this segment.

In addition to the weight management product lines, we intend to continue our focus in meeting the demands of an increasingly aging population, the effects of increasing costs of traditional healthcare and a rapidly growing fitness conscious public.

We believe that the aging of the U. S. population provides us with an area of opportunity. The U.S. Census Bureau reports that the number of individuals in the 50 and over age group is expected to increase to 115 million people in 2018 from 94 million people in 2008, representing more than twice the overall population growth rate. Moreover, it is estimated that by 2030 the 65 or older group will comprise 20% of the population. The increase in the population of this age group, coupled with the need for increased supplementation as digestive abilities wane, provides us with an enhanced sales opportunity. For example, anti-degenerative supplements, such as chondroitin sulfate, have demonstrated consistent increases in sales growth. We will continue to offer products such as chondroitin sulfate to meet the demands of this market segment.

We believe that as the costs of healthcare continue to rise, lower-cost alternatives to prescription drugs and preventative supplementation will continue to be an option for the American consumer. According to the California HealthCare Foundation, medical spending as a percentage of GDP increased from 5.2% to 16.2% between 1960 and 2007, and is projected to reach 20.3% of GDP by 2018. As an increasing number of the population seeks to avoid costly medical issues and focuses on prevention through diet, supplementation and exercise, we expect the demand in this market segment to provide us with continued opportunities. For example, lower-cost alternatives to expensive cholesterol lowering medications such as fish oil (essential fatty acids), are experiencing increasing popularity.

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

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2006, we have opened 178 stores and operate 447 stores located in 37 states and the District of Columbia as of March 9, 2010.

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

Revenue Recognition. We recognize revenue upon sale of our products when merchandise is sold “over-the-counter” in retail stores or upon delivery to a direct customer, net of sales returns. In addition, we classify all amounts billed to customers that represent shipping fees as sales. To arrive at net sales, gross sales are reduced by deferred sales, actual customer returns, and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The net amounts reserved for sales returns were $0.1 million at both December 26, 2009 and December 27, 2008. Sales taxes collected from customers are presented on a net basis and as such are excluded from revenue.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined using the moving weighted average method. As applied to inventories, cost means in principle the sum of the applicable expenditures and charges directly or indirectly incurred in bringing the product to its existing condition and location. Finished goods inventory includes costs on freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and distribution facility, including payroll which are capitalized into inventory and then expensed as merchandise is sold. In addition, the cost of inventory is reduced by purchase discounts and allowances received from certain of our vendors. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We regularly review our inventory, including when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. These estimates require us to make assessments about the future demand for our products in order to categorize the status of such inventory items as slow moving, obsolete or in excess of need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends and competition. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation and rapid changes in demand for new and improved products or services. At both December 26, 2009 and December 27, 2008, obsolescence reserves were $1.4 million.

Long-Lived Assets. We evaluate long-lived assets, including fixed assets and intangible assets with finite useful lives, periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of our estimated undiscounted future cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future volume, sales and expense growth rates, devaluation and inflation. As such, these estimates may differ from actual cash flows. For the periods presented, we had no impairments of our long-lived assets.

Goodwill and Other Intangible Assets. On an annual basis, or whenever impairment indicators exist, we perform a valuation of goodwill and indefinite lived intangible assets. In the absence of any impairment indicators, goodwill and other indefinite lived intangible assets are tested in the fourth quarter of each fiscal year. With regards to goodwill, our tests are based on our two reporting units, and utilize the discounted cash flow method, based on our current operating projections. For those intangible assets which have definite lives, we amortize their cost on a straight-line basis over their estimated useful lives which are various periods based on their contractual terms. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause us to conclude that impairment indicators exist, and therefore that goodwill and other intangible assets are impaired. To the extent that the fair value associated with the goodwill and indefinite-lived intangible assets is less than the recorded value, we would write down the value of the asset to its fair value.

Our impairment test involves calculating the fair value of both our reporting units (our segments) using the discounted cash flow method along with the market multiples method which is used for additional validation of the value calculated. Both of these valuation methods require us to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. It is our policy to conduct goodwill impairment testing from information based on our most current business projections, which include projected future revenues and cash flows. The cash flows utilized in the discounted cash flow analysis are based on five-year financial forecasts developed internally by our management. Cash flows for each unit are discounted using an internally derived weighted average cost of capital which reflects the costs of borrowing for the funding of each unit as well as the risk associated with the units themselves and the industry they perform in. If the carrying amount of a reporting unit exceeds its fair value, we would compare the implied fair value of the reporting unit goodwill with its carrying value. To compute the implied fair value, we would assign the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying value of the reporting unit goodwill exceeded the implied fair value of the reporting unit goodwill, we would record an impairment loss to write down such goodwill to its implied fair value. The valuation of goodwill and indefinite-lived intangible assets is affected by, among other things, our business plan for the future and estimated results of future operations. Changes in the business plan or operating results that are different than the estimates used to develop the valuation of the assets may impact their valuation.

We have tested our goodwill and indefinite-lived intangibles for impairment in the fourth quarter of each fiscal year presented and concluded there was no impairment relative to such assets. Accordingly, there is no impairment expense recorded in any of the periods presented.

Deferred Sales. Our frequent buyer program allows customers to earn points toward free merchandise based on the volume of purchases. Points are earned each year under our frequent buyer program and are redeemable within the first three months of the following year or they expire. We defer sales as points are earned, which are based on historical redemption data as well as marketing data within the current period, and record a liability for points earned based on the value of points that are expected to be redeemed. Net increases to deferred sales were $1.3 million, $1.8 million and $0.3 million for the years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively. The balance for the deferred sales liability was $14.4 million and $13.0 million at December 26, 2009, and December 27, 2008, respectively.

Stock-Based Compensation. We account for our stock-based compensation based on fair value recognitions requirements, as defined by the generally accepted accounting principles. Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period net of forfeitures. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is based on the volatility levels over the past 6.25 years and 4.81 years (our expected holding periods), depending on the grant, from the average volatility of similar actively traded companies. The expected holding period of an option is calculated using the simplified method using the vesting term of 4 years and the contractual terms of 10 years, and in certain instances, contractual terms of 7.5 years. The simplified method was chosen as a means to determine our holding period as prior to November 2009 there was no historical option exercise experience as we were privately held. As of December 26, 2009, there is insufficient information due to our being a new publicly owned company. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Amounts charged to expense were $3.0 million, $2.4 million and $1.6 million for stock-based compensation for Fiscal 2009, Fiscal 2008, and Fiscal 2007, respectively. The weighted average fair value for grants for Fiscal 2009, Fiscal 2008, and Fiscal 2007 was $7.70, $7.92, and $7.04, respectively.

Income Taxes. We provide for income taxes using the liability method which provides guidance on recording taxes for financial statement purposes. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, based on the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.

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

Effective December 31, 2006, we adopted the provisions of then newly issued accounting literature, which provides guidance for accounting for uncertainty in income tax positions. Such literature provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with and upon implementation of this guidance, we recognized an adjustment of $2.7 million, increasing our liability for uncertain tax positions and interest, and reducing the December 31, 2006 balance of retained earnings by $0.2 million as well as increasing the balance of goodwill by $1.4 million. See Note 7 to our consolidated financial statements for more information on income taxes.

Prior to Fiscal 2007 and the adoption of accounting for uncertain tax positions, reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. Subsequent to the adoption of accounting for uncertainties in tax positions, we recognize the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on our income tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The tax positions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments for those positions. We record interest expense and penalties payable to relevant tax authorities as income tax expense.

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

Selling, general and administrative expenses consist of depreciation and amortization of fixed and intangible assets, operating payroll and related benefits, advertising and promotion expense, and other selling, general and administrative expenses.

Related party expenses consist of management fees incurred and paid to IPC Manager II, LLC.

Income from operations consists of gross profit minus selling, general and administrative expenses, and related party expenses.

Extinguishment of debt represents expenses incurred in connection with the redemption or repayment of debt.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Net sales	$674,495	$601,540	$537,872
Increase in comparable store net sales	5.2%	6.2%	6.2%
Gross profit as a percent of net sales	32.2%	32.6%	33.0%
Income from operations	$41,332	$35,645	$32,617

The following table shows the growth in our network of stores for Fiscal 2009, 2008 and 2007:

	Fiscal Year
	2009	2008	2007
Stores open at beginning of year	401	341	306
Stores opened	39	62	36
Stores closed	(2)	(2)	(1)

Stores open at end of year	438	401	341

Results of Operations

The information presented below is for the Fiscal years ended December 26, 2009, December 27, 2008, and December 29, 2007 and was derived from our audited consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the Fiscal years ended December 26, 2009, December 27, 2008, and December 29, 2007 as a percentage of net sales:

	Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.8%	67.4%	67.0%

Gross profit	32.2%	32.6%	33.0%
Selling, general and administrative expenses	25.7%	26.4%	26.7%
Related party expenses	0.4%	0.3%	0.2%

Income from operations	6.1%	5.9%	6.1%
Loss on extinguishment of debt	0.3%	0.0%	0.0%
Interest income	0.0%	-0.1%	-0.1%
Interest expense	2.7%	3.5%	4.2%

Interest expense, net	2.7%	3.4%	4.1%

Income before provision for income taxes	3.1%	2.5%	2.0%
Provision for income taxes	1.2%	1.1%	0.7%

Net income	1.9%	1.4%	1.3%

The net sales results presented for the years ended December 26, 2009, December 27, 2008, and December 29, 2007, are each based on a 52-week period (“Fiscal 2009,” “Fiscal 2008,” and “Fiscal 2007”).

Comparison of Fiscal 2009 with Fiscal 2008

Net Sales

Net sales increased $73.0 million, or 12.1%, to $674.5 million for Fiscal 2009 compared to $601.5 million for Fiscal 2008. The increase was the result of an increase in our comparable store sales, as well as sales from our new non-comparable stores.

Retail

Net sales from our retail stores increased $73.7 million, or 14.1%, to $596.3 million for Fiscal 2009 compared to $522.5 million for Fiscal 2008. We operated 438 stores as of December 26, 2009 compared to 401 stores as of December 27, 2008. Our overall store sales increased due to non-comparable store sales of $46.7 million, as well as an increase in comparable store sales growth of $27.0 million, or 5.2% (Comparable store sales include only those stores open more than 410 days and align with Fiscal 2008). Our overall sales increased primarily in the categories of specialty supplements, which increased $16.0 million; vitamins and minerals, which increased $13.0 million; and sports nutrition, which increased $24.0 million. These increases were offset in part by a decrease in our weight management category of $2.5 million, which was largely due to a recall of a non-core product which began in the second Fiscal quarter and continued in the third Fiscal quarter of 2009.

Product sales in the specialty supplements category were among our fastest growing categories as we continue to experience significant growth in sales of essential fatty acids, or EFAs, as well as experiencing growth in other products during the Fiscal year, such as Ubiquinol (CoQ10) and probiotics for digestive health. Sales in our vitamin and minerals category increased at a rate greater than the overall increase in net sales due to the introduction of new special formulations for men and women as well as an increase in sales of Vitamin D. Product sales in the sports nutrition category continues to be among our fastest growing categories and has been so for over three consecutive fiscal years. We expect this trend to continue based on the growth of the fitness-conscious market.

Direct

Net sales to our direct customers decreased $0.8 million, or 1.0%, to $78.2 million for Fiscal 2009 compared to $79.0 million for Fiscal 2008. The $0.8 million decrease in direct sales during Fiscal 2009 was comprised of an increase in our internet sales of $3.4 million, offset by a decrease in our catalog sales. The increase in our web-based sales was primarily due to a greater influx of customers this Fiscal year as compared to Fiscal 2008, as a result of our prior web-based marketing initiatives. We have reduced our catalog circulation and catalog customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $51.9 million, or 12.8%, to $457.6 million for Fiscal 2009 compared to $405.7 million for Fiscal 2008. The increase was primarily due to an increase in product costs and occupancy costs for the year ended December 26, 2009, as compared to the year ended December 27, 2008. Cost of goods sold as a percentage of net sales increased to 67.8% for the year ended December 26, 2009, compared to 67.4% for the year ended December 27, 2008. The increase of cost of goods sold as a percentage of net sales was due to increases in both occupancy costs of 0.5%, primarily attributable to the impact of new (non-comparable) stores commencing operations in the last quarter of Fiscal 2008, and product costs of 0.2% as a percentage of sales, due to the impact of promotional coupons issued during the third quarter of Fiscal 2009. These increases were offset by a decrease in distribution costs of 0.3% as a percentage of sales.

Gross Profit

As a result of the foregoing, gross profit increased $21.0 million, or 10.7%, to $216.9 million for Fiscal 2009 compared to $195.9 million for Fiscal 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, and other selling, general and administrative expenses, increased $14.4 million, or 9.1%, to $173.1 million during Fiscal 2009, compared to $158.7 million for Fiscal 2008. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for Fiscal 2009 decreased to 25.7% compared to 26.4% for Fiscal 2008.

Operating payroll and related benefits increased $8.1 million, or 13.8%, to $67.2 million for Fiscal 2009 compared to $59.0 million for Fiscal 2008. The increase is due mainly to our increase in retail locations throughout Fiscal 2009. Operating payroll and related benefits expenses as a percentage of net sales increased to 10.0% during Fiscal 2009 compared to 9.8% for Fiscal 2008. The increase as a percentage of sales was due to lower sales per hour for Fiscal 2009, as compared to Fiscal 2008, due to a greater number of new (non-comparable) stores commencing operations in the last quarter of Fiscal 2008, as well increases in health benefits expense experienced during Fiscal 2009.

Advertising and promotion expenses decreased $0.4 million, or 3.3%, to $12.8 million for Fiscal 2009 compared to $13.2 million for Fiscal 2008. Advertising and promotion expenses as a percentage of net sales decreased to 1.9% during Fiscal 2009 compared to 2.2% for Fiscal 2008. The decrease as a percentage of net sales was due primarily to a continued reduction in our catalog advertising and prospecting efforts, as well as a decrease in store grand opening promotions, as we opened 23 fewer stores in Fiscal 2009 as compared to Fiscal 2008.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $6.7 million, or 7.8%, to $93.2 million in Fiscal 2009 compared to $86.5 million for Fiscal 2008. The increase was due primarily to an increase in depreciation and amortization of approximately $3.6 million, reflecting our new stores; $3.0 million for corporate payroll expense which was primarily due to an increase in incentive compensation and health care costs during Fiscal 2009; and stock-based compensation expense of approximately $0.7 million, due to additional grants issued in Fiscal 2009. These increases in expense were offset by a $1.2 million decrease in store pre-opening costs due to the decrease in the number of new stores we opened during Fiscal 2009. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.8% during Fiscal 2009 compared to 14.4% for Fiscal 2008. The decrease as a percentage of sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for Fiscal 2009, as compared to Fiscal 2008.

Related Party Expenses

Related party expenses increased $0.9 million, or 60.6%, to $2.4 million during Fiscal 2009, as compared to $1.5 million for Fiscal 2008. The increase is due to fees driven from increased sales during the first three fiscal quarters of Fiscal 2009 as well as a one time termination fee of our management service agreement paid to IPC Manager II, LLC, of approximately $0.8 million (for a detailed presentation of related party expenses, see Note 11 to our consolidated financial statements). As a result of the termination of the management services agreement, there will be no further related party fees associated with this agreement in future periods.

Income from Operations

As a result of the foregoing, income from operations increased $5.7 million, or 16.0%, to $41.3 million for Fiscal 2009 compared to $35.6 million for Fiscal 2008. Income from operations as a percentage of net sales increased to 6.1% during Fiscal 2009 as compared to 5.9% for Fiscal 2008.

Retail

Income from operations for the retail segment increased $14.1 million, or 17.5%, to $94.5 million for Fiscal 2009 compared to $80.4 million for Fiscal 2008. Income from operations as a percentage of net sales for the retail segment increased to 15.8% for Fiscal 2009 compared to 15.4% for Fiscal 2008. This increase as a percentage of sales is largely due to a decrease in store pre-opening costs of 0.2% as a percent of sales and a decrease in retail store computer equipment of 0.2% as a percent of sales.

Direct

Income from operations for the direct segment increased $0.2 million, or 1.6%, to $15.1 million for Fiscal 2009 compared to $14.9 million for Fiscal 2008. Income from operations as a percentage of net sales for the direct segment increased to 19.3% for Fiscal 2009 compared to 18.8% for Fiscal 2008. This increase as a percentage of net sales was primarily due to a decrease in advertising expense of 1.3% as a percentage of sales, due to the decrease in catalog mailings, offset in part by an increase in product costs of 0.7% as a percentage of sales, due to greater price promotions for our direct products, during Fiscal 2009 as compared to Fiscal 2008.

Corporate Costs

Corporate costs increased $8.6 million, or 14.5%, to $68.3 million during Fiscal 2009 compared to $59.7 million for Fiscal 2008. Corporate costs as a percentage of net sales increased to 10.1% for Fiscal 2009 compared to 9.9% for Fiscal 2008. This dollar increase was due primarily to the increase in depreciation and amortization expense of $3.6 million, reflecting our new stores; an increase in corporate payroll costs of approximately $3.0 million, primarily due to an increase in incentive compensation and health care costs during Fiscal 2009; and an increase in stock compensation expense of $0.7 million, due to additional grants issued in Fiscal 2009.

Loss on extinguishment of debt

Loss on extinguishment of debt was $2.0 million during Fiscal 2009, which included the following: $0.4 million for the premium on the repurchase of approximately $44.9 million of our Notes; the write-off of the related portions of deferred financing fees and a portion of the unrecognized loss of our interest rate swap as a result of the aforementioned repurchase, of $0.7 million and $0.6 million, respectively; and a $0.3 million write-off of deferred financing fees related to the repayment of our former revolving credit facility which was terminated in September 2009.

Interest Income

Interest income decreased $73,000 to $43,000 in Fiscal 2009 compared to $116,000 for Fiscal 2008. The decrease was due to maintaining a lower balance in our interest bearing investment account, as well as experiencing lower interest rates throughout Fiscal 2009 as compared to Fiscal 2008.

Interest Expense

Interest expense decreased $2.6 million, or 12.1%, to $18.7 million in Fiscal 2009 compared to $21.3 million for Fiscal 2008. The decrease was attributable to a decrease in interest rates in Fiscal 2009 compared to Fiscal 2008, as well as lower borrowing rates during Fiscal 2009 as compared to Fiscal 2008. We expect interest expense to be considerably less in future periods than the amounts reported for Fiscal 2009, as a result of the redemption of approximately $64.9 million of our Notes through January 17, 2010.

Provision for Income Taxes

We recognized $8.0 million of income tax expense during Fiscal 2009 compared to $6.3 million in Fiscal 2008. The effective tax rate was 38.8%, compared to 43.7% for Fiscal 2008. The 4.9% decrease in the effective tax rate is primarily due to favorable developments on certain outstanding income tax matters related to previously identified uncertain tax positions during Fiscal 2009, as compared to a net increase in tax expense related to uncertain tax positions in Fiscal 2008.

Net Income

As a result of the foregoing, we generated net income of $12.7 million in Fiscal 2009 compared to net income of $8.2 million in Fiscal 2008.

Comparison of Fiscal 2008 with Fiscal 2007

Net Sales

Net sales increased $63.7 million, or 11.8%, to $601.5 million for Fiscal 2008 compared to $537.9 million for Fiscal 2007. The increase was the result of an increase in our comparable store sales, as well as sales from our new non-comparable stores, and an increase in our direct sales.

Retail

Net sales from our retail stores increased $60.6 million, or 13.1%, to $522.5 million for Fiscal 2008 compared to $462.0 million for Fiscal 2007. We operated 401 stores as of December 27, 2008 compared to 341 stores as of December 29, 2007. Our overall store sales increased due to non-comparable store sales of $32.5 million, as well as an increase in comparable store sales growth of $28.1 million, or 6.2% (Comparable store sales include only those stores open more than 410 days and align with Fiscal 2007). Our overall sales increased primarily in the categories of sports nutrition, which increased $27.2 million, or 22.0%; specialty supplements, which increased $13.0 million, or 11.2%; herbs and homeopathic, which increased $7.9 million, or 9.3%; weight management, which increased $2.7 million, or 9.4%; vitamins category, which increased $7.7 million, or 12.7%, and minerals, which increased $1.8 million, or 12.1%.

The specialty supplements category, which is among the largest selling product categories in our mix, continues to experience significant growth in sales of essential fatty acids, or EFAs, which have been responsible for most of the growth in the supplement category since Fiscal 2006. Given the current trend in EFA consumption, and the growing number of publications and recommendations regarding the heart-health benefits of fish oils (such as by The American Heart Association and US National Institutes of Health), we expect continued strength in sales of EFAs for the next fiscal year. The vitamins category was one of our fastest growing categories in Fiscal 2008, as we experienced significant growth in sales of multi-vitamins, as we released new special formulations this Fiscal year, and in Vitamin D, which we believe was due in part to recent favorable press. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales during the Fiscal 2008, and have done so since mid Fiscal 2006. We believe this is due largely to the continued growth in the fitness-conscious market as well as the diversity of new product introductions.

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

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and store occupancy costs, increased $45.3 million, or 12.6%, to $405.7 million for Fiscal 2008 compared to $360.3 million for Fiscal 2007. The increase was primarily due to an increase in product costs and occupancy costs for the year ended December 27, 2008, as compared to the year ended December 29, 2007. Cost of goods sold as a percentage of net sales increased to 67.4% for Fiscal 2008 compared to 67.0% for Fiscal 2007, primarily as a result of an increase in occupancy costs of approximately 5.0% as a percent of sales, which was mainly attributable to the increases in utilities and real estate tax expenses as well as increased rent for our newer store leases during Fiscal 2008. The increase in occupancy costs was offset in part, by a decrease in products costs of 0.2% as a percent of sales during Fiscal 2008, which was primarily the result of a decrease in price promotions and inventory markdowns.

Gross Profit

As a result of the foregoing, gross profit increased $18.4 million, or 10.3%, to $195.9 million for Fiscal 2008 compared to $177.5 million for Fiscal 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, and other selling, general and administrative expenses, increased $15.2 million, or 10.6%, to $158.7 million during Fiscal 2008, compared to $143.5 million for Fiscal 2007. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for Fiscal 2008 decreased to 26.4% compared to 26.7% for Fiscal 2007.

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

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $10.1 million, or 13.3%, to $86.5 million in Fiscal 2008 compared to $76.3 million for Fiscal 2007. The increase was due primarily to an increase in depreciation and amortization of approximately $2.6 million, reflecting our expanding operation and the amortization of the purchased intangible assets in Fiscal 2008; $3.2 million for corporate payroll expense which was primarily due to an increase in corporate staff during Fiscal 2008 to accommodate our growth; various employee related administrative fees of $1.5 million; and stock-based compensation expense of approximately $0.8 million, due to additional grants issued in Fiscal 2008. In addition to the above, credit card fees increased by approximately $0.8 million due to our increased sales during Fiscal 2008, and store pre-opening costs increased $1.2 million due to the increase in the number of new stores we opened during Fiscal 2008, as well as the lead time needed in opening some of these new stores. Other selling, general and administrative expenses as a percentage of net sales increased to 14.4% during Fiscal 2008 compared to 14.3% for Fiscal 2007, due primarily to increases in our corporate infrastructure to accommodate our growing operations.

Related Party Expenses

Related party expenses increased $0.2 million, or 11.6%, to $1.5 million during Fiscal 2008, as compared to $1.4 million for Fiscal 2007 (for a detailed presentation of related party expenses, see Note 11 to our consolidated financial statements).

Income from Operations

As a result of the foregoing, income from operations increased $3.0 million, or 9.3%, to $35.6 million for Fiscal 2008 compared to $32.6 million for Fiscal 2007. Income from operations as a percentage of net sales decreased to 5.9% during Fiscal 2008 as compared to 6.1% for Fiscal 2007.

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

Interest Income

Interest income decreased $179,000 to $116,000 in Fiscal 2008 compared to $295,000 for Fiscal 2007. The decrease was due to maintaining a lower balance in our interest bearing investment account, as well as experiencing lower interest rates throughout Fiscal 2008 as compared to Fiscal 2007.

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

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	December 26, 2009	December 27, 2008
Balance Sheet Data:
Cash and cash equivalents	$8,797	$1,623
Working capital	50,416	52,285
Total assets	469,257	463,705
Total debt, including capital leases	123,946	186,382

	December 26, 2009	December 27, 2008	December 29, 2007
Other Information:
Depreciation and amortization (1)	$21,095	$17,483	$14,882

Cash Flows Provided By (Used In):
Operating activities	$43,434	$19,588	$20,618
Investing activities	(21,281)	(35,389)	(14,092)
Financing activities	(14,979)	15,971	(6,545)

Net increase (decrease) in cash and cash equivalents	$7,174	$170	$(19)

(1)	Excludes amortization of deferred financing fees.

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

During Fiscal 2009 we spent approximately $17.4 million, out of the $21.2 million of total capital expenditures, in connection with our store growth and improvement plans. We expect to spend approximately $22.0 million on capital expenditures in Fiscal 2010, most of which will pertain to approximately 42 new stores we anticipate opening throughout the year. We opened 39 new stores during Fiscal 2009, relocated one store and closed two stores. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of $165,000 to $185,000 at cost for each of our stores, a portion of which is vendor-financed based upon agreed credit terms. Despite the recent challenges obtaining credit from the tightened global credit markets, we believe our new revolving credit facility (entered into on September 25, 2009, as discussed elsewhere in this document) will provide us with sufficient liquidity through the next fiscal year. Furthermore, we have an additional two years of financing under our new facility as compared to our previous facility which we terminated on September 24, 2009. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

We were in compliance with all debt covenants as of December 26, 2009. We expect to be in compliance with these same debt covenants during Fiscal 2010 as well.

Cash Provided by Operating Activities

Cash provided by operating activities was $43.4 million and $19.6 million during Fiscal 2009 and Fiscal 2008, respectively. The $23.8 million increase in cash flows from operating activities is primarily due to an increase in our net income, as well as a decrease in expenditures on inventory, due to effective management of inventory in our stores along with more efficient levels of replenishment; and a decrease in expenditures on our accounts payable during Fiscal 2009, related in part to the decrease in inventory expenditures, as compared to Fiscal 2008. This increase in cash flows from operating activities was offset in part by a $2.6 million cash payment, for the termination of our interest rate swap during September 2009.

Cash provided by operating activities was $19.6 million and $20.6 million during Fiscal 2008 and Fiscal 2007, respectively. This decrease was primarily a result of a decrease in our accounts payable of $19.6 million, to take advantage of favorable payment terms by our suppliers, offset in part by an increase in our net income and a decrease in inventory expenditures in Fiscal 2008 compared to Fiscal 2007.

Cash Used in Investing Activities

Net cash used in investing activities during Fiscal 2009 and Fiscal 2008 was $21.3 million and $35.4 million, respectively. The decrease in cash used in investing activities of $14.1 million was primarily due to the opening of 23 more stores during Fiscal 2008 as compared to Fiscal 2009, as well as the acquisition of $3.5 million of intangible assets (as discussed in Note 4 to our Financial Statements) during Fiscal 2008.

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

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $15.0 million in Fiscal 2009, compared to net cash provided by financing activities of $16.0 million during Fiscal 2008. The decrease in net cash provided by financing activities was primarily due to net repayments of $17.0 million on our revolving credit facility during Fiscal 2009, compared to net borrowings of $17.0 million from our revolving credit facility during Fiscal 2008.

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

2005 Senior Notes

On November 7, 2005, we completed our Second Priority Senior Secured Floating Rate Notes (the “Notes”) offering for $165.0 million. During December 2009, we redeemed approximately $44.9 million of our Notes leaving $120.1 million of the original $165.0 million outstanding at December 26, 2009. In addition, during January 2010 we redeemed an additional $20.0 million of aggregate principle of our Notes, which was financed by borrowings under our revolving credit facility.

The indenture governing the Notes restricts the ability of VSI and Direct to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets.

Revolving Credit Facilities

On November 15, 2005, Industries entered into a $50.0 million senior secured revolving credit facility, which was terminated on September 25, 2009, resulting in a loss on extinguishment of debt of approximately $0.3 million. There was no balance under the terminated line of credit at the time of its termination on September 25, 2009. The largest amount borrowed at any given point during the period ended September 25, 2009 was $17.0 million.

2009 Revolving Credit Facility

On September 25, 2009, the Company entered into a new revolving credit facility (the “2009 Revolving Credit Facility”). The terms of the 2009 Revolving Credit Facility extend through September 2013, and allow the Company to borrow up to $50.0 million subject to the terms of the facility. Similar to the Company’s previous credit facility, the availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Vitamin Shoppe Industries Inc. and VS Direct Inc. The obligations thereunder are secured by a security interest in substantially all of the assets of Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc. VS Direct Inc. and Vitamin Shoppe, Inc. provided guarantees in respect of the Company’s obligations under the 2009 Revolving Credit Facility, and Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. have provided guarantees in respect of VS Direct Inc.’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Vitamin Shoppe Industries Inc., Vitamin Shoppe, Inc. and VS Direct Inc. The 2009 Revolving Credit Facility restricts, among other things, the

Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities that can be entered into. The 2009 Revolving Credit Facility has a maturity date of September 2013. However, if not amended, the 2009 Revolving Credit Facility may terminate at August 15, 2012, if prior to such date, a significant portion of the Notes has not been redeemed, as, at that date, the facility requires that the sum of all amounts owed under the Notes must be less than the sum of the Company’s cash and cash equivalents plus excess availability (as defined under the 2009 Revolving Credit Facility), subject to certain limitations. The largest amount borrowed at any given point during Fiscal 2009 was $8.6 million. The unused available line of credit under the 2009 Revolving Credit Facility at December 26, 2009 was $49.4 million; however as of January 17, 2010 this availability decreased by $20.0 million due to the funding of the redemption of an additional $20.0 million in aggregate principal of our Notes.

Contractual Obligations and Commercial Commitments

As of December 26, 2009, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Capital Lease Obligations including Interest	Long-Term Debt (2)	Interest Payments (3)
2010	$101,008	$71,307	$1,753	$20,000	$7,948
2011	79,475	69,930	1,597	—	7,948
2012	175,096	67,237	838	100,106	6,915
2013	60,847	60,847	—	—	—
2014	50,805	50,805	—	—	—
Thereafter	115,836	115,836	—	—	—

	$583,067	$435,962	$4,188	$120,106	$22,811

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during Fiscal 2009. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 17.0% of our minimum lease obligations during Fiscal 2009.
(2)	$20.0 million of long-term debt is classified as short term due to the tender offer on a portion of our Notes for such amount, made during December 2009. The redemption was fully consummated during January 2010. Interest payments reflect this decrease in our outstanding notes.
(3)	Interest payments are based upon the prevailing interest rates at December 26, 2009.

Severance. As of December 26, 2009 we have an aggregate contingent liability of up to $2.5 million related to potential severance payments for five executives pursuant to their respective employment agreements. We have an aggregate contingent liability of up to $2.4 million related to potential severance payments for eight employees as of December 26, 2009 following a change in control pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.

Excluded from the above commitments is $4.5 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.

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

Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to interest rate risks. Other than on our Notes, which carry a floating interest rate, we have not used derivative financial instruments in connection with these market risks.

Our Revolving Credit Facility and Notes carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statements of operations and our cash flows are exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to the interest expense on our Notes of approximately $1.2 million. There was no balance in our Revolving Credit Facility at December 26, 2009, and as such it was not subject to fluctuations in future interest rates. The balance of our Revolving Credit Facility at December 26, 2009, is not indicative of future balances which may be subject to fluctuations in interest rates.

Item 8.	Financial Statements and Supplementary Data

The response to this item is provided in this Annual Report on Form 10-K, commencing on page 43, which is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to provide reasonable assurance of achieving the control objectives as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in Securities and Exchange commission rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 26, 2009. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that, as of December 26, 2009, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control structure, policies and procedures for the quarter ended December 26, 2009, that could significantly affect our internal control over financial reporting, or be reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2010, which is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2010, which is incorporated herein by reference, under the captions, “Compensation of Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation – Report of the Executive Compensation Committee of the Board of Directors on Executive Compensation” shall not be deemed to be incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2010, which is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2010, which is incorporated herein by reference, under the captions “Securityholders Agreement,” “Advisory Services Agreement,” “Transactions with Management,” and “Board of Directors.”

Item 14.	Principal Accountant Fees and Services

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2010, which is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form 10-K:

1. The following consolidated financial statements listed below are filed as part of this annual report on Form 10-K commencing on page 43:

Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

Consolidated Balance Sheets as of December 26, 2009 and December 27, 2008.

Consolidated Statements of Operations for the Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007.

Consolidated Statements of Stockholders’ Equity for the Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007.

Consolidated Statements of Cash Flows for the Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007.

Notes to Consolidated Financial Statements for the Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007.

2. Exhibits:

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Merger by and between VS Holdings, Inc. and VS Parent, Inc., dated as of October 27, 2009. ‡

3.1	Amended and Restated Certificate of Incorporation of Vitamin Shoppe, Inc. ‡ ‡

3.2	Second Amended and Restated By-Laws of Vitamin Shoppe, Inc. ‡ ‡

4.1	Indenture dated as of November 15, 2005, by and among Vitamin Shoppe Industries Inc., VS Holdings, Inc. and VS Direct Inc., as Guarantors, and Wilmington Trust Company, as Trustee. ‡ ‡ ‡

4.2	Registration Rights Agreement dated as of November 15, 2005, by and among Vitamin Shoppe Industries Inc., VS Holdings, Inc. and VS Direct Inc., as Guarantors, and Bear, Stearns & Co. Inc., BNP Paribas Securities Corp., Banc of America Securities LLC, Jefferies & Company, Inc. and Rothschild Inc., as Initial Purchasers. ‡ ‡ ‡

4.3	Form of Second Priority Senior Secured Floating Rate Note due 2012. ‡ ‡ ‡

10.1	Securityholders Agreement, by and among Vitamin Shoppe, Inc. and its securityholders, dated October 27, 2009. ‡

10.2	Loan and Security Agreement, dated as of September 25, 2009, by and among Vitamin Shoppe Industries Inc. and VS Direct Inc. as borrowers, Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) as Guarantor, the Lenders and Issuing Bank from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. ‡ ‡ ‡ ‡

10.3	Intercreditor Agreement Joinder, dated as of September 25, 2009, by JPMorgan Chase Bank, N.A. ‡ ‡ ‡ ‡

10.4	Intellectual Property Security Agreement, dated as of September 25, 2009, by and among Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders. ‡ ‡ ‡ ‡

10.5	Stock Pledge Agreement, dated September 25, 2009 by and between Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) as Pledgor and JPMorgan Chase Bank, N.A. as Pledgee. ‡ ‡ ‡ ‡

10.6	Stock Pledge Agreement, dated September 25, 2009 by and between Vitamin Shoppe Industries Inc. as Pledgor and JPMorgan Chase Bank, N.A. as Pledgee. ‡ ‡ ‡ ‡

10.7	Guarantee of Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated September 25, 2009, of obligations of VS Direct Inc. under the Loan and Security Agreement. ‡ ‡ ‡ ‡

10.8	Guarantee of VS Direct Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated September 25, 2009, of obligations of Vitamin Shoppe Industries Inc. under the Loan and Security Agreement. ‡ ‡ ‡ ‡

10.9	Lease Agreement, dated as of May 2, 2002, between Hartz Mountain Industries, Inc. and Vitamin Shoppe Industries Inc. ‡ ‡ ‡

10.10	Purchase Agreement, dated as of November 1, 2004, between Natures Value, Inc. and Vitamin Shoppe Industries Inc. ‡ ‡ ‡

10.11	Form of Employment Agreement by and among executive officer, VS Parent, Inc., Vitamin Shoppe Industries Inc. and VS Holdings, Inc. § ‡ ‡ ‡

10.12	Form of Indemnification Agreement by and among executive officer, VS Holdings, Inc. and Vitamin Shoppe Industries Inc. § † † †

10.13	Form of Indemnification Agreement by and among director, VS Holdings, Inc. and Vitamin Shoppe Industries Inc. § † † †

10.14	VS Parent, Inc. 2006 Stock Option Plan. § †

10.15	2009 Vitamin Shoppe Equity Incentive Plan, effective as of September 2, 2009. § † †

10.16	Vitamin Shoppe 2010 Employee Stock Purchase Plan, effective December 16, 2009. ❖

10.17	Employment and Non-Competition Agreement, dated as of September 9, 2009, among Richard Markee, VS Parent, Inc., VS Direct, Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. † †

10.18	Amended and Restated Employment and Non-Competition Agreement, dated as of June 12, 2006, by and among Anthony Truesdale, VS Parent, Inc., VS Holdings, Inc. and Vitamin Shoppe Industries Inc. § ‡ ‡ ‡

10.19	Amendment to Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, by and among Anthony Truesdale, VS Parent, Inc., VS Holdings, Inc. and Vitamin Shoppe Industries Inc. § *

10.20	Amendment No. 2 to Employment and Non-Competition Agreement, dated as of September 25, 2009 by and among Anthony Truesdale, VS Parent, Inc., Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.). ‡ ‡ ‡ ‡

10.21	Employment and Non-Competition Agreement, dated as of April 16, 2007, by and among Michael G. Archbold, VS Parent, Inc., VS Holdings, Inc. and Vitamin Shoppe Industries Inc. § * * *

10.22	Amendment to Employment and Non-Competition Agreement, dated as of December 28, 2007, by and among Michael G. Archbold, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc. § ‡ ‡ ‡ ‡

10.23	Amendment No. 2 to Employment and Non-Competition Agreement, dated as of September 25, 2009 by and among Michael G. Archbold, VS Parent, Inc., Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.). ‡ ‡ ‡ ‡

10.24	Fourth Amended and Restated Employment and Non-Competition Agreement, dated as of September 4, 2009, by and among Thomas Tolworthy, VS Parent, Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. † †

10.25	Employment and Non-Competition Agreement, dated as of January 15, 2007, by and among Louis H. Weiss, VS Parent, Inc., VS Holdings, Inc., VS Direct, Inc., and Vitamin Shoppe Industries, Inc. § * *

10.26	Amendment to Employment and Non-Competition Agreement, dated as of December 28, 2007, by and among Louis H. Weiss, VS Parent, Inc., VS Holdings, Inc., VS Direct, Inc. and Vitamin Shoppe Industries Inc. § *

10.27	Amendment to Employment Agreement, dated as of June 12, 2006, by and among Cosmo La Forgia, VS Parent, Inc., Vitamin Shoppe Industries Inc. and VS Holdings, Inc. § ‡ ‡ ‡

10.28	Second Amendment to Employment Agreement, dated as of December 28, 2007, by and among Cosmo La Forgia, VS Parent, Inc., Vitamin Shoppe Industries Inc. and VS Holdings, Inc. § *

10.29	Third Amendment to Employment Agreement, dated as of March 6, 2008, by and among Cosmo La Forgia, VS Parent, Inc., Vitamin Shoppe Industries Inc. and VS Holdings, Inc. § *

21.1	Subsidiaries of the Registrant. ‡ ‡ ‡

23.1	Consent of Independent Registered Public Accounting Firm. ❖

31.1	Certification of Richard L. Markee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ❖

31.2	Certification of Michael G. Archbold pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ❖

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. ❖

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. ❖

❖	Filed herewith.
‡	Incorporated by reference to our Current Report on Form 8-K, filed on November 2, 2009 (File No. 001-34507).
‡‡	Incorporated by reference to our Form 10-Q/A, filed on November 13,2009 (File No. 001-34507).
‡‡‡	Incorporated by reference to Registration Statement No. 333-134983 on Form S-4 filed on June 13, 2006, as amended (File No. 333-134983-2).
‡‡‡‡	Incorporated by reference to our Current Report on Form 8-K, filed on September 30, 2009 (File No. 001-34507).
*	Incorporated by reference to our Annual report on Form 10-K for the Fiscal year ended December 29, 2007, filed on March 28, 2008.
**	Incorporated by reference to our Current Report on Form 8-K, filed on January 16, 2007. (File No. 001-34507).
***	Incorporated by reference to our Current Report on Form 8-K, filed on April 19, 2007. (File No. 001-34507).
†	Incorporated by reference to Amendment No. 5 to our Registration Statement on Form S-1, filed on October 22, 2009 (File No. 333-160756).
††	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1, filed on September 22, 2009 (File No. 333-160756).
†††	Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1, filed on October 14, 2009 (File No. 333-160756).
§	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2010.

VITAMIN SHOPPE, INC.

By:	/S/ RICHARD L. MARKEE
Richard L. Markee
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/S/ RICHARD L. MARKEE	Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)	March 17, 2010
Richard L. Markee

By:	/S/ MICHAEL G. ARCHBOLD	Chief Financial Officer and Chief Operating Officer	March 17, 2010
	Michael G. Archbold	(Principal Financial and Accounting Officer)

By:	/S/ B. MICHAEL BECKER	Director	March 17, 2010
B. Michael Becker

By	/S/ CATHERINE BUGGELN	Director	March 17, 2010
Catherine Buggeln

By:	/S/ JOHN H. EDMONDSON	Director	March 17, 2010
John H. Edmondson

By:	/S/ DAVID H. EDWAB	Director	March 17, 2010
David H. Edwab

By:	/S/ JOHN D. HOWARD	Director	March 17, 2010
John D. Howard

By:	/S/ DOUGLAS R. KORN	Director	March 17, 2010
Douglas R. Korn

By:	/S/ RICHARD L. PERKAL	Director	March 17, 2010
Richard L. Perkal

By:	/S/ BETH M. PRITCHARD	Director	March 17, 2010
Beth M. Pritchard

By:	/S/ KATHERINE SAVITT-LENNON	Director	March 17, 2010
Katherine Savitt-Lennon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vitamin Shoppe, Inc.

North Bergen, New Jersey

We have audited the accompanying consolidated balance sheets of Vitamin Shoppe, Inc. (formerly VS Holdings, Inc.) and Subsidiary (the “Company”) as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 26, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vitamin Shoppe, Inc. and Subsidiary as of December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 16, 2010

PART I. FINANCIAL INFORMATION

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 26, 2009	December 27, 2008
ASSETS

Current assets:
Cash and cash equivalents	$8,797	$1,623
Inventories	106,091	106,891
Prepaid expenses and other current assets	13,401	13,005
Deferred income taxes	5,145	4,750

Total current assets	133,434	126,269
Property and equipment, net	83,960	82,989
Goodwill	177,248	177,248
Other intangibles, net	70,356	71,088
Other assets:
Deferred financing fees, net of accumulated amortization of $2,856 and $3,536, respectively	2,384	4,097
Other	1,875	2,014

Total other assets	4,259	6,111

Total assets	$469,257	$463,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$—
Current portion of capital lease obligations	1,537	1,111
Revolving credit facility	—	17,000
Accounts payable	25,075	24,348
Deferred sales	14,386	13,039
Accrued salaries and related expenses	7,551	5,454
Other accrued expenses	14,469	13,032

Total current liabilities	83,018	73,984
Long-term debt	100,106	165,000
Capital lease obligations, net of current portion	2,303	3,271
Deferred income taxes	19,945	23,363
Other long-term liabilities	4,766	8,721
Deferred rent	24,768	20,883

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.01 par value; no shares issued and outstanding at December 26, 2009; 500,000 shares authorized and 79,502 Series A Shares issued and outstanding at December 27, 2008 (aggregate liquidation preference $128,844)	—	1
Common stock, $0.01 par value; 400,000,000 shares authorized, 26,750,423 shares issued and outstanding at December 26, 2009, and 20,471,966 shares authorized, 14,175,906 shares issued and outstanding at December 27, 2008	268	142
Additional paid-in capital	210,359	154,848
Warrants	—	5,666
Note receivable due from officer	—	(1,500)
Accumulated other comprehensive loss	(882)	(2,614)
Retained earnings	24,606	11,940

Total stockholders’ equity	234,351	168,483

Total liabilities and stockholders’ equity	$469,257	$463,705

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007

Net sales	$674,495	$601,540	$537,872
Cost of goods sold	457,573	405,659	360,346

Gross profit	216,922	195,881	177,526
Selling, general and administrative expenses	173,144	158,713	143,544
Related party expenses	2,446	1,523	1,365

Income from operations	41,332	35,645	32,617
Loss on extinguishment of debt	2,016	—	—
Interest income	(43)	(116)	(295)
Interest expense	18,679	21,253	22,340

Interest expense, net	18,636	21,137	22,045

Income before provision for income taxes	20,680	14,508	10,572
Provision for income taxes	8,014	6,341	3,792

Net income	12,666	8,167	6,780

Preferred stock dividends in arrears	7,692	9,279	9,105

Net income (loss) available to common stockholders	$4,974	$(1,112)	$(2,325)

Weighted average shares outstanding
Basic	16,238,338	14,175,906	14,175,906
Diluted	17,748,371	14,175,906	14,175,906
Net income (loss) per share
Basic	$0.31	$(0.08)	$(0.16)
Diluted	$0.28	$(0.08)	$(0.16)

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock
	Series A		Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid-In Capital	Warrants	Note Receivable Due from Officer	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total
Balance at December 30, 2006	79,860	$1	14,175,906	$142	$151,495	$5,666	$(1,500)	$478	$(2,766)	$153,516
Net income	—	—	—	—	—	—	—	—	6,780	6,780
Interest rate swap, net of taxes of $1.1 million	—	—	—	—	—	—	—	(1,828)	—	(1,828)

Total Comprehensive Income										4,952
Equity compensation	—	—	—	—	1,562	—	—	—	—	1,562
Adoption of accounting for uncertain tax positions	—	—	—	—	—	—	—	—	(241)	(241)

Balance at December 29, 2007	79,860	1	14,175,906	142	153,057	5,666	(1,500)	(1,350)	3,773	159,789
Net income	—	—	—	—	—	—	—	—	8,167	8,167
Interest rate swap, net of taxes of $0.8 million	—	—	—	—	—	—	—	(1,264)	—	(1,264)

Total Comprehensive Income										6,903
Equity compensation	—	—	—	—	2,352	—	—	—	—	2,352
Redemption of preferred shares	(358)	—	—	—	(561)	—	—	—	—	(561)

Balance at December 27, 2008	79,502	1	14,175,906	142	154,848	5,666	(1,500)	(2,614)	11,940	168,483
Net income	—	—	—	—	—	—	—	—	12,666	12,666
Interest rate swap, net of taxes of $1.2 million	—	—	—	—	—	—	—	1,732	—	1,732

Total Comprehensive Income										14,398
Extinguishment of officers’ note	(634)	—	(140,507)	—	(1,837)	—	1,500	—	—	(337)
Equity compensation	—	—	—	—	3,040	—	—	—	—	3,040
Issuance of restricted shares	—	—	90,557	1	—	—	—	—	—	—
Issuance of common stock	—	—	49,950	—	755	—	—	—	—	755
Issuance of common stock during offering, net*	(36,969)	—	12,486,920	124	125,051	(5,666)	—	—	—	119,509
Redemption of preferred shares	(41,899)	—	—	—	(72,535)	—	—	—	—	(72,535)
Exercise of stock options	—	—	87,597	1	685	—	—	—	—	686
Tax benefits on exercise of stock options	—	—	—	—	352	—	—	—	—	352

Balance at December 26, 2009	—	—	26,750,423	$268	$210,359	$—	$—	$(882)	$24,606	$234,351

*	Includes conversion of preferred shares and warrants.

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007

Cash flows from operating activities:
Net income	$12,666	$8,167	$6,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	21,095	17,483	14,882
Amortization of deferred financing fees	1,227	1,168	1,162
Loss on extinguishment of debt, net of premium on Note redemption	1,568	—	—
Loss on disposal of fixed assets	130	79	80
Amortization of unrealized loss on terminated swap	565	—	—
Deferred income taxes	(4,995)	695	2,255
Deferred rent	3,041	3,447	2,207
Equity compensation expense	3,040	2,352	1,562
Tax benefits on exercises of stock options	(352)
Changes in operating assets and liabilities:
Inventories	800	(9,082)	(15,634)
Prepaid expenses and other current assets	800	74	(803)
Other non-current assets	(217)	(95)	628
Accounts payable	1,336	(10,908)	8,677
Accrued expenses and other current liabilities	4,900	5,644	(1,522)
Other long-term liabilities	(2,170)	564	344

Net cash provided by operating activities	43,434	19,588	20,618

Cash flows from investing activities:
Capital expenditures	(21,244)	(31,895)	(14,074)
Trademarks and other intangible assets	(37)	(3,494)	(18)

Net cash used in investing activities	(21,281)	(35,389)	(14,092)

Cash flows from financing activities:
Borrowings under revolving credit agreement	8,594	20,000	4,000
Repayment of borrowings under revolving credit agreement	(25,594)	(3,000)	(10,500)
Payments of capital lease obligation	(1,334)	(468)	—
Redemption of long term debt (Notes)	(44,894)	—	—
Redemption of preferred shares	(72,535)	(561)	—
Proceeds from issuance of common stock	755	—	—
Proceeds from issuance of common stock during offering, net	121,209	—	—
Payments for expenses related to the offering	(1,700)	—	—
Proceeds from exercises of common stock options	686	—	—
Tax benefits on exercises of stock options	352	—	—
Deferred financing fees	(518)	—	(45)

Net cash (used in) provided by financing activities	(14,979)	15,971	(6,545)

Net increase (decrease) in cash and cash equivalents	7,174	170	(19)
Cash and cash equivalents beginning of year	1,623	1,453	1,472

Cash and cash equivalents end of year	$8,797	$1,623	$1,453

Supplemental disclosures of cash flow information:
Interest paid	$17,279	$20,386	$21,895
Income taxes paid	$11,258	$5,919	$752

Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$1,525	$2,134	$2,227
Assets acquired under capital lease	$792	$4,850	$—

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Vitamin Shoppe, Inc. (“VSI”), formerly VS Holdings, Inc., is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “Industries”) and Industries’ wholly-owned subsidiary, VS Direct Inc. (“Direct,” and, together with Industries and VSI, the “Company”), is a leading specialty retailer and direct marketer of nutritional products. Sales of both national brands and proprietary brands of vitamins, minerals, nutritional supplements, herbs, sports nutrition formulas, homeopathic remedies and other health and beauty aids are made through VSI-owned retail stores, the Internet and mail order catalogs to customers located primarily in the United States. VSI operates from its headquarters in North Bergen, New Jersey.

For all periods presented, share and per share information in these consolidated financial statements and the notes hereto have been adjusted to reflect the Company’s approximately 1.8611-for-one stock split effective on October 27, 2009, described in Note 2- Reorganization and Initial Public Offering, below. In addition, as the merger discussed below was between entities under common control, the consolidated financial statements for all years presented reflect the activity and balances of the merged company described in Note 2, as if the merger had occurred prior to December 31, 2006.

The consolidated financial statements for the fiscal years ended December 26, 2009, December 27, 2008, and December 29, 2007 include the accounts of VSI, Industries and Direct. All significant intercompany transactions have been eliminated.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-week period ending the last Saturday in December. Fiscal 2009 is a 52-week period ended December 26, 2009, Fiscal 2008 is a 52-week period ended December 27, 2008, and Fiscal 2007 is a 52-week period ended December 29, 2007.

2. Reorganization and Initial Public Offering

On October 27, 2009, VS Parent, Inc. merged into VS Holdings, Inc., with VS Holdings being renamed, as Vitamin Shoppe, Inc (the “Merger”). All common shares and warrants previously issued by VS Parent, Inc., were converted to common shares of Vitamin Shoppe, Inc., at approximately a 1.8611-for-one split, resulting in 14,085,349 common shares and 1,055,540 warrants issued and outstanding at October 27, 2009. In addition 78,868 preferred shares were converted to preferred shares of Vitamin Shoppe, Inc. Also in connection with the Merger, a note receivable of $1.5 million from the Company’s former chief executive officer, which was accounted for as a separate component of VS Parent, Inc.’s stockholders’ equity, along with accrued interest of $0.3 million, was extinguished. As consideration for extinguishment of the note and accrued interest, 140,507 common shares (after taking into effect the stock split) and 634 preferred shares of VS Parent, Inc., which were held by the Company’s former chief executive officer to whom the note was extended, were surrendered. The common shares were surrendered at their acquisition cost and the preferred shares were surrendered in satisfaction of the remaining balance on the note.

As a result of the Merger, the following balance sheet items of VS Parent, Inc., at October 27, 2009, were combined into Vitamin Shoppe, Inc: accrued expenses of $16,000, additional paid-in capital of $773,000, and an accumulated deficit of $154,000. In addition, due from/to affiliate balances were combined in and reclassified to intercompany accounts where they were eliminated upon consolidation.

On November 2, 2009, the Company completed an initial public offering (“IPO”), issuing 7,666,667 new common shares in connection with the IPO, at a price of $17 per share, resulting in net proceeds from the offering of approximately $121.2 million, net of underwriters commissions. Other fees associated with the IPO amounted to approximately $1.7 million, which were offset against the proceeds of the IPO. In connection with the IPO, 36,969 preferred shares previously held by VS Parent Inc., along with accumulated dividends in arrears, were converted into 3,764,720 common shares of Vitamin Shoppe, Inc., with the remaining 41,899 preferred shares being redeemed for cash of approximately $72.5 million.

In addition, certain designated proceeds of the IPO were used to redeem $44.9 million in aggregate principal of the Company’s Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”) along with a premium on the Notes of approximately $0.4 million, which reduced the outstanding balance of the Notes from $165.0 million to approximately $120.1 million. In connection with the redemption of the Notes, approximately $0.7 million of deferred financing fees and $0.6 million of unrecognized losses related to a terminated interest rate swap along with the aforementioned premium were expensed in the fourth fiscal quarter of 2009.

On November 2, 2009, in connection with the IPO, the Company’s management agreement with IPC Manager II, LLC was terminated. A termination fee of approximately $0.8 million was paid and expensed in the fourth fiscal quarter of 2009. There are no obligations remaining under the agreement as of November 2, 2009.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventories—Inventories, which are comprised solely of finished goods, are stated at the lower of cost or market value. Cost is determined using the moving weighted average method. Finished goods inventory includes the cost of labor and overhead required to package products. In addition, the cost of inventory is reduced by purchase discounts and allowances received from certain of our vendors. The Company estimates losses for excess and/or obsolete inventory and the net realizable value of inventory based on when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products consideration is given to such factors as the amount of inventory on hand, the remaining shelf life, current and expected market conditions, historical trends and the likelihood of recovering the inventory costs based on anticipated demand. The following table details the activity and balances for the Company’s reserve for obsolete inventory at December 26, 2009, December 27, 2008, and December 29, 2007 (in thousands):

	Balance Beginning of Year	Amounts Charged to Cost of Goods Sold	Write-Offs Against Reserves	Balance at End of Year
Obsolescence Reserves:
Year Ended December 26, 2009	$1,389.1	$1,985.6	$(2,008.0)	$1,366.7
Year Ended December 27, 2008	1,252.8	1,929.3	(1,793.0)	1,389.1
Year Ended December 29, 2007	1,315.6	1,334.0	(1,396.8)	1,252.8

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impairment of Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. If the undiscounted future cash flows are not adequate to recover the carrying value of the asset, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. For all periods presented, there were no impairments recognized.

Goodwill and Other Intangibles—Goodwill is not amortized but is reviewed for impairment at least annually, in the fourth quarter of each year, or whenever impairment indicators exist. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Goodwill is tested for impairment at the reporting unit level (the Company’s operating segments). Impairment tests involve calculating the fair value of both reporting units using the discounted cash flow analysis method and the market multiples method which is used primarily for additional validation of the value calculated. Both of these valuation methods require certain assumptions and estimates be made by the Company regarding certain industry trends and future profitability. It is the Company’s policy to conduct goodwill impairment testing from information based on the most current business projections, which include projected future revenues and cash flows. The cash flows utilized in the discounted cash flow analysis are based on five-year financial forecasts developed internally by management. Cash flows for each reporting unit are discounted using an internally derived weighted average cost of capital which reflects the costs of borrowing for the funding of each unit as well as the risk associated with the units themselves. If the carrying amount of a reporting unit exceeds its fair value, the Company would compare the implied fair value of the reporting unit goodwill with its carrying value. To compute the implied fair value, the Company would assign the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. To the extent that the implied fair value associated with the goodwill and indefinite-lived intangible assets is less than the recorded value, this would result in a write down of the carrying value of the asset. Impairment tests between annual tests may be undertaken if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The valuation of the goodwill and indefinite-lived intangible assets is affected by, among other things, the Company’s projections for the future and estimated results of future operations. Changes in the business plan or operating results that are different than the estimates used to develop the valuation of the assets may impact these valuations. Intangible assets with indefinite lives are not amortized but are reviewed for impairment annually or more frequently if circumstances indicate a possible impairment may have occurred. For those intangible assets which have definite lives, the Company amortizes their cost on a straight-line basis over their estimated useful lives which are various periods based on their contractual terms.

Insurance Liabilities—Based on the Company’s assessment of risk and cost efficiency, the Company purchases insurance policies to provide for workers’ compensation, general liability, and property losses, as well as director’s and officer’s liability. Effective January 1, 2006, the Company self insures its employee medical benefits, up to a certain limit on individual claims. At December 26, 2009 and December 27, 2008, the accruals for claims incurred but not reported amounted to $1.2 million and $0.9 million, respectively.

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

Deferred Financing Fees—The Company capitalizes costs directly associated with acquiring third-party financing. Deferred financing fees are included in other assets and are amortized as interest expense over the term of the related indebtedness.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition—The Company recognizes revenue, net of sales returns and deferred sales, when merchandise is sold “over-the-counter” in retail stores or upon delivery to a direct customer. In addition, shipping fees billed to customers are classified as sales. To arrive at net sales, gross sales are reduced by actual customer returns and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The following table details the activity and balances of the sales return reserves at December 26, 2009, December 27, 2008 and December 29, 2007 (in thousands):

	Balance Beginning of Year	Amounts Charged to Sales	Write-Offs/Recoveries Against Reserves	Balance at End of Year
Sales return reserves:
Year Ended December 26, 2009	$102.8	$12,602.2	$(12,580.0)	$125.0
Year Ended December 27, 2008	119.9	10,739.0	(10,756.1)	102.8
Year Ended December 29, 2007	112.5	9,973.5	(9,966.1)	119.9

Cost of Goods Sold—The Company includes the cost of inventory sold, costs of warehousing and distribution and store occupancy costs in cost of goods sold. Warehousing and distribution costs include freight on internally transferred merchandise as well as for shipments to direct customers, rent for the distribution center and costs associated with our buying department and distribution facility, including payroll, which are capitalized into inventory and then expensed as merchandise is sold. Store occupancy costs include rent, common area maintenance, real estate taxes, repairs and maintenance, insurance and utilities.

Frequent Buyer Program—The Company has a frequent buyer program (“Healthy Awards Program”), whereby customers earn points toward free merchandise based on the volume of purchases. Points are earned each calendar year and must be redeemed within the first three months of the following year or they expire. Sales are deferred at the time points are earned based on the value of points that are projected to be redeemed, which are based on historical redemption data. The Company records a liability for points earned within the current period. This is reported as a reduction of sales with a liability recorded as “deferred sales” on the consolidated balance sheet.

Store Pre-opening Costs—Costs associated with the opening of new retail stores and start up activities are expensed as incurred.

Advertising Costs—Costs associated with the production and distribution of the Company’s monthly and quarterly catalogs are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Advertising expense was $12.8 million, $13.2 million and $13.7 million for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

Online Marketing Arrangements—The Company has entered into online marketing arrangements with various online companies. These agreements are established for periods of 24 months, 12 months or, in some cases, a lesser period and generally provide for compensation based on revenue sharing upon the attainment of stipulated revenue amounts or based on the number of visitors that the online company refers to the Company. The Company had no fixed payment contracts during Fiscal 2009, Fiscal 2008 and Fiscal 2007.

Research and Development Costs—Research and development costs are expensed as incurred and recorded in selling, general and administrative expenses in our consolidated statements of operations. The Company incurred $1.5 million, $1.4 million, and $1.6 million of research and development expense for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively.

Income Taxes—Deferred income tax assets and liabilities are recorded in accordance with the liability method. Deferred income taxes have been provided for temporary differences between the tax bases and financial reporting bases of the Company’s assets and liabilities using the tax rates and laws in effect for the periods in which the differences are expected to reverse.

Effective December 31, 2006, the Company adopted the provisions of a new pronouncement issued by the Financial Accounting Standards Board (“FASB”) relating to uncertain tax positions. Such literature provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with this guidance, the Company recognized an adjustment of $2.7 million, increasing the liability for uncertain tax positions, and interest, and reducing the December 31, 2006 balance of retained earnings by $0.2 million as well as increasing the balance of goodwill by $1.4 million. See Note 7 for a further discussion.

Prior to Fiscal 2007 and the adoption of these provisions, the Company recognized the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on the Company’s income tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The tax positions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments for those positions. Interest expense and penalties payable to relevant tax authorities are recorded as a component of income tax expense.

Comprehensive Income—Comprehensive income represents net income plus the results of certain non-stockholders’ equity changes not reflected in the statement of operations. The amounts recorded in accumulated other comprehensive loss represent the fair value of an interest rate swap at December 27, 2008, and the unamortized residual value of that swap at December 26, 2009, which represents the fair value of the swap at its termination during September 2009, net of amortization.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Policy—The Company has used interest rate swaps as cash flow hedges to manage exposure to fluctuating interest rates on the Company’s debt. In accordance with hedge accounting derivative instruments are reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings in other comprehensive income (loss), depending on whether the derivative is designated as a hedge and if so whether it is effective as a hedge. Gains or losses on derivative instruments reported in other comprehensive income (loss) must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period.

On the date a derivative contract is entered into, a qualifying derivative is required to be designated as (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), or (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to the asset or liability (cash flow hedge). At the inception of the hedging relationship, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the consolidated balance sheet at fair value in other long-term assets or other long-term liabilities. Both at inception of the hedge and quarterly thereafter, the Company performs an assessment to determine whether the derivatives that are used in hedging transactions are expected to be highly effective in offsetting changes in the cash flows of the hedged item.

The effective portion of the changes in fair value of the Company’s interest rate swap, which is designated as a cash flow hedge, is recorded in accumulated other comprehensive income (loss), net of tax. The ineffective portion of the change in fair value is recorded as a component of interest expense. Changes in fair value are estimated by management quarterly, based on dealer quotes.

The Company entered into an interest rate swap during December 2005 on a portion of its Notes, which was designated as a cash flow hedge. The interest rate swap had a maturity date of November 2010, and was terminated on September 25, 2009, at a cost of $2.6 million (its then fair market value). The swap’s fair market value of ($4.4) million at December 27, 2008 is recorded in other long-term liabilities on the consolidated balance sheets as of that date. The unamortized residual unrecognized loss of the interest rate swap resulting from the termination is recorded in accumulated other comprehensive loss in the amount of $0.9 million along with related deferred taxes of $0.6 million at December 26, 2009. The amounts in both accumulated comprehensive income and deferred tax assets relating to the unrecognized loss will amortize through Fiscal 2010 and be charged as a component of interest expense.

Concentrations of Credit Risk—The Company’s customers are consumers who purchase products at the Company’s retail stores, through the Company’s websites and mail-order services. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable from credit card processors. As of December 26, 2009, there were no significant concentrations of accounts receivable, or related credit risks. Accounts receivable from credit card processors, included in prepaid expenses and other current assets on the consolidated balance sheets, totaled $4.5 million at December 26, 2009 and $3.8 million at December 27, 2008.

Nature’s Value, Inc. is the only supplier from whom the Company purchased at least 5% of its merchandise during Fiscal 2009, 2008 and 2007. The Company purchased approximately 6%, 7%, and 10% of its total merchandise from Nature’s Value, Inc. in Fiscal 2009, 2008, and 2007, respectively.

Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period, net of anticipated forfeitures. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected volatility is based on the volatility levels over the past 6.25 and 4.81 years (our holding periods) depending on the grant, from the average volatility of similar actively traded companies. Generally, the expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, and in certain instances contractual terms of 7.5 years, resulting in 6.25 years and 4.81 years, respectively. The simplified method was chosen as a means to determine the Company’s holding period as prior to November 2009 there was no historical option exercise experience due to the Company being privately held. As of December 26, 2009 there is insufficient information due to the Company being a new publicly owned company. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips.

Compensation expense attributable to stock-based compensation for Fiscal 2009 was approximately $3.0 million, for Fiscal 2008 was approximately $2.4 million and for Fiscal 2007 was approximately $1.6 million. The weighted average grant date fair value for grants was $7.70, $7.92 and $7.04 for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. As of December 26, 2009, the remaining unrecognized stock-based compensation expense for non-vested stock options and restricted shares to be expensed in future periods is $8.4 million, and the related weighted-average period over which it is expected to be recognized is 3.1 years. There were 2,625,589 and 1,243,391 vested and non-vested outstanding options, respectively, at December 26, 2009. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the plan inception in Fiscal 2002. The estimated value of future forfeitures as of December 26, 2009 is approximately $0.5 million.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company previously accounted for stock options under Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), using the intrinsic value method. The FASB permits companies to adopt its requirements using various methods. The Company adopted the prospective method for all stock option grants issued prior to December 31, 2005. Subsequent to December 31, 2005, under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes applied the new fair value measurement requirements prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards as allowed by the prospective method. As such, no stock-based compensation costs were reflected in net income for those stock option grants issued prior to the adoption of the provisions of fair value accounting for equity shares, as the Company was not required to do so under the previous guidance nor under the new guidance.

The following table represents assumptions used to estimate the fair value of options:

	Fiscal Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Expected dividend yield	0.0%	0.0%	0.0%
Volatility factor	49.1%	47.9%	51.8%
Weighted average risk-free interest rate	2.8%	3.2%	4.5%
Expected life of option	5.37 years	6.25 years	6.25 years

Net Income Per Share—The Company’s basic net income per share excludes the dilutive effect of stock options, warrants and unvested restricted shares. It is based upon the weighted average number of common shares outstanding during the period divided into net income (loss) after deducting accumulated dividends on the Company’s Series A Preferred Stock, up until such time the preferred shares were either liquidated or converted to common shares.

Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, warrants and unvested restricted shares are included as potential dilutive securities for the periods applicable.

For the purposes of basic and diluted net income per share, as a result of the merger on October 27, 2009, weighted average shares outstanding for purposes of presenting net income per share on a comparative basis were retroactively restated for all periods presented based on a approximately a 1.8611-for-one split at the time of the merger.

The computation of basic net income per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income per share assumes the foregoing and the exercise of stock options and warrants, as well as vesting of restricted shares, using the treasury stock method to the extent dilutive.

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Numerator:
Net income (loss) available to common stockholders	$4,974	$(1,112)	$(2,325)

Denominator:
Basic weighted average common shares outstanding	16,238,338	14,175,906	14,175,906
Diluted weighted average common shares outstanding	17,748,371	14,175,906	14,175,906

Basic net income (loss) per common share	$0.31	$(0.08)	$(0.16)

Diluted net income (loss) per common share	$0.28	$(0.08)	$(0.16)

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options for the fiscal year ended December 26, 2009 for 522,363 shares have been excluded from the above calculation as they were anti-dilutive. Stock options and warrants for the fiscal years ended December 27, 2008 and December 29, 2007 have been excluded from the above calculation as they were anti-dilutive.

Recent Accounting Pronouncements—The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information

4. Goodwill and Intangible Assets

The Company acquired $88.0 million of intangible assets and recorded $177.2 million of goodwill in connection with an acquisition completed in Fiscal 2002. The Company also acquired $3.0 million of intangible assets related to an asset purchase in the first quarter of Fiscal 2008, comprised primarily of operating leases, and $0.5 million of intangible assets related to an asset purchase completed in the second quarter of Fiscal 2008, which was primarily attributable to the acquisition of a tradename. Other intangible assets relating to the asset purchases which occurred in the first and second quarters of Fiscal 2008 include customer lists and non-compete agreements.

The following table discloses the carrying value of all intangible assets (in thousands):

	December 26, 2009			December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Intangibles related to asset purchases	$3,000	$1,398	$1,602	$3,000	$629	$2,371
Tradenames	68,754	—	68,754	68,717	—	68,717
Goodwill	177,248	—	177,248	177,248	—	177,248

	$249,002	$1,398	$247,604	$248,965	$629	$248,336

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible amortization expense for Fiscal 2009 and Fiscal 2008 was $0.8 million and $0.6 million, respectively. There was no amortization expense in Fiscal 2007. Tradenames are not amortized, as they are determined to be intangible assets with indefinite lives. The annual impairment tests for Goodwill and Tradenames were performed during the fourth quarter of Fiscal 2009 and neither asset was found to be impaired. The useful lives of the Company’s definite-lived intangibles assets is between 1 to 7 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at December 26, 2009, is as follows (in thousands):

Fiscal 2010	$727
Fiscal 2011	553
Fiscal 2012	128
Fiscal 2013	128
Fiscal 2014	66

$1,602

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	As of
	December 26, 2009	December 27, 2008

Furniture, fixtures and equipment	$99,215	$87,491
Leasehold improvements	95,897	83,242
Website development costs	11,014	11,179

	206,126	181,912
Less: accumulated depreciation and amortization	(123,123)	(103,243)

Subtotal	83,003	78,669
Construction in progress	957	4,320

	$83,960	$82,989

Depreciation and amortization expense on property and equipment for the fiscal years ended December 26, 2009, December 27, 2008, and December 29, 2007 was approximately $20.3 million, $16.9 million and $14.9 million, respectively. Depreciation and amortization expense is included in selling, general and administrative expense in the Company’s consolidated statements of operations. Assets held under capital leases, which are classified under furniture, fixtures and equipment, were $4.2 million, net of accumulated amortization of $2.9 million, at December 26, 2009, and $4.4 million, net of accumulated amortization of $1.8 million, at December 27, 2008.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Credit Arrangements

Debt consists of the following (in thousands):

	As of
	December 26, 2009	December 27, 2008

Revolving Credit Facility	$—	$17,000

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$120,106	$165,000

2005 Second Priority Senior Secured Floating Rate Notes

During December 2009, the Company repurchased approximately $44.9 million of its Notes at a premium of $0.4 million. Interest on the Notes is set at a per annum rate equal to a three month LIBOR plus 7.5%, which is reset quarterly on February 15, May 15, August 15 and November 15 of each year. The combined weighted average interest rate before the impact of our hedging activities from December 28, 2008 through December 26, 2009 was 8.45%, and from December 30, 2007 through December 27, 2008 was 10.46%. The Notes will mature on November 15, 2012. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the applicable interest rate on the Notes. If Industries cannot make payments on the Notes when they are due, VSI and Industries’ only subsidiary, Direct (collectively, the “Guarantors”), have guaranteed the Notes and must make payments instead. The Notes and the guarantees are secured by a second priority security interest in substantially all of Industries’ and the Guarantors’ assets that secure Industries’ new first priority senior secured credit facility. The Notes and the guarantees are Industries’, and the Guarantors’ second priority senior secured obligations, and rank equally in right of payment with all of Industries’ and the Guarantors’ existing and future senior indebtedness and senior to all of Industries’ and the Guarantors’ existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of Industries’ and the Guarantors’ first priority senior secured indebtedness, including Industries’ new first priority senior secured credit facility, to the extent of the collateral securing such indebtedness. If Industries sells certain assets, issues equity or experiences specific kinds of changes in control, Industries must offer to repurchase the Notes. Since November 15, 2007, Industries has had the option to redeem some or all of the Notes. Industries used the proceeds from the sale of the Notes to repay all of its and VSI’s existing indebtedness and to pay related fees and expenses.

Revolving Credit Facility

On November 15, 2005, the Company entered into a $50.0 million senior secured revolving credit facility, which was terminated on September 25, 2009, resulting in a loss on extinguishment of debt of approximately $0.3 million. The largest amount borrowed at any given point during the period ended September 25, 2009 was $17.0 million.

2009 Revolving Credit Facility

On September 25, 2009, the Company entered into a new revolving credit facility (the “2009 Revolving Credit Facility”), and simultaneously terminated its existing credit facility. The terms of the 2009 Revolving Credit Facility extend through September, 2013, and allow the Company to borrow up to $50.0 million subject to the terms of the facility. Similar to the Company’s previous credit facility, the availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Vitamin Shoppe Industries Inc. and VS Direct Inc. The obligations thereunder are secured by a security interest in substantially all of the assets of Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc. VS Direct Inc. and Vitamin Shoppe, Inc. provided guarantees in respect of the Company’s obligations under the 2009 Revolving Credit Facility, and Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. have provided guarantees in respect of VS Direct Inc.’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Vitamin Shoppe Industries Inc., Vitamin Shoppe, Inc. and VS Direct Inc. The 2009 Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities can be entered into. The 2009 Revolving Credit Facility has a maturity date of September 2013. However, if, not amended, the 2009 Revolving Credit Facility may terminate at August 15, 2012, if, prior to such date, a significant portion of the Notes has not been redeemed, as, at that date, the facility requires that the sum of all amounts owed under the Notes must be less than the sum of the Company’s cash and cash equivalents plus excess availability (as defined under the 2009 Revolving Credit Facility), subject to certain limitations. The largest amount borrowed at any given point during Fiscal 2009 was $8.6 million. The unused available line of credit under the 2009 Revolving Credit Facility at December 26, 2009 was $49.4 million. As of January 17, 2010, the available balance was decreased by $20.0 million due to the funding of the redemption of a portion of the Notes.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The combined weighted average interest rate for both the 2009 and terminated revolving credit lines from December 27, 2008 through December 26, 2009 was 2.51%. The weighted average interest rate for the terminated revolving credit line from December 30, 2007 through December 27, 2008 was 4.06%.

Scheduled maturities of borrowings as of December 26, 2009, are as follows (in thousands):

Year	The Notes
2010*	$20,000
2011	—
2012	100,106

$120,106

*	$20.0 million of the Notes was classified as short term due to the tender offer made during December 2009 for the redemption of that portion of the Notes.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net interest expense for Fiscal 2009, 2008 and 2007 consists of the following (in thousands):

	Fiscal Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Interest on the Notes	$16,681	$19,404	$20,473
Amortization of deferred financing fees	1,227	1,168	1,162
Interest on revolving credit facilities and other	771	681	705
Interest income	(43)	(116)	(295)

	$18,636	$21,137	$22,045

Capital Leases

The Company leases certain computer equipment under capital leases, which expire between Fiscal 2010 and Fiscal 2012. The following is a schedule of the future minimum lease payments under capital leases as of December 26, 2009 (in thousands):

Fiscal 2010	$1,753
Fiscal 2011	1,597
Fiscal 2012	838

Total	4,188
Less amount representing interest	348

Present value of minimum lease payments	3,840
Less current portion of capital lease obligation	1,537

$2,303

7. Income Taxes

The provision for income taxes for Fiscal 2009, Fiscal 2008 and Fiscal 2007 consists of the following (in thousands):

	Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007

Current:
Federal	$10,469	$3,297	$267
State	2,540	2,349	1,270

Total current	13,009	5,646	1,537

Deferred:
Federal	(4,051)	1,003	2,808
State	(944)	(308)	(553)

Total deferred	(4,995)	695	2,255

Provision for income taxes	$8,014	$6,341	$3,792

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory Federal income tax rate and effective rate of the provision for income taxes is as follows:

	Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	4.1%	2.6%	2.0%
Impact of state tax rate changes on prior period items	0.0%	0.0%	(2.8)%
Adjustments for uncertain tax positions	(1.6)%	3.1%	1.8%
Valuation allowance	0.0%	0.0%	0.4%
Other	1.3%	2.9%	(0.5)%

Effective tax rate	38.8%	43.6%	35.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 26, 2009 and December 27, 2008 are as follows (in thousands):

	As of
	December 26, 2009	December 27, 2008

Deferred tax assets:
Net operating loss carryforward	$883	$1,004
Deferred rent	8,715	7,351
Tenant allowance	996	846
Deferred sales	3,115	2,789
Organizational costs	31	35
Inventory	2,511	2,223
Other comprehensive income	555	1,737
Equity compensation expense	3,279	1,946
Other	1,877	956

	21,962	18,887
Valuation allowance	(883)	(883)

Deferred tax assets	21,079	18,004

Deferred tax liabilities:
Trade name	(27,696)	(27,858)
Accumulated depreciation	(6,981)	(7,671)
Prepaid expenses	(1,202)	(1,088)

Deferred tax liabilities	(35,879)	(36,617)

Net deferred tax liability	$(14,800)	$(18,613)

Amounts recognized in the consolidated balance sheets consist of:
Deferred tax assets - current	$5,145	$4,750
Deferred tax liabilities - long term	(19,945)	(23,363)

Net deferred tax liability	$(14,800)	$(18,613)

Management periodically assesses whether the Company is more likely than not to realize some or all of its deferred tax assets. As of December 26, 2009, with the exception of $883,000 of deferred tax assets arising from a net operating loss carryforward for which there is a valuation allowance against (see above table), management determined that the Company is more likely than not to realize the deferred tax assets detailed above.

During Fiscal 2009, with the exception of the above net operating loss related to the valuation allowance, the Company utilized the entirety of its previous years’ net operating loss carryforwards. Accordingly, at December 26, 2009, the Company has no net operating loss carryforwards for which there are expectations for utilization in future periods. Realization of deferred tax assets associated with the state net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expiration by tax jurisdiction. The Company believes that it is more likely than not that their remaining state net operating loss (held at the holding company level) may expire unused and, accordingly, has established the aforementioned valuation allowance against it. There was no change in the valuation allowance during Fiscal 2009.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. On December 31, 2006 (the first day of the 2007 Fiscal year) the Company adopted the provisions of new accounting requirements regarding uncertain tax positions. As a result of the implementation of these requirements, the Company provided an accrual for uncertain tax positions of $3.2 million. Included in the $3.2 million accrual for uncertain tax positions was an adjustment to goodwill for $1.4 million, and a cumulative effect adjustment to reduce the December 31, 2006 beginning balance of retained earnings by $0.2 million. The remainder consisted of tax accruals previously provided for. As of December 26, 2009, the Company has total unrecognized tax benefits of $4.2 million which is included in other long-term liabilities in the consolidated balance sheet. The Company does not currently expect any significant change relative to its accrual for uncertain tax positions in the next twelve months.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $0.7 million at December 29, 2007, $3.7 million at December 27, 2008, and the amount at December 26, 2009 was $3.1 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2006	$3,209
Additions based on tax positions related to the current year	287

Balance at December 29, 2007	3,496
Additions based on tax positions related to the current year	380
Additions for tax positions of prior years	231

Balance at December 27, 2008	4,107
Additions based on tax positions related to the current year	92
Decreases for tax positions of prior years	(190)
Additions for tax positions of prior years	226

Balance at December 26, 2009	$4,235

The Company recognizes interest related to uncertain tax positions in income tax expense. At December 26, 2009, the Company has recorded approximately $0.2 million of accrued interest included in the aforementioned liability for uncertain tax positions for potential payments related to that liability. Interest recognized through the consolidated statements of operations for Fiscal 2008 was approximately $0.1 million.

The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2004 and for state examinations before 2004. However, the tax authorities still have the ability to review the relevance of net operating loss carryforwards created in closed years if such tax attributes are utilized in open years (subsequent to 2004).

8. Stockholders’ Equity

In connection with the IPO, 7,666,667 new shares were issued at an offering price to the public of $17.00 per share. Also in connection with the IPO, 1,055,540 warrants issued and outstanding at October 27, 2009 were converted to common shares on a one-to-one basis, and 36,969 preferred shares along with accumulated dividends in arrears, were converted into 3,764,720 common shares at a value of $17 per share. Subsequent to the completion of the IPO there were no warrants or preferred shares outstanding.

Stock Based Compensation

During fiscal 2002, the Company adopted a stock option plan (the “2002 Plan”) for certain directors, officers, consultants and employees of the Company. The 2002 Plan authorized the issuance of up to 2,046,041 shares of common stock. In June 2006, the 2002 Plan was amended and assigned to VS Parent, Inc. (the Company’s former parent) where it was adopted as the VS Parent, Inc. 2006 Stock Option Plan (the “2006 Plan”), converting all grants on a one-to-one basis for the right to receive a common share of VS parent upon exercise. In connection with the Merger, the 2006 Plan was assigned to Vitamin Shoppe, Inc. where it was converted at approximately a 1.8611-for-one share split resulting in up to 3,807,862 common shares authorized for issuance. In addition to the 2006 Plan, VS Parent, Inc. adopted the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”) on September 2, 2009, which authorized the issuance of up to 1,395,816 common shares for issuance of both stock option and restricted stock shares for certain employees of the Company after taking into consideration the approximately 1.8611-for-one share split.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options are generally exercisable at no less than the fair market value on the date of grant. Generally, options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The stock options have a maximum term of 10 years. The following table summarizes the activity for both the 2006 Plan and 2009 Plan for Fiscal 2009, and information about options outstanding at December 26, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 27, 2008	3,632,948	$10.83
Granted	611,747	$16.91
Exercised	(87,597)	$7.84
Canceled/forfeited*	(288,118)	$9.84

Outstanding at December 26, 2009	3,868,980	$11.93	5.90	45,228

Vested or expected to vest at December 26, 2009	3,675,531	$11.93	5.90

Vested and exercisable at December 26, 2009	2,625,589	$10.52	5.16	34,394

*	includes approximately 242,937 of vested options forfeited by the Company’s former Chief Executive Officer.

The total intrinsic value of options exercised during Fiscal 2009 was $1.0 million. The cash received from options exercised during Fiscal 2009 was $0.7 million. There were no exercises during Fiscal 2008 and Fiscal 2007.

Restricted shares are issued at a value no less than the fair market value of the common shares on the date of the grant, and vest in sixteen equal increments at the end of each quarter after date on which such shares were issued. There were 90,557 restricted shares issued during Fiscal 2009 and outstanding under the 2009 Plan as of December 26, 2009, all of which were granted at a share price of $15.11.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Lease Commitments

The Company has non-cancelable operating leases, which expire through 2029. The leases generally contain renewal options for periods ranging from 1 to 10 years and require the Company to pay costs such as real estate taxes and common area maintenance. Contingent rentals are paid based on a percentage of gross sales as defined by lease agreements. The following table provides the net rental expense for all operating leases (in thousands):

	Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007

Minimum rentals	$65,249	$55,602	$48,471
Contingent rentals	135	101	61

	65,384	55,703	48,532
Less: Sublease rentals	(170)	(122)	(142)

Net rental expense	$65,214	$55,581	$48,390

As of December 26, 2009, the Company’s lease commitments are as follows (in thousands):

Fiscal year	Total Operating Leases (1)
2010	$71,307
2011	69,930
2012	67,237
2013	60,847
2014	50,805
Thereafter	115,836

$435,962

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during Fiscal 2009. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 17.0% of our minimum lease obligations during Fiscal 2009.

10. Legal Proceedings

Dwight Thompson v. The Vitamin Shoppe and Consolidated Actions. The Company reclassified its California store managers as non-exempt employees in January 2004. On February 25, 2005, plaintiff Dwight Thompson (“Thompson”), a former store manager, filed suit on behalf of himself and other “similarly situated” current and former California store managers and assistant store managers in the Superior Court of the State of California for the County of Orange (“Orange County Superior Court”), alleging causes of action for alleged wage and hour violations, unfair business practices, unfair competition under Cal. Bus. & Prof. Code §§ 17000 et seq. (“UCL”) and penalties under the Labor Code Private Attorneys General Act, Cal. Labor Code §§ 2698 et seq. (“PAGA”) (the “Thompson Action”). Almost one year later, on July 7, 2006, the same group of plaintiffs’ attorneys who were representing Thompson filed another wage and hour lawsuit against The Vitamin Shoppe based on substantively identical allegations in the Orange County Superior Court, entitled Estel v. The Vitamin Shoppe Industries Inc. (Case No. 06CC07852) (the “Estel Action”). Plaintiffs in the Estel Action were already class members in the Thompson Action. In January 2008, the Court consolidated the Thompson and Estel actions. In the consolidated complaint, Plaintiffs assert nine claims for relief against the Company: (1) failure to pay overtime wages; (2) unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide meal

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods; (5) failure to provide rest periods; (6) unfair competition under the UCL; (7) failure to provide itemized wage statements; (8) failure to provide wages and accrued vacation upon termination; and (9) recovery of civil penalties under PAGA. Plaintiffs purport to bring their UCL and PAGA claims as representative actions and the remaining claims on behalf of a class composed of all current and former assistant managers and managers of the Company who were employed on or after April 14, 2006 (the “Amended Thompson Action”). The Company intends to defend the Amended Thompson Action vigorously. At this time, the Company does not have sufficient information to determine the amount or range of any potential loss. Accordingly, as of December 26, 2009, the Company has not accrued any liabilities related to this litigation.

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., (“Proposition 65”) require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. The Company has withdrawn certain named products from the California market and has provided warnings with respect to other products still available in California pending discussions with the public prosecutors. The Napa County District Attorney has expressed concerns on several occasions as to the method of warning employed by the Company and the completeness of its implementation. The Company has revised its warnings and reviewed its procedures for implementing warnings. The Company has responded to all outstanding requests for information and has met in person with representatives of the Napa County District Attorney and the California Attorney General to attempt to resolve this matter. As of December 26, 2009, the Company does not believe the financial statement impact of this matter will be material.

The People of the State of California v. 21st Century Healthcare, Inc. On October 22, 2008, a private enforcer named Vicky Hamilton sent over 70 manufacturers and retailers of multivitamin products, including the Company, various Sixty-Day Notices of Violation of Proposition 65, Cal. Health & Safety Code section 25249.5 et seq. alleging that certain products contain lead and lead compounds and were sold in California without a Proposition 65 warning and threatening litigation pertaining to two of the Company’s multivitamin products. On December 23, 2008, the California Attorney General and nine California District Attorneys filed a complaint on behalf of the People of the State of California against a number of companies who received notices of violation from Ms. Hamilton, including the Company in Alameda County Superior Court. The action alleges violations of both Proposition 65 and the UCL and supplants the litigation Ms. Hamilton sought to bring against the Company on the claims stated in her Notice of Violation. Penalties under Proposition 65 may be assessed at the maximum rate of $2,500 per violation per day. Penalties under the UCL may be assessed at the same rate and are cumulative to those available under Proposition 65. Injunctive relief and attorney’s fees are also available. The Company is investigating these claims and discussing them with the California Attorney General and District Attorneys. At this time it is premature to determine the extent of any potential loss. Accordingly, as of December 26, 2009, the Company has not accrued any liabilities related to this litigation.

J.C. Romero v. ErgoPharm Inc., Proviant Technologies Inc., VS Holdings Inc, d/b/a Vitamin Shoppe, and General Nutrition Centers Inc. On April 27, 2009, the plaintiff, a professional baseball player, filed a complaint against the Company, among others, in Superior Court of New Jersey (Law Division/Camden County). Plaintiff alleges that he purchased from one of the Company’s stores and consumed 6-OXO Extreme, which is manufactured by a third party, and in August 2008, allegedly tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages. The Company denies any and all liability and intends to vigorously defend these claims. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time. Accordingly, as of December 26, 2009, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of December 26, 2009, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

11. Related Party Transactions

        The Company had a management agreement with IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC), which terminated on November 2, 2009, as a result of the IPO. This agreement provided for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. In addition, per the agreement a one-time

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

termination fee of approximately $0.8 million was charged to expense during the fourth Fiscal quarter of 2009 in connection with the IPO. Amounts paid for the fiscal years ended December 26, 2009, December 27, 2008, and December 29, 2007 were approximately $2.4 million, $1.5 million, and $1.4 million, respectively.

In July 2008, the Company redeemed preferred shares held by the Company’s former Chief Executive Officer, for a value of approximately $562,000. The dollar value represented the redemption of 358 of Vitamin Shoppe, Inc.’s preferred shares including the associated preferred dividends in arrears held by the Company’s former Chief Executive Officer.

The Company loaned $1.5 million to the Company’s former Chief Executive Officer as part of a purchase of VSI stock, of which the Company had recourse on $375,000. The note incurred interest at 3.06% annually. In connection with the Merger on October 27, 2009, this $1.5 million note receivable along with a related accrued interest receivable of approximately $0.3 million, which was held by VS Parent, Inc. prior to the Merger, was extinguished in consideration of the surrender of 140,507 common shares and 634 preferred shares of VS Parent.

12. Segment Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products through retail stores throughout the United States. The direct segment generates revenue through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products through the Company’s Websites and its catalog. A catalog is mailed each month to customers in the Company’s Healthy Awards Program database, and the Company’s website at www.vitaminshoppe.com offers its customers online access to a full assortment of over 20,000 SKUs. Corporate costs represent the Company’s administrative expenses which include, but are not limited to human resources, legal, finance, information technology, depreciation and amortization, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The Company has allocated $131.9 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company’s business segments (in thousands):

	Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007

Net Sales:
Retail	$596,253	$522,541	$461,979
Direct	78,242	78,999	75,893

Total net sales	674,495	601,540	537,872

Income from operations:
Retail	94,494	80,422	71,199
Direct	15,126	14,884	13,953
Corporate costs	(68,288)	(59,661)	(52,535)

Income from operations	$41,332	$35,645	$32,617

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Fair Value of Financial Instruments

The fair value of the Company’s Notes have been determined by the Company using quoted market prices. The following table sets forth the carrying amounts and fair values of the Company’s Notes at December 26, 2009 and December 27, 2008 (in thousands):

	December 26, 2009		December 27, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Second Priority Senior Secured Floating Rate Notes	$120,106	$120,669	$165,000	$103,950

The fair value for December 26, 2009, is based on the last trade closest to that date which is December 23, 2009. The fair value for December 27, 2008, was based on December 30, 2008 trade information, as that was the closest trade to the Company’s 2008 Fiscal year end.

Prior to its termination, the Company had an interest rate swap which was established as a cash flow hedge on a portion of its Notes to offset fluctuations related to the variable rate interest payments as described in Note 6. The unrecognized loss related to the interest rate swap is included in accumulated other comprehensive loss in the consolidated balance sheets. The swap was previously categorized within Level 2 in the fair value hierarchy. For the fiscal year ended December 26, 2009, approximately $1.4 million, was reclassified from accumulated other comprehensive loss to earnings (as a component of interest expense). The Company expects approximately $0.9 million of unrealized losses, net of taxes, that are reported in accumulated other comprehensive loss as of December 26, 2009 to be reclassified into earnings within the next 12 months along with the reclassification of the related deferred tax assets.

14. Subsequent Events

During January 2010, the Company completed its tender offer for the redemption of $20.0 million of its outstanding Notes, which resulted in a charge to extinguishment of debt of approximately $0.6 million.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Supplemental Guarantor Information

The payment obligations of Industries under the Senior Notes due 2012 are jointly and severally and fully and unconditionally guaranteed on a senior basis by: VSI, the parent company; Direct, the only subsidiary; and all of the Industries’ future restricted domestic subsidiaries. The Notes and the guarantees will be VSI’s, Industries’ and Direct’s second priority senior secured obligations. They rank equally with all of the Company’s existing and future senior indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of the Company’s existing first priority senior secured indebtedness, to the extent of the collateral securing such indebtedness, including indebtedness under the Credit Facility.

The indenture governing the Notes restrict the ability of Industries and Direct to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets.

The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations, and statements of cash flows for Vitamin Shoppe, Inc. and the Company’s guarantor subsidiary.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 26, 2009

(In thousands, except share data)

	Vitamin Shoppe, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,767	$917	$6,113	$—	$8,797
Inventories	—	17,510	88,581	—	106,091
Prepaid expenses and other current assets	—	208	13,193		13,401
Intercompany receivable	47,444	292,145	262,745	(602,334)	—
Deferred income taxes	—	723	4,422	—	5,145

Total current assets	49,211	311,503	375,054	(602,334)	133,434
Property and equipment, net	—	21,869	62,091	—	83,960
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	70,356	—	70,356
Other assets:
Deferred financing fees, net of accumulated amortization of $2,856	—	—	2,384	—	2,384
Other	—	2	1,873	—	1,875
Deferred income tax asset	3,741	1,969	15,844	(21,554)	—

Total other assets	3,741	1,971	20,101	(21,554)	4,259
Investment in Subsidiary	200,051	—	54,533	(254,584)	—

Total assets	$253,003	$335,343	$759,383	$(878,472)	$469,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$20,000	$—	$20,000
Current portion of capital lease obligation	—	—	1,537	—	1,537
Revolving credit facility	—	—	—	—	—
Intercompany payable	17,400	269,225	315,709	(602,334)	—
Accounts payable	—	166	24,909	—	25,075
Deferred sales	—	2,596	11,790	—	14,386
Accrued salaries and related expenses	—	716	6,835	—	7,551
Other accrued expenses	803	953	12,713	—	14,469

Total current liabilities	18,203	273,656	393,493	(602,334)	83,018
Long-term debt	—	—	100,106	—	100,106
Capital lease obligation, net of current portion	—	—	2,303	—	2,303
Deferred income taxes	449	3,020	38,030	(21,554)	19,945
Other long term liabilities	—	4	4,762	—	4,766
Deferred rent	—	4,130	20,638	—	24,768

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 26,750,423 shares issued and outstanding	268	—	—	—	268
Additional paid-in capital	210,359	20,165	166,791	(186,956)	210,359
Accumulated other comprehensive loss	(882)	—	(882)	882	(882)
Retained earnings	24,606	34,368	34,142	(68,510)	24,606

Total stockholders’ equity	234,351	54,533	200,051	(254,584)	234,351

Total liabilities and stockholders’ equity	$253,003	$335,343	$759,383	$(878,472)	$469,257

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 27, 2008

(In thousands, except share data)

	Vitamin Shoppe, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$841	$782	$—	$1,623
Inventories	—	17,547	89,344	—	106,891
Prepaid expenses and other current assets	—	198	12,807		13,005
Intercompany receivable	2	284,763	317,857	(602,622)	—
Deferred income taxes	—	707	4,043	—	4,750

Total current assets	2	304,056	424,833	(602,622)	126,269
Property and equipment, net	—	21,399	61,590	—	82,989
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	71,088	—	71,088
Other assets:
Deferred financing fees, net of accumulated amortization of $3,536	—	—	4,097	—	4,097
Other	302	—	1,712	—	2,014
Deferred income tax asset	2,218	1,873	12,816	(16,907)	—

Total other assets	2,520	1,873	18,625	(16,907)	6,111
Investment in Subsidiary	183,972	—	47,628	(231,600)	—

Total assets	$186,494	$327,328	$801,012	$(851,129)	$463,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$—	$—	$1,111	$—	$1,111
Revolving credit facility	—	—	17,000	—	17,000
Intercompany payable	17,687	269,225	315,710	(602,622)	—
Accounts payable	—	102	24,246	—	24,348
Deferred sales	—	2,538	10,501	—	13,039
Accrued salaries and related expenses	—	142	5,312	—	5,454
Other accrued expenses	91	708	12,233	—	13,032

Total current liabilities	17,778	272,715	386,113	(602,622)	73,984
Long-term debt	—	—	165,000	—	165,000
Capital lease obligation, net of current portion	—	—	3,271	—	3,271
Deferred income taxes	233	3,209	36,828	(16,907)	23,363
Other long term liabilities	—	—	8,721	—	8,721
Deferred rent	—	3,776	17,107	—	20,883

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.01 par value; authorized 500,000 shares; Series A shares issued and outstanding 79,502 (aggregate liquidation preference $128,844)	1				1
Common stock, $0.01 par value, authorized 20,471,966 shares, 14,175,906 shares issued and outstanding	142				142
Additional paid-in capital	154,848	20,165	166,791	(186,956)	154,848
Warrants	5,666				5,666
Note receivable due from officer	(1,500)				(1,500)
Accumulated other comprehensive loss	(2,614)	—	(2,614)	2,614	(2,614)
Retained earnings	11,940	27,463	19,795	(47,258)	11,940

Total stockholders’ equity	168,483	47,628	183,972	(231,600)	168,483

Total liabilities and stockholders’ equity	$186,494	$327,328	$801,012	$(851,129)	$463,705

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 26, 2009

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated

Net sales	$—	$133,216	$541,279	$—	$674,495
Commissions	—	18,622	7,723	(26,345)	—
Cost of goods sold	—	96,079	366,759	(5,265)	457,573

Gross profit	—	55,759	182,243	(21,080)	216,922
Selling, general and administrative expenses	3,052	43,994	147,178	(21,080)	173,144
Related party expenses	—	—	2,446	—	2,446

(Loss) income from operations	(3,052)	11,765	32,619	—	41,332
Loss on extinguishment of debt	—	—	2,016	—	2,016
Interest income	(39)	—	(4)	—	(43)
Interest expense	—	1,101	17,578	—	18,679

(Loss) income before (benefit) provision for income taxes	(3,013)	10,664	13,029	—	20,680
(Benefit) provision from income taxes	(1,333)	3,759	5,588	—	8,014

(Loss) income before equity in net earnings of subsidiary	(1,680)	6,905	7,441	—	12,666
Equity in net earnings of subsidiary	14,346	—	6,905	(21,251)	—

Net income	$12,666	$6,905	$14,346	$(21,251)	$12,666

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 27, 2008

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated

Net sales	$—	$112,864	$488,676	$—	$601,540
Commissions	—	25,776	6,924	(32,700)	—
Cost of goods sold	—	80,890	329,368	(4,599)	405,659

Gross profit	—	57,750	166,232	(28,101)	195,881
Selling, general and administrative expenses	2,448	40,257	144,109	(28,101)	158,713
Related party expenses	—	—	1,523		1,523

(Loss) income from operations	(2,448)	17,493	20,600	—	35,645
Interest income	(54)	(10)	(52)	—	(116)
Interest expense	—	3,249	18,004	—	21,253

(Loss) income before (benefit) provision for income taxes	(2,394)	14,254	2,648	—	14,508
(Benefit) provision from income taxes	(1,048)	5,331	2,058	—	6,341

(Loss) income before equity in net earnings of subsidiary	(1,346)	8,923	590	—	8,167
Equity in net earnings of subsidiary	9,513	—	8,923	(18,436)	—

Net income	$8,167	$8,923	$9,513	$(18,436)	$8,167

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 29, 2007

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated

Net sales	$—	$97,218	$440,654	$—	$537,872
Commissions	—	24,786	6,056	(30,842)	—
Cost of goods sold	—	69,071	295,142	(3,867)	360,346

Gross profit	—	52,933	151,568	(26,975)	177,526
Selling, general and administrative expenses	1,638	37,039	131,842	(26,975)	143,544
Related party expenses	—	—	1,365		1,365

(Loss) income from operations	(1,638)	15,894	18,361	—	32,617
Interest income	(61)	(10)	(224)	—	(295)
Interest expense	—	3,072	19,268	—	22,340

(Loss) income before (benefit) provision for income taxes	(1,577)	12,832	(683)	—	10,572
(Benefit) provision from income taxes	(679)	4,922	(451)	—	3,792

(Loss) income before equity in net earnings of subsidiary	(898)	7,910	(232)	—	6,780
Equity in net earnings of subsidiary	7,678	—	7,910	(15,588)	—

Net income	$6,780	$7,910	$7,678	$(15,588)	$6,780

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 26, 2009

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$12,666	$6,905	$14,346	$(21,251)	$12,666
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of fixed and intangible assets	—	4,767	16,328	—	21,095
Amortization of deferred financing fees	—	—	1,227	—	1,227
Loss on extinguishment of debt, net of premium on Note redemption	—	—	1,568		1,568
Loss on disposal of fixed assets	—	9	121	—	130
Amortization of swap	—	—	565		565
Deferred income taxes	(1,307)	(301)	(3,387)	—	(4,995)
Deferred rent	—	354	2,687	—	3,041
Equity compensation expense	3,040	—	—	—	3,040
Tax benefits on exercise of stock options	—	—	(352)	—	(352)
Equity in earnings of subsidiary	(14,346)	—	(6,905)	21,251	—
Changes in operating assets and liabilities:
Inventories	—	37	763	—	800
Prepaid expenses and other current assets	—	(10)	810	—	800
Intercompany	(47,442)	(7,382)	54,824	—	—
Other non-current assets	—	(2)	(215)	—	(217)
Accounts payable	—	64	1,272	—	1,336
Accrued expenses and other current liabilities	389	877	3,634		4,900
Other long-term liabilities	—	4	(2,174)	—	(2,170)

Net cash (used in) provided by operating activities	(47,000)	5,322	85,112	—	43,434

Cash flows from investing activities:
Capital expenditures	—	(5,246)	(15,998)	—	(21,244)
Trademarks and other intangible assets	—	—	(37)	—	(37)

Net cash used in investing activities	—	(5,246)	(16,035)	—	(21,281)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	8,594	—	8,594
Repayment of borrowings under revolving credit agreement	—	—	(25,594)	—	(25,594)
Payments of capital lease obligation	—	—	(1,334)	—	(1,334)
Redemption of long term debt (Notes)	—		(44,894)	—	(44,894)
Payments of accumulated preferred dividends in arrears	(72,535)	—	—	—	(72,535)
Proceeds from issuance of common stock	755	—	—	—	755
Proceeds from issuance of common stock during offering, net	121,209	—	—	—	121,209
Payments for expenses related to the offering	(1,700)	—	—	—	(1,700)
Proceeds from exercises of common stock options	686	—	—	—	686
Tax benefits on exercise of stock options	352	—	—	—	352
Deferred financing fees	—	—	(518)	—	(518)

Net cash provided by (used in) financing activities	48,767	—	(63,746)	—	(14,979)

Net increase in cash and cash equivalents	1,767	76	5,331	—	7,174
Cash and cash equivalents beginning of year	—	841	782	—	1,623

Cash and cash equivalents end of year	$1,767	$917	$6,113	$—	$8,797

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 27, 2008

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$8,167	$8,923	$9,513	$(18,436)	$8,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	—	3,651	13,832	—	17,483
Amortization of deferred financing fees	—	—	1,168		1,168
Loss on disposal of fixed assets	—	7	72	—	79
Deferred income taxes	(1,047)	638	1,104	—	695
Deferred rent	—	1,217	2,230	—	3,447
Equity compensation expense	2,352	—	—	—	2,352
Equity in earnings of subsidiary	(9,513)	—	(8,923)	18,436	—
Changes in operating assets and liabilities:
Inventories	—	(1,296)	(7,786)	—	(9,082)
Prepaid expenses and other current assets	—	(110)	184	—	74
Intercompany	83	(3,448)	3,365	—	—
Other non-current assets	(54)	20	(61)	—	(95)
Accounts payable	—	(124)	(10,784)	—	(10,908)
Accrued expenses and other current liabilities	12	868	4,764		5,644
Other long-term liabilities	—	—	564	—	564

Net cash provided by operating activities	—	10,346	9,242	—	19,588

Cash flows from investing activities:
Capital expenditures	—	(10,072)	(21,823)	—	(31,895)
Trademarks and other intangible assets	—	—	(3,494)	—	(3,494)

Net cash used in investing activities	—	(10,072)	(25,317)	—	(35,389)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	20,000	—	20,000
Repayment of borrowings under revolving credit agreement	—	—	(3,000)	—	(3,000)
Payments of accumulated preferred dividends in arrears	—	—	(561)	—	(561)
Payments of capital lease obligation	—	—	(468)	—	(468)
Deferred financing fees	—	—	—	—	—

Net cash provided by financing activities	—	—	15,971	—	15,971

Net increase (decrease) in cash and cash equivalents	—	274	(104)	—	170
Cash and cash equivalents beginning of year	—	567	886	—	1,453

Cash and cash equivalents end of year	$—	$841	$782	$—	$1,623

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 29, 2007

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flow from operating activities:
Net income	$6,780	$7,910	$7,678	$(15,588)	$6,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	—	2,450	12,432	—	14,882
Amortization of deferred financing fees	—	—	1,162	—	1,162
Loss on disposal of fixed assets	—	17	63	—	80
Deferred income taxes	(537)	(65)	2,857	—	2,255
Deferred rent	—	859	1,348	—	2,207
Equity compensation expense	1,562	—	—	—	1,562
Equity in earnings of subsidiary	(7,678)	—	(7,910)	15,588	—
Changes in operating assets and liabilities:
Inventories	—	(3,179)	(12,455)	—	(15,634)
Prepaid expenses and other current assets	—	11	(814)	—	(803)
Intercompany	(72)	(4,391)	4,463	—	—
Other non-current assets	(61)	—	689	—	628
Accounts payable	—	208	8,469	—	8,677
Accrued expenses and other current liabilities	6	199	(1,727)		(1,522)
Other long-term liabilities	—	—	344	—	344

Net cash provided by operating activities	—	4,019	16,599	—	20,618

Cash flow from investing activities:
Capital expenditures	—	(4,337)	(9,737)	—	(14,074)
Trademarks	—	—	(18)	—	(18)

Net cash used in investing activities	—	(4,337)	(9,755)	—	(14,092)

Cash flow from financing activities:
Borrowings under revolving credit agreement	—	—	4,000	—	4,000
Repayment of borrowings under revolving credit agreement	—	—	(10,500)	—	(10,500)
Deferred financing fees	—	—	(45)	—	(45)

Net cash used in financing activities	—	—	(6,545)	—	(6,545)

Net increase (decrease) in cash and cash equivalents	—	(318)	299	—	(19)
Cash and cash equivalents beginning of year	—	885	587	—	1,472

Cash and cash equivalents end of year	$—	$567	$886	$—	$1,453

17. Selected Quarterly Financial Information (unaudited)

The following table summarizes the 2009 and 2008 quarterly results:

	Quarter Ended
	March	June	September	December*
Year Ended December 26, 2009
Total revenues	$172,555	$171,143	$168,400	$162,397
Gross profit	57,012	55,762	52,389	51,759
Income from operations	12,701	12,144	8,506	7,981
Net income	4,562	4,206	2,035	1,863
Weighted average shares outstanding:
Basic	14,175,906	14,175,906	14,175,906	22,455,694
Diluted	15,969,484	15,670,533	15,789,680	23,607,922

Year Ended December 27, 2008
Total revenues	$153,737	$153,354	$151,318	$143,131
Gross profit	50,753	49,547	49,684	45,897
Income from operations	11,264	8,708	8,900	6,773
Net income	3,609	2,007	1,955	596
Weighted average shares outstanding:
Basic	14,175,906	14,175,906	14,175,906	14,175,906
Diluted	15,802,889	14,175,906	15,761,821	14,175,906

•	Results for the fourth fiscal quarter of 2009 include the following: charges to extinguishment of debt related to the redemption of a portion of the Notes of approximately $1.7 million, related party fees of approximately $0.8 million due to the termination of a management services agreement with IPC, and a tax benefit of approximately $0.5 million related to uncertain tax positions.