Form 10-Q
period 2010-03-27
Vitamin Shoppe, Inc.
filed 2010-04-30
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

or

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

As of April 27, 2010, Vitamin Shoppe Inc., had 26,978,311 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Vitamin Shoppe, Inc. (formerly VS Holdings, Inc. (“VSI”)), Vitamin Shoppe Industries Inc. (“Industries”) and VS Direct Inc. (“Direct,” and, together with VSI and Industries, the “Company,” “we,” “us” or “our”) caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, results from acquisitions, revenue, new stores, working capital, liquidity, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements.” You can identify these statements by forward-looking words such as “expect,” “intend,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The “forward looking statements” contained in this report are made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Other Information.” Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the vitamin, mineral and supplement (“VMS”) industry, continued demand from the primary markets the Company serves, the availability of raw materials, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. See “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K, filed on March 17, 2010 with the Securities and Exchange Commission, for further discussion.

The Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 27, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$12,162	$8,797
Inventories	112,457	106,091
Prepaid expenses and other current assets	13,446	13,401
Deferred income taxes	3,086	5,145

Total current assets	141,151	133,434
Property and equipment, net	83,455	83,960
Goodwill	177,248	177,248
Other intangibles, net	70,165	70,356
Other assets:
Deferred financing fees, net of accumulated amortization of $2,678 and $2,856 in 2010 and 2009, respectively	1,796	2,384
Other long-term assets	1,872	1,875

Total other assets	3,668	4,259

Total assets	$475,687	$469,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$20,000
Current portion of capital lease obligation	1,595	1,537
Revolving credit facility	20,000	—
Accounts payable	28,693	25,075
Deferred sales	5,504	14,386
Accrued salaries and related expenses	4,328	7,551
Other accrued expenses	18,580	14,469

Total current liabilities	78,700	83,018
Long-term debt, net of current portion	100,106	100,106
Capital lease obligation, net of current portion	1,953	2,303
Deferred income taxes	19,057	19,945
Other long-term liabilities	4,987	4,766
Deferred rent	25,648	24,768
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized, 26,849,710 shares issued and outstanding at March 27, 2010, and 400,000,000 shares authorized, 26,750,423 shares issued and outstanding at December 26, 2009	268	268
Additional paid-in capital	212,171	210,359
Accumulated other comprehensive loss	(535)	(882)
Retained earnings	33,332	24,606

Total stockholders’ equity	245,236	234,351

Total liabilities and stockholders’ equity	$475,687	$469,257

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
Net sales	$191,613	$172,555
Cost of goods sold	126,599	115,543

Gross profit	65,014	57,012
Selling, general and administrative expenses	46,942	43,941
Related party expenses	—	370

Income from operations	18,072	12,701
Loss on extinguishment of debt	552	—
Interest expense, net	2,927	5,007

Income before provision for income taxes	14,593	7,694
Provision for income taxes	5,867	3,132

Net income	8,726	4,562
Preferred stock dividends in arrears	—	2,577

Net income available to common stockholders	$8,726	$1,985

Weighted average shares outstanding
Basic	26,692,983	14,175,906
Diluted	27,708,463	15,969,484
Net income per share
Basic	$0.33	$0.14
Diluted	$0.31	$0.12

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
Cash flows from operating activities:
Net income	$8,726	$4,562
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	552	—
Loss on disposal of fixed assets	2	1
Depreciation and amortization of fixed and intangible assets	5,414	5,078
Amortization of deferred financing fees	285	292
Amortization of unrealized loss on terminated swap	366	—
Deferred income taxes	930	608
Deferred rent	707	958
Equity compensation expense	809	628
Tax benefits on exercises of stock options	(403)	—
Changes in operating assets and liabilities:
Inventories	(6,366)	852
Prepaid expenses and other current assets	531	343
Other non-current assets	3	(9)
Accounts payable	4,341	5,292
Accrued expenses and other current liabilities	(7,941)	(9,823)
Other long-term liabilities	222	48

Net cash provided by operating activities	8,178	8,830

Cash flows from investing activities:
Capital expenditures	(5,408)	(8,377)

Net cash used in investing activities	(5,408)	(8,377)

Cash flows from financing activities:
Borrowings under revolving credit agreement	20,000	3,000
Repayments of borrowings under revolving credit agreement	—	(3,000)
Payment of capital lease obligations	(381)	(290)
Redemption of long term debt (Notes)	(20,000)	—
Payments for expenses related to the stock offering	(87)	—
Proceeds from exercises of common stock options	687	—
Tax benefits on exercises of stock options	403	—
Deferred financing fees	(27)	—

Net cash provided by (used in) financing activities	595	(290)

Net increase in cash and cash equivalents	3,365	163
Cash and cash equivalents beginning of period	8,797	1,623

Cash and cash equivalents end of period	$12,162	$1,786

Supplemental disclosures of cash flow information:
Interest paid	$2,095	$4,687
Income taxes paid	$372	$2,035

Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$802	$301
Assets acquired under capital lease	$89	$234

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amounts
Balance at December 26, 2009	26,750,423	$268	$210,359	$(882)	$24,606	$234,351

Net income	—	—	—	—	8,726	8,726
Interest rate swap, net of taxes of $246	—	—	—	347	—	347

Total Comprehensive Income						9,073
Expenses relating to the stock offering	—	—	(87)	—	—	(87)
Exercise of stock options	—	—	687	—	—	687
Tax benefits on exercise of stock options	—	—	403	—	—	403
Equity compensation expense	—	—	809	—	—	809

Balance at March 27, 2010	26,750,423	$268	$212,171	$(535)	$33,332	$245,236

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

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

For the 2009 period presented, share and per share information in these condensed consolidated financial statements and the notes hereto have been adjusted to reflect the Company’s approximately 1.8611-for-one stock split effective on October 27, 2009, described in Note 2—Reorganization and Initial Public Offering, below.

The condensed consolidated financial statements as of March 27, 2010 and December 26, 2009, and for the three months ended March 27, 2010 and March 28, 2009, include the accounts of VSI, Industries and Direct. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of March 27, 2010 and for the three months ended March 27, 2010 and March 28, 2009, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 26, 2009, as filed with the Securities and Exchange Commission on March 17, 2010. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-week period, ending the last Saturday in December. Fiscal 2010 is a 52-week period ending December 25, 2010 and Fiscal 2009 was a 52-week period ended December 26, 2009. The results for the three months ended March 27, 2010 and March 28, 2009, are each based on a 13-week period.

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

Financial Instruments Policy—The Company entered into an interest rate swap during December 2005 on a portion of its Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”), which was designated as a cash flow hedge. The interest rate swap had a maturity date of November 2010, and was terminated on September 25, 2009, at a cost of $2.6 million (the fair market value). The unamortized residual unrecognized loss of the interest rate swap resulting from the termination is recorded in accumulated other comprehensive loss in the amount of $0.9 million along with related deferred taxes of $0.6 million at December 26, 2009, and at March 27, 2010, the balance of the unamortized residual unrecognized loss recorded in other comprehensive loss was $0.5 million along with related deferred taxes of $0.4 million.

The amounts in both accumulated comprehensive loss and deferred tax assets relating to the unrecognized loss will amortize during Fiscal 2010 and be charged as a component of interest expense through November 2010, the remainder of the original term of the hedge. The Company does not engage in hedging activities for speculative purposes.

Advertising Costs—Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Advertising expense was $3.7 million and $4.4 million for the three months ended March 27, 2010 and March 28, 2009, respectively.

Net Income Per Share—The Company’s basic net income per share excludes the dilutive effect of stock options, warrants and unvested restricted shares. It is based upon the weighted average number of common shares outstanding during the period divided into net income after deducting accumulated dividends on the Company’s Series A Preferred Stock, up until the preferred shares were either liquidated or converted to common shares.

Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, warrants and unvested restricted shares are included as potential dilutive securities for the periods applicable, using the treasury stock method to the extent dilutive.

For the purposes of basic and diluted net income per share, as a result of the merger on October 27, 2009, weighted average shares outstanding for purposes of presenting net income per share on a comparative basis were retroactively restated for the three months ended March 28, 2009, based on a approximately a 1.8611-for-one split at the time of the merger.

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three months ended
	March 27, 2010	March 28, 2009
Numerator:
Net income available to common stockholders	$8,726	$1,985

Denominator:
Basic weighted average common shares outstanding	26,692,983	14,175,906
Effect of dilutive stock options, restricted stock and warrants:
Stock options	990,485	738,038
Unvested restricted stock	24,996	—
Warrants	—	1,055,540

Diluted weighted average common shares outstanding	27,708,463	15,969,484

Basic net income per common share	$0.33	$0.14

Diluted net income per common share	$0.31	$0.12

Stock options for the three months ended March 27, 2010 and March 28, 2009, in the amount of 522,232 grants and 436,784 grants, respectively, have been excluded from the above calculation as they were anti-dilutive.

Recent Accounting Pronouncements—The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

4. Goodwill and Intangible Assets

The Company acquired $88.0 million of intangible assets and recorded $177.2 million of goodwill in an acquisition completed in Fiscal 2002. The Company also acquired $3.0 million of intangible assets related to asset purchases in Fiscal 2008, comprised primarily of operating leases and the acquisition of a tradename. Other intangible assets relating to asset purchases during Fiscal 2008 include customer lists and non-compete agreements.

The following table discloses the carrying value of all intangible assets (in thousands):

	March 27, 2010			December 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Intangibles related to asset purchase	$3,000	$1,589	$1,411	$3,000	$1,398	$1,602
Tradenames	68,754	—	68,754	68,754	—	68,754
Goodwill	177,248	—	177,248	177,248	—	177,248

	$249,002	$1,589	$247,413	$249,002	$1,398	$247,604

Intangible amortization expense for the three months ended March 27, 2010 was $0.2 million, and amortization expense for the three months ended March 28, 2009 was $0.2 million. Tradenames are not amortized, as they are determined to be intangible assets with indefinite lives. Tradenames and goodwill will be tested for impairment in the last quarter of Fiscal 2010 or whenever impairment indicators exist.

The useful lives of the Company’s definite-lived intangible assets are between 1 to 7 years. The expected amortization expense on finite-lived intangible assets on the Company’s condensed consolidated balance sheet at March 27, 2010, is as follows (in thousands):

Remainder of Fiscal 2010	$537
Fiscal 2011	541
Fiscal 2012	124
Fiscal 2013	124
Fiscal 2014	85

$1,411

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 27. 2010	December 26, 2009
Furniture, fixtures and equipment	$101,821	$99,215
Leasehold improvements	97,861	95,897
Website development costs	11,014	11,014

	210,696	206,126
Less: accumulated depreciation and amortization.	(127,977)	(123,123)

Subtotal	82,719	83,003
Construction in progress	736	957

	$83,455	$83,960

Depreciation and amortization expense on property and equipment, including equipment recorded under capital leases, for the three months ended March 27, 2010 was $5.2 million, and for the three months ended March 28, 2009 was $4.9 million. Depreciation and amortization expense on property and equipment is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations. Assets held under capital leases, which are classified under furniture, fixtures and equipment, were $4.0 million, net of accumulated depreciation of $3.1 million, at March 27, 2010, and $4.2 million, net of accumulated depreciation of $2.9 million, at December 26, 2009.

6. Credit Arrangements

Debt consists of the following (in thousands):

	March 27, 2010	December 26, 2009
Revolving Credit Facility	$20,000	$—

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$100,106	$120,106

Second Priority Senior Secured Floating Rate Notes

During January 2010, the Company repurchased $20.0 million of its Notes. Interest on the Notes, which were issued in November 2005, is set at a per annum rate equal to a three month LIBOR plus 7.5%, which is reset quarterly on February 15, May 15, August 15 and November 15 of each year. The weighted average interest rate from December 26, 2009 through March 27, 2010 was 7.85%, and from December 27, 2008 through March 28, 2009 was 9.11% (Fiscal 2009 is presented exclusive of hedging activities). The Notes mature on November 15, 2012. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the applicable interest rate on the Notes. If Industries cannot make payments on the Notes when they are due, VSI and Industries’ only subsidiary, Direct (collectively, the “Guarantors”), have guaranteed the Notes and must make payments instead. The Notes and the guarantees are secured by a second priority security interest in substantially all of Industries’ and the Guarantors’ assets that secure Industries’ new first priority senior secured credit facility. The Notes and the guarantees are Industries’, and the Guarantors’ second priority senior secured obligations, and rank equally in right of payment with all of Industries’ and the Guarantors’ existing and future senior indebtedness and senior to all of Industries’ and the Guarantors’ existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of Industries’ and the Guarantors’ first priority senior secured indebtedness, including Industries’ new first priority senior secured credit facility, to the extent of the collateral securing such indebtedness. If Industries sells certain assets, issues equity or experiences specific kinds of changes in control, Industries must offer to repurchase the Notes. Since November 15, 2007, Industries has had the option to redeem some or all of the Notes. Industries used the proceeds from the sale of the Notes to repay all of its and VSI’s existing indebtedness and to pay related fees and expenses.

Revolving Credit Facilities

On November 15, 2005, the Company entered into a $50.0 million senior secured revolving credit facility, which was terminated on September 25, 2009.

2009 Revolving Credit Facility

On September 25, 2009, the Company entered into a new revolving credit facility (the “2009 Revolving Credit Facility”), and simultaneously terminated its existing credit facility. The terms of the 2009 Revolving Credit Facility extend through September, 2013, and allow the Company to borrow up to $50.0 million subject to the terms of the facility. Similar to the Company’s previous credit facility, the availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Industries and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of VSI, Industries and Direct and VSI provided guarantees in respect of the Company’s obligations under the 2009 Revolving Credit Facility, and Industries and VSI have provided guarantees in respect of Direct’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Industries, VSI and Direct. The 2009 Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities can be entered into. The 2009 Revolving Credit Facility has a maturity date of September 2013. However, if not amended, the 2009 Revolving Credit Facility may terminate at August 15, 2012, if, prior to such date, a significant portion of the Notes has not been redeemed, as, at that date, the facility requires that the sum of all amounts owed under the Notes must be less than the sum of the Company’s cash and cash equivalents plus excess availability (as defined under the 2009 Revolving Credit Facility), subject to certain limitations. The largest amount borrowed at any given point during the first fiscal quarter of 2010 was $20.0 million. The unused available line of credit under the 2009 Revolving Credit Facility at March 27, 2010 was $29.1 million.

The borrowings under our 2009 Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate. The weighted average interest rate for the 2009 revolving credit line from December 26, 2009 through March 27, 2010 was 2.74%.

The borrowings under the terminated revolving credit facility accrued interest through September 25, 2009, at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The weighted average interest rate for the terminated revolving credit line from December 27, 2008 through March 28, 2009 was 2.82%.

Interest expense, net for the three months ended March 27, 2010 and March 28, 2009 consists of the following (in thousands):

	Three Months Ended
	March 27, 2010	March 28, 2009
Interest on the Notes	$2,430	$4,403
Amortization of deferred financing fees	285	292
Interest on the revolving credit facility and other	215	313
Interest income	(3)	(1)

Interest expense, net	$2,927	$5,007

Capital Leases

The Company leases certain computer equipment under capital leases which expire through fiscal 2012. The following is a schedule of the future minimum lease payments under capital leases as of March 27, 2010 (in thousands):

Remainder of Fiscal 2010	$1,349
Fiscal 2011	1,642
Fiscal 2012	848

Total	3,839
Less amount representing interest	291

Present value of minimum lease payments	3,548
Less current portion of capital lease obligation	1,595

$1,953

7. Stock-Based Compensation

Stock Option Plans—In Fiscal 2002 the Company adopted a Stock Option Plan (the “2002 Plan”) for certain directors, officers, consultants and employees of the Company. The Company authorized the issuance of up to 2,046,041 shares of common stock. In June 2006, the 2002 Plan was amended and assigned to VS Parent, Inc. (the Company’s former parent) where it was adopted as the VS Parent, Inc. 2006 Stock Option Plan (the “2006 Plan”), converting all grants on a one-to-one basis for the right to receive a common share of VS Parent upon exercise. In connection with the Merger, the 2006 Plan was assigned to VSI where it was converted at approximately a 1.8611-for-one share split resulting in up to 3,807,862 common shares authorized for issuance. In addition to the 2006 Plan, VSI adopted the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”) on September 2, 2009, which authorized the issuance of up to 1,395,816 common shares for issuance of both stock option and restricted stock shares for certain employees of the Company after taking into consideration the approximately 1.8611-for-one share split. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant. Generally, options and restricted shares awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. The stock options have a maximum term of 10 years. The following table summarizes the 2006 and 2009 Plans as of March 27, 2010 and changes during the three month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2009	3,868,980	$11.93
Granted	—	—
Exercised	(85,787)	$8.01
Canceled/forfeited	(17,659)	$14.97

Outstanding at March 27, 2010	3,765,534	$12.01	5.66	33,498

Vested or expected to vest at March 27, 2010	3,577,257	$12.01	5.66

Vested and exercisable at March 27, 2010	2,602,127	$10.69	4.97	26,578

The total intrinsic value of options exercised during the three months ended March 27, 2010, was $1.1 million. The cash received from options exercised during the quarter ended March 27, 2010 was $0.7 million. There were no exercises during the quarter ended March 28, 2009.

Restricted shares are issued at a value not less than the fair market value of the common shares on the date of the grant, and generally vest in four equal increments on the anniversary date of each year after the date on which such shares were issued. There were 13,500 restricted shares issued during the first fiscal quarter of 2010, all of which were granted at the market value on the date of grant of $20.01 per share. There were 90,557 restricted shares issued under the 2009 Plan during Fiscal 2009, of which 11,320 shares were vested as of March 27, 2010, resulting in a total of 92,737 shares of unvested restricted stock outstanding as of March 27, 2010.

Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period, net of anticipated forfeitures. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected volatility is based on the volatility levels over the past 6.25 and 4.81 years (our expected holding periods) depending on the grant, from the average volatility of similar actively traded companies. Generally, the expected holding period of the option is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in a holding period 6.25 years, Certain limited grants have contractual terms of 7.5 years, and as such have a calculated holding period of 4.81 years. The simplified method was chosen as a means to determine the Company’s holding period as prior to November 2009 there was no historical option exercise experience due to the Company being privately held. As of

March 27, 2010 there is insufficient information due to the Company being a new publicly owned company. The risk-free interest rate is derived from the average yield for the five and seven year zero-coupon U.S. Treasury Strips, and from the five year zero-coupon U.S. Treasury Strips.

Compensation expense attributable to stock-based compensation for the first quarter of Fiscal 2010 was approximately $0.8 million, and for the first fiscal quarter of 2009 was approximately $0.6 million. There were no options granted during the three months ended March 27, 2010 and March 28, 2009. As of March 27, 2010, the remaining unrecognized stock-based compensation expense for non-vested stock options and restricted shares to be expensed in future periods is $7.9 million, and the related weighted-average period over which it is expected to be recognized is 2.8 years. There were 2,602,127 and 1,163,407 vested and non-vested outstanding options, respectively, at March 27, 2010. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the plan inception in Fiscal 2002. The estimated value of future forfeitures as of March 27, 2010 is approximately $0.4 million.

Employee Stock Purchase Plan—On December 16, 2009, the Company’s board of directors approved the Vitamin Shoppe 2010 Employee Stock Purchase Plan (the “ESPP”), subject to approval of the Company’s shareholders. Pursuant to the plan, shares of common stock will be issued beginning on July 1, 2010, and will continue to be issued quarterly thereafter subject to employee participation in the plan. Under the ESPP, participating employees will be allowed to purchase shares at 85% of the lower market price of the Company’s common stock at either the first or last trading day of the participation period. Similar to stock option grants, under the fair value accounting guidelines for stock compensation, the Company will recognize compensation expense related to the estimated fair value of the discounted components of stock purchased under the ESPP.

8. Legal Proceedings

Dwight Thompson v. The Vitamin Shoppe and Consolidated Actions. The Company reclassified its California store managers as non-exempt employees in January 2004. On February 25, 2005, plaintiff Dwight Thompson (“Thompson”), a former store manager, filed suit on behalf of himself and other “similarly situated” current and former California store managers and assistant store managers in the Superior Court of the State of California for the County of Orange (“Orange County Superior Court”), alleging causes of action for alleged wage and hour violations, unfair business practices, unfair competition under Cal. Bus. & Prof. Code §§ 17000 et seq. (“UCL”) and penalties under the Labor Code Private Attorneys General Act, Cal. Labor Code §§ 2698 et seq. (“PAGA”) (the “Thompson Action”). Almost one year later, on July 7, 2006, the same group of plaintiffs’ attorneys who were representing Thompson filed another wage and hour lawsuit against The Vitamin Shoppe based on substantively identical allegations in the Orange County Superior Court, entitled Estel v. The Vitamin Shoppe Industries Inc. (Case No. 06CC07852) (the “Estel Action”). Plaintiffs in the Estel Action were already class members in the Thompson Action. In January 2008, the Court consolidated the Thompson and Estel actions. In the consolidated complaint, Plaintiffs assert nine claims for relief against the Company: (1) failure to pay overtime wages; (2) unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide meal periods; (5) failure to provide rest periods; (6) unfair competition under the UCL; (7) failure to provide itemized wage statements; (8) failure to provide wages and accrued vacation upon termination; and (9) recovery of civil penalties under PAGA. Plaintiffs purport to bring their UCL and PAGA claims as representative actions and the remaining claims as individual claims and on behalf of a class composed of all current and former assistant managers and managers of the Company who were employed on or after April 14, 2006 (the “Amended Thompson Action”). The Company intends to defend the Amended Thompson Action vigorously. As of March 27, 2010, the Company does not believe the financial statement impact of this matter will be material.

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq.,

(“Proposition 65”) require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. The Company has withdrawn certain named products from the California market and has provided warnings with respect to other products still available in California pending discussions with the public prosecutors. The Napa County District Attorney has expressed concerns on several occasions as to the method of warning employed by the Company and the completeness of its implementation. The Company has revised its warnings and reviewed its procedures for implementing warnings. The Company has responded to numerous requests for information and has met in person with representatives of the Napa County District Attorney and the California Attorney General to attempt to resolve this matter. As of March 27, 2010, the Company does not believe the financial statement impact of this matter will be material.

The People of the State of California v. 21st Century Healthcare, Inc. On October 22, 2008, a private enforcer named Vicky Hamilton sent over 70 manufacturers and retailers of multivitamin products, including the Company, various Sixty-Day Notices of Violation of Proposition 65, Cal. Health & Safety Code section 25249.5 et seq. alleging that certain products contain lead and lead compounds and were sold in California without a Proposition 65 warning threatening litigation pertaining to two of the Company’s multivitamin products. On December 23, 2008, the California Attorney General and nine California District Attorneys filed a complaint on behalf of the People of the State of California against a number of companies who received notices of violation from Ms. Hamilton, including the Company in Alameda County Superior Court. The action alleges violations of both Proposition 65 and the UCL and supplants the litigation Ms. Hamilton sought to bring against the Company on the claims stated in her Notice of Violation. Penalties under Proposition 65 may be assessed at the maximum rate of $2,500 per violation per day. Penalties under the UCL may be assessed at the same rate and are cumulative to those available under Proposition 65. Injunctive relief and attorneys fees are also available. The Company is investigating these claims and discussing them with the California Attorney General and District Attorneys. At this time it is premature to determine the extent of any potential loss. Accordingly, as of March 27, 2010, the Company has not accrued any liabilities related to this litigation.

J.C. Romero v. ErgoPharm Inc., Proviant Technologies Inc., VS Holdings Inc, d/b/a Vitamin Shoppe, and General Nutrition Centers Inc. On April 27, 2009, plaintiff, a professional baseball player, filed a complaint against us, among others, in Superior Court of New Jersey (Law Division/Camden County). Plaintiff alleges that he purchased from one of our stores and consumed 6-OXO Extreme, which was manufactured by a third party, and in August 2008, allegedly tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages, including lost income during the suspension. The Company denies any and all liability and intends to vigorously defend these claims. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time. Accordingly, as of March 27, 2010, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of March 27, 2010, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

9. Related Party Transactions

The Company had a management agreement with IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC), which terminated on November 2, 2009, as a result of the IPO. This agreement provided for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. In addition, per the agreement a one-time termination fee of approximately $0.8 million was charged to expense during the fourth Fiscal quarter of 2009 in connection with the Company’s initial public offering. Accordingly, there were no amounts paid during the three months ended March 27, 2010. Amounts paid for the three months ended March 28, 2009 were approximately $0.4 million.

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

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 3- Summary of Significant Accounting Policies in the Fiscal 2009 consolidated financial statements. The Company has allocated $131.9 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended
	March 27, 2010	March 28, 2009
Sales:
Retail	$169,063	$151,642
Direct	22,550	20,913

Net sales	191,613	172,555

Income from operations:
Retail	31,356	24,675
Direct	4,491	4,366
Corporate costs	(17,775)	(16,340)

Income from operations	$18,072	$12,701

11. Fair Value of Financial Instruments

The fair value of the Company’s Notes have been determined by the Company using quoted market prices. The following table sets forth the carrying amounts and fair values of the Company’s Notes at March 27, 2010 and December 26, 2009 (in thousands):

	March 27, 2010		December 26, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Second Priority Senior Secured Floating Rate Notes	$100,106	$100,481	$120,106	$120,669

The fair value of the Notes at March 27, 2010, is based on the last trade closest to that date which was February 11, 2010. The fair value for December 26, 2009, is based on the last trade closest to that date which was December 23, 2009.

Prior to its termination, the Company had an interest rate swap which was established as a cash flow hedge on a portion of its Notes to offset fluctuations related to the variable rate interest payments as described in Note 6. The unrecognized loss related to the interest rate swap is included in accumulated other comprehensive loss in the condensed consolidated balance sheets. The swap was previously categorized within Level 2 in the fair value hierarchy. For the three months ended March 27, 2010, approximately $0.4 million, was reclassified from accumulated other comprehensive loss and the related deferred tax assets to earnings (as a component of interest expense). As of March 27, 2010, the Company expects approximately $0.5 million of unrealized losses, net of taxes, that are reported in accumulated other comprehensive loss, along with $0.4 million of deferred tax assets related to the swap, to be reclassified into earnings within the next seven months.

12. Subsequent Events

On March 30, 2010, the Company entered into a three year agreement with a west coast third party logistics facility to service its stores in the westernmost United States. On April 21, 2010, the Company amended its 2009 Revolving Credit Facility agreement increasing the maximum credit limit by $20.0 million to $70.0 million. In addition, in connection with the aforementioned west coast facility agreement, the 2009 Revolving Credit Facility was amended to accommodate the allocation of the Company’s inventory between its New Jersey distribution center and the west coast logistics facility. On April 21, 2010, the Company announced its notice of redemption for $25.0 million in aggregate principal of its outstanding Notes, along with accrued and unpaid interest through the redemption date. The Company expects to complete the redemption by May 21, 2010, which will be funded through drawing on the amended Revolving Credit Facility and existing cash and cash equivalents.

13. Supplemental Guarantor Information

The payment obligations of Industries under the Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by: VSI (Industries’s parent), Direct (Industries’s sole subsidiary), all of Industries’s future restricted domestic subsidiaries, and VSI’s. The Notes and the guarantees are Industries’s, VSI’ and Direct’s second priority senior secured obligations. They rank equally with all of Industries’s, Holding’s and Direct’s existing and future senior indebtedness and rank senior to all of Industries’s, VSI’ and Direct’s existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinate to all of Industries’s, VSI’ and Direct’s existing first priority senior secured indebtedness, to the extent of the collateral securing such indebtedness, including indebtedness under the Revolving Credit Facility.

The indenture governing the Notes restricts the ability of Industries and Direct to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets.

The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations, and statements of cash flows for VSI, Industries and Direct:

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF MARCH 27, 2010

(In thousands, except share data)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,663	$1,932	$8,567	$—	$12,162
Inventories	—	17,510	94,947	—	112,457
Prepaid expenses and other current assets	—	170	13,276	—	13,446
Intercompany receivable	50,292	294,355	257,687	(602,334)	—
Deferred income taxes	—	370	2,716	—	3,086

Total current assets	51,955	314,337	377,193	(602,334)	141,151
Property and equipment, net	—	21,362	62,093	—	83,455
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	70,165	—	70,165
Other assets:
Deferred financing fees, net of accumulated amortization of $2,678	—	—	1,796	—	1,796
Other long-term assets	—	2	1,870	—	1,872
Deferred income tax asset	4,117	2,027	15,802	(21,946)	—

Total other assets	4,117	2,029	19,468	(21,946)	3,668
Investment in subsidiary	209,580	—	57,953	(267,533)	—

Total assets	$265,652	$337,728	$764,120	$(891,813)	$475,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$—	$—	$1,595	$—	$1,595
Revolving credit facility	—	—	20,000	—	20,000
Intercompany payable	17,400	269,225	315,709	(602,334)	—
Accounts payable	—	132	28,561	—	28,693
Deferred sales	—	836	4,668	—	5,504
Accrued salaries and related expenses	—	656	3,672	—	4,328
Other accrued expenses	2,502	1,712	14,366	—	18,580

Total current liabilities	19,902	272,561	388,571	(602,334)	78,700
Long-term debt	—	—	100,106	—	100,106
Capital lease obligation, net of current portion	—	—	1,953	—	1,953
Deferred income taxes	514	2,995	37,494	(21,946)	19,057
Other long-term liabilities	—	6	4,981	—	4,987
Deferred rent	—	4,213	21,435	—	25,648

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized, 26,849,710 shares issued and outstanding at March 27, 2010	268	—	—	—	268
Additional paid-in capital	212,171	20,165	166,791	(186,956)	212,171
Accumulated other comprehensive loss	(535)	—	(535)	535	(535)
Retained earnings	33,332	37,788	43,324	(81,112)	33,332

Total stockholders’ equity	245,236	57,953	209,580	(267,533)	245,236

Total liabilities and stockholders’ equity	$265,652	$337,728	$764,120	$(891,813)	$475,687

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 26, 2009

(In thousands, except share data)

	Vitamin Shoppe, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,767	$917	$6,113	$—	$8,797
Inventories	—	17,510	88,581	—	106,091
Prepaid expenses and other current assets	—	208	13,193		13,401
Intercompany receivable	47,444	292,145	262,745	(602,334)	—
Deferred income taxes	—	723	4,422	—	5,145

Total current assets	49,211	311,503	375,054	(602,334)	133,434
Property and equipment, net	—	21,869	62,091	—	83,960
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	70,356	—	70,356
Other assets:
Deferred financing fees, net of accumulated amortization of $2,856	—	—	2,384	—	2,384
Other	—	2	1,873	—	1,875
Deferred income tax asset	3,741	1,969	15,844	(21,554)	—

Total other assets	3,741	1,971	20,101	(21,554)	4,259
Investment in Subsidiary	200,051	—	54,533	(254,584)	—

Total assets	$253,003	$335,343	$759,383	$(878,472)	$469,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$20,000	$—	$20,000
Current portion of capital lease obligation	—	—	1,537	—	1,537
Revolving credit facility	—	—	—	—	—
Intercompany payable	17,400	269,225	315,709	(602,334)	—
Accounts payable	—	166	24,909	—	25,075
Deferred sales	—	2,596	11,790	—	14,386
Accrued salaries and related expenses	—	716	6,835	—	7,551
Other accrued expenses	803	953	12,713	—	14,469

Total current liabilities	18,203	273,656	393,493	(602,334)	83,018
Long-term debt	—	—	100,106	—	100,106
Capital lease obligation, net of current portion	—	—	2,303	—	2,303
Deferred income taxes	449	3,020	38,030	(21,554)	19,945
Other long term liabilities	—	4	4,762	—	4,766
Deferred rent	—	4,130	20,638	—	24,768

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 26,750,423 shares issued and outstanding	268	—	—	—	268
Additional paid-in capital	210,359	20,165	166,791	(186,956)	210,359
Accumulated other comprehensive loss	(882)	—	(882)	882	(882)
Retained earnings	24,606	34,368	34,142	(68,510)	24,606

Total stockholders’ equity	234,351	54,533	200,051	(254,584)	234,351

Total liabilities and stockholders’ equity	$253,003	$335,343	$759,383	$(878,472)	$469,257

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 27, 2010

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$38,570	$153,043	$—	$191,613
Commissions	—	5,301	2,128	(7,429)	—
Cost of goods sold	—	26,663	101,427	(1,491)	126,599

Gross profit	—	17,208	53,744	(5,938)	65,014
Selling, general and administrative expenses	809	11,655	40,416	(5,938)	46,942
Related party expenses	—	—	—	—	—

(Loss) income from operations	(809)	5,553	13,328	—	18,072
Loss on extinguishment of debt	—	—	552	—	552
Interest expense, net	—	1	2,926	—	2,927

(Loss) income before (benefit) provision for income taxes	(809)	5,552	9,850	—	14,593
(Benefit) provision for income taxes	(354)	2,131	4,090	—	5,867

(Loss) income before equity in net earnings of subsidiary	(455)	3,421	5,760	—	8,726
Equity in net earnings of subsidiary	9,181	—	3,421	(12,602)	—

Net income	$8,726	$3,421	$9,181	$(12,602)	$8,726

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 28, 2009

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$32,852	$139,703	$—	$172,555
Commissions	—	5,078	1,865	(6,943)	—
Cost of goods sold	—	23,762	93,041	(1,260)	115,543

Gross profit	—	14,168	48,527	(5,683)	57,012
Selling, general and administrative expenses	628	11,244	37,752	(5,683)	43,941
Related party expenses	—	—	370	—	370

(Loss) income from operations	(628)	2,924	10,405	—	12,701
Interest expense, net	—	—	5,007	—	5,007

(Loss) income before (benefit) provision for income taxes	(628)	2,924	5,398	—	7,694
(Benefit) provision for income taxes	(275)	1,134	2,273	—	3,132

(Loss) income before equity in net earnings of subsidiary	(353)	1,790	3,125	—	4,562
Equity in net earnings of subsidiary	4,915	—	1,790	(6,705)	—

Net income	$4,562	$1,790	$4,915	$(6,705)	$4,562

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 27, 2010

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$8,726	$3,421	$9,181	$(12,602)	$8,726
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	—	—	552	—	552
Loss on disposal of fixed assets	—	—	2	—	2
Depreciation and amortization of fixed and intangible assets	—	1,253	4,161	—	5,414
Amortization of deferred financing fees	—	—	285		285
Amortization of unrealized loss on terminated swap			366		366
Deferred income taxes	(311)	270	971	—	930
Deferred rent	—	83	624	—	707
Equity compensation expense	809	—	—	—	809
Tax benefits on exercises of stock options	(403)		—		(403)
Equity in earnings of subsidiary	(9,181)	—	(3,421)	12,602	—
Changes in operating assets and liabilities:
Inventories	—	—	(6,366)	—	(6,366)
Prepaid expenses and other current assets	—	38	493	—	531
Intercompany	(2,445)	(2,210)	4,655	—	—
Other non-current assets	—	—	3	—	3
Accounts payable	—	(34)	4,375	—	4,341
Accrued expenses and other current liabilities	1,697	(1,061)	(8,577)	—	(7,941)
Other long-term liabilities	—	1	221	—	222

Net cash provided by operating activities	(1,108)	1,761	7,525	—	8,178

Cash flows from investing activities:
Capital expenditures	—	(746)	(4,662)	—	(5,408)

Net cash used in investing activities	—	(746)	(4,662)	—	(5,408)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	20,000	—	20,000
Repayment of borrowings under revolving credit agreement	—	—	—	—	—
Payments of capital lease obligation	—	—	(381)	—	(381)
Redemption of long term debt (Notes)	—		(20,000)		(20,000)
Payments for expenses related to the offering	(87)		—		(87)
Proceeds from exercises of common stock options	687		—		687
Tax benefits on exercises of stock options	403		—		403
Deferred financing fees	—	—	(27)	—	(27)

Net cash provided by (used in) financing activities	1,003	—	(408)	—	595

Net (decrease) increase in cash and cash equivalents	(105)	1,015	2,455	—	3,365
Cash and cash equivalents beginning of period	1,767	917	6,113	—	8,797

Cash and cash equivalents end of period	$1,662	$1,932	$8,568	$—	$12,162

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 28, 2009

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$4,562	$1,790	$4,915	$(6,705)	$4,562
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	1	—	—	1
Depreciation and amortization of fixed and intangible assets	—	1,143	3,935	—	5,078
Amortization of deferred financing fees			292		292
Deferred income taxes	(275)	243	640	—	608
Deferred rent	—	55	903	—	958
Equity compensation expense	628	—	—	—	628
Equity in earnings of subsidiary	(4,915)	—	(1,790)	6,705	—
Changes in operating assets and liabilities:					—
Inventories	—	27	825	—	852
Prepaid expenses and other current assets	—	19	324	—	343
Intercompany		275	(275)	—	—
Other non-current assets	—	—	(9)	—	(9)
Accounts payable	—	93	5,199	—	5,292
Accrued expenses and other current liabilities	—	(1,267)	(8,556)	—	(9,823)
Other long-term liabilities	—	3	45	—	48

Net cash provided by operating activities	—	2,382	6,448	—	8,830

Cash flows from investing activities:
Capital expenditures	—	(2,403)	(5,974)	—	(8,377)

Net cash used in investing activities	—	(2,403)	(5,974)	—	(8,377)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	3,000	—	3,000
Repayment of borrowings under revolving credit agreement	—	—	(3,000)		(3,000)
Payments of capital lease obligation	—	—	(290)	—	(290)

Net cash provided by financing activities	—	—	(290)	—	(290)

Net increase (decrease) in cash and cash equivalents	—	(21)	184	—	163
Cash and cash equivalents beginning of period	—	841	782	—	1,623

Cash and cash equivalents end of period	$—	$820	$966	$—	$1,786

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, new stores, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K filed on March 17, 2010 with the Securities and Exchange Commission.

Company Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. As of April 27, 2010, we operated 457 stores located in 37 states and the District of Columbia and sold direct to consumers through our web sites primarily www.vitaminshoppe.com, and our nationally circulated catalog. We target the dedicated, well-informed vitamin, mineral and supplement (“VMS”) consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. We market over 700 different nationally recognized brands as well as our proprietary Vitamin Shoppe, BodyTech and MD Select brands. We offer our customers a selection of approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and an additional 12,000 SKUs available through our Internet and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or at mass merchants, such as drug stores chains and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

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

Since the beginning of 2006, we have aggressively pursued new store growth. During this period through March 27, 2010, we opened 185 new stores, expanding our presence in our existing markets as well as entering new markets such as California, Texas, Michigan and Hawaii. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

Direct. Our direct segment consists of our internet operations from our websites, primarily www.vitaminshoppe.com, and our nationally circulated catalog. The direct segment enables us to service customers outside our retail markets and provides us with data that we use to assist us in the selection of future store locations.

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

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2006, we have opened 189 stores and operate 457 stores located in 37 states and the District of Columbia as of April 27, 2010. To accommodate the anticipated growth and geographic dispersion of our store locations we have entered into an agreement with a west coast third party logistics facility, which we plan to utilize in the latter half of fiscal 2010. The agreement is for a period of three years.

Our stores typically require three to four years to mature, generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin and sales per square foot. As our recently opened stores mature, we expect them to contribute meaningfully to our operating results.

We intend to redeem more of our outstanding Notes during Fiscal 2010 and Fiscal 2011. We anticipate the amount of Notes to be redeemed during the remainder of Fiscal 2010 to be approximately $25.0 million based on our current liquidity needs and availability.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 of the notes to the Consolidated Financial Statements included in our financial statements for Fiscal 2009, Fiscal 2008, and Fiscal 2007, filed with the Securities and Exchange Commission on March 17, 2010, in our Annual Report on Form 10-K. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of our Board of Directors has reviewed its disclosures relating to them. Management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

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

Loss on extinguishment of debt represents expenses incurred in connection with the redemption or repayment of debt.

Interest expense, net includes interest on our second priority senior secured floating rate notes (the “Notes”) along with interest on our swap and the amortization of the unrealized loss portion, interest on the revolving credit facility, letters of credit fees, interest on our capital leases, as well as amortization of financing costs, offset with interest income earned from highly liquid investments (investments purchased with an original maturity of three months or less).

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended
	March 27, 2010	March 28, 2009
Net sales	$191,613	$172,555
Increase in comparable store net sales	6.2%	5.1%
Gross profit as a percent of net sales	33.9%	33.0%
Income from operations	$18,072	$12,701

The following table shows the growth in our network of stores during the three months ended March 27, 2010 and March 28, 2009:

	Three Months Ended
	March 27, 2010	March 28, 2009
Store Data:
Stores open at beginning of period	438	401
Stores opened	16	17
Stores closed	(1)	—

Stores open at end of period	453	418

Results of Operations

The information presented below is for the three months ended March 27, 2010 and March 28, 2009 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three months ended March 27, 2010 and March 28, 2009 as a percentage of net sales:

	Three Months Ended
	March 27, 2010	March 28, 2009
Net sales	100.0%	100.0%
Cost of goods sold	66.1%	67.0%

Gross profit	33.9%	33.0%
Selling, general and administrative expenses	24.5%	25.5%
Related party expenses	0.0%	0.1%

Income from operations	9.4%	7.4%
Loss on extinguishment of debt	0.3%	0.0%
Interest expense, net	1.5%	2.9%

Income before provision for income taxes	7.6%	4.5%
Provision for income taxes	3.0%	1.9%

Net income	4.6%	2.6%

Three Months Ended March 27, 2010 Compared To Three Months Ended March 28, 2009

Net Sales

Net sales increased $19.1 million, or 11.0%, to $191.6 million for the three months ended March 27, 2010 compared to $172.6 million for the three months ended March 28, 2009. The increase was primarily the result of an increase in our comparable store sales, and new sales from our non-comparable stores, as well as an increase in our direct sales.

Retail

Net sales from our retail stores increased $17.4 million, or 11.5%, to $169.1 million for the three months ended March 27, 2010 compared to $151.6 million for the three months ended March 28, 2009. We operated 453 stores as of March 27, 2010 compared to 418 stores as of March 28, 2009. Our overall store sales for the three months ended March 27, 2010 increased due to non-comparable store sales increases of $8.1 million and an increase in comparable store sales of $9.3 million, or 6.2%. Our overall sales increased primarily in the categories of supplements, which increased $3.3 million; vitamins and minerals, which increased $3.4 million; and sports nutrition, which increased $8.7 million.

The supplements category was among our fastest growing categories as we continue to experience significant growth in sales of essential fatty acids, or EFAs, as well as experiencing growth in other products during the quarter, such as CoQ10 and probiotics for digestive health. Sales in our vitamin and minerals category increased at a rate greater than the overall increase in net sales due to the introduction of new special formulations for men and women as well as an increase in sales of Vitamin D. Product sales in the sports nutrition category continues to be among our fastest growing categories and has been so for thirteen consecutive quarters. We expect this trend to continue based on the growth of the fitness-conscious market.

Direct

Net sales to our direct customers increased $1.6 million, or 7.8%, to $22.6 million for the three months ended March 27, 2010 compared to $20.9 million for the three months ended March 28, 2009. The overall increase in our direct sales was due to an increase in our internet sales of approximately $2.4 million which was offset by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers gained as a result of an increase in promotional activity through certain of our online store-fronts. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $11.1 million, or 9.6%, to $126.6 million for the three months ended March 27, 2010 compared to $115.5 million for the three months ended March 28, 2009. The dollar increase was primarily due to an increase in product sold and occupancy costs for the quarter ended March 27, 2010, as compared to the quarter ended March 28, 2009. Cost of goods sold as a percentage of net sales decreased to 66.1% for the three months ended March 27, 2010, compared to 67.0% for the three months ended March 28, 2009. The decrease of cost of goods sold as a percentage of net sales was due to decreases in product costs of 0.7% as a percentage of net sales, as well as a decrease in occupancy costs of 0.2% as a percentage of net sales. The decrease in product costs as a percentage of net sales was due primarily to a decrease in promotional activity during the three months ended March 27, 2010, as compared to the three months ended March 28, 2009.

Gross Profit

As a result of the foregoing, gross profit increased $8.0 million, or 14.0%, to $65.0 million for the three months ended March 27, 2010 compared to $57.0 million for the three months ended March 28, 2009. Gross profit as a percentage of sales increased to 33.9% for the quarter ended March 27, 2010, compared to 33.0% for the quarter ended March 28, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses, increased $3.0 million, or 6.8%, to $46.9 million for the three months ended March 27, 2010, compared to $43.9 million for the three months ended March 28, 2009. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales decreased to 24.5% for the three months ended March 27, 2010, compared to 25.5% for the three months ended March 28, 2009.

Operating payroll and related benefits increased $1.5 million, or 8.9%, to $18.1 million for the three months ended March 27, 2010 compared to $16.6 million for the three months ended March 28, 2009. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.4% for the three months ended March 27, 2010 compared to 9.6% for the three months ended March 28, 2009. The decrease as a percentage of net sales was primarily due to greater sales per hour for the quarter ended March 27, 2010, as compared to the quarter ended March 28, 2009, due to the maturation of our newer stores.

Advertising and promotion expenses decreased $0.7 million, or 15.5%, to $3.7 million for the three months ended March 27, 2010 compared to $4.4 million for the three months ended March 28, 2009. Advertising and promotion expenses as a percentage of net sales decreased to 1.9% for the three months ended March 27, 2010, compared to 2.5% for the three months ended March 28, 2009. The decrease is primarily due to a reduction in grand opening promotions for our new stores for the three months ended March 27, 2010, as compared to the three months ended March 28, 2009.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $2.2 million, or 9.6%, to $25.2 million for the three months ended March 27, 2010 compared to $23.0 million for the three months ended March 28, 2009. The dollar increase in other selling, general and administrative expenses was due to increases in the following expenses: depreciation and amortization expense of approximately $0.3 million; corporate payroll expenses of $0.8 million; stock-based compensation expense of $0.2 million; credit card fees of $0.3 million; and various general administrative expenses of $0.5 million. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.1% during the three months ended March 27, 2010 compared to 13.3% for the three months ended March 28, 2009. The decrease as a percentage of sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the quarter ended March 27, 2010, as compared to the quarter ended March 28, 2009.

Related Party Expenses

There were no related party for the three months ended March 27, 2010. Related party expenses for the three months ended March 28, 2009 were $0.4 million.

Income from Operations

As a result of the foregoing, income from operations increased $5.4 million, or 42.3%, to $18.1 million for the three months ended March 27, 2010 compared to $12.7 million for the three months ended March 28, 2009. Income from operations as a percentage of net sales increased to 9.4% for the three months ended March 27, 2010 compared to 7.4% for the three months ended March 28, 2009.

Retail

Income from operations for the retail segment increased $6.7 million, or 27.1%, to $31.4 million for the three months ended March 27, 2010 compared to $24.7 million for the three months ended March 28, 2009. Income from operations as a percentage of net sales for the retail segment increased to 18.5% for the three months ended March 27, 2010, compared to 16.3% for the three months ended March 28, 2009. The increase as a percentage of sales was primarily due to a 1.0% decrease in product costs as a percentage of sales as a result of a decrease in promotional markdowns during the quarter ended March 27, 2010, as compared to the quarter ended March 28, 2009. In addition, there was a decrease in advertising costs of 0.7% as a percentage of sales, due to a decrease in grand opening promotions during the quarter ended March 27, 2010, as compared to the quarter ended March 28, 2009.

Direct

Income from operations for the direct segment increased $0.1 million, or 2.9%, to $4.5 million for the three months ended March 27, 2010 compared to $4.4 million for the three months ended March 28, 2009. Income from operations as a percentage of net sales for the direct segment decreased to 19.9% for the three months ended March 27, 2010 compared to 20.9% for the three months ended March 28, 2009. The 1.0% decrease in income from operations as a percent of net sales was primarily due to an increase in product costs of 2.0%, as a percent of net sales, due largely to an increase in promotional pricing during the three months ended March 27, 2010, as compared to the three months ended March 28, 2009, offset by a decrease in distribution costs as a percentage of sales of 0.3%, and a decrease in payroll expenses of 0.7% as a percentage of sales during the three months ended March 27, 2010, as compared to the three months ended March 28, 2009. The decrease in distribution costs as a percentage of sales was primarily due to higher picking rates during the three months ended March 27, 2010, as compared to the three months ended March 28, 2009. The decrease in payroll expense as a percentage of sales was primarily attributable to an increase in sales made through certain online store-fronts, which do not require incremental payroll hours from our sales staff.

Corporate Costs

Corporate costs increased by $1.4 million, or 8.8%, to $17.8 million for the three months ended March 27, 2010 compared to $16.3 million for the three months ended March 28, 2009. Corporate costs as a percentage of net sales decreased to 9.3% for the three months ended March 27, 2010 compared to 9.5% for the three months ended March 28, 2009. The dollar increase was primarily due to increases in depreciation and amortization expense of approximately $0.3 million, corporate payroll expenses of $0.8 million, and stock-based compensation expense of $0.2 million during the quarter ended March 27, 2010, as compared to the quarter ended March 28, 2009. The decrease as a percentage of sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the quarter ended March 27, 2010, as compared to the quarter ended March 28, 2009.

Loss on extinguishment of debt

Loss on extinguishment of debt of $0.6 million for the quarter ended March 27, 2010, represents the write-off of a portion of the unrecognized loss of our interest rate swap of approximately $0.2 million, as well as the write-off of a portion of deferred financing fees of approximately $0.3 million, related to the redemption of a portion our Notes in January 2010.

Interest Expense, net

Interest expense net, decreased $2.1 million, or 41.5%, to $2.9 million for the three months ended March 27, 2010 compared to $5.0 million for the three months ended March 28, 2009. The decrease in interest expense was primarily due to the decrease in our outstanding Notes as a result of the redemption of $64.9 million in aggregate principal, offset in part by an increase in borrowings from our Revolving Credit Line of $20.0 million. In addition, we experienced lower interest rates on our debt during the three months ended March 27, 2010, as compared to the three months ended March 28, 2009.

Provision for Income Taxes

We recognized $5.9 million of income tax expense during the three months ended March 27, 2010 compared with $3.1 million for the three months ended March 28, 2009. The effective tax rate for the three months ended March 27, 2010 was 40.2%, compared to 40.7% for the three months ended March 28, 2009. The effective rate for the current period, as compared to the same period last year, decreased primarily due to certain changes in our blended state income tax rates.

Net Income

As a result of the foregoing, we generated net income of $8.7 million for the three months ended March 27, 2010 compared to $4.6 million for the three months ended March 28, 2009.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources:

	March 27, 2010	December 26, 2009
Balance Sheet Data:
Cash and cash equivalents	$12,162	$8,797
Working capital	62,451	50,416
Total assets	475,687	469,257
Total debt, including capital leases	123,654	123,946

	Three Months Ended
	March 27, 2010	March 28, 2009
Other Information:
Depreciation and amortization (1)	$5,414	$5,078

Cash Flows Provided By (Used In):
Operating activities	$8,178	$8,830
Investing activities	(5,408)	(8,377)
Financing activities	595	(290)

Net increase in cash and cash equivalents	$3,365	$163

(1)	Excludes amortization of deferred financing fees.

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

We plan to spend up to $22 million in capital expenditures during Fiscal 2010, of which up to $17 million will be in connection with our store growth and improvement plans with the remainder of up to $5 million being used for all other expenditures. Of the total capital expenditures projected for Fiscal 2010 we have already invested $5.4 million during the three months ended March 27, 2010. We plan on opening approximately 42 stores during Fiscal 2010, of which we have already opened 16 stores as of March 27, 2010. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of $165,000 to $185,000 at cost for each of our stores. Despite the recent challenges obtaining credit from the tightened global credit markets, we feel our new revolving credit facility (entered into on September 25, 2009, as discussed elsewhere in this document) will provide us with sufficient liquidity through the next fiscal year. Furthermore, we have an additional two years of liquidity as compared to our previous facility which we terminated on September 24, 2009. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital. In April 2010, we increased our 2009 Revolving Credit Facility by $20.0 million which we intend to use to redeem a portion of our Notes during Fiscal 2010.

We were in compliance with all debt covenants as of March 27, 2010.

Cash Provided by Operating Activities

Cash provided by operating activities was $8.2 million for the three months ended March 27, 2010, as compared to $8.8 million of cash provided by operating activities for the three months ended March 28, 2009. The $0.7 million decrease in cash flows from operating activities is primarily due to increases in expenditures on our inventory offset in part by an increase in our net income for the three months ended March 27, 2010, as compared to the three months ended March 28, 2009. The increase in changes to our inventory expenditures is largely attributable to the continued efficiency of our inventory management as we continue to achieve a just in time inventory replenishment model, and by an increase in the number of our stores. In the first fiscal quarter of 2009, we reduced our inventory while net sales increased. In the first fiscal quarter of 2010, we increased inventory 6% while net sales increased 11%.

Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 27, 2010, was $5.4 million, compared to $8.4 million during the three months ended March 28, 2009. Capital expenditures during the three months ended March 27, 2010, were used for the construction of 16 new stores, and improvements to existing stores, as well as computer equipment related to those stores. During the three months ended March 28, 2009, capital expenditures were used for the construction of 17 new stores, as well as computer equipment related to those stores.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.6 million for the three months ended March 27, 2010, as compared to net cash used in financing activities of $0.3 million for the three months ended March 28, 2009. The $0.9 million increase in cash provided by financing activities was due primarily to cash received from the exercise of employee stock options during the three months ended March 27, 2010.

2005 Second Priority Senior Secured Floating Rate Notes

Commencing on February 15, 2006, interest on our Notes was set at a per annum rate equal to a three month LIBOR plus 7.5%, which resets quarterly on February 15, May 15, August 15 and November 15 of each year. The weighted average interest rate from December 27, 2008 through March 27, 2010 was 7.85%. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the then applicable interest rate on the Notes. The indenture governing the Notes restricts the ability of Vitamin Shoppe Industries, Inc. (“Industries”) and VS Direct, Inc. (“Direct”) to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets.

2009 Revolving Credit Facility

On September 25, 2009, we entered into a new revolving credit facility (the “2009 Revolving Credit Facility”), and simultaneously terminated our existing credit facility that was entered into on November 15, 2005. We entered into the 2009 Revolving Credit Facility to obtain an additional two years of liquidity beyond the termination date of our previous facility. In doing so, we incurred an incremental borrowing rate of 1% as compared to the former revolving credit facility. The terms of the 2009 Revolving Credit Facility extend through September 2013, and allow us to borrow up to $50.0 million subject to the terms of the facility. Similar to our previous credit facility, the availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Industries and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of Vitamin Shoppe, Inc. (“VSI”), Industries and Direct. Direct and VSI, provided guarantees in respect of our obligations under the 2009 Revolving Credit Facility, and Industries and VSI, have provided guarantees in respect of Direct’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Industries, VSI and Direct. The 2009 Revolving Credit Facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. The 2009 Revolving Credit Facility has a maturity date of September 2013. However, the 2009 Revolving Credit Facility may terminate at August 15, 2012, if, prior to such date, a significant portion of our Notes has not been redeemed, as, at that date, the facility requires that the sum of all amounts owed under the Notes must be less than the sum of our cash and cash equivalents plus excess availability (as defined under the 2009 Revolving Credit Facility), subject to certain limitations. The largest amount borrowed at any given point during the period ended March 27, 2010 was $20.0 million. The unused available line of credit under the 2009 Revolving Credit Facility at March 27, 2010 was $29.1 million. In addition to the current availability, during April 2010 we amended our 2009 Revolving Credit Facility agreement to increase our availability on the facility by approximately $20.0 million, as we intend to redeem up to $25.0 million of our outstanding Notes during Fiscal 2010.

The borrowings under our 2009 Revolving Credit Facility accrue interest, at our option at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate. The weighted average interest rate for the 2009 revolving credit line from December 26, 2009 through March 27, 2010, was 2.74%.

We entered into an interest rate swap during December 2005 on a portion of our Notes. The interest rate swap had a maturity date of November 2010, and was terminated on September 25, 2009, at a cost of $2.6 million (the fair market value). The unamortized residual unrecognized loss of the interest rate swap resulting from the termination is recorded in accumulated other comprehensive loss in the condensed consolidated balance sheet. The amount of the unamortized loss was $0.9 million along with related deferred taxes of $0.6 million at December 26, 2009, and $0.5 million along with related deferred taxes of $0.4 million, at March 27, 2010.

Contractual Obligations and Commercial Commitments

As of March 27, 2010, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Capital Lease Obligation, Including Interest	Long-Term Debt (2)	Interest Payments (3)	Revolving Credit Facility (2)
Remainder of Fiscal 2010	$62,364	$55,179	$1,349	$—	$5,836	$—
2011	82,200	72,777	1,642	—	7,781	—
2012	177,642	70,204	848	100,106	6,484	—
2013	83,841	63,841	—	—	—	20,000
2014	53,815	53,815	—	—	—	—
Thereafter	130,224	130,224	—	—	—	—

	$590,086	$446,040	$3,839	$100,106	$20,101	$20,000

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during the first three months of Fiscal of 2010. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 17.2% of our minimum lease obligations for the three months ended March 27, 2010.

(2)	We intend to redeem $25.0 million of our Notes during the second quarter of Fiscal 2010, primarily funded by our 2009 Revolving Credit Facility.

(3)	Interest payments are based upon the prevailing interest rates at March 27, 2010. Interest payments do not include interest expense related to our revolving credit facility due to its revolving nature.

We have an aggregate contingent liability of up to $2.5 million related to potential severance payments for six executives as of March 27, 2010 pursuant to their respective employment agreements. We have an aggregate contingent liability of up to $2.3 million related to potential severance payments for nine employees as of March 27, 2010, following a change in control pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.

Excluded from the above commitments is $4.6 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.

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

Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information.

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

Our 2009 Revolving Credit Facility and Notes carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statements of operations and our cash flows are exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to the interest expense on our Notes of approximately $1.0 million annually. Additionally, a one percentage point increase in LIBOR would cause an increase to our annual interest expense on our revolving credit facility of $0.2 million based on the balance of our 2009 Revolving Credit Facility as of March 27, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of March 27, 2010, pursuant to Exchange Act Rule 13a-l5. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 27, 2010 are effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control structure over financial reporting during the quarter ended March 27, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 8 in the Notes to Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 1A.	Risk Factors

In addition to the risk factor included below, please refer to the Risk Factors section in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 17, 2010, for a complete explanation of the factors affecting our business. Other than the risk factor included below, there have been no material changes from risk factors previously disclosed in our Form 10-K, as filed with the Securities and Exchange Commission on March 17, 2010.

Recent legislation regarding healthcare may adversely impact our results of operations

The Patient Protection and Affordable Care Act signed into law in March 2010, may require us to make additional contributions to our current health care programs which may have an adverse impact on the results of our operations and cash flows.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 2010.

VSI, INC.

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