Form 10-Q
period 2010-06-26
Vitamin Shoppe, Inc.
filed 2010-08-05
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

or

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

(201) 868-5959

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

As of July 29, 2010, Vitamin Shoppe Inc., had 27,810,717 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Vitamin Shoppe, Inc. (formerly VS Holdings, Inc. (“VSI”)), Vitamin Shoppe Industries Inc. (“Industries”) and VS Direct Inc. (“Direct,” and, together with VSI and Industries, the “Company,” “we,” “us” or “our”) caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, new stores, working capital, liquidity, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements.” You can identify these statements by forward-looking words such as “expect,” “intend,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 26, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$18,193	$8,797
Inventories	106,251	106,091
Prepaid expenses and other current assets	17,208	13,401
Deferred income taxes	3,103	5,145

Total current assets	144,755	133,434
Property and equipment, net	82,420	83,960
Goodwill	177,248	177,248
Other intangibles, net	70,012	70,356
Other assets:
Deferred financing fees, net of accumulated amortization of $2,253 and $2,856 in 2010 and 2009, respectively	1,310	2,384
Other long-term assets	1,844	1,875

Total other assets	3,154	4,259

Total assets	$477,589	$469,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$20,000
Current portion of capital lease obligation	1,648	1,537
Revolving credit facility	33,000	—
Accounts payable	16,660	25,075
Deferred sales	8,502	14,386
Accrued salaries and related expenses	5,351	7,551
Other accrued expenses	16,894	14,469

Total current liabilities	82,055	83,018
Long-term debt, net of current portion	75,106	100,106
Capital lease obligation, net of current portion	1,619	2,303
Deferred income taxes	18,681	19,945
Other long-term liabilities	5,017	4,766
Deferred rent	26,162	24,768
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized, 27,791,900 shares issued and outstanding at June 26, 2010, and 400,000,000 shares authorized, 26,750,423 shares issued and outstanding at December 26, 2009	278	268
Additional paid-in capital	228,281	210,359
Accumulated other comprehensive loss	(251)	(882)
Retained earnings	40,641	24,606

Total stockholders’ equity	268,949	234,351

Total liabilities and stockholders’ equity	$477,589	$469,257

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net sales	$192,234	$171,143	$383,847	$343,698
Cost of goods sold	128,541	115,381	255,140	230,924

Gross profit	63,693	55,762	128,707	112,774
Selling, general and administrative expenses	48,246	43,171	95,188	87,113
Related party expenses	—	447	—	816

Income from operations	15,447	12,144	33,519	24,845
Loss on extinguishment of debt	568	—	1,120
Interest expense, net	2,562	4,832	5,489	9,839

Income before provision for income taxes	12,317	7,312	26,910	15,006
Provision for income taxes	5,008	3,106	10,875	6,238

Net income	7,309	4,206	16,035	8,768
Preferred stock dividends in arrears	—	2,628	—	5,205

Net income available to common stockholders	$7,309	$1,578	$16,035	$3,563

Weighted average shares outstanding
Basic	27,130,809	14,175,906	26,911,896	14,175,906
Diluted	28,159,448	15,670,533	27,933,956	15,820,009
Net income per share
Basic	$0.27	$0.11	$0.60	$0.25
Diluted	$0.26	$0.10	$0.57	$0.23

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 26, 2010	June 27, 2009
Cash flows from operating activities:
Net income	$16,035	$8,768
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	1,120	—
Loss on disposal of fixed assets	2	58
Depreciation and amortization of fixed and intangible assets	11,049	10,293
Amortization of deferred financing fees	474	584
Amortization of unrealized loss on terminated swap	651	—
Deferred income taxes	336	(1,340)
Deferred rent	1,040	1,565
Equity compensation expense	1,895	1,269
Tax benefits on exercises of stock options	(7,129)	—
Changes in operating assets and liabilities:
Inventories	(160)	3,448
Prepaid expenses and other current assets	3,678	1,977
Other non-current assets	31	(82)
Accounts payable	(7,410)	1,182
Accrued expenses and other current liabilities	(5,607)	(4,548)
Other long-term liabilities	251	217

Net cash provided by operating activities	16,256	23,391

Cash flows from investing activities:
Capital expenditures	(10,013)	(13,771)

Net cash used in investing activities	(10,013)	(13,771)

Cash flows from financing activities:
Borrowings under revolving credit agreement	38,000	3,000
Repayments of borrowings under revolving credit agreement	(5,000)	(11,500)
Payment of capital lease obligations	(786)	(636)
Redemption of long term debt (Notes)	(45,000)	—
Payments for expenses related to initial public offering	(87)	—
Proceeds from exercises of common stock options	8,995	—
Tax benefits on exercises of stock options	7,129	—
Deferred financing fees	(98)	—

Net cash provided by (used in) financing activities	3,153	(9,136)

Net increase in cash and cash equivalents	9,396	484
Cash and cash equivalents beginning of period	8,797	1,623

Cash and cash equivalents end of period	$18,193	$2,107

Supplemental disclosures of cash flow information:
Interest paid	$4,592	$9,138
Income taxes paid	$6,184	$5,625
Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$520	$181
Assets acquired under capital lease	$213	$508

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amounts
Balance at December 26, 2009	26,750,423	$268	$210,359	$(882)	$24,606	$234,351

Net income	—	—	—	—	16,035	16,035
Interest rate swap, net of taxes of $442	—	—	—	631	—	631

Total Comprehensive Income						16,666
Expenses relating to the Initial Public Offering	—	—	(87)	—	—	(87)
Issuance of restricted shares	57,813	—	—	—	—	—
Exercise of stock options	983,664	10	8,985	—	—	8,995
Tax benefits on exercise of stock options	—	—	7,129	—	—	7,129
Equity compensation expense	—	—	1,895	—	—	1,895

Balance at June 26, 2010	27,791,900	$278	$228,281	$(251)	$40,641	$268,949

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

The condensed consolidated financial statements as of June 26, 2010 and December 26, 2009, and for the three and six months ended June 26, 2010 and June 27, 2009, include the accounts of VSI, Industries and Direct. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of June 26, 2010 and for the three and six months ended June 26, 2010 and June 27, 2009, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 26, 2009, as filed with the Securities and Exchange Commission on March 17, 2010. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-week period, ending the last Saturday in December. Fiscal 2010 is a 52-week period ending December 25, 2010 and Fiscal 2009 was a 52-week period ended December 26, 2009. The results for the three and six months ended June 26, 2010 and June 27, 2009, are each based on 13-week periods and 26-week periods, respectively.

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

Financial Instruments Policy—The Company entered into an interest rate swap during December 2005 on a portion of its Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”), which was designated as a cash flow hedge. The interest rate swap had a maturity date of November 2010, and was terminated on September 25, 2009, at a cost of $2.6 million (the fair market value). The unamortized residual unrecognized loss of the interest rate swap resulting from the termination is recorded in accumulated other comprehensive loss in the amount of $0.9 million along with related deferred taxes of $0.6 million at December 26, 2009, and at June 26, 2010, the balance of the unamortized residual unrecognized loss recorded in accumulated other comprehensive loss was $0.3 million along with related deferred taxes of $0.2 million.

The amounts in both accumulated other comprehensive loss and deferred tax assets relating to the unrecognized loss will amortize during Fiscal 2010 and be charged as a component of interest expense through November 2010, the remainder of the original term of the hedge. The Company does not engage in hedging activities for speculative purposes.

Advertising Costs—Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Advertising expense was $3.5 million and $7.2 million for the three and six months ended June 26, 2010, respectively, and $3.0 million and $7.4 million for the three and six months ended June 27, 2009, respectively.

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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three months ended		Six months ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Numerator:
Net income available to common stockholders	$7,309	$1,578	$16,035	$3,563

Denominator:
Basic weighted average common shares outstanding	27,130,809	14,175,906	26,911,896	14,175,906
Effect of dilutive stock options, restricted stock and warrants:
Stock options	995,361	439,087	992,923	588,563
Unvested restricted stock	33,278	—	29,137	—
Warrants	—	1,055,540	—	1,055,540

Diluted weighted average common shares outstanding	28,159,448	15,670,533	27,933,956	15,820,009

Basic net income per common share	$0.27	$0.11	$0.60	$0.25

Diluted net income per common share	$0.26	$0.10	$0.57	$0.23

Stock options for the fiscal quarters ended June 26, 2010 and June 27, 2009 in the amount of 361,520 shares and 28,158 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Stock options for the six months ended June 26, 2010 and June 27, 2009, in the amount of 313,897 shares and 232,471 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

Recent Accounting Pronouncements—The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition, or cash flows, based on current information.

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

The following table discloses the carrying value of all intangible assets (in thousands):

	June 26, 2010			December 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Intangibles related to asset purchase	$3,000	$1,776	$1,224	$3,000	$1,398	$1,602
Tradenames	68,788	—	68,788	68,754	—	68,754
Goodwill	177,248	—	177,248	177,248	—	177,248

	$249,036	$1,776	$247,260	$249,002	$1,398	$247,604

Intangible amortization expense for the three and six months ended June 26, 2010 was $0.2 million and $0.4 million, respectively, and amortization expense for the three and six months ended June 27, 2009 was $0.2 million and $0.4 million, respectively. Tradenames are not amortized, as they are determined to be intangible assets with indefinite lives. Tradenames and goodwill will be tested for impairment in the last quarter of Fiscal 2010 or whenever impairment indicators exist.

The useful lives of the Company’s definite-lived intangible assets are between 1 to 7 years. The expected amortization expense on definite-lived intangible assets on the Company’s condensed consolidated balance sheet at June 26, 2010, is as follows (in thousands):

Remainder of Fiscal 2010	$350
Fiscal 2011	541
Fiscal 2012	124
Fiscal 2013	124
Fiscal 2014	85

$1,224

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 26, 2010	December 26, 2009
Furniture, fixtures and equipment	$104,166	$99,215
Leasehold improvements	99,807	95,897
Website development costs	11,014	11,014

	214,987	206,126
Less: accumulated depreciation and amortization	(133,272)	(123,123)

Subtotal	81,715	83,003
Construction in progress	705	957

	$82,420	$83,960

Depreciation and amortization expense on property and equipment, including equipment recorded under capital leases, for the three and six months ended June 26, 2010 was $5.4 million and $10.7 million, respectively, and for the three and six months ended June 27, 2009 was $5.0 million and $9.9 million, respectively. Depreciation and amortization expense on property and equipment is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations. Assets held under capital leases, which are classified under furniture, fixtures and equipment, were $3.8 million, net of accumulated depreciation of $3.4 million, at June 26, 2010, and $4.2 million, net of accumulated amortization of $2.9 million, at December 26, 2009.

The Company recognized an impairment charge of approximately $0.2 million during the fiscal quarter ending June 26, 2010, on fixed assets related to an underperforming retail location currently still in use in the Company’s retail operations. There were no charges related to the impairment of fixed assets in previous years.

6. Credit Arrangements

Debt consists of the following (in thousands):

	June 26, 2010	December 26, 2009
Revolving Credit Facility	$33,000	$—

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$75,106	$120,106

Second Priority Senior Secured Floating Rate Notes

During January 2010 and May 2010, the Company repurchased $20.0 million and $25.0 million of its Notes, respectively; resulting in a loss on extinguishment of debt of $0.6 million and $1.1 million for the three and six months ended June 26, 2010, respectively.

Interest on the Notes, which were issued in November 2005, is set at a per annum rate equal to a three month LIBOR plus 7.5%, which is reset quarterly on February 15, May 15, August 15 and November 15 of each year. The weighted average interest rate before the impact of our hedging activities from December 26, 2009 through June 26, 2010 was 7.78%, and from December 27, 2008 through June 27, 2009 was 8.84% . The Notes mature on November 15, 2012. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the applicable interest rate on the Notes. If Industries cannot make payments on the Notes when they are due, VSI and Industries’ only subsidiary, Direct (collectively, the “Guarantors”), have guaranteed the Notes and must make payments instead. The Notes and the guarantees are secured by a second priority security interest in substantially all of Industries’ and the Guarantors’ assets that secure Industries’ new first priority senior secured credit facility. The Notes and the guarantees are Industries’, and the Guarantors’ second priority senior secured obligations, and rank equally in right of payment with all of Industries’ and the Guarantors’ existing and future senior indebtedness and senior to all of Industries’ and the Guarantors’ existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of Industries’ and the Guarantors’ first priority senior secured indebtedness, including Industries’ new first priority senior secured credit facility, to the extent of the collateral securing such indebtedness. If Industries sells certain assets, issues equity or experiences specific kinds of changes in control, Industries must offer to repurchase the Notes. Since November 15, 2007, Industries has had the option to redeem some or all of the Notes.

Revolving Credit Facilities

On November 15, 2005, the Company entered into a $50.0 million senior secured revolving credit facility, which was terminated on September 25, 2009.

2009 Revolving Credit Facility

On September 25, 2009, the Company entered into a new revolving credit facility (the “2009 Revolving Credit Facility”), and simultaneously terminated its existing credit facility. The terms of the 2009 Revolving Credit Facility extend through September, 2013, and allowed the Company to borrow up to $50.0 million subject to the terms of the facility. As of April 2010, the credit limit was increased an additional $20.0 million, allowing the Company to borrow up to $70.0 million subject to the original terms of the facility agreement as entered into during September 2009. Similar to the Company’s previous credit facility, the availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Industries and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of VSI, Industries and Direct and VSI provided guarantees in respect of the Company’s obligations under the 2009 Revolving Credit Facility, and Industries and VSI have provided guarantees in respect of Direct’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Industries, VSI and Direct. The 2009 Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities can be entered into. The 2009 Revolving Credit Facility has a maturity date of September 2013. However, if not amended, the 2009 Revolving Credit Facility may terminate at August 15, 2012, if, prior to such date, a significant portion of the Notes has not been redeemed, as, at that date, the facility requires that the sum of all amounts owed under the Notes must be less than the sum of the Company’s cash and cash equivalents plus excess availability (as defined under the 2009 Revolving Credit Facility), subject to certain limitations. The largest amount borrowed at any given point during fiscal 2010 was $38.0 million. The unused available line of credit under the 2009 Revolving Credit Facility at June 26, 2010 was $28.2 million.

The borrowings under our 2009 Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate. The weighted average interest rate for the 2009 Revolving Credit Facility from December 26, 2009 through June 26, 2010 was 2.78%.

The borrowings under the terminated revolving credit facility accrued interest through September 25, 2009, at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate. The weighted average interest rate for the terminated revolving credit line from December 27, 2008 through June 27, 2009 was 2.44%.

Interest expense, net for the three and six months ended June 26, 2010 and June 27, 2009 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Interest on the Notes	$2,075	$4,367	$4,505	$8,770
Amortization of deferred financing fees	189	292	474	584
Interest on the revolving credit facility and other	302	174	517	487
Interest income	(4)	(1)	(7)	(2)

Interest expense, net	$2,562	$4,832	$5,489	$9,839

Capital Leases

The Company leases certain computer equipment under capital leases which expire through fiscal 2012. The following is a schedule of the future minimum lease payments under capital leases as of June 26, 2010 (in thousands):

Remainder of Fiscal 2010	$931
Fiscal 2011	1,706
Fiscal 2012	870

Total	3,507
Less amount representing interest	240

Present value of minimum lease payments	3,267
Less current portion of capital lease obligation	1,648

$1,619

7. Stock-Based Compensation

Stock Option Plans—The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”), which allows for the granting of both stock options (as well performance based stock options, of which 49,375 were granted during the second fiscal quarter of 2010) and restricted shares. The issuance of up to 5,203,678 shares of common stock is authorized under these plans. As of June 26, 2010, there were 940,596 shares available to grant under both plans. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted shares are issued at a value not less than the fair market value of the common shares on the date of the grant. Generally, options and restricted shares awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. However, regarding performance based stock options, vesting is dependant not only on the passage of time, but also on the attainment of certain internal performance metrics. The stock options have a maximum term of 10 years. The following table summarizes stock options for the 2006 and 2009 plans as of June 26, 2010 and changes during the six month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2009	3,868,980	$11.93
Granted	177,612	$23.00
Exercised	(983,664)	$9.14
Canceled/forfeited	(19,477)	$14.85

Outstanding at June 26, 2010	3,043,451	$13.46	6.26	$33,728

Vested or expected to vest at June 26, 2010	2,891,278	$13.46	6.26

Vested and exercisable at June 26, 2010	1,968,148	$11.47	5.55	$25,731

The total intrinsic value of options exercised during the six months ended June 26, 2010, was $12.9 million. The cash received from options exercised during the six months ended June 26, 2010 was $9.0 million. There were no exercises during the six months ended June 27, 2009.

The following table summarizes restricted shares for the 2009 Plan as of June 26, 2010 and changes during the six month period then ended:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 26, 2009	84,897	$15.11
Granted	57,813	$22.30
Vested	(11,320)	$15.11
Canceled/forfeited	—	—

Unvested at June 26, 2010	131,390	$18.27

Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period, net of anticipated forfeitures. With the exception of restricted shares determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate., The expected volatility is derived from the average volatility of similar actively traded companies over our expected holdings periods. Generally, the expected holding period of non performance based options are calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in a holding period 6.25 years. Certain limited grants have contractual terms of 7.5 years, and as such have a calculated holding period of 4.81 years. The Company’s performance based grants vest annually over four years depending on a particular year’s attainment of certain internal financial performance metrics. The target metrics underlying the vesting of performance based options are measured each calendar year. The vesting requirements for Performance-Based options permit a catch-up of vesting should the target not be achieved in a calendar year but achieved in a subsequent calendar year, over the four year vesting period. Accordingly, the holding period for performance based options is calculated using the vesting term of 1 year and the remainder of the contractual term of 10 years, depending on which year of the four year grant is currently vesting. The simplified method was chosen as a means to determine the Company’s holding period as prior to November 2009 there was no historical option exercise experience due to the Company being privately held. As of June 26, 2010 there is insufficient information for purposes of determining a Company specific holding period due to the Company being a new publicly owned company. The risk-free interest rate is derived from the average yields of zero-coupon U.S. Treasury Strips for the expected holding period of each of the Company’s stock option grants. Compensation expense resulting from the granting of restricted shares is based on the grant date fair value of those common shares and is recognized generally over the four year vesting period.

The weighted-average grant date fair value of stock options granted during the three months ended June 26, 2010 and June 27, 2009, was $11.60 and $10.70, respectively. There were no stock options granted in the first fiscal quarters of Fiscal 2010 and Fiscal 2009. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average expected volatility	48.3%	48.2%	48.3%	48.2%
Weighted average risk-free interest rate	3.14%	2.71%	3.1%	2.71%
Expected holding period(s)	6.25-5.50 years	6.25 years	6.25-5.50 years	6.25 years

Employee Stock Purchase Plan—On December 16, 2009, the Company’s board of directors approved the Vitamin Shoppe 2010 Employee Stock Purchase Plan (the “ESPP”), which was approved by the Company’s shareholders during June 2010. Pursuant to the plan, shares of common stock will be issued beginning on June 30, 2010, and will continue to be issued quarterly (the “Participation Period”) thereafter subject to employee participation in the plan. Under the ESPP, participating employees will be allowed to purchase shares at 85% of the lower of the market price of the Company’s common stock at either the first or last trading day of the Participation Period. Compensation expense related to the ESPP is based on the estimated fair value of the discount and purchase price offered on the estimated shares to be purchased under the ESPP. As of June 26, 2010, there was approximately $0.2 million of employee payroll deductions available under the ESPP for purchasing common shares on the June 30, 2010 purchase date.

Compensation expense attributable to stock-based compensation for the three and six months ended June 26, 2010 was approximately $0.8 million and $1.9 million, respectively, and for the three and six months ended June 27, 2009 was approximately $0.6 million and $1.3 million, respectively. As of June 26, 2010, the remaining unrecognized stock-based compensation expense for non-vested stock options and restricted shares to be expensed in future periods is $9.3 million, and the related weighted-average period over which it is expected to be recognized is 2.9 years. There were 1,968,148 and 1,075,303 vested and non-vested outstanding options, respectively, at June 26, 2010. There were 16,979 vested and 131,391 unvested restricted shares at June 26, 2010. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for stock options and restricted shares as of June 26, 2010 is approximately $0.5 million.

8. Legal Proceedings

Dwight Thompson v. The Vitamin Shoppe and Consolidated Actions. The Company reclassified its California store managers as non-exempt employees in January 2004. On February 25, 2005, plaintiff Dwight Thompson (“Thompson”), a former store manager, filed suit on behalf of himself and other “similarly situated” current and former California store managers and assistant store managers in the Superior Court of the State of California for the County of Orange (“Orange County Superior Court”), alleging causes of action for alleged wage and hour violations, unfair business practices, unfair competition under Cal. Bus. & Prof. Code §§ 17000 et seq. (“UCL”) and penalties under the Labor Code Private Attorneys General Act, Cal. Labor Code §§ 2698 et seq. (“PAGA”) (the “Thompson Action”). Almost one year later, on July 7, 2006, the same group of plaintiffs’ attorneys who were representing Thompson filed another wage and hour lawsuit against The Vitamin Shoppe based on substantively identical allegations in the Orange County Superior Court, entitled Estel v. The Vitamin Shoppe Industries Inc. (Case No. 06CC07852) (the “Estel Action”). Plaintiffs in the Estel Action were already class members in the Thompson Action. In January 2008, the Court consolidated the Thompson and Estel actions. In the consolidated complaint, Plaintiffs assert nine claims for relief against the Company: (1) failure to pay overtime wages; (2) unfair business practices in violation of Cal. Bus. & Prof. Code §§ 17000 et seq.; (3) conversion; (4) failure to provide meal periods; (5) failure to provide rest periods; (6) unfair competition under the UCL; (7) failure to provide itemized wage statements; (8) failure to provide wages and accrued vacation upon termination; and (9) recovery of civil penalties under PAGA. Plaintiffs purport to bring their UCL and PAGA claims as representative actions and the remaining claims as individual claims and on behalf of a class composed of all current and former assistant managers and managers of the Company who were employed on or after April 14, 2006 (the “Amended Thompson Action”). A motion for class certification is currently pending. The Company intends to defend the Amended Thompson Action vigorously. As of June 26, 2010, the Company does not believe the financial statement impact of this matter will be material.

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., (“Proposition 65”) require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. The Company has withdrawn certain named products from the California market and has provided warnings with respect to other products still available in California pending discussions with the public prosecutors. The Napa County District Attorney has expressed concerns on several occasions as to the method of warning employed by the Company and the completeness of its implementation. The Company has revised its warnings and reviewed its procedures for implementing warnings. The Company has responded to numerous requests for information and has met in person with representatives of the Napa County District Attorney and the California Attorney General to attempt to resolve this matter. As of June 26, 2010, the Company does not believe the financial statement impact of this matter will be material.

The People of the State of California v. 21st Century Healthcare, Inc. On October 22, 2008, a private enforcer named Vicky Hamilton sent over 70 manufacturers and retailers of multivitamin products, including the Company, various Sixty-Day Notices of Violation of Proposition 65, Cal. Health & Safety Code section 25249.5 et seq. alleging that certain products contain lead and lead compounds and were sold in California without a Proposition 65 warning threatening litigation pertaining to two of the Company’s multivitamin products. On December 23, 2008, the California Attorney General and nine California District Attorneys filed a complaint on behalf of the People of the State of California against a number of companies who received notices of violation from Ms. Hamilton, including the Company in Alameda County Superior Court. The action alleges violations of both Proposition 65 and the UCL and supplants the litigation Ms. Hamilton sought to bring against the Company on the claims stated in her Notice of Violation. Penalties under Proposition 65 may be assessed at the maximum rate of $2,500 per violation per day. Penalties under the UCL may be assessed at the same rate and are cumulative to those available under Proposition 65. Injunctive relief and attorneys fees are also available. The Company is investigating the claims in the action and has been discussing them with the California Attorney General and District Attorneys. At this time it is premature to determine the extent of any potential loss. Accordingly, as of June 26, 2010, the Company has not accrued any liabilities related to this litigation.

J.C. Romero v. ErgoPharm Inc., Proviant Technologies Inc., VS Holdings Inc, d/b/a Vitamin Shoppe, and General Nutrition Centers Inc. On April 27, 2009, plaintiff, a professional baseball player, filed a complaint against us, among others, in Superior Court of New Jersey (Law Division/Camden County). Plaintiff alleges that he purchased from one of our stores and consumed 6-OXO Extreme, which was manufactured by a third party, and in August 2008, allegedly tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages, including lost income during the suspension. The Company denies any and all liability and intends to vigorously defend these claims. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time. Accordingly, as of June 26, 2010, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of June 26, 2010, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

9. Related Party Transactions

The Company had a management agreement with IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC), which terminated on November 2, 2009, as a result of the IPO. This agreement provided for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. In addition, per the agreement a one-time termination fee of approximately $0.8 million was charged to expense during the fourth Fiscal quarter of 2009 in connection with the Company’s IPO. Accordingly, there were no amounts paid during the three and six months ended June 26, 2010. Amounts paid for the three and six months ended June 27, 2009 were approximately $0.4 million and $0.8 million, respectively.

10. Secondary Stock Offering

The Company completed a secondary public offering of 7,171,768 shares of its common stock on May 29, 2010. All of the shares of common stock were sold by certain stockholders of Vitamin Shoppe. The Company did not receive any proceeds from the sale of shares in the offering. As a result of this offering, $0.5 million in offering fees were incurred and charged to selling general and administrative expense during the fiscal quarter ended June 26, 2010.

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

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 3—Summary of Significant Accounting Policies in the Fiscal 2009 consolidated financial statements. The Company has allocated $131.9 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Sales:
Retail	$171,868	$151,760	$340,931	$303,402
Direct	20,366	19,383	42,916	40,296

Net sales	$192,234	$171,143	$383,847	$343,698

Income from operations:
Retail	$30,349	$24,987	$61,705	$49,662
Direct	3,627	3,720	8,118	8,086
Corporate costs	(18,529)	(16,563)	(36,304)	(32,903)

Income from operations	$15,447	$12,144	$33,519	$24,845

12. Fair Value of Financial Instruments

The fair value of the Company’s Notes have been determined by the Company using quoted market prices. The following table sets forth the carrying amounts and fair values of the Company’s Notes at June 26, 2010 and December 26, 2009 (in thousands):

	June 26, 2010		December 26, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Second Priority Senior Secured Floating Rate Notes	$75,106	$75,388	$120,106	$120,669

The fair value of the Notes at June 26, 2010, is based on the last trade closest to that date which was June 8, 2010. The fair value for December 26, 2009, is based on the last trade closest to that date which was December 23, 2009.

Prior to its termination, the Company had an interest rate swap which was established as a cash flow hedge on a portion of its Notes to offset fluctuations related to the variable rate interest payments as described in Note 6. The unrecognized loss related to the interest rate swap is included in accumulated other comprehensive loss in the condensed consolidated balance sheets. The swap was previously categorized within Level 2 in the fair value hierarchy. For the six months ended June 26, 2010, approximately $0.4 million, was reclassified from accumulated other comprehensive loss to earnings (as a component of interest expense). As of June 26, 2010, the Company expects approximately $0.3 million of unrealized losses, net of taxes, that are reported in accumulated other comprehensive loss, along with $0.2 million of deferred tax assets related to the swap, to be reclassified into earnings within the next four months.

13. Supplemental Guarantor Information

The payment obligations of Industries under the Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by: VSI (Industries’ parent), Direct (Industries’ sole subsidiary), all of Industries’ future restricted domestic subsidiaries, and VSI’s. The Notes and the guarantees are Industries’, VSI’ and Direct’s second priority senior secured obligations. They rank equally with all of Industries’, Holding’s and Direct’s existing and future senior indebtedness and rank senior to all of Industries’, VSI’ and Direct’s existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinate to all of Industries’, VSI’ and Direct’s existing first priority senior secured indebtedness, to the extent of the collateral securing such indebtedness, including indebtedness under the Revolving Credit Facility.

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

The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations, and statements of cash flows for VSI, Industries and Direct:

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF JUNE 26, 2010

(In thousands, except share data)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,663	$919	$15,611	$—	$18,193
Inventories	—	17,510	88,741	—	106,251
Prepaid expenses and other current assets	—	128	17,080	—	17,208
Intercompany receivable	63,815	298,256	240,264	(602,335)	—
Deferred income taxes	—	370	2,733	—	3,103

Total current assets	65,478	317,183	364,429	(602,335)	144,755
Property and equipment, net	—	20,671	61,749	—	82,420
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	70,012	—	70,012
Other assets:
Deferred financing fees, net of accumulated amortization of $2,253	—	—	1,310	—	1,310
Other long-term assets	—	2	1,842	—	1,844
Deferred income tax asset	3,621	2,224	16,678	(22,523)	—

Total other assets	3,621	2,226	19,830	(22,523)	3,154
Investment in subsidiary	217,784	—	60,947	(278,731)	—

Total assets	$286,883	$340,080	$754,215	$(903,589)	$477,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$—	$—	$1,648	$—	$1,648
Revolving credit facility	—	—	33,000	—	33,000
Intercompany payable	17,400	269,225	315,710	(602,335)	—
Accounts payable	—	133	16,527	—	16,660
Deferred sales	—	1,399	7,103	—	8,502
Accrued salaries and related expenses	—	792	4,559	—	5,351
Other accrued expenses	20	354	16,520	—	16,894

Total current liabilities	17,420	271,903	395,067	(602,335)	82,055
Long-term debt	—	—	75,106	—	75,106
Capital lease obligation, net of current portion	—	—	1,619	—	1,619
Deferred income taxes	514	2,995	37,695	(22,523)	18,681
Other long-term liabilities	—	7	5,010	—	5,017
Deferred rent	—	4,228	21,934	—	26,162

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized, 27,791,900 shares issued and outstanding	278	—	—	—	278
Additional paid-in capital	228,281	20,165	166,791	(186,956)	228,281
Accumulated other comprehensive loss	(251)	—	(251)	251	(251)
Retained earnings	40,641	40,782	51,244	(92,026)	40,641

Total stockholders’ equity	268,949	60,947	217,784	(278,731)	268,949

Total liabilities and stockholders’ equity	$286,883	$340,080	$754,215	$(903,589)	$477,589

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 26, 2009

(In thousands, except share data)

	Vitamin Shoppe, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,767	$917	$6,113	$—	$8,797
Inventories	—	17,510	88,581	—	106,091
Prepaid expenses and other current assets	—	208	13,193		13,401
Intercompany receivable	47,444	292,145	262,745	(602,334)	—
Deferred income taxes	—	723	4,422	—	5,145

Total current assets	49,211	311,503	375,054	(602,334)	133,434
Property and equipment, net	—	21,869	62,091	—	83,960
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	70,356	—	70,356
Other assets:
Deferred financing fees, net of accumulated amortization of $2,856	—	—	2,384	—	2,384
Other	—	2	1,873	—	1,875
Deferred income tax asset	3,741	1,969	15,844	(21,554)	—

Total other assets	3,741	1,971	20,101	(21,554)	4,259
Investment in Subsidiary	200,051	—	54,533	(254,584)	—

Total assets	$253,003	$335,343	$759,383	$(878,472)	$469,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$20,000	$—	$20,000
Current portion of capital lease obligation	—	—	1,537	—	1,537
Revolving credit facility	—	—	—	—	—
Intercompany payable	17,400	269,225	315,709	(602,334)	—
Accounts payable	—	166	24,909	—	25,075
Deferred sales	—	2,596	11,790	—	14,386
Accrued salaries and related expenses	—	716	6,835	—	7,551
Other accrued expenses	803	953	12,713	—	14,469

Total current liabilities	18,203	273,656	393,493	(602,334)	83,018
Long-term debt	—	—	100,106	—	100,106
Capital lease obligation, net of current portion	—	—	2,303	—	2,303
Deferred income taxes	449	3,020	38,030	(21,554)	19,945
Other long term liabilities	—	4	4,762	—	4,766
Deferred rent	—	4,130	20,638	—	24,768

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 26,750,423 shares issued and outstanding	268	—	—	—	268
Additional paid-in capital	210,359	20,165	166,791	(186,956)	210,359
Accumulated other comprehensive loss	(882)	—	(882)	882	(882)
Retained earnings	24,606	34,368	34,142	(68,510)	24,606

Total stockholders’ equity	234,351	54,533	200,051	(254,584)	234,351

Total liabilities and stockholders’ equity	$253,003	$335,343	$759,383	$(878,472)	$469,257

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 26, 2010

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$39,117	$153,117	$—	$192,234
Commissions	—	4,832	2,129	(6,961)	—
Cost of goods sold	—	27,459	102,571	(1,489)	128,541

Gross profit	—	16,490	52,675	(5,472)	63,693
Selling, general and administrative expenses	1,086	11,701	40,931	(5,472)	48,246
Related party expenses	—	—	—	—	—

(Loss) income from operations	(1,086)	4,789	11,744	—	15,447
Loss on extinguishment of debt	—	—	568	—	568
Interest expense, net	—	—	2,562	—	2,562

(Loss) income before (benefit) provision for income taxes	(1,086)	4,789	8,614	—	12,317
(Benefit) provision for income taxes	(475)	1,796	3,687	—	5,008

(Loss) income before equity in net earnings of subsidiary	(611)	2,993	4,927	—	7,309
Equity in net earnings of subsidiary	7,920	—	2,993	(10,913)	—

Net income	$7,309	$2,993	$7,920	$(10,913)	$7,309

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 26, 2010

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$77,687	$306,160	$—	$383,847
Commissions	—	10,133	4,257	(14,390)	—
Cost of goods sold	—	54,122	203,998	(2,980)	255,140

Gross profit	—	33,698	106,419	(11,410)	128,707
Selling, general and administrative expenses	1,895	23,356	81,347	(11,410)	95,188
Related party expenses	—	—	—	—	—

(Loss) income from operations	(1,895)	10,342	25,072	—	33,519
Loss on extinguishment of debt			1,120		1,120
Interest expense, net	—	1	5,488	—	5,489

(Loss) income before (benefit) provision for income taxes	(1,895)	10,341	18,464	—	26,910
(Benefit) provision for income taxes	(829)	3,927	7,777	—	10,875

(Loss) income before equity in net earnings of subsidiary	(1,066)	6,414	10,687	—	16,035
Equity in net earnings of subsidiary	17,101	—	6,414	(23,515)	—

Net income	$16,035	$6,414	$17,101	$(23,515)	$16,035

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 27, 2009

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$33,950	$137,193	$—	$171,143
Commissions	—	4,633	1,903	(6,536)	—
Cost of goods sold	—	24,319	92,386	(1,324)	115,381

Gross profit	—	14,264	46,710	(5,212)	55,762
Selling, general and administrative expenses	641	11,265	36,477	(5,212)	43,171
Related party expenses	—	—	447	—	447

(Loss) income from operations	(641)	2,999	9,786	—	12,144
Interest expense, net	—	—	4,832	—	4,832

(Loss) income before (benefit) provision for income taxes	(641)	2,999	4,954	—	7,312
(Benefit) provision for income taxes	(281)	1,165	2,222	—	3,106

(Loss) income before equity in net earnings of subsidiary	(360)	1,834	2,732	—	4,206
Equity in net earnings of subsidiary	4,566	—	1,834	(6,400)	—

Net income	$4,206	$1,834	$4,566	$(6,400)	$4,206

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 27, 2009

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$66,802	$276,896	$—	$343,698
Commissions	—	9,711	3,768	(13,479)	—
Cost of goods sold	—	48,081	185,427	(2,584)	230,924

Gross profit	—	28,432	95,237	(10,895)	112,774
Selling, general and administrative expenses	1,269	22,509	74,230	(10,895)	87,113
Related party expenses	—	—	816	—	816

(Loss) income from operations	(1,269)	5,923	20,191	—	24,845
Interest expense, net	—	—	9,839	—	9,839

(Loss) income before (benefit) provision for income taxes	(1,269)	5,923	10,352	—	15,006
(Benefit) provision for income taxes	(556)	2,299	4,495	—	6,238

(Loss) income before equity in net earnings of subsidiary	(713)	3,624	5,857	—	8,768
Equity in net earnings of subsidiary	9,481	—	3,624	(13,105)	—

Income before cumulative effect of accounting change	8,768	3,624	9,481	(13,105)	8,768
Equity in net earnings of subsidiary	—	—	—	—	—

Net income	$8,768	$3,624	$9,481	$(13,105)	$8,768

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 26, 2010

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$16,035	$6,414	$17,101	$(23,515)	$16,035
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	—	—	1,120	—	1,120
Loss on disposal of fixed assets	—	—	2	—	2
Depreciation and amortization of fixed and intangible assets	—	2,518	8,531	—	11,049
Amortization of deferred financing fees	—	—	474	—	474
Amortization of unrealized loss on terminated swap	—	—	651	—	651
Deferred income taxes	185	73	78	—	336
Deferred rent	—	98	942	—	1,040
Equity compensation expense	1,895	—	—	—	1,895
Tax benefits on exercises of stock options	(7,129)	—	—	—	(7,129)
Equity in earnings of subsidiary	(17,101)	—	(6,414)	23,515	—
Changes in operating assets and liabilities:
Inventories	—	—	(160)	—	(160)
Prepaid expenses and other current assets	—	80	3,598	—	3,678
Intercompany	(9,240)	(6,111)	15,351	—	—
Other non-current assets	—	—	31	—	31
Accounts payable	—	(33)	(7,377)	—	(7,410)
Accrued expenses and other current liabilities	(786)	(1,720)	(3,101)	—	(5,607)
Other long-term liabilities	—	2	249	—	251

Net cash (used in) provided by operating activities	(16,141)	1,321	31,076	—	16,256

Cash flows from investing activities:
Capital expenditures	—	(1,319)	(8,694)	—	(10,013)

Net cash used in investing activities	—	(1,319)	(8,694)	—	(10,013)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	38,000	—	38,000
Repayment of borrowings under revolving credit agreement	—	—	(5,000)	—	(5,000)
Payments of capital lease obligation	—	—	(786)	—	(786)
Redemption of long term debt (Notes)	—	—	(45,000)	—	(45,000)
Payments for expenses related to the offering	(87)	—	—	—	(87)
Proceeds from exercises of common stock options	8,995	—	—	—	8,995
Tax benefits on exercises of stock options	7,129	—	—	—	7,129
Deferred financing fees	—	—	(98)	—	(98)

Net cash provided by (used in) financing activities	16,037	—	(12,884)	—	3,153

Net (decrease) increase in cash and cash equivalents	(104)	2	9,498	—	9,396
Cash and cash equivalents beginning of period	1,767	917	6,113	—	8,797

Cash and cash equivalents end of period	$1,663	$919	$15,611	$—	$18,193

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 27, 2009

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$8,768	$3,624	$9,481	$(13,105)	$8,768
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	8	50	—	58
Depreciation and amortization of fixed and intangible assets	—	2,313	7,980	—	10,293
Amortization of deferred financing fees	—	—	584	—	584
Deferred income taxes	(557)	92	(875)	—	(1,340)
Deferred rent	—	169	1,396	—	1,565
Equity compensation expense	1,269	—	—	—	1,269
Equity in earnings of subsidiary	(9,481)	—	(3,624)	13,105	—
Changes in operating assets and liabilities:				—	—
Inventories	—	37	3,411	—	3,448
Prepaid expenses and other current assets	—	25	1,952	—	1,977
Intercompany	—	(2,539)	2,539	—	—
Other non-current assets	—	—	(82)	—	(82)
Accounts payable	—	70	1,112	—	1,182
Accrued expenses and other current liabilities	1	(596)	(3,953)	—	(4,548)
Other long-term liabilities	—	1	216	—	217

Net cash provided by operating activities	—	3,204	20,187	—	23,391

Cash flows from investing activities:
Capital expenditures	—	(2,893)	(10,878)	—	(13,771)

Net cash used in investing activities	—	(2,893)	(10,878)	—	(13,771)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	3,000	—	3,000
Repayment of borrowings under revolving credit agreement	—	—	(11,500)	—	(11,500)
Payments of capital lease obligation	—	—	(636)	—	(636)

Net cash used in financing activities	—	—	(9,136)	—	(9,136)

Net increase in cash and cash equivalents	—	311	173	—	484
Cash and cash equivalents beginning of period	—	841	782	—	1,623

Cash and cash equivalents end of period	$—	$1,152	$955	$—	$2,107

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, new stores, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A- Risk Factors” in our Annual Report on Form 10-K filed on March 17, 2010 with the Securities and Exchange Commission.

Company Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. As of July 29, 2010, we operated 465 stores located in 37 states and the District of Columbia and sold direct to consumers through our web sites primarily www.vitaminshoppe.com, and our nationally circulated catalog. We target the dedicated, well-informed vitamin, mineral and supplement (“VMS”) consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. We market over 700 different nationally recognized brands as well as our proprietary Vitamin Shoppe, BodyTech and MD Select brands. We offer our customers a selection of approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and an additional 12,000 SKUs available through our Internet and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or at mass merchants, such as drug stores chains and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

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

Since the beginning of 2006, we have aggressively pursued new store growth. During this period through June 26, 2010, we opened 195 new stores, expanding our presence in our existing markets as well as entering new markets such as California, Texas, Michigan and Hawaii. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

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

Trends and Other Factors Affecting Our Business

Our performance is affected by trends that impact the VMS industry, including demographic, health and lifestyle preferences. Changes in these trends and other factors, which we may not foresee, may also impact our business. For example, our industry is subject to potential regulatory actions, such as the ban on ephedra which occurred during 2003, and other legal matters that affect the viability of a given product. Variable consumer trends, such as those described in the following paragraph, as well as the overall impact on consumer spending, which may be impacted heavily by the current economic conditions, can dramatically affect purchasing patterns. Our business allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives. We will continue to diversify our product lines to offer items less susceptible to the effects of economic conditions and not as readily substitutable, such as teas, lotions and spring water.

Sales of weight management products are generally more sensitive to consumer trends, resulting in higher volatility than our other products. Our sales of weight management products have been significantly influenced by the rapid increase and subsequent decline of products such as those containing ephedra, low carb products, and certain thermogenic products, such as Hydroxycut. Accordingly, we launch new weight management products on an ongoing basis in response to prevailing market conditions and consumer demands. As the rate of obesity increases and as the general public becomes increasingly more health conscious, we expect the demand for weight management products, albeit somewhat variable, to continue to be strong in the near term.

In addition to the weight management product lines, we intend to continue our focus in meeting the demands of an increasingly aging population, the effects of increasing costs of traditional healthcare and a rapidly growing fitness conscious public.

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2006, we have opened 197 stores and operate 465 stores located in 37 states and the District of Columbia as of July 29, 2010. To accommodate the anticipated growth and geographic dispersion of our store locations we have entered into an agreement with a west coast third party logistics facility, which we plan to begin fully utilizing in the third fiscal quarter of 2010. The agreement is for a period of three years, and is intended to supply our stores in the western United States with our most popular products.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net sales	$192,234	$171,143	$383,847	$343,698
Increase in comparable store net sales	8.6%	4.3%	7.4%	4.7%
Gross profit as a percent of net sales	33.1%	32.6%	33.5%	32.8%
Income from operations	$15,447	$12,144	$33,519	$24,845

The following table shows the growth in our network of stores during the three and six months ended June 26, 2010 and June 27, 2009:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Store Data:
Stores open at beginning of period	453	418	438	401
Stores opened	10	8	26	25
Stores closed	—	(1)	(1)	(1)

Stores open at end of period	463	425	463	425

Results of Operations

The information presented below is for the three and six months ended June 26, 2010 and June 27, 2009 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three and six months ended June 26, 2010 and June 27, 2009 as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.9%	67.4%	66.5%	67.2%

Gross profit	33.1%	32.6%	33.5%	32.8%
Selling, general and administrative expenses	25.1%	25.2%	24.8%	25.3%
Related party expenses	0.0%	0.3%	0.0%	0.3%

Income from operations	8.0%	7.1%	8.7%	7.2%
Loss on extinguishment of debt	0.3%	0.0%	0.3%	0.0%
Interest expense, net	1.3%	2.8%	1.4%	2.8%

Income before provision for income taxes	6.4%	4.3%	7.0%	4.4%
Provision for income taxes	2.6%	1.8%	2.8%	1.8%

Net income	3.8%	2.5%	4.2%	2.6%

Three Months Ended June 26, 2010 Compared To Three Months Ended June 27, 2009

Net Sales

Net sales increased $21.1 million, or 12.3%, to $192.2 million for the three months ended June 26, 2010 compared to $171.1 million for the three months ended June 27, 2009. The increase was primarily the result of an increase in our comparable store sales, and new sales from our non-comparable stores, as well as an increase in our direct sales.

Retail

Net sales from our retail stores increased $20.1 million, or 13.2%, to $171.9 million for the three months ended June 26, 2010 compared to $151.8 million for the three months ended June 27, 2009. We operated 463 stores as of June 26, 2010 compared to 425 stores as of June 27, 2009. Our overall store sales for the three months ended June 26, 2010 increased due to non-comparable store sales increases of $7.1 million and an increase in comparable store sales of $13.0 million, or 8.6% . The increase in comparable store sales was primarily due to an increase in customer count. Our overall sales increased primarily in the categories of sports nutrition, which increased $9.5 million; supplements, which increased $2.4 million; and vitamins and minerals, which increased $3.2 million.

The supplements category was among our fastest growing categories as we continue to experience significant growth in sales of essential fatty acids, or EFAs, as well as experiencing growth in other products during the quarter, such as CoQ10 and probiotics for digestive health. Sales in our vitamin and multivitamin category increased at a rate greater than the overall increase in net sales due to the introduction of new special formulations for men and women as well as an increase in sales of Vitamin D. The sports nutrition category continues to be among our fastest growing categories and has been so for 14 consecutive quarters. We expect this trend to continue based on the growth of the fitness-conscious market.

Direct

Net sales to our direct customers increased $1.0 million, or 5.1%, to $20.4 million for the three months ended June 26, 2010 compared to $19.4 million for the three months ended June 27, 2009. The overall increase in our direct sales was due to an increase in our internet sales of approximately $1.5 million which was offset in part by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers gained as a result of an increase in promotional activity through certain of our online store-fronts. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $13.2 million, or 11.4%, to $128.5 million for the three months ended June 26, 2010 compared to $115.4 million for the three months ended June 27, 2009. The dollar increase was primarily due to an increase in sales, as well as an increase in occupancy costs for the quarter ended June 26, 2010, as compared to the quarter ended June 27, 2009. Cost of goods sold as a percentage of net sales decreased to 66.9% for the three months ended June 26, 2010, compared to 67.4% for the three months ended June 27, 2009. The decrease of cost of goods sold as a percentage of net sales was due to decreases in product costs of 0.3% as a percentage of net sales, as well as a decrease in occupancy costs of 0.2% as a percentage of net sales. The decrease in product costs as a percentage of net sales was due primarily to our greater efficiency in our inventory management during the three months ended June 26, 2010, as compared to the three months ended June 27, 2009, reflecting our continued efforts to enhance inventory management. The decrease in occupancy costs as a percentage of sales reflects the maturation of our newer stores as the increase in comparable store sales more than offsets the increase in our store occupancy costs.

Gross Profit

As a result of the foregoing, gross profit increased $7.9 million, or 14.2%, to $63.7 million for the three months ended June 26, 2010 compared to $55.8 million for the three months ended June 27, 2009. Gross profit as a percentage of sales increased to 33.1% for the quarter ended June 26, 2010, compared to 32.6% for the quarter ended June 27, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses, increased $5.1 million, or 11.8%, to $48.2 million for the three months ended June 26, 2010, compared to $43.2 million for the three months ended June 27, 2009. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales decreased to 25.1% during the three months ended June 26, 2010 as compared to 25.2% for the three months ended June 27, 2009.

Operating payroll and related benefits increased $1.8 million, or 10.6%, to $18.6 million for the three months ended June 26, 2010 compared to $16.8 million for the three months ended June 27, 2009. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.7% for the three months ended June 26, 2010 compared to 9.8% for the three months ended June 27, 2009. The decrease as a percentage of net sales was primarily due to greater sales per hour for the quarter ended June 26, 2010, as compared to the quarter ended June 27, 2009, due to the maturation of our newer stores.

Advertising and promotion expenses increased $0.4 million, or 14.5%, to $3.5 million for the three months ended June 26, 2010 compared to $3.0 million for the three months ended June 27, 2009. Advertising and promotion expenses as a percentage of net sales remained level at 1.8% for both the three months ended June 26, 2010 and the three months ended June 27, 2009.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $2.8 million, or 12.0%, to $26.2 million for the three months ended June 26, 2010 compared to $23.4 million for the three months ended June 27, 2009. The dollar increase in other selling, general and administrative expenses was due to increases in the following expenses: depreciation and amortization expense of approximately $0.4 million; corporate payroll expenses of $1.3 million; stock-based compensation expense of $0.4 million; expenses related to our secondary stock offering during May 2010 of approximately $0.5 million, and various general administrative expenses of $0.2 million. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.6% during the three months ended June 26, 2010 compared to 13.7% for the three months ended June 27, 2009. The decrease as a percentage of sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the quarter ended June 26, 2010, as compared to the quarter ended June 27, 2009.

Related Party Expenses

There were no related party expenses for the three months ended June 26, 2010. Related party expenses for the three months ended June 27, 2009 were $0.4 million.

Income from Operations

As a result of the foregoing, income from operations increased $3.3 million, or 27.2%, to $15.4 million for the three months ended June 26, 2010 compared to $12.1 million for the three months ended June 27, 2009. Income from operations as a percentage of net sales increased to 8.0% for the three months ended June 26, 2010 compared to 7.1% for the three months ended June 27, 2009.

Retail

Income from operations for the retail segment increased $5.4 million, or 21.5%, to $30.3 million for the three months ended June 26, 2010 compared to $25.0 million for the three months ended June 27, 2009. Income from operations as a percentage of net sales for the retail segment increased to 17.7% for the three months ended June 26, 2010, compared to 16.5% for the three months ended June 27, 2009. The increase as a percentage of sales was primarily due to decreases in product costs of 0.4% as a percentage of net sales, as well as a decrease in occupancy costs of 0.3% as a percentage of net sales. The decrease in product costs as a percentage of net sales was due primarily to our greater efficiency in our inventory management during the three months ended June 26, 2010, as compared to the three months ended June 27, 2009, reflecting our continued efforts to enhance inventory management. The decrease in occupancy costs as percentage of sales reflects the maturation of our newer stores as the increase in comparable sales more than offsets the increase in our store occupancy costs.

Direct

Income from operations for the direct segment decreased $0.1 million, or 2.5%, to $3.6 million for the three months ended June 26, 2010 compared to $3.7 million for the three months ended June 27, 2009. Income from operations as a percentage of net sales for the direct segment decreased to 17.8% for the three months ended June 26, 2010 compared to 19.2% for the three months ended June 27, 2009. The 1.4% decrease in income from operations as a percentage of net sales was primarily due to an increase in product costs of 1.5%, as a percentage of net sales, due largely to an increase in shipping costs which were not passed on to our customers during the three months ended June 26, 2010, as compared to the three months ended June 27, 2009, offset by a decrease in distribution costs as a percentage of sales of 0.1% during the three months ended June 26, 2010, as compared to the three months ended June 27, 2009. The decrease in distribution costs as a percentage of sales was primarily due to higher picking rates during the three months ended June 26, 2010, as compared to the three months ended June 27, 2009.

Corporate Costs

Corporate costs increased by $2.0 million, or 11.9%, to $18.5 million for the three months ended June 26, 2010 compared to $16.6 million for the three months ended June 27, 2009. Corporate costs as a percentage of net sales decreased to 9.6% for the three months ended June 26, 2010 compared to 9.7% for the three months ended June 27, 2009. The dollar increase was primarily due to increases in depreciation and amortization expense of approximately $0.4 million, corporate payroll expenses of $1.3 million, and stock-based compensation expense of $0.4 million during the quarter ended June 26, 2010, as compared to the quarter ended June 27, 2009. The decrease as a percentage of sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the quarter ended June 26, 2010, as compared to the quarter ended June 27, 2009.

Loss on extinguishment of debt

Loss on extinguishment of debt of $0.6 million for the quarter ended June 26, 2010, represents the write-off of a portion of the unrecognized loss of our interest rate swap of approximately $0.2 million, as well as the write-off of a portion of deferred financing fees of approximately $0.4 million, related to the redemption of a portion of our Notes in May 2010.

Interest Expense, net

Interest expense net, decreased $2.3 million, or 47.0%, to $2.6 million for the three months ended June 26, 2010 compared to $4.8 million for the three months ended June 27, 2009. The decrease in interest expense was primarily due to the decrease in our outstanding Notes as a result of the redemption of approximately $89.9 million in aggregate principal from December of 2009 through May of 2010, offset in part by an increase in borrowings from our Revolving Credit Line of $13.0 million during the quarter ended June 26, 2010.

Provision for Income Taxes

We recognized $5.0 million of income tax expense during the three months ended June 26, 2010 compared with $3.1 million for the three months ended June 27, 2009. The effective tax rate for the three months ended June 26, 2010 was 40.7%, compared to 42.5% for the three months ended June 27, 2009. The effective rate for the current period, as compared to the same period last year, decreased primarily due to adjustments made during the quarter ended June 27, 2009, for increases to certain state income tax rates, as well as increases to liabilities related to uncertain tax positions.

Net Income

As a result of the foregoing, we generated net income of $7.3 million for the three months ended June 26, 2010 compared to $4.2 million for the three months ended June 27, 2009.

Six Months Ended June 26, 2010 Compared To Six Months Ended June 27, 2009

Net Sales

Net sales increased $40.1 million, or 11.7%, to $383.8 million for the six months ended June 26, 2010 compared to $343.7 million for the six months ended June 27, 2009. The increase was the result of an increase in our comparable store sales, new sales from our non-comparable stores as well as an increase in our direct sales.

Retail

Net sales from our retail stores increased $37.5 million, or 12.4%, to $340.9 million for the six months ended June 26, 2010 compared to $303.4 million for the six months ended June 27, 2009. We operated 463 stores as of June 26, 2010 compared to 425 stores as of June 27, 2009. Our overall store sales for the six months ended June 26, 2010 increased due to non-comparable store sales increases of $15.2 million and an increase in comparable store sales of $22.3 million, or 7.4% . Our overall sales increased primarily in the categories of supplements, which increased $6.2 million; vitamins and minerals, which increased $6.6 million; and sports nutrition, which increased $16.7 million.

The supplements category, which is among the largest selling product categories in our mix, continues to experience significant growth in sales of essential fatty acids, or EFAs, which have been responsible for most of the growth in the supplement category for several quarters. Given the current trend in EFA consumption, and the growing number of publications and recommendations regarding the heart-health benefits of fish oils (such as by The American Heart Association and US National Institutes of Health), we expect continued strength in sales of EFAs for the remainder of this Fiscal year. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales during the six months ended June 26, 2010, and has done so since the middle of Fiscal 2006. We believe this is due largely to the growth in the fitness-conscious market as well as the diversity of new product introductions and innovations in functionally specific supplementation. In addition, net sales in our Herbs category increased at a greater rate than the overall increase in net sales primarily as a result of an increase in sales in our cleansing and superfoods products.

Direct

Net sales to our direct customers increased $2.6 million, or 6.5%, to $42.9 million for the six months ended June 26, 2010 compared to $40.3 million for the six months ended June 27, 2009. The increase in our direct sales was due to an increase in our internet sales of approximately $3.9 million which was offset in part by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers gained as a result of an increase in promotional activity through certain of our online store-fronts during the six months ended June 26, 2010, as compared to the six months ended June 27, 2009. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the introduction of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $24.2 million, or 10.5%, to $255.1 million for the six months ended June 26, 2010 compared to $230.9 million for the six months ended June 27, 2009. The dollar increase was primarily due to an increase in product costs and occupancy costs for the six months ended June 26, 2010, as compared to the six months ended June 27, 2009. Cost of goods sold as a percentage of net sales decreased to 66.5% for the six months ended June 26, 2010, compared to 67.2% for the six months ended June 27, 2009. The decrease of cost of goods sold as a percentage of net sales was due primarily to decreases in product costs and occupancy costs as a percentage of sales of 0.5% and 0.2%, respectively. The decrease in product costs as a percentage of sales is due to both more efficient managing of our inventory as well as benefiting from a greater percentage of discounts experienced during the six months ending June 26, 2010, as compared to June 27, 2009. The decrease in occupancy costs as a percentage of sales is largely attributable to the maturation of our newer stores as the increase in comparable sales during the six months ended June 26, 2010, more than offsets the increase in our store operation costs.

Gross Profit

As a result of the foregoing, gross profit increased $15.9 million, or 14.1%, to $128.7 million for the six months ended June 26, 2010 compared to $112.8 million for the six months ended June 27, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses, increased $8.1 million, or 9.3%, to $95.2 million for the six months ended June 26, 2010, compared to $87.1 million for the six months ended June 27, 2009. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the six months ended June 26, 2010 decreased to 24.8% compared to 25.3% for the six months ended June 27, 2009.

Operating payroll and related benefits increased $3.3 million, or 9.7%, to $36.7 million for the six months ended June 26, 2010 compared to $33.4 million for the six months ended June 27, 2009. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.6% for the six months ended June 26, 2010 compared to 9.7% for the six months ended June 27, 2009. The decrease as a percentage of net sales was primarily due to greater sales per hour for the six months ended June 26, 2010, as compared to the six months ended June 27, 2009, due to the maturation of our newer stores.

Advertising and promotion expenses decreased $0.2 million, or 3.2%, to $7.2 million for the six months ended June 26, 2010 compared to $7.4 million for the six months ended June 27, 2009. Advertising and promotion expenses as a percentage of net sales decreased to 1.9% for the six months ended June 26, 2010 from 2.1% for the six months ended June 27, 2009. The decrease is primarily due to a decrease in our new store opening promotions, as well as a decrease in catalogue circulation, during the six months ended June 26, 2010, as compared to the six months ended June 27, 2009.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $5.1 million, or 10.9%, to $51.4 million for the six months ended June 26, 2010 compared to $46.3 million for the six months ended June 27, 2009. The increase was due to increases in depreciation and amortization expense of approximately $0.8 million, an increase in corporate payroll expenses of $1.7 million, an increase in stock-based compensation expense of $0.6 million, costs related to our secondary public offering of approximately $0.5 million, and an increase in credit card fees of $0.7 million. The increase in payroll was attributable to increases to our corporate staff to meet the needs of our growth during the six months ended June 26, 2010, as compared to the six months ended June 27, 2009. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.4% during the six months ended June 26, 2010 compared to 13.5% for the six months ended June 27, 2009, due to achieving greater overall efficiencies from our operations and corporate infrastructure relative to net sales during the six months ended June 26, 2010, as compared to the six months ended June 27, 2009.

Related Party Expenses

There were no related party expenses for the six months ended June 26, 2010. Related party expenses were $0.8 million for the six months ended June 27, 2009.

Income from Operations

As a result of the foregoing, income from operations increased $8.7 million, or 34.9%, to $33.5 million for the six months ended June 26, 2010 compared to $24.8 million for the six months ended June 27, 2009. Income from operations as a percentage of net sales increased to 8.7% for the six months ended June 26, 2010, compared to 7.2% for the six months ended June 27, 2009.

Retail

Income from operations for the retail segment increased $12.0 million, or 24.2%, to $61.7 million for the six months ended June 26, 2010 compared to $49.7 million for the six months ended June 27, 2009. Income from operations as a percentage of net sales for the retail segment increased to 18.1% for the six months ended June 26, 2010 compared to 16.4% for the six months ended June 27, 2009. The increase as a percentage of net sales was primarily due to the decrease in product costs of 0.7% as a percentage of sales and a decrease in occupancy costs of 0.3% as a percentage of sales, as well as a decrease in advertising costs of 0.3% as a percentage of sales. The decrease in product costs as a percentage of sales is due to more efficient managing of our inventory as well as benefiting from a greater percentage of purchase discounts experienced during the six months ending June 26, 2010, as compared to June 27, 2009. The decrease in occupancy costs as a percentage of sales is largely attributable to the maturation of our newer stores as the increase in comparable sales during the six months ended June 26, 2010, more than offsets the increase in our store operation costs. The decrease in advertising costs was as a result of the decrease in our new store opening promotions during the six months ended June 26, 2010, as compared to June 27, 2009.

Direct

Income from operations for the direct segment remained level at $8.1 million for both the six months ended June 26, 2010 and for the six months ended June 27, 2009. Income from operations as a percentage of net sales for the direct segment decreased to 18.9% for the six months ended June 26, 2010 compared to 20.1% for the six months ended June 27, 2009. This decrease in income from operations as a percentage of net sales was due mainly to a 1.8% increase in product costs as a percent of sales, offset by a decrease in distribution costs of 0.2% as a percentage of net sales and a decrease in payroll costs of 0.6% as a percentage of net sales. The increase in product costs as a percentage of net sales is due primarily to increases in shipping costs and promotional pricing during the six months ended June 26, 2010, as compared to the six months ended June 27, 2009. The decrease in distribution costs was primarily as a result of a higher picking rates experienced for the six months ended June 26, 2010, as compared the six months ended June 27, 2009.

Corporate Costs

Corporate costs increased by $3.4 million, or 10.3%, to $36.3 million for the six months ended June 26, 2010 compared to $32.9 million for the six months ended June 27, 2009. Corporate costs as a percentage of net sales decreased to 9.5% for the six months ended June 26, 2010 compared to 9.6% for the six months ended June 27, 2009. The dollar increase was primarily due to increases in depreciation and amortization expense of approximately $0.8 million, an increase in stock-based compensation expense of $0.6 million, and an increase in payroll of $1.7 million, attributable to our growing corporate infrastructure. The 0.1% decrease as a percentage of net sales for the six months ended June 26, 2010, as compared to the six months ended June 27, 2009, was primarily due to achieving greater overall efficiencies from our corporate infrastructure relative to net sales during the six months ended June 26, 2010, as compared to the six months ended June 27, 2009.

Loss on extinguishment of debt

Loss on extinguishment of debt of $1.1 million for the six months ended June 26, 2010, represents the write-off of a portion of the unrecognized loss of our interest rate swap of approximately $0.4 million, as well as the write-off of a portion of deferred financing fees of approximately $0.7 million, related to the redemption of portions of our Notes in January and May 2010.

Interest Expense, net

Interest expense, net decreased $4.4 million, or 44.2%, to $5.5 million for the six months ended June 26, 2010 compared to $9.8 million for the six months ended June 27, 2009. The decrease was due primarily to a decrease in our outstanding Notes as a result of the redemption of approximately $89.9 million in aggregate principal from December of 2009 through May of 2010, offset in part by an increase in our revolving credit line of $33.0 million, during the six months ended June 26, 2010.

Provision for Income Taxes

We recognized $10.9 million of income tax expense during the six months ended June 26, 2010 compared with $6.2 million for the six months ended June 27, 2009. The effective tax rate for the six months ended June 26, 2010 was 40.4%, compared to 41.6% for the six months ended June 27, 2009. The effective rate for the current period, as compared to the same period last year, decreased primarily due to adjustments made during the second fiscal quarter of 2009, related to increases in certain state income tax rates, as well as increases to liabilities related to uncertain tax positions.

Net Income

As a result of the foregoing, we generated net income of $16.0 million for the six months ended June 26, 2010 compared to $8.8 million for the six months ended June 27, 2009.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources:

	June 26, 2010	December 26, 2009
Balance Sheet Data:
Cash and cash equivalents	$18,193	$8,797
Working capital	62,700	50,416
Total assets	477,589	469,257
Total debt, including capital leases	111,373	123,946

	Six Months Ended
	June 26, 2010	June 27, 2009
Other Information:
Depreciation and amortization (1)	$11,049	$10,293
Cash Flows Provided By (Used In):
Operating activities	$16,256	$23,391
Investing activities	(10,013)	(13,771)
Financing activities	3,153	(9,136)

Net increase in cash and cash equivalents	$9,396	$484

(1)	Excludes amortization of deferred financing fees.

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

We plan to spend up to $22 million in capital expenditures during Fiscal 2010, of which up to $17 million will be in connection with our store growth and improvement plans with the remainder of up to $5 million being used for all other expenditures. Of the total capital expenditures projected for Fiscal 2010 we have already invested $10.0 million during the six months ended June 26, 2010. We plan on opening approximately 46 stores during Fiscal 2010, of which we have already opened 26 stores as of June 26, 2010. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of $165,000 to $185,000 at cost for each of our stores. Despite the recent challenges obtaining credit from the tightened global credit markets, we feel our revolving credit facility will provide us with sufficient liquidity through the next fiscal year. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital. During April 2010, we increased our credit facility by $20.0 million to provide liquidity for the redemption of a portion of our Notes during May 2010.

We were in compliance with all debt covenants as of June 26, 2010.

Cash Provided by Operating Activities

Cash provided by operating activities was $16.3 million for the six months ended June 26, 2010, as compared to $23.4 million of cash provided by operating activities for the six months ended June 27, 2009. The $7.1 million decrease in cash flows from operating activities is primarily due to increases in expenditures on our inventory and accounts payable, offset in part by an increase in our net income for the six months ended June 26, 2010, as compared to the six months ended June 27, 2009. The increase in changes to our inventory expenditures is largely attributable to the continued efficiency of our inventory management as we continue to achieve a just in time inventory replenishment model, and by an increase in the number of our stores. During Fiscal 2009, we reduced our inventory while net sales increased. During Fiscal 2010, we increased inventory 0.2% while net sales increased 11.7% . The increase in expenditures of our accounts payable was primarily due to faster payments to our suppliers to take advantage of certain payment terms.

Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 26, 2010, was $10.0 million, compared to $13.8 million during the six months ended June 27, 2009. Capital expenditures during the six months ended June 26, 2010, were used for the construction of 26 new stores, and improvements to existing stores, as well as computer equipment related to those stores. During the six months ended June 27, 2009, capital expenditures were used for the construction of 25 new stores, as well as computer equipment related to those stores. The $3.8 million decrease in expenditures during the six months ended June 26, 2010, as compared to the six months ended June 26, 2009, is primarily the result of a lower construction cost per store. The lower cost per store reflects less work required to ready a store for operations based on its existing condition during the inception of the lease.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $3.2 million for the six months ended June 26, 2010, as compared to net cash used in financing activities of $9.1 million for the six months ended June 27, 2009. The $12.3 million increase in cash provided by financing activities was due primarily to net borrowings from our revolving credit line of $33.0 million during the six months ended June 26, 2010, as compared to net repayments on our revolving credit of $8.5 million during the six months ended June 27, 2009, as well as proceeds received from the exercise of employee stock options of approximately $9.0 million during the six months ended June 26, 2010. These increases were offset in part by the redemption of a portion of our Notes of $45.0 million during the six months ended June 26, 2010.

2005 Second Priority Senior Secured Floating Rate Notes

Commencing on February 15, 2006, interest on our Notes was set at a per annum rate equal to a three month LIBOR plus 7.5%, which resets quarterly on February 15, May 15, August 15 and November 15 of each year. The weighted average interest rate from December 27, 2009 through June 26, 2010 was 7.78% . Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the then applicable interest rate on the Notes. The indenture governing the Notes restricts the ability of Vitamin Shoppe Industries, Inc. (“Industries”) and VS Direct, Inc. (“Direct”) to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets.

2009 Revolving Credit Facility

On September 25, 2009, we entered into a new revolving credit facility (the “2009 Revolving Credit Facility”), and simultaneously terminated our existing credit facility that was entered into on November 15, 2005. We entered into the 2009 Revolving Credit Facility to obtain an additional two years of liquidity beyond the termination date of our previous facility. In doing so, we incurred an incremental borrowing rate of 1% as compared to the former revolving credit facility. The terms of the 2009 Revolving Credit Facility extend through September 2013, and allow us to borrow up to $50.0 million subject to the terms of the facility. Similar to our previous credit facility, the availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Vitamin Shoppe Industries, Inc. (“Industries”) and VS Direct Inc. (“Direct”). The obligations thereunder are secured by a security interest in substantially all of the assets of Vitamin Shoppe, Inc. (“VSI”), Industries and Direct. Direct and VSI, provided guarantees in respect of our obligations under the 2009 Revolving Credit Facility, and Industries and VSI, Inc., have provided guarantees in respect of Direct’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Industries, VSI and Direct. The 2009 Revolving Credit Facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. The 2009 Revolving Credit Facility has a maturity date of September 2013. However, the 2009 Revolving Credit Facility may terminate at August 15, 2012, if, prior to such date, a significant portion of our Notes has not been redeemed, as, at that date, the facility requires that the sum of all amounts owed under the Notes must be less than the sum of our cash and cash equivalents plus excess availability (as defined under the 2009 Revolving Credit Facility), subject to certain limitations. The largest amount borrowed at any given point during the period ended June 26, 2010 was $38.0 million. The unused available line of credit under the 2009 Revolving Credit Facility at June 26, 2010 was $28.2 million. In addition to the current availability, during April 2010 we amended our 2009 Revolving Credit Facility agreement to increase our availability on the facility by approximately $20.0 million, which has been used largely for the redemption of a portion of our Notes during May 2010.

The borrowings under our 2009 Revolving Credit Facility accrue interest, at our option at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate. The weighted average interest rate for the 2009 revolving credit line from December 26, 2009 through June 26, 2010, was 2.78%.

We entered into an interest rate swap during December 2005 on a portion of our Notes. The interest rate swap had a maturity date of November 2010, and was terminated on September 25, 2009, at a cost of $2.6 million (the fair market value). The unamortized residual unrecognized loss of the interest rate swap resulting from the termination is recorded in accumulated other comprehensive loss in the condensed consolidated balance sheet. The amount of the unamortized loss was $0.9 million along with related deferred taxes of $0.6 million at December 26, 2009, and $0.3 million along with related deferred taxes of $0.2 million, at June 26, 2010.

Contractual Obligations and Commercial Commitments

As of June 26, 2010, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Capital Lease Obligation, Including Interest	Long-Term Debt	Interest Payments (2)	Revolving Credit Facility
Remainder of Fiscal 2010	$42,096	$37,274	$931	$—	$3,891	$—
2011	83,716	74,229	1,706	—	7,781	—
2012	154,523	72,063	870	75,106	6,484	—
2013	98,699	65,699	—	—	—	33,000
2014	55,674	55,674	—	—	—	—
Thereafter	141,548	141,548	—	—	—	—

	$576,256	$446,487	$3,507	$75,106	$18,156	$33,000

(1)

The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during the first six months of Fiscal of 2010. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 17.1% of our minimum lease obligations for the six months ended June 26, 2010.

(2)	Interest payments are based upon the prevailing interest rates at June 26, 2010. Interest payments do not include interest expense related to our revolving credit facility due to its revolving nature.

We have an aggregate contingent liability of up to $2.3 million related to potential severance payments for five executives as of June 26, 2010 pursuant to their respective employment agreements. We have an aggregate contingent liability of up to $2.6 million related to potential severance payments for ten employees as of June 26, 2010, following a change in control pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.

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

Our 2009 Revolving Credit Facility and Notes carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statements of operations and our cash flows are exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to the interest expense on our Notes of approximately $0.8 million. Additionally, a one percentage point increase in LIBOR would cause an increase to our annual interest expense on our revolving credit facility of $0.3 million based on the balance of our 2009 Revolving Credit Facility as of June 26, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of June 26, 2010, pursuant to Exchange Act Rule 13a-l5. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 26, 2010 are effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control structure over financial reporting during the quarter ended June 26, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 8 in the Notes to Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 1A.	Risk Factors

In addition to the risk factor included below, please refer to the Risk Factors section in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 17, 2010, for a complete explanation of the factors affecting our business,. Other than the risk factor included below, there have been no material changes from risk factors previously disclosed in our Form 10-K, as filed with the Securities and Exchange Commission on March 17, 2010.

Recent legislation regarding healthcare may adversely impact our results of operations

The Patient Protection and Affordable Care Act signed into law in March 2010, may require us to make additional contributions to our current health care programs which may have an adverse impact on the results of our operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1

Letter Agreement dated April 20, 2010, Amending the Loan and Security Agreement, dated as of September 25, 2009, by and among Vitamin Shoppe Industries Inc. and VS Direct Inc. as borrowers, Vitamin Shoppe, Inc. as Guarantor, the Lenders and Issuing Bank from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2010.

VSI, INC.

By:	/s/ RICHARD L. MARKEE
Richard L. Markee
Chief Executive Officer

By:	/s/ MICHAEL G. ARCHBOLD
Michael G. Archbold
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Letter Agreement dated April 20, 2010, Amending the Loan and Security Agreement, dated as of September 25, 2009, by and among Vitamin Shoppe Industries Inc. and VS Direct Inc. as borrowers, Vitamin Shoppe, Inc. as Guarantor, the Lenders and Issuing Bank from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.

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