Form 10-Q
period 2010-09-25
Vitamin Shoppe, Inc.
filed 2010-11-02
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010

or

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

As of October 26, 2010, Vitamin Shoppe Inc., had 27,909,279 shares of common stock outstanding.

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

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 25, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$36,635	$8,797
Inventories	104,745	106,091
Prepaid expenses and other current assets	13,802	13,401
Deferred income taxes	3,897	5,145

Total current assets	159,079	133,434
Property and equipment, net	80,514	83,960
Goodwill	177,248	177,248
Other intangibles, net	69,841	70,356
Other assets:
Deferred financing fees, net of accumulated amortization of $2,391 and $2,856 in 2010 and 2009, respectively	1,172	2,384
Other long-term assets	1,963	1,875

Total other assets	3,135	4,259

Total assets	$489,817	$469,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$20,000
Current portion of capital lease obligation	1,628	1,537
Revolving credit facility	28,000	—
Accounts payable	17,557	25,075
Deferred sales	12,542	14,386
Accrued salaries and related expenses	7,408	7,551
Other accrued expenses	18,149	14,469

Total current liabilities	85,284	83,018
Long-term debt, net of current portion	75,106	100,106
Capital lease obligation, net of current portion	1,249	2,303
Deferred income taxes	17,683	19,945
Other long-term liabilities	4,824	4,766
Deferred rent	26,493	24,768
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized, 27,900,940 shares issued and outstanding at September 25, 2010, and 26,750,423 shares issued and outstanding at December 26, 2009	279	268
Additional paid-in capital	231,109	210,359
Accumulated other comprehensive loss	(100)	(882)
Retained earnings	47,890	24,606

Total stockholders’ equity	279,178	234,351

Total liabilities and stockholders’ equity	$489,817	$469,257

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net sales	$187,359	$168,400	$571,206	$512,098
Cost of goods sold	126,190	116,011	381,330	346,935

Gross profit	61,169	52,389	189,876	165,163
Selling, general and administrative expenses	47,316	43,439	142,504	130,552
Related party expenses	—	444	—	1,260

Income from operations	13,853	8,506	47,372	33,351
Loss on extinguishment of debt	—	263	1,120	263
Interest expense, net	2,181	4,666	7,670	14,505

Income before provision for income taxes	11,672	3,577	38,582	18,583
Provision for income taxes	4,423	1,542	15,298	7,780

Net income	7,249	2,035	23,284	10,803
Preferred stock dividends in arrears	—	1,593	—	6,799

Net income available to common stockholders	$7,249	$442	$23,284	$4,004

Weighted average shares outstanding
Basic	27,710,913	14,175,906	27,178,235	14,175,906
Diluted	28,597,381	15,789,680	28,155,098	15,809,899
Net income per share
Basic	$0.26	$0.03	$0.86	$0.28
Diluted	$0.25	$0.03	$0.83	$0.25

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 25, 2010	September 26, 2009
Cash flows from operating activities:
Net income	$23,284	$10,803
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	1,120	263
Loss on disposal of fixed assets	2	128
Impairment charge on fixed assets	1,326	—
Depreciation and amortization of fixed and intangible assets	16,125	15,603
Amortization of deferred financing fees	612	877
Amortization of unrealized loss on terminated swap	922	—
Deferred income taxes	(1,576)	(2,650)
Deferred rent	1,290	2,500
Equity compensation expense	3,009	1,962
Tax benefits on exercises of stock options	(7,717)	—
Changes in operating assets and liabilities:
Inventories	1,346	3,914
Prepaid expenses and other current assets	34	1,137
Other long-term assets	(88)	408
Accounts payable	(6,619)	(2,918)
Accrued expenses and other current liabilities	9,638	1,221
Other long-term liabilities	58	(2,314)

Net cash provided by operating activities	42,766	30,934

Cash flows from investing activities:
Capital expenditures	(14,232)	(18,299)

Net cash used in investing activities	(14,232)	(18,299)

Cash flows from financing activities:
Borrowings under revolving credit agreement	38,000	8,594
Repayments of borrowings under revolving credit agreement	(10,000)	(17,000)
Payment of capital lease obligations	(1,176)	(979)
Redemption of long term debt	(45,000)	—
Payments for expenses related to initial public offering	(87)	—
Proceeds from exercises of common stock options	9,948	—
Tax benefits on exercises of stock options	7,717	—
Deferred financing fees	(98)	(512)

Net cash used in financing activities	(696)	(9,897)

Net increase in cash and cash equivalents	27,838	2,738
Cash and cash equivalents beginning of period	8,797	1,623

Cash and cash equivalents end of period	$36,635	$4,361

Supplemental disclosures of cash flow information:
Interest paid	$6,360	$13,995
Income taxes paid	$6,640	$7,971
Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$626	$74
Assets acquired under capital lease	$213	$606
Supplemental disclosures of non-cash financing activities:
Issuance of shares under emplyee stock purchase plan	$174	$—

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Loss
	Shares	Amounts			Retained Earnings	Total
Balance at December 26, 2009	26,750,423	$268	$210,359	$(882)	$24,606	$234,351

Net income	—	—	—	—	23,284	23,284
Interest rate swap, net of taxes of $563	—	—	—	782	—	782

Total Comprehensive Income						24,066
Expenses relating to the Initial Public Offering	—	—	(87)	—	—	(87)
Issuance of restricted shares	57,813	—	—	—	—	—
Exercise of stock options	1,083,905	10	9,938	—	—	9,948
Issuance of shares under employee stock purchase plan	8,799	1	173			174
Tax benefits on exercise of stock options	—	—	7,717	—	—	7,717
Equity compensation expense	—	—	3,009	—	—	3,009

Balance at September 25, 2010	27,900,940	$279	$231,109	$(100)	$47,890	$279,178

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

The condensed consolidated financial statements as of September 25, 2010 and December 26, 2009, and for the three and nine months ended September 25, 2010 and September 26, 2009, include the accounts of VSI, Industries and Direct. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of September 25, 2010 and for the three and nine months ended September 25, 2010 and September 26, 2009, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 26, 2009, as filed with the Securities and Exchange Commission on March 17, 2010. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-week period, ending the last Saturday in December. Fiscal 2010 is a 52-week period ending December 25, 2010 and Fiscal 2009 was a 52-week period ended December 26, 2009. The results for the three and nine months ended September 25, 2010 and September 26, 2009, are each based on 13-week periods and 39-week periods, respectively.

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

On November 2, 2009, the Company completed an initial public offering (“IPO”), issuing 7,666,667 new common shares in connection with the IPO, at a price of $17 per share, resulting in net proceeds from the offering of approximately $121.2 million, net of underwriters commissions. Other fees associated with the IPO amounted to approximately $1.8 million, which were offset against the proceeds of the IPO. In connection with the IPO, 36,969 preferred shares previously held by VS Parent Inc., along with accumulated dividends in arrears, were converted into 3,764,720 common shares of Vitamin Shoppe, Inc., with the remaining 41,899 preferred shares being redeemed for cash of approximately $72.5 million.

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

Financial Instruments Policy—The Company entered into an interest rate swap during December 2005 on a portion of its Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”), which was designated as a cash flow hedge. The interest rate swap had a maturity date of November 2010, and was terminated on September 25, 2009, at a cost of $2.6 million (the fair market value). The unamortized residual unrecognized loss of the interest rate swap resulting from the termination is recorded in accumulated other comprehensive loss in the amount of $0.9 million along with related deferred taxes of $0.6 million at December 26, 2009, and at September 25, 2010, the balance of the unamortized residual unrecognized loss recorded in accumulated other comprehensive loss was $0.1 million along with related deferred taxes of $0.1 million.

The amounts in both accumulated other comprehensive loss and deferred tax assets relating to the unrecognized loss will amortize through November 2010, the remainder of the original term of the hedge, and be charged as a component of interest expense. The Company does not engage in hedging activities for speculative purposes.

Advertising Costs—Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Advertising expense was $3.2 million and $10.4 million for the three and nine months ended September 25, 2010, respectively, and $3.4 million and $10.8 million for the three and nine months ended September 26, 2009, respectively.

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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three months ended		Nine months ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Numerator:
Net income available to common stockholders	$7,249	$442	$23,284	$4,004

Denominator:
Basic weighted average common shares outstanding	27,710,913	14,175,906	27,178,235	14,175,906
Effect of dilutive stock options, restricted stock and warrants:
Stock options	854,056	558,234	946,634	578,453
Unvested restricted stock	32,412	—	30,229	—
Warrants	—	1,055,540	—	1,055,540

Diluted weighted average common shares outstanding	28,597,381	15,789,680	28,155,098	15,809,899

Basic net income per common share	$0.26	$0.03	$0.86	$0.28

Diluted net income per common share	$0.25	$0.03	$0.83	$0.25

Stock options for the fiscal quarters ended September 25, 2010 and September 26, 2009 in the amount of 333,742 shares and 572,784 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Stock options for the nine months ended September 25, 2010 and September 26, 2009, in the amount of 320,512 shares and 345,909 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

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

The following table discloses the carrying value of all intangible assets (in thousands):

	September 25, 2010			December 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Intangibles related to asset purchase	$3,000	$1,960	$1,040	$3,000	$1,398	$1,602
Tradenames	68,801	—	68,801	68,754	—	68,754
Goodwill	177,248	—	177,248	177,248	—	177,248

	$249,049	$1,960	$247,089	$249,002	$1,398	$247,604

Intangible amortization expense for the three and nine months ended September 25, 2010 was $0.2 million and $0.6 million, respectively, and amortization expense for the three and nine months ended September 26, 2009 was $0.2 million and $0.6 million, respectively. Tradenames are not amortized, as they are determined to be intangible assets with indefinite lives. Tradenames and goodwill will be tested for impairment in the last quarter of Fiscal 2010 or whenever impairment indicators exist.

The useful lives of the Company’s definite-lived intangible assets are between 1 to 7 years. The expected amortization expense on definite-lived intangible assets on the Company’s condensed consolidated balance sheet at September 25, 2010, is as follows (in thousands):

Remainder of Fiscal 2010	$166
Fiscal 2011	541
Fiscal 2012	124
Fiscal 2013	124
Fiscal 2014	85

$1,040

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 25,	December 26,
	2010	2009
Furniture, fixtures and equipment	$105,941	$99,215
Leasehold improvements	102,474	95,897
Website development costs	11,014	11,014

	219,429	206,126
Less: accumulated depreciation and amortization	(139,343)	(123,123)

Subtotal	80,086	83,003
Construction in progress	428	957

	$80,514	$83,960

Depreciation and amortization expense on property and equipment, including equipment recorded under capital leases, for the three and nine months ended September 25, 2010 was $5.1 million and $15.5 million, respectively, and for the three and nine months ended September 26, 2009 was $5.1 million and $15.0 million, respectively. Depreciation and amortization expense on property and equipment is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations. Assets held under capital leases, which are classified under furniture, fixtures and equipment, were $3.5 million, net of accumulated depreciation of $3.7 million, at September 25, 2010, and $4.2 million, net of accumulated amortization of $2.9 million, at December 26, 2009.

The Company recognized an impairment charge of approximately $1.1 million (which was charged to selling, general and administrative expenses) during the fiscal quarter ended September 25, 2010, and $1.3 million for the nine months ended September 25, 2010, on fixed assets related to three underperforming retail locations currently still in use in the Company’s retail operations. The amounts charged to impairment represent the full carrying value of the fixed assets related to these stores. There were no charges related to the impairment of fixed assets in previous years.

6. Credit Arrangements

Debt consists of the following (in thousands):

	September 25, 2010	December 26, 2009
Revolving Credit Facility	$28,000	$—

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$75,106	$120,106

Second Priority Senior Secured Floating Rate Notes

During January 2010 and May 2010, the Company repurchased $20.0 million and $25.0 million of its Notes, respectively; resulting in a loss on extinguishment of debt of $1.1 million during the nine months ended September 25, 2010.

Interest on the Notes, which were issued in November 2005, is set at a per annum rate equal to a three month LIBOR plus 7.5%, which is reset quarterly on February 15, May 15, August 15 and November 15 of each year. The weighted average interest rate before the impact of our hedging activities from December 26, 2009 through September 25, 2010 was 7.81%, and from December 27, 2008 through September 26, 2009 was 8.65%. The Notes mature on November 15, 2012. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the applicable interest rate on the Notes. If Industries cannot make payments on the Notes when they are due, VSI and Industries’ only subsidiary, Direct (collectively, the “Guarantors”), have guaranteed the Notes and must make payments instead. The Notes and the guarantees are secured by a second priority security interest in substantially all of Industries’ and the Guarantors’ assets that secure Industries’ new first priority senior secured credit facility. The Notes and the guarantees are Industries’, and the Guarantors’ second priority senior secured obligations, and rank equally in right of payment with all of Industries’ and the Guarantors’ existing and future senior indebtedness and senior to all of Industries’ and the Guarantors’ existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of Industries’ and the Guarantors’ first priority senior secured indebtedness, including Industries’ new first priority senior secured credit facility, to the extent of the collateral securing such indebtedness. If Industries sells certain assets, issues equity or experiences specific kinds of changes in control, Industries must offer to repurchase the Notes. Since November 15, 2007, Industries has had the option to redeem some or all of the Notes.

Revolving Credit Facilities

On November 15, 2005, the Company entered into a $50.0 million senior secured revolving credit facility, which was terminated on September 25, 2009.

2009 Revolving Credit Facility

On September 25, 2009, the Company entered into a new revolving credit facility (the “2009 Revolving Credit Facility”), and simultaneously terminated its existing credit facility. The terms of the 2009 Revolving Credit Facility extend through September, 2013, and allow the Company to borrow up to $70.0 million subject to the terms of the facility. Similar to the Company’s previous credit facility, the availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Industries and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of VSI, Industries and Direct and VSI provided guarantees in respect of the Company’s obligations under the 2009 Revolving Credit Facility, and Industries and VSI have provided guarantees in respect of

Direct’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Industries, VSI and Direct. The 2009 Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities can be entered into. The 2009 Revolving Credit Facility has a maturity date of September 2013. However, if not amended, the 2009 Revolving Credit Facility may terminate at August 15, 2012, if, prior to such date, a significant portion of the Notes has not been redeemed, as, at that date, the facility requires that the sum of all amounts owed under the Notes must be less than the sum of the Company’s cash and cash equivalents plus excess availability (as defined under the 2009 Revolving Credit Facility), subject to certain limitations. The largest amount borrowed at any given point during fiscal 2010 was $38.0 million. The unused available line of credit under the 2009 Revolving Credit Facility at September 25, 2010 was $31.5 million.

The borrowings under our 2009 Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate. The weighted average interest rate for the 2009 Revolving Credit Facility from December 26, 2009 through September 25, 2010 was 2.89%.

The borrowings under the terminated revolving credit facility accrued interest through September 25, 2009, at a per annum rate equal to between 1.25% and 1.75% (depending on excess availability) above the adjusted Eurodollar rate.

The combined weighted average interest rate for both the 2009 and terminated revolving credit lines from December 27, 2008 through September 26, 2009 was 2.36%.

Interest expense, net for the three and nine months ended September 25, 2010 and September 26, 2009 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Interest on the Notes	$1,725	$4,236	$6,230	$13,006
Amortization of deferred financing fees	138	293	612	877
Interest on the revolving credit facility and other	336	138	853	625
Interest income	(18)	(1)	(25)	(3)

Interest expense, net	$2,181	$4,666	$7,670	$14,505

Capital Leases

The Company leases certain computer equipment under capital leases which expire through fiscal 2012. The following is a schedule of the future minimum lease payments under capital leases as of September 25, 2010 (in thousands):

Remainder of Fiscal 2010	$487
Fiscal 2011	1,706
Fiscal 2012	870

Total	3,063
Less amount representing interest	186

Present value of minimum lease payments	2,877
Less current portion of capital lease obligation	1,628

$1,249

7. Stock-Based Compensation

Stock Option Plans- The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”), which allows for the granting of both stock options (as well performance based stock options, of which 49,375 were granted during the second fiscal quarter of 2010) and restricted shares. The issuance of up to 5,203,678 shares of common stock is authorized under these plans. As of September 25, 2010, there were 938,330 shares available to grant under both plans. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted shares are issued at a value not less than the fair market value of the common shares on the date of the grant. Generally, options and restricted shares awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. However, regarding performance based stock options, vesting is dependant not only on the passage of time, but also on the attainment of certain internal performance metrics. The stock options have a maximum term of 10 years. The following table summarizes stock options for the 2006 and 2009 plans as of September 25, 2010 and changes during the nine month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2009	3,868,980	$11.93
Granted	184,612	$23.05
Exercised	(1,083,905)	$9.18
Canceled/forfeited	(24,211)	$15.99

Outstanding at September 25, 2010	2,945,476	$13.61	6.07	$42,161

Vested or expected to vest at September 25, 2010	2,798,202	$13.61	6.07

Vested and exercisable at September 25, 2010	1,908,693	$11.62	5.38	$31,115

The total intrinsic value of options exercised during the nine months ended September 25, 2010, was $14.5 million. The cash received from options exercised during the nine months ended September 25, 2010 was $9.9 million. There were no exercises during the nine months ended September 26, 2009.

The following table summarizes restricted shares for the 2009 Plan as of September 25, 2010 and changes during the nine month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 26, 2009	84,897	$15.11
Granted	57,813	$22.30
Vested	(16,979)	$15.11
Canceled/forfeited	—	—

Unvested at September 25, 2010	125,731	$18.42

Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period, net of anticipated forfeitures. With the exception of restricted shares determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected volatility is derived from the average volatility of similar actively traded companies over our expected holdings periods. Generally, the expected holding period of non performance based options is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in a holding period 6.25 years. Certain limited grants have contractual terms of 7.5 years, and as such have a calculated holding period of 4.81 years. The Company’s performance based grants vest annually over four years depending on a particular year’s attainment of certain internal financial performance metrics. The target metrics underlying the vesting of performance based options are measured each calendar year. The vesting requirements for performance-based options permit a catch-up of vesting should the target not be achieved in a calendar year but achieved in a subsequent calendar year, over the four year vesting period. Accordingly, the holding period for performance based options is calculated using the vesting term of 1 year and the remainder of the contractual term of 10 years, depending on which year of the four year grant is currently vesting. The simplified method was chosen as a means to determine the Company’s holding period as prior to November 2009 there was no historical option exercise experience due to the Company being privately held. As of September 25, 2010 there is insufficient information for purposes of determining a Company specific holding period due to the Company being a relatively new publicly owned company. The risk-free interest rate is derived from the average yields of zero-coupon U.S. Treasury Strips for the expected holding period of each of the Company’s stock option grants. Compensation expense resulting from the granting of restricted shares is based on the grant date fair value of those common shares and is recognized generally over the four year vesting period.

The weighted-average grant date fair value of stock options granted during the three months ended September 25, 2010 and September 26, 2009, was $12.02 and $13.11, respectively. The weighted-average grant date fair value of stock options granted during the nine months ended September 25, 2010 and September 26, 2009, was $11.62 and $12.90, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average expected volatility	48.6%	49.8%	48.3%	49.7%
Weighted average risk-free interest rate	2.39%	2.75%	3.1%	2.74%
Expected holding period(s)	6.25 years	4.81 years	6.25-5.50 years	6.25-4.81 years

Employee Stock Purchase Plan- On December 16, 2009, the Company’s board of directors approved the Vitamin Shoppe 2010 Employee Stock Purchase Plan (the “ESPP”), which was approved by the Company’s shareholders during June 2010. Pursuant to the plan, shares of common stock were issued beginning on June 30, 2010, and will continue to be issued quarterly (the “Participation Period”) thereafter subject to employee participation in the plan. Under the ESPP, participating employees are allowed to purchase shares at 85% of the lower of the market price of the Company’s common stock at either the first or last trading day of the Participation Period. Compensation expense related to the ESPP is based on the estimated fair value of the discount and purchase price offered on the estimated shares to be purchased under the ESPP. As of September 25, 2010, there was approximately $0.2 million of employee payroll deductions available under the ESPP for purchasing common shares on the September 30, 2010 purchase date.

Compensation expense attributable to stock-based compensation for the three and nine months ended September 25, 2010 was approximately $1.1 million and $3.0 million, respectively, and for the three and nine months ended September 26, 2009 was approximately $0.7 million and $2.0 million, respectively. As of September 25, 2010, the remaining unrecognized stock-based compensation expense for non-vested stock options and restricted shares to be expensed in future periods is $8.3 million, and the related weighted-average period over which it is expected to be recognized is 2.8 years. There were 1,908,693 and 1,036,783 vested and non-vested outstanding options, respectively, at September 25, 2010. There were 22,639 vested and 125,731 unvested restricted shares at September 25, 2010. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for stock options and restricted shares as of September 25, 2010 is approximately $0.4 million.

8. Legal Proceedings

Dwight Thompson v. The Vitamin Shoppe and Consolidated Actions. The Company reclassified its California store managers as non-exempt employees in January 2004. On February 25, 2005, plaintiff Dwight Thompson (“Thompson”), a former store manager, filed suit on behalf of himself and other “similarly situated” current and former California store managers and assistant store managers in the Superior Court of the State of California for the County of Orange (“Orange County Superior Court”), alleging causes of action for alleged wage and hour violations, unfair business practices, unfair competition under Cal. Bus. & Prof. Code §§ 17000 et seq. (“UCL”) and penalties under the Labor Code Private Attorneys General Act, Cal. Labor Code §§ 2698 et seq. (“PAGA”) (the “Thompson Action”). Almost one year later, on July 7, 2006, the same group of plaintiffs’ attorneys who were representing Thompson filed another wage and hour lawsuit against The Vitamin Shoppe based on substantively identical allegations in the Orange County Superior Court, entitled Estel v. The Vitamin Shoppe Industries Inc. (Case No. 06CC07852) (the “Estel Action”). Plaintiffs in the Estel Action were already class members in the Thompson Action. In January 2008, the Court consolidated the Thompson and Estel actions, and Plaintiffs submitted an amended consolidated complaint. In the amended consolidated complaint, Plaintiffs assert seven claims for relief against the Company: (1) failure to pay overtime wages; (2) failure to provide meal periods; (3) failure to provide rest periods; (4) unfair competition under the UCL; (5) failure to provide itemized wage statements; (6) failure to provide wages and accrued vacation upon termination; and (7) recovery of civil penalties under PAGA. Plaintiffs purport to bring their UCL and PAGA claims as representative actions and the remaining claims as individual claims and on behalf of a class composed of all current and former assistant managers and managers of the Company who were employed on or after April 14, 2006 (the “Amended Thompson Action”). On October 6, 2010, the Company reached agreement with Plaintiffs to settle and resolve all individual and class claims for an amount that is not material to the Company. The class portion of the settlement will be submitted to the Judge in the Amended Thompson Action for approval during October 2010. As of September 25, 2010, the Company has fully accrued the amount of the settlement which will not have a material impact on the Company’s future cash flows.

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., (“Proposition 65”) require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. The Company has withdrawn certain named products from the California market and has provided warnings with respect to other products still available in California pending discussions with the public prosecutors. The Napa County District Attorney has expressed concerns on several occasions as to the method of warning employed by the Company and the completeness of its implementation. The Company has revised its warnings and reviewed its procedures for implementing warnings. The Company has responded to numerous requests for information and has met in person with representatives of the Napa County District Attorney and the California Attorney General to attempt to resolve this matter. As of September 25, 2010, the Company does not believe the financial statement impact of this matter will be material.

The People of the State of California v. 21st Century Healthcare, Inc. On October 22, 2008, a private enforcer named Vicky Hamilton sent over 70 manufacturers and retailers of multivitamin products, including the Company, various Sixty-Day Notices of Violation of Proposition 65, Cal. Health & Safety Code section 25249.5 et seq. alleging that certain products contain lead and lead compounds and were sold in California without a Proposition 65 warning threatening litigation pertaining to two of the Company’s multivitamin products. On December 23, 2008, the California Attorney General and nine California District Attorneys filed a complaint on behalf of the People of the State of California against a number of companies who received notices of violation from Ms. Hamilton, including the Company in Alameda County Superior Court. The action alleges violations of both Proposition 65 and the UCL and supplants the litigation Ms. Hamilton sought to bring against the Company on the claims stated in her Notice of Violation. Penalties under Proposition 65 may be assessed at the maximum rate of $2,500 per violation per day. Penalties under the UCL may be assessed at the same rate and are cumulative to those available under Proposition 65. Injunctive relief and attorneys fees are also available. The Company is investigating the claims in the action and has been discussing them with the California Attorney General and District Attorneys. At this time it is premature to determine the extent of any potential loss. Accordingly, as of September 25, 2010, the Company has not accrued any liabilities related to this litigation.

J.C. Romero v. ErgoPharm Inc., Proviant Technologies Inc., VS Holdings Inc, d/b/a Vitamin Shoppe, and General Nutrition Centers Inc. On April 27, 2009, plaintiff, a professional baseball player, filed a complaint against us, among others, in Superior Court of New Jersey (Law Division/Camden County). Plaintiff alleges that he purchased from one of our stores and consumed 6-OXO Extreme, which was manufactured by a third party, and in August 2008, allegedly tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages, including lost income during the suspension. The Company denies any and all liability and intends to vigorously defend these claims. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time. Accordingly, as of September 25, 2010, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of September 25, 2010, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

9. Related Party Transactions

The Company had a management agreement with IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC), which terminated on November 2, 2009, as a result of the IPO. This agreement provided for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. In addition, per the agreement a one-time termination fee of approximately $0.8 million was charged to expense during the fourth Fiscal quarter of 2009 in connection with the Company’s IPO. Accordingly, there were no amounts paid during the three and nine months ended September 25, 2010. Amounts paid for the three and nine months ended September 26, 2009 were approximately $0.4 million and $1.3 million, respectively.

10. Secondary Stock Offering

The Company completed a secondary public offering of 7,171,768 shares of its common stock on May 29, 2010. All of the shares of common stock were sold by certain stockholders of Vitamin Shoppe, Inc. The Company did not receive any proceeds from the sale of shares in the offering. As a result of this offering, $0.5 million in offering fees were incurred and charged to selling, general and administrative expenses during the second fiscal quarter ended June 26, 2010.

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

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Sales:
Retail	$167,086	$149,580	$508,017	$452,982
Direct	20,273	18,820	63,189	59,116

Net sales	$187,359	$168,400	$571,206	$512,098

Income from operations:
Retail	$28,742	$22,100	$90,447	$71,762
Direct	3,463	3,223	11,581	11,309
Corporate costs	(18,352)	(16,817)	(54,656)	(49,720)

Income from operations	$13,853	$8,506	$47,372	$33,351

12. Fair Value of Financial Instruments

The fair value of the Company’s Notes have been determined by the Company using quoted market prices. The following table sets forth the carrying amounts and fair values of the Company’s Notes at September 25, 2010 and December 26, 2009 (in thousands):

	September 25, 2010		December 26, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Second Priority Senior Secured Floating Rate Notes	$75,106	$75,763	$120,106	$120,669

The fair value of the Notes at September 25, 2010, is based on the last trade closest to that date which was September 14, 2010. The fair value for December 26, 2009, is based on the last trade closest to that date which was December 23, 2009.

Prior to its termination, the Company had an interest rate swap which was established as a cash flow hedge on a portion of its Notes to offset fluctuations related to the variable rate interest payments as described in Note 6. The unrecognized loss related to the interest rate swap is included in accumulated other comprehensive loss in the condensed consolidated balance sheets. The swap was previously categorized within Level 2 in the fair value hierarchy. For the nine months ended September 25, 2010, approximately $0.5 million was reclassified from accumulated other comprehensive loss to earnings (as a component of interest expense). As of September 25, 2010, the Company expects approximately $0.1 million of unrealized losses, net of taxes, that are reported in accumulated other comprehensive loss, along with $0.1 million of deferred tax assets related to the swap, to be reclassified into earnings within the two months.

13. Subsequent Events

On October 27, 2010, the Company announced its intent to redeem $20.0 million in aggregate principal of its outstanding Notes, to be completed on November 26, 2010. In addition, any accrued and unpaid interest at November 26, 2010 will be included in the redemption payment.

14. Supplemental Guarantor Information

The payment obligations of Industries under the Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by: VSI (Industries’ parent), Direct (Industries’ sole subsidiary), all of Industries’ future restricted domestic subsidiaries, and VSI’s. The Notes and the guarantees are Industries’, VSI’ and Direct’s second priority senior secured obligations. They rank equally with all of Industries’, VSI’s and Direct’s existing and future senior indebtedness and rank senior to all of Industries’, VSI’ and Direct’s existing and future subordinated indebtedness. The Notes and the guarantees are effectively subordinate to all of Industries’, VSI’s and Direct’s existing first priority senior secured indebtedness, to the extent of the collateral securing such indebtedness, including indebtedness under the Revolving Credit Facility.

The indenture governing the Notes restricts the ability of Industries and Direct to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets.

The following supplemental financial information sets forth, on a consolidating basis, balance sheets, statements of operations, and statements of cash flows for VSI, Industries and Direct (unaudited):

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF SEPTEMBER 25, 2010

(In thousands, except share data)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,663	$1,429	$33,543	$—	$36,635
Inventories	—	17,510	87,235	—	104,745
Prepaid expenses and other current assets	—	219	13,583	—	13,802
Intercompany receivable	65,415	302,220	234,700	(602,335)	—
Deferred income taxes	—	980	2,917	—	3,897

Total current assets	67,078	322,358	371,978	(602,335)	159,079
Property and equipment, net	—	18,615	61,899	—	80,514
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	69,841	—	69,841
Other assets:
Deferred financing fees, net of accumulated amortization of $2,391	—	—	1,172	—	1,172
Other long-term assets	—	1	1,962	—	1,963
Deferred income tax asset	3,910	2,297	17,420	(23,627)	—

Total other assets	3,910	2,298	20,554	(23,627)	3,135
Investment in subsidiary	225,931	—	62,820	(288,751)	—

Total assets	$296,919	$343,271	$764,340	$(914,713)	$489,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$—	$—	$1,628	$—	$1,628
Revolving credit facility	—	—	28,000	—	28,000
Intercompany payable	17,226	269,225	315,884	(602,335)	—
Accounts payable	—	170	17,387	—	17,557
Deferred sales	—	2,189	10,353	—	12,542
Accrued salaries and related expenses	—	875	6,533	—	7,408
Other accrued expenses	1	822	17,326	—	18,149

Total current liabilities	17,227	273,281	397,111	(602,335)	85,284
Long-term debt	—	—	75,106	—	75,106
Capital lease obligation, net of current portion	—	—	1,249	—	1,249
Deferred income taxes	514	2,995	37,801	(23,627)	17,683
Other long-term liabilities	—	8	4,816	—	4,824
Deferred rent	—	4,167	22,326	—	26,493
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized, 27,900,940 shares issued and outstanding	279	—	—	—	279
Additional paid-in capital	231,109	20,165	166,791	(186,956)	231,109
Accumulated other comprehensive loss	(100)	—	(100)	100	(100)
Retained earnings	47,890	42,655	59,240	(101,895)	47,890

Total stockholders’ equity	279,178	62,820	225,931	(288,751)	279,178

Total liabilities and stockholders’ equity	$296,919	$343,271	$764,340	$(914,713)	$489,817

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 26, 2009

(In thousands, except share data)

	Vitamin Shoppe, Inc.	VS Direct	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,767	$917	$6,113	$—	$8,797
Inventories	—	17,510	88,581	—	106,091
Prepaid expenses and other current assets	—	208	13,193		13,401
Intercompany receivable	47,444	292,145	262,745	(602,334)	—
Deferred income taxes	—	723	4,422	—	5,145

Total current assets	49,211	311,503	375,054	(602,334)	133,434
Property and equipment, net	—	21,869	62,091	—	83,960
Goodwill	—	—	177,248	—	177,248
Other intangibles, net	—	—	70,356	—	70,356
Other assets:
Deferred financing fees, net of accumulated amortization of $2,856	—	—	2,384	—	2,384
Other	—	2	1,873	—	1,875
Deferred income tax asset	3,741	1,969	15,844	(21,554)	—

Total other assets	3,741	1,971	20,101	(21,554)	4,259
Investment in Subsidiary	200,051	—	54,533	(254,584)	—

Total assets	$253,003	$335,343	$759,383	$(878,472)	$469,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$20,000	$—	$20,000
Current portion of capital lease obligation	—	—	1,537	—	1,537
Revolving credit facility	—	—	—	—	—
Intercompany payable	17,400	269,225	315,709	(602,334)	—
Accounts payable	—	166	24,909	—	25,075
Deferred sales	—	2,596	11,790	—	14,386
Accrued salaries and related expenses	—	716	6,835	—	7,551
Other accrued expenses	803	953	12,713	—	14,469

Total current liabilities	18,203	273,656	393,493	(602,334)	83,018
Long-term debt	—	—	100,106	—	100,106
Capital lease obligation, net of current portion	—	—	2,303	—	2,303
Deferred income taxes	449	3,020	38,030	(21,554)	19,945
Other long term liabilities	—	4	4,762	—	4,766
Deferred rent	—	4,130	20,638	—	24,768
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 26,750,423 shares issued and outstanding	—	—	—	—	268
Additional paid-in capital	210,359	20,165	166,791	(186,956)	210,359
Accumulated other comprehensive loss	(882)	—	(882)	882	(882)
Retained earnings	24,606	34,368	34,142	(68,510)	24,606

Total stockholders’ equity	234,351	54,533	200,051	(254,584)	234,351

Total liabilities and stockholders’ equity	$253,003	$335,343	$759,383	$(878,472)	$469,257

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 25, 2010

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$38,088	$149,271	$—	$187,359
Commissions	—	4,661	2,074	(6,735)	—
Cost of goods sold	—	26,955	100,690	(1,455)	126,190

Gross profit	—	15,794	50,655	(5,280)	61,169
Selling, general and administrative expenses	1,114	12,497	38,985	(5,280)	47,316

(Loss) income from operations	(1,114)	3,297	11,670	—	13,853
Interest expense, net	—	—	2,181	—	2,181

(Loss) income before (benefit) provision for income taxes	(1,114)	3,297	9,489	—	11,672
(Benefit) provision for income taxes	(367)	1,424	3,366	—	4,423

(Loss) income before equity in net earnings of subsidiary	(747)	1,873	6,123	—	7,249
Equity in net earnings of subsidiary	7,996	—	1,873	(9,869)	—

Net income	$7,249	$1,873	$7,996	$(9,869)	$7,249

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$115,775	$455,431	$—	$571,206
Commissions	—	14,794	6,331	(21,125)	—
Cost of goods sold	—	81,077	304,688	(4,435)	381,330

Gross profit	—	49,492	157,074	(16,690)	189,876
Selling, general and administrative expenses	3,009	35,853	120,332	(16,690)	142,504

(Loss) income from operations	(3,009)	13,639	36,742	—	47,372
Loss on extinguishment of debt	—	—	1,120	—	1,120
Interest expense, net	—	1	7,669	—	7,670

(Loss) income before (benefit) provision for income taxes	(3,009)	13,638	27,953	—	38,582
(Benefit) provision for income taxes	(1,196)	5,351	11,143	—	15,298

(Loss) income before equity in net earnings of subsidiary	(1,813)	8,287	16,810	—	23,284
Equity in net earnings of subsidiary	25,097	—	8,287	(33,384)	—

Net income	$23,284	$8,287	$25,097	$(33,384)	$23,284

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2009

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$33,863	$134,537	$—	$168,400
Commissions	—	4,424	1,940	(6,364)	—
Cost of goods sold	—	24,561	92,822	(1,372)	116,011

Gross profit	—	13,726	43,655	(4,992)	52,389
Selling, general and administrative expenses	692	10,933	36,806	(4,992)	43,439
Related party expenses	—	—	444	—	444

(Loss) income from operations	(692)	2,793	6,405	—	8,506
Loss on extinguishment of debt	—	—	263	—	263
Interest expense, net	—	1,101	3,565	—	4,666

(Loss) income before (benefit) provision for income taxes	(692)	1,692	2,577	—	3,577
(Benefit) provision for income taxes	(304)	658	1,188	—	1,542

(Loss) income before equity in net earnings of subsidiary	(388)	1,034	1,389	—	2,035
Equity in net earnings of subsidiary	2,423	—	1,034	(3,457)	—

Net income	$2,035	$1,034	$2,423	$(3,457)	$2,035

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2009

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Net sales	$—	$100,665	$411,433	$—	$512,098
Commissions	—	14,135	5,708	(19,843)	—
Cost of goods sold	—	72,642	278,249	(3,956)	346,935

Gross profit	—	42,158	138,892	(15,887)	165,163
Selling, general and administrative expenses	1,961	33,442	111,036	(15,887)	130,552
Related party expenses	—	—	1,260	—	1,260

(Loss) income from operations	(1,961)	8,716	26,596	—	33,351
Loss on extinguishment of debt	—	—	263	—	263
Interest expense, net	—	1,101	13,404	—	14,505

(Loss) income before (benefit) provision for income taxes	(1,961)	7,615	12,929	—	18,583
(Benefit) provision for income taxes	(860)	2,957	5,683	—	7,780

(Loss) income before equity in net earnings of subsidiary	(1,101)	4,658	7,246	—	10,803
Equity in net earnings of subsidiary	11,904	—	4,658	(16,562)	—

Net income	$10,803	$4,658	$11,904	$(16,562)	$10,803

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$23,284	$8,287	$25,097	$(33,384)	$23,284
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on extinguishment of debt	—	—	1,120	—	1,120
Loss on disposal of fixed assets	—	—	2	—	2
Impairment charge on fixed assets	—	—	1,326	—	1,326
Depreciation and amortization of fixed and intangible assets	—	4,887	11,238	—	16,125
Amortization of deferred financing fees	—	—	612	—	612
Amortization of unrealized loss on terminated swap	—	—	922	—	922
Deferred income taxes	(104)	(610)	(862)	—	(1,576)
Deferred rent	—	37	1,253	—	1,290
Equity compensation expense	3,009	—	—	—	3,009
Tax benefits on exercises of stock options	(7,717)	—	—	—	(7,717)
Equity in earnings of subsidiary	(25,097)	—	(8,287)	33,384	—
Changes in operating assets and liabilities:
Inventories	—	—	1,346	—	1,346
Prepaid expenses and other current assets	—	(11)	45	—	34
Intercompany	(10,253)	(10,075)	20,328	—	—
Other long-term assets	—	1	(89)	—	(88)
Accounts payable	—	4	(6,623)	—	(6,619)
Accrued expenses and other current liabilities	(804)	(379)	10,821	—	9,638
Other long-term liabilities	—	4	54	—	58

Net cash (used in) provided by operating activities	(17,682)	2,145	58,303	—	42,766

Cash flows from investing activities:
Capital expenditures	—	(1,633)	(12,599)	—	(14,232)

Net cash used in investing activities	—	(1,633)	(12,599)	—	(14,232)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	38,000	—	38,000
Repayment of borrowings under revolving credit agreement	—	—	(10,000)	—	(10,000)
Payments of capital lease obligation	—	—	(1,176)	—	(1,176)
Redemption of long term debt (Notes)	—	—	(45,000)	—	(45,000)
Payments for expenses related to the offering	(87)	—	—	—	(87)
Proceeds from exercises of common stock options	9,948	—	—	—	9,948
Tax benefits on exercises of stock options	7,717	—	—	—	7,717
Deferred financing fees	—	—	(98)	—	(98)

Net cash provided by (used in) financing activities	17,578	—	(18,274)	—	(696)

Net (decrease) increase in cash and cash equivalents	(104)	512	27,430	—	27,838
Cash and cash equivalents beginning of period	1,767	917	6,113	—	8,797

Cash and cash equivalents end of period	$1,663	$1,429	$33,543	$—	$36,635

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2009

(In thousands)

	Vitamin Shoppe, Inc.	VS Direct Inc.	Vitamin Shoppe Industries Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$10,803	$4,658	$11,904	$(16,562)	$10,803
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt			263	—	263
Loss on disposal of fixed assets	—	8	120	—	128
Depreciation and amortization of fixed and intangible assets	—	3,508	12,095	—	15,603
Amortization of deferred financing fees	—	—	877	—	877
Deferred income taxes	(861)	(92)	(1,697)	—	(2,650)
Deferred rent	—	273	2,227	—	2,500
Equity compensation expense	1,962	—	—	—	1,962
Equity in earnings of subsidiary	(11,904)	—	(4,658)	16,562	—
Changes in operating assets and liabilities:				—
Inventories	—	37	3,877	—	3,914
Prepaid expenses and other current assets	—	(12)	1,149	—	1,137
Intercompany	—	(3,689)	3,689	—	—
Other long-term assets	—	—	408	—	408
Accounts payable	—	38	(2,956)	—	(2,918)
Accrued expenses and other current liabilities	—	199	1,022	—	1,221
Other long-term liabilities	—	3	(2,317)	—	(2,314)

Net cash provided by operating activities	—	4,931	26,003	—	30,934

Cash flows from investing activities:
Capital expenditures	—	(4,703)	(13,596)	—	(18,299)

Net cash used in investing activities	—	(4,703)	(13,596)	—	(18,299)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	8,594	—	8,594
Repayment of borrowings under revolving credit agreement	—	—	(17,000)	—	(17,000)
Payments of capital lease obligation			(979)		(979)
Deferred financing fees	—	—	(512)	—	(512)

Net cash used in financing activities	—	—	(9,897)	—	(9,897)

Net increase in cash and cash equivalents	—	228	2,510	—	2,738
Cash and cash equivalents beginning of period	—	841	782	—	1,623

Cash and cash equivalents end of period	$—	$1,069	$3,292	$—	$4,361

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. As of October 26, 2010, we operated 479 stores located in 37 states and the District of Columbia and sold direct to consumers through our web sites primarily www.vitaminshoppe.com, and our nationally circulated catalog. We target the dedicated, well-informed vitamin, mineral and supplement (“VMS”) consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. We market over 700 different nationally recognized brands as well as our proprietary Vitamin Shoppe, BodyTech and MD Select brands. We offer our customers a selection of approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and an additional 12,000 SKUs available through our Internet and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or at mass merchants, such as drug stores chains and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

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

Since the beginning of 2006, we have aggressively pursued new store growth. During this period through September 25, 2010, we opened 204 new stores, expanding our presence in our existing markets as well as entering new markets such as California, Texas, Michigan and Hawaii. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

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

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2006, we have opened 211 stores and operate 479 stores located in 37 states and the District of Columbia as of October 26, 2010. To accommodate the anticipated growth and geographic dispersion of our store locations we have entered into an agreement with a west coast third party logistics facility, which we began fully utilizing during the quarter ended September 25, 2010. The agreement is for a period of three years, and will supply our stores in the western United States with our most popular products.

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

Related party expenses consist of management fees incurred and paid to IPC Manager II, LLC during Fiscal 2009.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net sales	$187,359	$168,400	$571,206	$512,098
Increase in comparable store net sales	7.1%	4.4%	7.3%	4.6%
Gross profit as a percent of net sales	32.6%	31.1%	33.2%	32.3%
Income from operations	$13,853	$8,506	$47,372	$33,351

The following table shows the growth in our network of stores during the three and nine months ended September 25, 2010 and September 26, 2009:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Store Data:
Stores open at beginning of period	463	425	438	401
Stores opened	9	9	35	34
Stores closed	—	—	(1)	(1)

Stores open at end of period	472	434	472	434

Results of Operations

The information presented below is for the three and nine months ended September 25, 2010 and September 26, 2009 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three and nine months ended September 25, 2010 and September 26, 2009 as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.4%	68.9%	66.8%	67.7%

Gross profit	32.6%	31.1%	33.2%	32.3%
Selling, general and administrative expenses	25.3%	25.8%	24.9%	25.5%
Related party expenses	0.0%	0.2%	0.0%	0.3%

Income from operations	7.4%	5.1%	8.3%	6.5%
Loss on extinguishment of debt	0.0%	0.2%	0.2%	0.1%
Interest expense, net	1.2%	2.8%	1.3%	2.8%

Income before provision for income taxes	6.2%	2.1%	6.8%	3.6%
Provision for income taxes	2.4%	0.9%	2.7%	1.5%

Net income	3.9%	1.2%	4.1%	2.1%

Three Months Ended September 25, 2010 Compared To Three Months Ended September 26, 2009

Net Sales

Net sales increased $19.0 million, or 11.3%, to $187.4 million for the three months ended September 25, 2010 compared to $168.4 million for the three months ended September 26, 2009. The increase was primarily the result of an increase in our comparable store sales, and new sales from our non-comparable stores, as well as an increase in our direct sales.

Retail

Net sales from our retail stores increased $17.5 million, or 11.7%, to $167.1 million for the three months ended September 25, 2010 compared to $149.6 million for the three months ended September 26, 2009. We operated 472 stores as of September 25, 2010 compared to 434 stores as of September 26, 2009. Our overall store sales for the three months ended September 25, 2010 increased due to non-comparable store sales increases of $7.0 million and an increase in comparable store sales of $10.5 million, or 7.1%. The increase in comparable store sales was primarily due to an increase in customer count. Our overall sales increased primarily in the categories of sports nutrition, which increased $10.4 million; supplements, which increased $1.6 million; vitamins and minerals, which increased $2.4 million; and weight management which increased $1.4 million.

Within the supplements category, sales in essential fatty acids, or EFAs, and CoQ10 continued to exhibit strong growth. Sales in our vitamin and multivitamin category increased at a rate greater than the overall increase in net sales due to the introduction of new special formulations for men and women as well as an increase in sales of Vitamin D. The sports nutrition category continues to be among our fastest growing categories. We expect this trend to continue based on the continued strength in sales and the growth of the fitness-conscious market.

Direct

Net sales to our direct customers increased $1.5 million, or 7.7%, to $20.3 million for the three months ended September 25, 2010 compared to $18.8 million for the three months ended September 26, 2009. The overall increase in our direct sales was due to an increase in our internet sales of approximately $2.0 million which was offset in part by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers gained as a result of an increase in promotional activity through certain of our online store-fronts. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $10.2 million, or 8.8%, to $126.2 million for the three months ended September 25, 2010 compared to $116.0 million for the three months ended September 26, 2009. The dollar increase was primarily due to an increase in sales, as well as an increase in occupancy costs for the quarter ended September 25, 2010, as compared to the quarter ended September 26, 2009. Cost of goods sold as a percentage of net sales decreased to 67.4% for the three months ended September 25, 2010, compared to 68.9% for the three months ended September 26, 2009. The decrease of cost of goods sold as a percentage of net sales was primarily due to decreases in product costs of approximately 0.9% as a percentage of net sales, a decrease in occupancy costs of 0.4% as a percentage of net sales, and a decrease in distribution costs of 0.2% as a percentage of sales. The decrease in product costs as a percentage of net sales was due primarily to a lower level of promotional activity as well as experiencing greater efficiency in our inventory management during the three months ended September 25, 2010, as compared to the three months ended September 26, 2009, reflecting our continued efforts to enhance inventory management. The decrease in occupancy costs as a percentage of sales reflects the maturation of our newer stores as the increase in comparable store sales more than offsets the increase in our store occupancy costs.

Gross Profit

As a result of the foregoing, gross profit increased $8.8 million, or 16.8%, to $61.2 million for the three months ended September 25, 2010 compared to $52.4 million for the three months ended September 26, 2009. Gross profit as a percentage of sales increased to 32.6% for the quarter ended September 25, 2010, compared to 31.1% for the quarter ended September 26, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses, increased $3.9 million, or 8.9%, to $47.3 million for the three months ended September 25, 2010, compared to $43.4 million for the three months ended September 26, 2009. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales decreased to 25.3% during the three months ended September 25, 2010 as compared to 25.8% for the three months ended September 26, 2009.

Operating payroll and related benefits increased $1.7 million, or 10.0%, to $18.6 million for the three months ended September 25, 2010 compared to $16.9 million for the three months ended September 26, 2009. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.9% for the three months ended September 25, 2010 compared to 10.1% for the three months ended September 26, 2009. The decrease as a percentage of net sales was primarily due to greater sales per hour for the quarter ended September 25, 2010, as compared to the quarter ended September 26, 2009, due to the maturation of our newer stores.

Advertising and promotion expenses decreased $0.2 million, or 5.8%, to $3.2 million for the three months ended September 25, 2010 compared to $3.4 million for the three months ended September 26, 2009. Advertising and promotion expenses as a percentage of net sales decreased to 1.7% for the three months ended September 25, 2010, as compared to 2.0% for the three months ended September 26, 2009.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $2.4 million, or 10.3%, to $25.5 million for the three months ended September 25, 2010 compared to $23.1 million for the three months ended September 26, 2009. The dollar increase in other selling, general and administrative expenses was due to increases in the following expenses: an impairment charge of approximately $1.1 million, which reflects an impairment on fixed assets related to two of our stores; corporate payroll expenses of $1.7 million; and stock-based compensation expense of approximately $0.4 million. In addition, included in other selling, general and administrative expenses was a charge of $0.8 million related to the settlement of a litigation case in the state of California. These increases were offset in part by a credit card fee rebate of approximately $1.0 million. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.6% during the three months ended September 25, 2010 compared to 13.7% for the three months ended September 26, 2009. The decrease as a percentage of sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the quarter ended September 25, 2010, as compared to the quarter ended September 26, 2009.

Related Party Expenses

There were no related party expenses for the three months ended September 25, 2010. Related party expenses for the three months ended September 26, 2009 were $0.4 million.

Income from Operations

As a result of the foregoing, income from operations increased $5.3 million, or 62.9%, to $13.9 million for the three months ended September 25, 2010 compared to $8.5 million for the three months ended September 26, 2009. Income from operations as a percentage of net sales increased to 7.4% for the three months ended September 25, 2010 compared to 5.1% for the three months ended September 26, 2009.

Retail

Income from operations for the retail segment increased $6.6 million, or 30.1%, to $28.7 million for the three months ended September 25, 2010 compared to $22.1 million for the three months ended September 26, 2009. Income from operations as a percentage of net sales for the retail segment increased to 17.2% for the three months ended September 25, 2010, compared to 14.8% for the three months ended September 26, 2009. The increase as a percentage of sales was primarily due to decreases in product costs of 1.0% as a percentage of net sales, as well as a decrease in occupancy costs of 0.5% as a percentage of net sales. In addition, there was a decrease in general store operating expenses (which include store payroll and advertising) of approximately 0.6% as a percentage of net sales. The decrease in product costs as a percentage of net sales was due primarily to a lower level of promotional activity as well as experiencing greater efficiency in our inventory management during the three months ended September 25, 2010. The decrease in occupancy costs as percentage of sales reflects the maturation of our newer stores as the increase in comparable sales more than offsets the increase in our store occupancy costs. The decrease in store operating expenses as a percentage of sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the quarter ended September 25, 2010, as compared to the quarter ended September 26, 2009.

Direct

Income from operations for the direct segment increased $0.2 million, or 7.4%, to $3.5 million for the three months ended September 25, 2010 compared to $3.2 million for the three months ended September 26, 2009. Income from operations as a percentage of net sales for the direct segment remained level at 17.1% for both the three months ended September 25, 2010 and the three months ended September 26, 2009.

Corporate Costs

Corporate costs increased by $1.5 million, or 9.1%, to $18.4 million for the three months ended September 25, 2010 compared to $16.8 million for the three months ended September 26, 2009. Corporate costs as a percentage of net sales decreased to 9.8% for the three months ended September 25, 2010 compared to 10.0% for the three months ended September 26, 2009. The dollar increase was primarily due to increases in depreciation and amortization expense of approximately $1.1 million, reflecting an impairment charge during the period, corporate payroll expenses of $1.7 million, and stock-based compensation expense of $0.4 million during the quarter ended September 25, 2010, as compared to the quarter ended September 26, 2009. These increases were offset in part by a credit card fee rebate of approximately $1.0 million received during the quarter ended September 25, 2010. The decrease as a percentage of sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the quarter ended September 25, 2010, as compared to the quarter ended September 26, 2009.

Loss on extinguishment of debt

Loss on extinguishment of debt of $0.3 million for the quarter ended September 26, 2009, represented the write-off of unamortized deferred financing fees related to the termination of our former revolving credit line which was entered into in Fiscal 2005 and terminated on September 25, 2009.

Interest Expense, net

Interest expense net, decreased $2.5 million, or 53.3%, to $2.2 million for the three months ended September 25, 2010 compared to $4.7 million for the three months ended September 26, 2009. The decrease in interest expense was primarily due to the decrease in our outstanding Notes as a result of the redemption of approximately $89.9 million in aggregate principal from December 2009 through May 2010, offset in part by an increase in average borrowings from our Revolving Credit Line of $30.9 million during the quarter ended September 25, 2010, compared to average borrowings of $6.5 million during the quarter ended September 26, 2009.

Provision for Income Taxes

We recognized $4.4 million of income tax expense during the three months ended September 25, 2010 compared with $1.5 million for the three months ended September 26, 2009. The effective tax rate for the three months ended September 25, 2010 before taking into effect a discrete item related to the reversal of an accrual for an uncertain tax position (due to the expiration of the statutory period) was 40.5%, compared to 43.1% for the three months ended September 26, 2009. The effective tax rate for the three months ended September 25, 2010 after taking into effect the discrete item was 37.9%. The effective rate for the current period, as compared to the same period last year, decreased primarily due to adjustments made during the quarter ended September 26, 2009, for increases to certain state income tax rates, as well as increases to liabilities related to uncertain tax positions.

Net Income

As a result of the foregoing, we generated net income of $7.2 million for the three months ended September 25, 2010 compared to $2.0 million for the three months ended September 26, 2009.

Nine months ended September 25, 2010 Compared to Nine months ended September 26, 2009

Net Sales

Net sales increased $59.1 million, or 11.5%, to $571.2 million for the nine months ended September 25, 2010 compared to $512.1 million for the nine months ended September 26, 2009. The increase was the result of an increase in our comparable store sales, new sales from our non-comparable stores as well as an increase in our direct sales.

Retail

Net sales from our retail stores increased $55.0 million, or 12.1%, to $508.0 million for the nine months ended September 25, 2010 compared to $453.0 million for the nine months ended September 26, 2009. We operated 472 stores as of September 25, 2010 compared to 434 stores as of September 26, 2009. Our overall store sales for the nine months ended September 25, 2010 increased due to non-comparable store sales increases of $22.3 million and an increase in comparable store sales of $32.7 million, or 7.3%. Our overall sales increased primarily in the categories of supplements, which increased $7.3 million; vitamins and minerals, which increased $9.0 million; and sports nutrition, which increased $30.3 million.

The supplements category, which is among the largest selling product categories in our mix, continues to experience significant growth in sales of essential fatty acids, or EFAs, which have been responsible for most of the growth in the supplement category for several quarters. Product sales in the sports nutrition category increased at a greater rate than the overall increase in net sales during the nine months ended September 25, 2010, and has done so since the middle of Fiscal 2006. We believe this is due largely to the growth in the fitness-conscious market as well as the diversity of new product introductions and innovations in functionally specific supplementation.

Direct

Net sales to our direct customers increased $4.1 million, or 6.9%, to $63.2 million for the nine months ended September 25, 2010 compared to $59.1 million for the nine months ended September 26, 2009. The increase in our direct sales was due to an increase in our internet sales of approximately $5.9 million which was offset in part by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers gained as a result of an increase in promotional activity through certain of our online store-fronts during the nine months ended September 25, 2010, as compared to the nine months ended September 26, 2009. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the introduction of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $34.4 million, or 9.9%, to $381.3 million for the nine months ended September 25, 2010 compared to $346.9 million for the nine months ended September 26, 2009. The dollar increase was primarily due to an increase in product costs and occupancy costs for the nine months ended September 25, 2010, as compared to the nine months ended September 26, 2009. Cost of goods sold as a percentage of net sales decreased to 66.8% for the nine months ended September 25, 2010, compared to 67.7% for the nine months ended September 26, 2009. The decrease of cost of goods sold as a percentage of net sales was due primarily to decreases in product costs and occupancy costs as a percentage of sales of 0.6% and 0.3%, respectively. The decrease in product costs as a percentage of sales is due to both more efficient managing of our inventory as well as a decrease in promotional activity during the nine months ended September 25, 2010, as compared to the nine months ended September 26, 2009. The decrease in occupancy costs as a percentage of sales is largely attributable to the maturation of our newer stores as the increase in comparable sales during the nine months ended September 25, 2010, more than offsets the increase in our store operation costs.

Gross Profit

As a result of the foregoing, gross profit increased $24.7 million, or 15.0%, to $189.9 million for the nine months ended September 25, 2010 compared to $165.2 million for the nine months ended September 26, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including operating payroll and related benefits, advertising and promotion expense, depreciation and amortization, and other selling, general and administrative expenses, increased $12.0 million, or 9.2%, to $142.5 million for the nine months ended September 25, 2010, compared to $130.6 million for the nine months ended September 26, 2009. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the nine months ended September 25, 2010 decreased to 24.9% compared to 25.5% for the nine months ended September 26, 2009.

Operating payroll and related benefits increased $4.9 million, or 9.8%, to $55.3 million for the nine months ended September 25, 2010 compared to $50.3 million for the nine months ended September 26, 2009. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.7% for the nine months ended September 25, 2010 compared to 9.8% for the nine months ended September 26, 2009. The decrease as a percentage of net sales was primarily due to greater sales per hour for the nine months ended September 25, 2010, as compared to the nine months ended September 26, 2009, due to the maturation of our newer stores.

Advertising and promotion expenses decreased $0.4 million, or 4.0%, to $10.4 million for the nine months ended September 25, 2010 compared to $10.8 million for the nine months ended September 26, 2009. Advertising and promotion expenses as a percentage of net sales decreased to 1.8% for the nine months ended September 25, 2010 from 2.1% for the nine months ended September 26, 2009. The decrease is primarily due to a decrease in our new store opening promotions, as well as a decrease in catalogue circulation, during the nine months ended September 25, 2010, as compared to the nine months ended September 26, 2009.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $7.4 million, or 10.7%, to $76.8 million for the nine months ended September 25, 2010 compared to $69.4 million for the nine months ended September 26, 2009. The increase was due to increases in depreciation and amortization expense of approximately $1.8 million, $1.3 of which was a result of charges on impairments of fixed assets related to three of our stores, an increase in corporate payroll expenses of $3.5 million, an increase in stock-based compensation expense of $1.0 million, costs related to our secondary public offering of approximately $0.5 million, and an increase in credit card fees of $1.2 million. In addition, included in other selling, general and administrative expenses was a charge of $0.8 million related to the settlement of a litigation case in the state of California. These increases were offset in part by credit card fee rebates of approximately $1.0 million. The increase in payroll was attributable to increases to our corporate staff to meet the needs of our growth during the nine months ended September 25, 2010, as compared to the nine months ended September 26, 2009. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.5% during the nine months ended September 25, 2010 compared to 13.6% for the nine months ended September 26, 2009, due to achieving greater overall efficiencies from our operations and corporate infrastructure relative to net sales during the nine months ended September 25, 2010, as compared to the nine months ended September 26, 2009.

Related Party Expenses

There were no related party expenses for the nine months ended September 25, 2010. Related party expenses were $1.3 million for the nine months ended September 26, 2009.

Income from Operations

As a result of the foregoing, income from operations increased $14.0 million, or 42.0%, to $47.4 million for the nine months ended September 25, 2010 compared to $33.4 million for the nine months ended September 26, 2009. Income from operations as a percentage of net sales increased to 8.3% for the nine months ended September 25, 2010, compared to 6.5% for the nine months ended September 26, 2009.

Retail

Income from operations for the retail segment increased $18.7 million, or 26.0%, to $90.4 million for the nine months ended September 25, 2010 compared to $71.8 million for the nine months ended September 26, 2009. Income from operations as a percentage of net sales for the retail segment increased to 17.8% for the nine months ended September 25, 2010 compared to 15.8% for the nine months ended September 26, 2009. The increase as a percentage of net sales was primarily due to the decrease in product costs of 0.8% as a percentage of sales and a decrease in occupancy costs of 0.4% as a percentage of sales, as well as a decrease in advertising expenses of 0.4% as a percentage of sales. The decrease in product costs as a percentage of sales is due to both more efficient managing of our inventory as well as a decrease in promotional activity during the nine months ended September 25, 2010, as compared to September 26, 2009. The decrease in occupancy costs as a percentage of sales is largely attributable to the maturation of our newer stores as the increase in comparable sales during the nine months ended September 25, 2010, more than offsets the increase in our store operation costs. The decrease in advertising costs was as a result of the decrease in our new store opening promotions during the nine months ended September 25, 2010, as compared to September 26, 2009.

Direct

Income from operations for the direct segment increased $0.3 million, or 2.4%, to $11.6 million for the nine months ended September 25, 2010 compared to $11.3 million for the nine months ended September 26, 2009. Income from operations as a percentage of net sales for the direct segment decreased to 18.3% for the nine months ended September 25, 2010 compared to 19.1% for the nine months ended September 26, 2009. This decrease in income from operations as a percentage of net sales was due to a 1.4% increase in product costs as a percent of sales, offset by a decrease in payroll expenses of 0.5% as a percentage of net sales and a decrease in distribution costs of 0.1% as a percentage of net sales. The increase in product costs as a percentage of net sales is due primarily to increases in shipping costs and promotional pricing during the nine months ended September 25, 2010, as compared to the nine months ended September 26, 2009. The decrease in distribution costs was primarily as a result of higher picking rates experienced for the nine months ended September 25, 2010, as compared the nine months ended September 26, 2009.

Corporate Costs

Corporate costs increased by $4.9 million, or 9.9%, to $54.7 million for the nine months ended September 25, 2010 compared to $49.7 million for the nine months ended September 26, 2009. Corporate costs as a percentage of net sales decreased to 9.6% for the nine months ended September 25, 2010 compared to 9.7% for the nine months ended September 26, 2009. The dollar increase was primarily due to increases in depreciation and amortization expense of approximately $1.8 million, an increase in stock-based compensation expense of $1.0 million, and an increase in payroll of $3.5 million, attributable to our growing corporate infrastructure. These increases were offset in part by credit card fee rebates of approximately $1.0 million. The 0.1% decrease as a percentage of net sales for the nine months ended September 25, 2010, as compared to the nine months ended September 26, 2009, was primarily due to achieving greater overall efficiencies from our corporate infrastructure relative to net sales during the nine months ended September 25, 2010, as compared to the nine months ended September 26, 2009.

Loss on extinguishment of debt

Loss on extinguishment of debt of $1.1 million for the nine months ended September 25, 2010, represents the write-off of a portion of the unrecognized loss of our interest rate swap of approximately $0.4 million, as well as the write-off of a portion of deferred financing fees of approximately $0.7 million, related to the redemption of portions of our Notes in January and May 2010. Loss on extinguishment of debt of $0.3 million for the nine months ended September 26, 2009, represented the write-off of unamortized deferred financing fees related to the termination of our former revolving credit line which was entered into in Fiscal 2005 and terminated on September 25, 2009.

Interest Expense, net

Interest expense, net decreased $6.8 million, or 47.1%, to $7.7 million for the nine months ended September 25, 2010 compared to $14.5 million for the nine months ended September 26, 2009. The decrease was due primarily to a decrease in our outstanding Notes as a result of the redemption of approximately $89.9 million in aggregate principal from December of 2009 through May of 2010, offset in part by an increase in the average balance of our revolving credit line of $14.5 million, during the nine months ended September 25, 2010.

Provision for Income Taxes

We recognized $15.3 million of income tax expense during the nine months ended September 25, 2010 compared with $7.8 million for the nine months ended September 26, 2009. The effective tax rate for the nine months ended September 25, 2010 before taking into effect a discrete item related to the reversal of an accrual for an uncertain tax position (due to the expiration of the statutory period) was 40.4%, compared to 41.9% for the nine months ended September 26, 2009. The effective tax rate for the nine months ended September 25, 2010 after taking into effect the aforementioned discrete item was 39.7%. The effective rate for the current period, as compared to the same period last year, decreased primarily due to adjustments made during the second fiscal quarter of 2009, related to increases in certain state income tax rates, as well as increases to liabilities related to uncertain tax positions.

Net Income

As a result of the foregoing, we generated net income of $23.3 million for the nine months ended September 25, 2010 compared to $10.8 million for the nine months ended September 26, 2009.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources:

	September 25, 2010	December 26, 2009
Balance Sheet Data:
Cash and cash equivalents	$36,635	$8,797
Working capital	73,795	50,416
Total assets	489,817	469,257
Total debt, including capital leases	105,983	123,946

	Nine Months Ended
	September 25, 2010	September 26, 2009
Other Information:
Depreciation and amortization (1)	$16,125	$15,603
Impairment charge on fixed assets	$1,326	$—
Cash Flows Provided By (Used In):
Operating activities	$42,766	$30,934
Investing activities	(14,232)	(18,299)
Financing activities	(696)	(9,897)

Net increase in cash and cash equivalents	$27,838	$2,738

(1)	Excludes amortization of deferred financing fees.

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

We plan to spend up to $22 million in capital expenditures during Fiscal 2010, of which up to $17 million will be in connection with our store growth and improvement plans with the remainder of up to $5 million being used for all other expenditures. Of the total capital expenditures projected for Fiscal 2010 we have already invested $14.2 million during the nine months ended September 25, 2010. We plan on opening approximately 46 stores during Fiscal 2010, of which we have already opened 35 stores as of September 25, 2010. During fiscal 2011, we intend to expand our store base by approximately 50 stores, and spend up to $23 million in capital expenditures. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of $165,000 to $185,000 at cost for each of our stores. Giving consideration to both our revolving credit facility and cash generated from our operations, we feel we will have sufficient liquidity through the next fiscal year to fund our capital requirements and operations. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

During April 2010, we increased our credit facility by $20.0 million to provide liquidity for the redemption of a portion of our Notes during May 2010. In addition, we intend to redeem an additional $20.0 million of our Notes during the fourth fiscal quarter of 2010 which will be completed using our existing available cash.

We were in compliance with all debt covenants as of September 25, 2010.

Cash Provided by Operating Activities

Cash provided by operating activities was $42.8 million for the nine months ended September 25, 2010, as compared to $30.9 million of cash provided by operating activities for the nine months ended September 26, 2009. The $11.8 million increase in cash flows from operating activities is primarily due to an increase in our net income, offset in part by an increase in expenditures on our accounts payable during the nine months ended September 25, 2010, as compared to the nine months ended September 26, 2009. In addition, there was a one time payment of approximately $2.6 million which occurred during September 2009, for the termination of our interest rate swap. The increase in expenditures on our accounts payable is largely attributable to faster payments to our suppliers to take advantage of certain payment terms.

Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 25, 2010, was $14.2 million, compared to $18.3 million during the nine months ended September 26, 2009. Capital expenditures during the nine months ended September 25, 2010, were used for the construction of 35 new stores, and improvements to existing stores, as well as computer equipment related to those stores. During the nine months ended September 26, 2009, capital expenditures were used for the construction of 34 new stores, as well as computer equipment related to those stores. The $4.1 million decrease in expenditures during the nine months ended September 25, 2010, as compared to the nine months ended September 26, 2009, is primarily the result of a lower construction cost per store. The lower cost per store reflects less work required to ready a store for operations based on its existing condition during the inception of the lease.

Cash Used in by Financing Activities

Net cash used in financing activities was $0.7 million for the nine months ended September 25, 2010, as compared to net cash used in financing activities of $9.9 million for the nine months ended September 26, 2009. The $9.2 million decrease in cash used in financing activities was due primarily to net borrowings from our revolving credit line of $28.0 million during the nine months ended September 25, 2010, as compared to net repayments of $8.4 million during the nine months ended September 26, 2009, as well as proceeds received from the exercise of employee stock options of approximately $9.9 million during the nine months ended September 25, 2010. These inflows were offset by the redemption of a portion of our Notes of $45.0 million during May of 2010.

2005 Second Priority Senior Secured Floating Rate Notes

Commencing on February 15, 2006, interest on our Notes was set at a per annum rate equal to a three month LIBOR plus 7.5%, which resets quarterly on February 15, May 15, August 15 and November 15 of each year. The weighted average interest rate from December 27, 2009 through September 25, 2010 was 7.81%. Interest on overdue principal and interest and liquidated damages, if any, will accrue at a rate that is 1% higher than the then applicable interest rate on the Notes. The indenture governing the Notes restricts the ability of Vitamin Shoppe Industries, Inc. (“Industries”) and VS Direct, Inc. (“Direct”) to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge, or consolidate or transfer or sell assets.

2009 Revolving Credit Facility

On September 25, 2009, we entered into a new revolving credit facility (the “2009 Revolving Credit Facility”), and simultaneously terminated our existing credit facility that was entered into on November 15, 2005. We entered into the 2009 Revolving Credit Facility to obtain an additional two years of liquidity beyond the termination date of our previous facility. In doing so, we incurred an incremental borrowing rate of 1% as compared to the former revolving credit facility. The terms of the 2009 Revolving Credit Facility extend through September 2013, and allow us to borrow up to $50.0 million subject to the terms of the facility. Similar to our previous credit facility, the availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Vitamin Shoppe Industries, Inc. (“Industries”) and VS Direct Inc. (“Direct”). The obligations thereunder are secured by a security interest in substantially all of the assets of Vitamin Shoppe, Inc. (“VSI”), Industries and Direct. Direct and VSI, provided guarantees in respect of our obligations under the 2009 Revolving Credit Facility, and Industries and VSI, Inc., have provided guarantees in respect of Direct’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Industries, VSI and Direct. The 2009 Revolving Credit Facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. The 2009 Revolving Credit Facility has a maturity date of September 2013. However, the 2009 Revolving Credit Facility may terminate at August 15, 2012, if, prior to such date, a significant portion of our Notes has not been redeemed, as, at that date, the facility requires that the sum of all amounts owed under the Notes must be less than the sum of our cash and cash equivalents plus excess availability (as defined under the 2009 Revolving Credit Facility), subject to certain limitations. The largest amount borrowed at any given point during the nine month period ended September 25, 2010 was $38.0 million. The unused available line of credit under the 2009 Revolving Credit Facility at September 25, 2010 was $31.5 million. In addition to the current availability, during April 2010 we amended our 2009 Revolving Credit Facility agreement to increase our availability on the facility by approximately $20.0 million, which has been used largely for the redemption of a portion of our Notes during May 2010.

The borrowings under our 2009 Revolving Credit Facility accrue interest, at our option at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate. The weighted average interest rate for the 2009 revolving credit line from December 26, 2009 through September 25, 2010, was 2.89%.

We entered into an interest rate swap during December 2005 on a portion of our Notes. The interest rate swap had a maturity date of November 2010, and was terminated on September 25, 2009, at a cost of $2.6 million (the fair market value). The unamortized residual unrecognized loss of the interest rate swap resulting from the termination is recorded in accumulated other comprehensive loss in the condensed consolidated balance sheet. The amount of the unamortized loss was $0.9 million along with related deferred taxes of $0.6 million at December 26, 2009, and $0.1 million along with related deferred taxes of $0.1 million, at September 25, 2010.

Contractual Obligations and Commercial Commitments

As of September 25, 2010, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Capital Lease Obligation, Including Interest	Long-Term Debt	Interest Payments (2)	Revolving Credit Facility
Remainder of Fiscal 2010	$21,000	$19,023	$487	$—	$1,490	$—
2011	83,768	76,102	1,706	—	5,960	—
2012	155,438	74,495	870	75,106	4,967	—
2013	96,639	68,639	—	—	—	28,000
2014	58,714	58,714	—	—	—	—
Thereafter	155,842	155,842	—	—	—	—

	$571,400	$452,815	$3,063	$75,106	$12,417	$28,000

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during the first six months of Fiscal of 2010. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 16.6% of our minimum lease obligations for the nine months ended September 25, 2010.
(2)	Interest payments are based upon the prevailing interest rates at September 25, 2010. Interest payments do not include interest expense related to our revolving credit facility due to its revolving nature.

We have an aggregate contingent liability of up to $2.3 million related to potential severance payments for five executives as of September 25, 2010 pursuant to their respective employment agreements. We have an aggregate contingent liability of up to $2.6 million related to potential severance payments for ten employees as of September 25, 2010, following a change in control pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.

Excluded from the above commitments is $4.3 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.

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

Our 2009 Revolving Credit Facility and Notes carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statements of operations and our cash flows are exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to the interest expense on our Notes of approximately $0.8 million. Additionally, a one percentage point increase in LIBOR would cause an increase to our annual interest expense on our revolving credit facility of $0.3 million based on the balance of our 2009 Revolving Credit Facility as of September 25, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of September 25, 2010, pursuant to Exchange Act Rule 13a-l5. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 25, 2010 are effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control structure over financial reporting during the quarter ended September 25, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 2, 2010.

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