Form 10-Q
period 2011-03-26
Vitamin Shoppe, Inc.
filed 2011-05-04
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to             .

Commission file number: 001-34507

VITAMIN SHOPPE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-3664322 (IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of April 29, 2011, Vitamin Shoppe Inc., had 28,887,213 shares of common stock outstanding.

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

The “forward looking statements” contained in this report are made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Other Information.” Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the vitamin, mineral and supplement (“VMS”) industry, continued demand from the primary markets the Company serves, the availability of raw materials, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. See “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K, filed on March 9, 2011 with the Securities and Exchange Commission, for further discussion.

The Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 26, 2011	December 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,937	$25,968
Inventories	115,479	111,305
Prepaid expenses and other current assets	19,392	17,645

Total current assets	142,808	154,918
Property and equipment, net	80,362	80,949
Goodwill	177,248	177,248
Other intangibles, net	69,566	69,718
Other assets:
Deferred financing fees, net of accumulated amortization of $460 and $1,961 in 2011 and 2010, respectively	635	816
Other long-term assets	2,164	2,068

Total other assets	2,799	2,884

Total assets	$472,783	$485,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,500	$—
Current portion of capital lease obligation	1,618	1,711
Revolving credit facility	22,000	18,000
Accounts payable	21,000	18,994
Deferred sales	5,702	15,929
Accrued salaries and related expenses	5,096	9,573
Other accrued expenses	24,873	14,752

Total current liabilities	92,789	78,959
Long-term debt, net of current portion	12,500	55,106
Capital lease obligation, net of current portion	644	977
Deferred income taxes	20,752	20,595
Deferred rent	27,552	27,080
Other long-term liabilities	5,690	5,304
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized, 28,750,549 shares issued and outstanding at March 26, 2011, and 28,627,897 shares issued and outstanding at December 25, 2010	287	286
Additional paid-in capital	247,127	243,558
Retained earnings	65,442	53,852

Total stockholders’ equity	312,856	297,696

Total liabilities and stockholders’ equity	$472,783	$485,717

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010
Net sales	$216,852	$191,613
Cost of goods sold	141,576	126,599

Gross profit	75,276	65,014
Selling, general and administrative expenses	54,451	46,942

Income from operations	20,825	18,072
Loss on extinguishment of debt	552	552
Interest expense, net	1,130	2,927

Income before provision for income taxes	19,143	14,593
Provision for income taxes	7,554	5,867

Net income	$11,589	$8,726

Weighted average common shares outstanding
Basic	28,556,593	26,692,983
Diluted	29,294,146	27,708,463
Net income per common share
Basic	$0.41	$0.33
Diluted	$0.40	$0.31

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010
Cash flows from operating activities:
Net income	$11,589	$8,726
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	552	552
Loss on disposal of fixed assets	2	2
Depreciation and amortization of fixed and intangible assets	4,848	5,414
Amortization of deferred financing fees	114	285
Amortization of unrealized loss on terminated swap	—	366
Deferred income taxes	157	930
Deferred rent	342	707
Equity compensation expense	1,021	809
Tax benefits on exercises of stock options	(1,037)	(403)
Changes in operating assets and liabilities:
Inventories	(4,174)	(6,366)
Prepaid expenses and other current assets	(1,617)	531
Other long-term assets	(96)	3
Accounts payable	2,394	4,341
Accrued expenses and other current liabilities	6,681	941
Deferred sales	(10,227)	(8,882)
Other long-term liabilities	387	222

Net cash provided by operating activities	10,936	8,178

Cash flows from investing activities:
Capital expenditures	(4,499)	(5,408)

Net cash used in investing activities	(4,499)	(5,408)

Cash flows from financing activities:
Borrowings under revolving credit agreement	12,000	20,000
Repayments of borrowings under revolving credit agreement	(8,000)	—
Payment of capital lease obligations	(426)	(381)
Redemption of long term debt- Notes	(55,106)	(20,000)
Borrowings of long term debt- term loan	25,000	—
Payments for expenses related to initial public offering	—	(87)
Proceeds from exercises of common stock options	1,348	687
Issuance of shares under employee stock purchase plan	164	—
Tax benefits on exercises of stock options	1,037	403
Deferred financing fees	(485)	(27)

Net cash (used in) provided by financing activities	(24,468)	595

Net (decrease) increase in cash and cash equivalents	(18,031)	3,365
Cash and cash equivalents beginning of period	25,968	8,797

Cash and cash equivalents end of period	$7,937	$12,162

Supplemental disclosures of cash flow information:
Interest paid	$1,326	$2,095
Income taxes paid	$347	$372
Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$1,260	$802
Assets acquired under capital lease	$—	$89

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

Vitamin Shoppe, Inc. (“VSI”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “Industries”) and Industries’ wholly-owned subsidiary, VS Direct Inc. (“Direct,” and, together with Industries and VSI, the “Company”), is a leading specialty retailer and direct marketer of nutritional products. Sales of both national brands and proprietary brands of vitamins, minerals, nutritional supplements, herbs, sports nutrition formulas, homeopathic remedies and other health and beauty aids are made through VSI-owned retail stores, the Internet and mail order catalogs to customers located primarily in the United States. VSI operates from its headquarters in North Bergen, New Jersey.

The condensed consolidated financial statements as of March 26, 2011 and December 25, 2010, and for the three months ended March 26, 2011 and March 27, 2010, include the accounts of VSI, Industries and Direct. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of March 26, 2011 and for the three months ended March 26, 2011 and March 27, 2010, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 25, 2010, as filed with the Securities and Exchange Commission on March 9, 2011. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week or 53-week period, ending on the last Saturday in December. Fiscal 2011 is a 53-week period ending December 31, 2011 and Fiscal 2010 was a 52-week period ended December 25, 2010. The results for the three months ended March 26, 2011 and March 27, 2010, are each based on 13-week periods, respectively.

During the three months ended March 26, 2011, the Company recorded a charge of $3.7 million, in selling, general and administrative expenses, for non-income based taxes relating to the fiscal years 2006 through 2010, resulting in a $2.3 million cumulative impact to net income for those years. The charge represents a cumulative adjustment relating to the Company’s best estimate of the exposure for such taxes.

With regards to the cumulative charge described above, had the Company recorded the above adjustment for non-income based taxes as it applied to fiscal 2010, 2009 and 2008, the decrease to the Company’s net income would have been $0.6 million, $0.7 million and $0.3 million, respectively. The impact to beginning equity at December 30, 2007 would have been $0.7 million. The Company does not believe the $2.3 million adjustment to net income made during the quarter ended March 26, 2011, is material to any of the prior periods mentioned, or to the Company’s estimated income for Fiscal 2011.

2.	Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments Policy—The Company entered into an interest rate swap during December 2005 on a portion of its Second Priority Senior Secured Floating Rate Notes due 2012 (the “Notes”), which was designated as a cash flow hedge. The interest rate swap had a maturity date of November 2010, and was terminated on September 25, 2009, at a cost of $2.6 million (the fair market value). The unamortized residual unrecognized loss of the interest rate swap resulting from the termination was amortized through November 2010, which was the end of the original term of the hedge, as a component of interest expense. The Company does not engage in hedging activities for speculative purposes.

Advertising Costs—Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Advertising expense was $3.5 million and $3.7 million for the three months ended March 26, 2011 and March 27, 2010, respectively.

Net Income Per Share— The Company’s basic net income per share excludes the dilutive effect of stock options and unvested restricted shares. It is based upon the weighted average number of common shares outstanding during the period divided into net income.

Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options and unvested restricted shares are included as potential dilutive securities for the periods applicable, using the treasury stock method to the extent dilutive.

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three months ended
	March 26, 2011	March 27, 2010
Numerator:
Net income	$11,589	$8,726

Denominator:
Basic weighted average common shares outstanding	28,556,593	26,692,983
Diluted weighted average common shares outstanding	29,294,146	27,708,463

Basic net income per common share	$0.41	$0.33

Diluted net income per common share	$0.40	$0.31

Stock options for the fiscal quarters ended March 26, 2011 and March 27, 2010 in the amount of 30,719 shares and 522,232 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

Recent Accounting Pronouncements— The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition, or cash flows, based on current information.

3.	Goodwill and Intangible Assets

The Company acquired $88.0 million of intangible assets and recorded $177.2 million of goodwill in connection with an acquisition completed in Fiscal 2002. The goodwill is allocated between the Company’s segments (business units), retail and direct. Other intangible asset relate to asset purchases which occurred in Fiscal 2008.

The following table discloses the carrying value of all intangible assets (in thousands):

	March 26, 2011			December 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Intangibles related to asset purchase	$3,000	$2,279	$721	$3,000	$2,127	$873
Tradenames	68,845		68,845	68,845		68,845
Goodwill	177,248		177,248	177,248	—	177,248

	$249,093	$2,279	$246,814	$249,093	$2,127	$246,966

Intangible amortization expense for the three months ended March 26, 2011 and March 27, 2010 was $0.2 million and $0.2 million, respectively. Tradenames are not amortized, as they are determined to be intangible assets with indefinite lives. Tradenames and goodwill will be tested for impairment in the last quarter of Fiscal 2011 or whenever impairment indicators exist.

The useful lives of the Company’s definite-lived intangible assets are between 1 to 7 years. The expected amortization expense on definite-lived intangible assets on the Company’s condensed consolidated balance sheet at March 26, 2011, is as follows (in thousands):

Remainder of Fiscal 2011	$388
Fiscal 2012	124
Fiscal 2013	124
Fiscal 2014	85

$721

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	March 26, 2011	December 25, 2010
Furniture, fixtures and equipment	$110,721	$108,155
Leasehold improvements	105,725	103,875
Website development costs	11,013	11,014

	227,459	223,044
Less: accumulated depreciation and amortization.	(148,185)	(143,794)

Subtotal	79,274	79,250
Construction in progress	1,088	1,699

	$80,362	$80,949

Depreciation and amortization expense on property and equipment, including equipment recorded under capital leases, for the three months ended March 26, 2011 and March 27, 2010 was $4.7 million and $5.2 million, respectively. Depreciation and amortization expense on property and equipment is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations. Assets held under capital leases, which are classified under furniture, fixtures and equipment, were $3.1 million, net of accumulated depreciation of $4.4 million, at March 26, 2011, and $3.4 million, net of accumulated amortization of $4.1 million, at December 25, 2010.

5.	Credit Arrangements

Debt consists of the following (in thousands):

	March 26, 2011	December 25, 2010
Revolving Credit Facility	$22,000	$18,000

Term Loan	$25,000	$—

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$—	$55,106

Second Priority Senior Secured Floating Rate Notes

During February 2011 the Company repurchased the remaining $55.1 million of its Notes, which resulted in a loss on extinguishment of debt of $0.6 million during the three months ended March 26, 2011.

Prior to the completion of their redemption during February 2011, the Notes, which were issued in November 2005, were originally set to mature on November 15, 2012. Interest on the Notes, was set at a per annum rate equal to a three month LIBOR plus 7.5%, which was reset quarterly on February 15, May 15, August 15 and November 15 of each year. The weighted average interest rate for the three months ended March 26, 2011 was 7.79%. The weighted average interest rate before the impact of hedging activities for the three months ended March 27, 2010 was 7.85%.

2009 Revolving Credit Facility

On September 25, 2009, the Company entered into a new revolving credit facility (the “2009 Revolving Credit Facility”), and simultaneously terminated its existing credit facility. The terms of the 2009 Revolving Credit Facility, as amended, extend through September, 2015, and allows the Company to borrow up to $70.0 million subject to the terms of the facility. The availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Industries and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of VSI, Industries and Direct and VSI provided guarantees in respect of the Company’s obligations under the 2009 Revolving Credit Facility, and Industries and VSI have provided guarantees in respect of Direct’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Industries, VSI and Direct. The 2009 Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities can be entered into. The largest amount borrowed at any given point during fiscal 2011 was $30.0 million. The unused available line of credit under the 2009 Revolving Credit Facility at March 26, 2011 was $47.4 million.

The borrowings under the 2009 Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate. The weighted average interest rate for the 2009 Revolving Credit Facility for the three months ended March 26, 2011 was 2.80%, and for the three months ended March 27, 2010 was 2.74%.

Term Loan

On January 20, 2011, the Company entered into a term loan for $25.0 million, to provide short-term financing for the repurchase the Company’s outstanding Notes. The term loan matures on January 20, 2013, and is payable in quarterly installments over the two year period bearing a variable interest rate of LIBOR plus 3.75%. The obligations under the term loan are secured by a security interest in substantially all of the assets of VSI, Industries and Direct and VSI provided guarantees in respect of the Company’s obligations under the term loan, and Industries and VSI have provided guarantees in respect of Direct’s obligations under the term loan. The term loan provides for affirmative and negative covenants affecting VSI, Industries and Direct. The term loan restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities can be entered into. The borrowings under the term loan accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 3.75% above the adjusted Eurodollar rate. The weighted average interest rate for the period ended March 26, 2011 was 4.04%

Interest expense, net for the three months ended March 26, 2011 and March 27, 2010 consists of the following (in thousands):

	Three Months Ended
	March 26, 2011	March 27, 2010
Interest on the Notes	$644	$2,430
Interest on the term loan	102	—
Amortization of deferred financing fees	114	285
Interest on the revolving credit facility and other	272	215
Interest income	(2)	(3)

Interest expense, net	$1,130	$2,927

Capital Leases

The Company leases certain computer equipment under capital leases which expire in Fiscal 2011 and Fiscal 2012. The following is a schedule of the future minimum lease payments under capital leases as of March 26, 2011 (in thousands):

Remainder of Fiscal 2011	$1,380
Fiscal 2012	985

Total	2,365
Less amount representing interest	103

Present value of minimum lease payments	2,262
Less current portion of capital lease obligation	1,618

$644

6.	Stock-Based Compensation

Stock Option Plans- The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”), which allows for the granting of both stock options (includes non-qualified as well performance based stock options) and restricted shares. The issuance of up to 5,203,678 shares of common stock is authorized under these plans. As of March 26, 2011, there were 898,999 shares available to grant under both plans. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted shares are issued at a value not less than the fair market value of the common shares on the date of the grant. Generally, options and restricted shares awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. However, regarding performance based stock options, vesting is dependant not only on the passage of time, but also on the attainment of certain internal performance metrics. The stock options generally have a maximum term of 10 years. The following table summarizes stock options for the 2006 and 2009 plans as of March 26, 2011 and changes during the three month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 25, 2010	2,253,053	$14.96
Granted	17,710	34.37
Exercised	(113,326)	11.90
Canceled/forfeited	(7,000)	23.00

Outstanding at March 26, 2011	2,150,437	$15.26	5.99	$38,948

Vested or expected to vest at March 26, 2011	2,042,915	$15.26	5.99

Vested and exercisable at March 26, 2011	1,319,602	$13.28	5.28	$26,499

The total intrinsic value of options exercised during the three months ended March 26, 2011 and March 27, 2010, was $2.6 million and $1.1 million, respectively. The cash received from options exercised during the three months ended March 26, 2011 and March 27, 2010 was $1.3 million and $0.7 million, respectively.

The following table summarizes restricted shares for the 2009 Plan as of March 26, 2011 and changes during the three month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 25, 2010	126,446	$19.24
Granted	6,766	34.35
Vested	(12,409)	17.78
Canceled/forfeited	(2,170)	23.00

Unvested at March 26, 2011	118,633	$20.19

Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period, net of anticipated forfeitures. With the exception of restricted shares, determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected volatility is derived from the average volatility of similar actively traded companies over our expected holdings periods. Generally, the expected holding period of non performance based options is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in a holding period 6.25 years. Certain limited grants have contractual terms of 7.5 years, and/or shorter vesting periods and as such have calculated holding periods of 4 to 5 years. The Company’s performance based grants vest annually over four years depending on a particular year’s attainment of certain internal financial performance metrics. For accounting purposes, performance based grants are measured, and expense is calculated and recorded, subsequent to the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. The target metrics underlying the vesting of performance based options are established each year. The vesting requirements for performance-based options permit a catch-up of vesting should the target not be achieved in a calendar year but achieved in a subsequent calendar year, over the four year vesting period. Accordingly, the holding period for performance based options is calculated using the vesting term of 1 year and the remainder of the contractual term of 10 years, depending on which year of the four year grant is currently vesting; e.g. 25% of the grant vesting in year two of the grant would have a holding period calculated using 1 year and the remaining 9 years of the contractual term. The simplified method was chosen as a means to determine the Company’s holding period as prior to November 2009 there was no historical option exercise experience due to the Company being privately held. As of March 26, 2011 there is insufficient information for purposes of determining a Company specific holding period due to the Company being a relatively new publicly owned company. The risk-free interest rate is derived from the average yields of zero-coupon U.S. Treasury Strips for the expected holding period of each of the Company’s stock option grants. Compensation expense resulting from the granting of restricted shares is based on the grant date fair value of those common shares and is recognized generally over the four year vesting period.

The weighted-average grant date fair value of stock options granted during the three months ended March 26, 2011, was $15.99. There were no options granted during the three months ended March 27, 2010. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 26, 2011	March 27, 2010
Expected dividend yield	0.0%	N/A
Weighted average expected volatility	51.6%	N/A
Weighted average risk-free interest rate	2.32%	N/A
Expected holding period(s)	3.63 - 6.25 years	N/A

Employee Stock Purchase Plan- On December 16, 2009, the Company’s board of directors approved the Vitamin Shoppe 2010 Employee Stock Purchase Plan (the “ESPP”), which was approved by the Company’s shareholders during June 2010. Pursuant to the plan, shares of common stock were issued beginning on June 30, 2010, and will continue to be issued quarterly (the “Participation Period”) thereafter subject to employee participation in the plan. Under the ESPP, participating employees are allowed to purchase shares at 85% of the lower of the market price of the Company’s common stock at either the first or last trading day of the Participation Period. Compensation expense related to the ESPP is based on the estimated fair value of the discount and purchase price offered on the estimated shares to be purchased under the ESPP. As of March 26, 2011, there was approximately $0.2 million of employee payroll deductions available under the ESPP for purchasing common shares on the March 31, 2011 purchase date.

Compensation expense attributable to stock-based compensation for the three months ended March 26, 2011 and March 27, 2010, was approximately $1.0 million and $0.8 million, respectively. As of March 26, 2011, the remaining unrecognized stock-based compensation expense for non-vested stock options and restricted shares to be expensed in future periods is $7.1 million, and the related weighted-average period over which it is expected to be recognized is 2.6 years. There were 1,319,602 and 803,835 vested and non-vested outstanding options, respectively, at March 26, 2011. There were 42,163 vested and 118,633 unvested restricted shares at March 26, 2011. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for stock options and restricted shares as of March 26, 2011 is approximately $0.5 million.

7.	Legal Proceedings

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., (“Proposition 65”) require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. The Company has withdrawn certain named products from the California market and has provided warnings with respect to other products still available in California pending discussions with the public prosecutors. The Napa County District Attorney has expressed concerns on several occasions as to the method of warning employed by the Company and the completeness of its implementation. The Company has revised its warnings and reviewed its procedures for implementing warnings. The Company has responded to numerous requests for information and has met in person with representatives of the Napa County District Attorney and the California Attorney General to attempt to resolve this matter. As of March 26, 2011, the Company does not believe the financial statement impact of this matter will be material.

The People of the State of California v. 21st Century Healthcare, Inc On October 22, 2008, a private enforcer named Vicky Hamilton sent over 70 manufacturers and retailers of multivitamin products, including the Company, various Sixty-Day Notices of Violation of Proposition 65, Cal. Health & Safety Code section 25249.5 et seq. alleging that certain products contain lead and lead compounds and were sold in California without a Proposition 65 warning threatening litigation pertaining to two of the Company’s multivitamin products. On December 23, 2008, the California Attorney General and nine California District Attorneys filed a complaint on behalf of the People of the State of California against a number of companies who received notices of violation from Ms. Hamilton, including the Company in Alameda County Superior Court. The action alleges violations of both Proposition 65 and the UCL and supplants the litigation Ms. Hamilton sought to bring against the Company on the claims stated in her Notice of Violation. Penalties under Proposition 65 may be assessed at the maximum rate of $2,500 per violation per day. Penalties under the UCL may be assessed at the same rate and are cumulative to those available under Proposition 65. Injunctive relief and attorneys fees are also available. The Company is investigating the claims in the action and has been discussing them with the California Attorney General and District Attorneys. At this time it is premature to determine the extent of any potential loss. Accordingly, as of March 26, 2011, the Company has not accrued any liabilities related to this litigation.

J.C. Romero v. ErgoPharm Inc., Proviant Technologies Inc., VS Holdings Inc, d/b/a Vitamin Shoppe, and General Nutrition Centers Inc. On April 27, 2009, plaintiff, a professional baseball player, filed a complaint against us, among others, in Superior Court of New Jersey (Law Division/Camden County). Plaintiff alleges that he purchased from one of our stores and consumed 6-OXO Extreme, which was manufactured by a third party, and in August 2008, allegedly tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages, including lost income during the suspension. The Company denies any and all liability and intends to vigorously defend these claims. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time. Accordingly, as of March 26, 2011, the Company has not accrued any liabilities related to this litigation.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of March 26, 2011, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

8.	Segment Data

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

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 3- Summary of Significant Accounting Policies in the Fiscal 2010 consolidated financial statements. The Company has allocated $131.9 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended
	March 26, 2011	March 27, 2010
Sales:
Retail	$192,642	$169,063
Direct	24,210	22,550

Net sales	$216,852	$191,613

Income from operations:
Retail	$38,827	$31,356
Direct	4,578	4,491
Corporate costs	(22,580)	(17,775)

Income from operations	$20,825	$18,072

9.	Fair Value of Financial Instruments

The Company has two financial liabilities, the revolving credit facility and term loan, both described in Note 5, which it records at face value. The fair value of the revolving credit facility is synonymous with its recorded value as it is a short term debt facility due to its revolving nature. The fair value of the term loan is synonymous with its recorded value, due to the variable nature of its applicable interest rate as well as the length of its duration, which is less than two years from March 26, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “anticipate,” “estimate,” “seek,” “intend,” “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, capital expenditures, research and development expenses, general and administrative expenses, capital resources, new stores, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A- Risk Factors” in our Annual Report on Form 10-K filed on March 9, 2011 with the Securities and Exchange Commission.

Company Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. As of April 29, 2011, we operated 501 stores located in 39 states and the District of Columbia and sold direct to consumers through our web sites primarily www.vitaminshoppe.com, and our nationally circulated catalog. We target the dedicated, well-informed vitamin, mineral and supplement (“VMS”) consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. We market over 700 different nationally recognized brands as well as our proprietary Vitamin Shoppe, BodyTech and MD Select brands. We offer our customers a selection of approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and an additional 12,000 SKUs available through our Internet and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or at mass merchants, such as drug stores chains and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

As previously disclosed in our current report on Form 8-K, filed on February 16, 2011, Anthony N. Truesdale assumed the role of Chief Executive Officer and Brenda Galgano assumed the role of Chief Financial Officer subsequent to March 27, 2010 and prior to the time of this filing. In addition, during this time, our former Chief Executive Officer Richard Markee, assumed his new role as Executive Chairman and Chairman of our Board, and our former Chief Financial Officer and Chief Operating Officer, Michael Archbold, assumed his new role as President and Chief Operating Officer.

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

Since the beginning of 2006, we have aggressively pursued new store growth. During this period through March 26, 2011, we opened 200 new stores, expanding our presence in our existing markets as well as entering new markets such as California, Texas, Michigan and Hawaii. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

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

Sales of weight management products are generally more sensitive to consumer trends, resulting in higher volatility than our other products. Our sales of weight management products have been significantly influenced by the rapid increase and subsequent decline of products such as those containing ephedra, low carb products, and certain thermogenic products. Accordingly, we launch new weight management products on an ongoing basis in response to prevailing market conditions and consumer demands. As the rate of obesity increases and as the general public becomes increasingly more health conscious, we expect the demand for weight management products, albeit somewhat variable, to continue to be strong in the near term.

In addition to the weight management product lines, we intend to continue our focus in meeting the demands of an increasingly aging population, the effects of increasing costs of traditional healthcare and a rapidly growing fitness conscious public.

Our historical results have also been significantly influenced by our new store openings. To accommodate the anticipated growth and geographic dispersion of our store locations we entered into an agreement with a west coast third party logistics facility, which we began fully utilizing during the third fiscal quarter of 2010. The agreement extends through the third fiscal quarter of 2013, and supplies our stores in the western United States with our most popular products.

Our stores typically require three to four years to mature, generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin and sales per square foot. As our recently opened stores mature, we expect them to contribute meaningfully to our operating results.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 of the notes to the Consolidated Financial Statements included in our financial statements for Fiscal 2010, Fiscal 2009, and Fiscal 2008, filed with the Securities and Exchange Commission on March 9, 2011, in our Annual Report on Form 10-K. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of our Board of Directors has reviewed its disclosures relating to them. Management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

General Definitions for Operating Results

Net Sales consist of sales, net of sales returns and deferred sales, from comparable stores and non comparable stores, as well as sales made directly to our internet and catalog customers. A store is included in comparable store sales after 410 days of operation.

Cost of goods sold, which excludes depreciation and amortization which is included within Selling, general and administrative expenses, includes the cost of inventory sold, costs of warehousing and distribution, and store occupancy costs. Warehousing and distribution costs include freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and distribution facility, including payroll, which are capitalized into inventory and then expensed as merchandise is sold. Store occupancy costs include rent, common area maintenance, real estate taxes and utilities.

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

Interest expense, net includes interest on our second priority senior secured floating rate notes (the “Notes”) along with the amortization of the unrealized loss portion of our swap, interest on our term loan, interest on our revolving credit facility, letters of credit fees, interest on our capital leases, as well as amortization of financing costs, offset with interest income earned from highly liquid investments (investments purchased with an original maturity of three months or less).

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended
	March 26, 2011	March 27, 2010
Net sales	$216,852	$191,613
Increase in comparable store net sales	8.1%	6.2%
Gross profit as a percent of net sales	34.7%	33.9%
Income from operations	$20,825	$18,072

The following table shows the growth in our network of stores during the three months ended March 26, 2011 and March 27, 2010:

	Three Months Ended
	March 26, 2011	March 27, 2010
Store Data:
Stores open at beginning of period	484	438
Stores opened	15	16
Stores closed	(2)	(1)

Stores open at end of period	497	453

Results of Operations

The information presented below is for the three months ended March 26, 2011 and March 27, 2010 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three months ended March 26, 2011 and March 27, 2010 as a percentage of net sales:

	Three Months Ended
	March 26, 2011	March 27, 2010
Net sales	100.0%	100.0%
Cost of goods sold	65.3%	66.1%

Gross profit	34.7%	33.9%
Selling, general and administrative expenses	25.1%	24.5%

Income from operations	9.6%	9.4%
Loss on extinguishment of debt	0.3%	0.3%
Interest expense, net	0.5%	1.5%

Income before provision for income taxes	8.8%	7.6%
Provision for income taxes	3.5%	3.0%

Net income	5.3%	4.6%

Three Months Ended March 26, 2011 Compared To Three Months Ended March 27, 2010

Net Sales

Net sales increased $25.2 million, or 13.2%, to $216.9 million for the three months ended March 26, 2011 compared to $191.6 million for the three months ended March 27, 2010. The increase was primarily the result of an increase in our comparable store sales, and new sales from our non-comparable stores, as well as an increase in our direct sales.

Retail

Net sales from our retail stores increased $23.6 million, or 13.9%, to $192.6 million for the three months ended March 26, 2011 compared to $169.1 million for the three months ended March 27, 2010. We operated 497 stores as of March 26, 2011 compared to 453 stores as of March 27, 2010. Our overall store sales for the three months ended March 26, 2011 increased due to non-comparable store sales increases of $10.0 million and an increase in comparable store sales of $13.5 million, or 8.1%. The increase in comparable store sales was primarily due to an increase in customer count. Our overall sales increased primarily in the categories of sports nutrition, which increased $11.1 million; vitamins and minerals, which increased $2.8 million; herbs, which increased $2.5 million.

Sales in our vitamin and multivitamin continue to show consistent growth largely due to our special formulations for men and women, as well as consistently strong sales of Vitamin D. The sports nutrition category continues to be among our fastest growing categories. We expect this trend to continue based on the continued strength in sales and the growth of the fitness-conscious market.

Direct

Net sales to our direct customers increased $1.7 million, or 7.4%, to $24.2 million for the three months ended March 26, 2011 compared to $22.6 million for the three months ended March 27, 2010. The overall increase in our direct sales was due to an increase in our internet sales of approximately $2.3 million which was offset in part by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers gained as a result of an increase in promotional pricing through certain of our online store-fronts. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $15.0 million, or 11.8%, to $141.6 million for the three months ended March 26, 2011 compared to $126.6 million for the three months ended March 27, 2010. The dollar increase was primarily due to an increase in sales, as well as an increase in occupancy costs for the quarter ended March 26,

2011, as compared to the quarter ended March 27, 2010. Cost of goods sold as a percentage of net sales decreased to 65.3% for the three months ended March 26, 2011, compared to 66.1% for the three months ended March 27, 2010. The decrease of cost of goods sold as a percentage of net sales was primarily due to decreases in product costs of approximately 0.2% as a percentage of net sales, a decrease in occupancy costs of 0.4% as a percentage of net sales, and a decrease in distribution costs of 0.2% as a percentage of sales. The decrease in product costs as a percentage of net sales was due primarily to experiencing greater efficiency in our inventory management during the three months ended March 26, 2011, as compared to the three months ended March 27, 2010, reflecting our continued efforts to enhance inventory management. The decrease in occupancy costs as a percentage of sales reflects the maturation of our newer stores as the increase in comparable store sales more than offsets the increase in our store occupancy costs. The decrease in distribution costs as a percentage of net sales is primarily attributable to experiencing economies of scale on our net sales relative to costs.

Gross Profit

As a result of the foregoing, gross profit increased $10.3 million, or 15.8%, to $75.3 million for the three months ended March 26, 2011 compared to $65.0 million for the three months ended March 27, 2010. Gross profit as a percentage of sales increased to 34.7% for the quarter ended March 26, 2011, compared to 33.9% for the quarter ended March 27, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.5 million, or 16.0%, to $54.5 million for the three months ended March 26, 2011, compared to $46.9 million for the three months ended March 27, 2010. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales increased to 25.1% during the three months ended March 26, 2011 as compared to 24.5% for the three months ended March 27, 2010.

Operating payroll and related benefits increased $2.1 million, or 11.3%, to $20.1 million for the three months ended March 26, 2011 compared to $18.1 million for the three months ended March 27, 2010. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.3% for the three months ended March 26, 2011 compared to 9.4% for the three months ended March 27, 2010. The decrease as a percentage of net sales was primarily due to greater sales per hour for the quarter ended March 26, 2011, as compared to the quarter ended March 27, 2010, due to the maturation of our newer stores.

Advertising and promotion expenses decreased $0.1 million, or 3.4%, to $3.5 million for the three months ended March 26, 2011 compared to $3.7 million for the three months ended March 27, 2010. Advertising and promotion expenses as a percentage of net sales decreased to 1.6% for the three months ended March 26, 2011, as compared to 1.9% for the three months ended March 27, 2010.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $5.6 million, or 22.2%, to $30.8 million for the three months ended March 26, 2011 compared to $25.2 million for the three months ended March 27, 2010. The dollar increase in other selling, general and administrative expenses was due to increases in the following expenses: corporate payroll expenses of $1.1 million; stock-based compensation expense of $0.2 million, and increases in credit card fees of $0.5 million. In addition, during the three months ended March 26, 2011, we recorded a $3.7 million charge for non-income based tax exposures, relating to the past five fiscal years, due to undertaking a more thorough review for such exposures during the three months ended March 26, 2011. The $3.7 million has been recorded in the three months ended March 26, 2011 as the amount that relates to each prior fiscal year is not material. The charge represents our best estimate of the exposure relating to such taxes. Other selling, general and administrative expenses as a percentage of net sales increased to 14.2% during the three months ended March 26, 2011 compared to 13.1% for the three months ended March 27, 2010. The increase as a percentage of sales was largely the result of the charge for non-income based taxes during the three months ended March 26, 2011, as compared to the three months ended March 27, 2010.

Income from Operations

As a result of the foregoing, income from operations increased $2.8 million, or 15.2%, to $20.8 million for the three months ended March 26, 2011 compared to $18.1 million for the three months ended March 27, 2010. Income from operations as a percentage of net sales increased to 9.6% for the three months ended March 26, 2011 compared to 9.4% for the three months ended March 27, 2010.

Retail

Income from operations for the retail segment increased $7.5 million, or 23.8%, to $38.8 million for the three months ended March 26, 2011 compared to $31.4 million for the three months ended March 27, 2010. Income from operations as a percentage of net sales for the retail segment increased to 20.2% for the three months ended March 26, 2011, compared to 18.5% for the three months ended March 27, 2010. The increase as a percentage of sales was primarily due to decreases in product costs of 0.2% as a percentage of net sales, a decrease in occupancy costs of 0.5% as a percentage of net sales, a decrease in distribution costs of 0.3% as a percentage of net sales, as well as a decrease in general administrative expenses of 0.6% as a percentage of net sales. The decrease in product costs as a percentage of net sales was due primarily to experiencing greater efficiency in our inventory management during the three months ended March 26, 2011, as compared to the three months ended March 27, 2010. The decrease in occupancy costs as percentage of sales reflects the maturation of our newer stores as the increase in comparable sales more than offsets the increase in our store occupancy costs. The decrease in distribution costs as a percentage of sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the quarter ended March 26, 2011, as compared to the quarter ended March 27, 2010.

Direct

Income from operations for the direct segment increased $0.1 million, or 1.9%, to $4.6 million for the three months ended March 26, 2011 compared to $4.5 million for the three months ended March 27, 2010. Income from operations as a percentage of net sales for the direct segment decreased to 18.9% for the three months ended March 27, 2011, compared to 19.9% for the three months ended March 27, 2010. The decrease in income from operations for the direct segment as a percentage of sales was primarily due to the increase in promotional pricing during the three months ended March 26, 2011, as compared to the three months ended March 27, 2010.

Corporate Costs

Corporate costs increased by $4.8 million, or 27.0%, to $22.6 million for the three months ended March 26, 2011 compared to $17.8 million for the three months ended March 27, 2010. Corporate costs as a percentage of net sales increased to 10.4% for the three months ended March 26, 2011 compared to 9.3% for the three months ended March 27, 2010. The dollar increase was primarily due to increases corporate payroll expenses of $1.1 million; stock-based compensation expense of $0.2 million, as well as the charge related to the non-income based taxes referred to in other selling and administrative expense during the three months ended March 26, 2011, as compared to the three months ended March 27, 2010. These increases were offset in part by a credit card fee rebate of approximately $0.3 million received during the three months ended March 26, 2011. The increase as a percentage of sales was the result of the charge related to non-income based taxes during the three months ended March 26, 2011, as compared to the three months ended March 27, 2010.

Loss on extinguishment of debt

Loss on extinguishment of debt of $0.6 million for the quarter ended March 26, 2011, represents the write-off of unamortized deferred financing fees related to the repurchase of our Notes. Loss on extinguishment of debt of $0.6 million for the quarter ended March 27, 2010, represents the write-off of a portion of the unrecognized loss of our interest rate swap of approximately $0.2 million, as well as the write-off of a portion of deferred financing fees of approximately $0.3 million, related to the redemption of a portion our Notes in January 2010.

Interest Expense, net

Interest expense net, decreased $1.8 million, or 61.4%, to $1.1 million for the three months ended March 26, 2011 compared to $2.9 million for the three months ended March 27, 2010. The decrease in interest expense was primarily due to the decrease in our outstanding Notes as a result of the redemption of approximately $100.1 million in aggregate principal from March 2010 through February 2011, offset in part by an increase in average borrowings from our Revolving Credit Line of approximately $7.0 million during the quarter ended March 26, 2011, compared to the quarter ended March 27, 2010.

Provision for Income Taxes

We recognized $7.6 million of income tax expense during the three months ended March 26, 2011 compared with $5.9 million for the three months ended March 27, 2010. The effective tax rate for the three months ended March 26, 2011 was 39.5%, compared to 40.2% for the three months ended March 27, 2010. The effective tax rate for the three months ended March 26, 2011 decreased as a result of favorable changes to our blended states income tax rate, as well as a charge during the three months ended March 27, 2010, which related to uncertain tax positions.

Net Income

As a result of the foregoing, we generated net income of $11.6 million for the three months ended March 26, 2011 compared to $8.7 million for the three months ended March 27, 2010.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	March 26, 2011	December 25, 2010
Balance Sheet Data:
Cash and cash equivalents	$7,937	$25,968
Working capital	50,019	75,959
Total assets	472,783	485,717
Total debt, including capital leases	49,262	75,794

	Three Months Ended
	March 26, 2011	March 27, 2010
Other Information:
Depreciation and amortization of fixed and intangible assets	$4,848	$5,414
Cash Flows Provided By (Used In):
Operating activities	$10,936	$8,178
Investing activities	(4,499)	(5,408)
Financing activities	(24,468)	595

Net (decrease) increase in cash and cash equivalents	$(18,031)	$3,365

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the build-out of new stores. Historically, we have financed these requirements predominately through internally generated cash flow, supplemented with short-term financing. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our revolving credit facility, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with our store growth plans, systems development and store improvements.

We plan to spend up to $23 million in capital expenditures during Fiscal 2011, most of which will pertain to new stores we anticipate opening throughout the year. Of the total capital expenditures projected for Fiscal 2011 we have already invested $4.5 million during the three months ended March 26, 2011. We plan on opening approximately 48 stores during Fiscal 2011, of which we have already opened 15 stores as of March 26, 2011. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of $165,000 to $185,000 at cost for each of our stores. Giving consideration to both our revolving credit facility and cash generated from our operations, we feel we will have sufficient liquidity through the next fiscal year to fund our capital requirements and operations. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

We were in compliance with all debt covenants as of March 26, 2011.

Cash Provided by Operating Activities

Cash provided by operating activities was $10.9 million for the three months ended March 26, 2011, as compared to $8.2 million of cash provided by operating activities for the three months ended March 27, 2010. The $2.8 million increase in cash flows from operating activities is primarily due to an increase in our net income, as well as a decrease in changes to our inventory, offset in part by an increase in expenditures on our accounts payable during the three months ended March 26, 2011, as compared to the three months ended March 27, 2010. The decrease in changes in our inventory occurred primarily as a result of increases in efficiency of the management of our inventory as we continue our focus on the management of our supply chain. The increase in expenditures on our accounts payable is largely attributable to faster payments to our suppliers to take advantage of certain payment terms.

Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 26, 2011, was $4.5 million, compared to $5.4 million during the three months ended March 27, 2010. Capital expenditures during the three months ended March 26, 2011, were used for the build-out of 15 new stores, and improvements to existing stores, as well as computer equipment related to those stores. During the three months ended March 27, 2010, capital expenditures were used for the build-out of 16 new stores, as well as computer equipment related to those stores. The $0.9 million decrease in expenditures during the three months ended March 26, 2011, as compared to the three months ended March 27, 2010, is primarily the result of a lower build-out cost per store. The lower cost per store reflects less work required to ready a store for operations based on its existing condition during the inception of the lease.

Cash (used in)/provided by Financing Activities

Net cash used in financing activities was $24.5 million for the three months ended March 26, 2011, as compared to net cash provided by financing activities of $0.6 million for the three months ended March 27, 2010. The $25.1 million decrease in cash flows related to financing activities was due primarily to $35.1 million in additional Notes redeemed during the three months ended March 26, 2011, as compared to the three months ended March 27, 2011, as well as net borrowings from our revolving credit line of $4.0 million during the three months ended March 26, 2011, as compared to net borrowings of $20.0 million during the three months ended March 27, 2010. These outflows were offset by borrowings of $25.0 million related to our new term loan we drew upon during February 2011.

2005 Second Priority Senior Secured Floating Rate Notes

On February 22, 2011, we completed the redemption of the remaining $55.1 million balance of our Notes using the proceeds derived from our new term loan along with additional borrowings from our revolving credit facility, as well using existing cash.

2009 Revolving Credit Facility

The terms of our 2009 Revolving Credit Facility were amended in January 2011, to extend the maturity date two years, to September 2015, and allow us to borrow up to $70.0 million subject to the terms of the facility. The availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Vitamin Shoppe Industries, Inc. (“Industries”) and VS Direct Inc. (“Direct”). The obligations thereunder are secured by a security interest in substantially all of the assets of Vitamin Shoppe, Inc. (“VSI”), Industries and Direct. VSI and Direct, provided guarantees in respect of our obligations under the 2009 Revolving Credit Facility, and VSI and Industries have provided guarantees in respect of Direct’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Industries, VSI and Direct. The 2009 Revolving Credit Facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. The largest amount borrowed at any given point during the three month period ended March 26, 2011 was $30.0 million. The unused available line of credit under the 2009 Revolving Credit Facility at March 26, 2011 was $47.4 million.

The borrowings under our 2009 Revolving Credit Facility accrue interest, at our option at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate. The weighted average interest rate for the 2009 revolving credit line for the three months ended March 26, 2011, was 2.80%.

Term Loan

On January 20, 2011, we entered into a term loan to provide financing for the repurchase our outstanding Notes. The term loan matures on January 20, 2013, and is payable in quarterly installments over the two year period bearing a variable interest rate of LIBOR plus 3.75%. The obligations under the term loan are secured by a security interest in substantially all of the assets of VSI, Industries and Direct and VSI provided guarantees in respect of the our obligations under the term loan, and VSI and Industries have provided guarantees in respect of Direct’s obligations under the term loan. The term loan provides for affirmative and negative covenants affecting VSI, Industries and Direct. The term loan restricts, among other things, our ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities can be entered into. The borrowings under the term loan accrue interest, at our option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 3.75% above the adjusted Eurodollar rate. The weighted average interest rate for the three months ended March 26, 2011 was 4.04%

Contractual Obligations and Commercial Commitments

As of March 26, 2011, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Capital Lease Obligation, Including Interest	Long-Term Debt	Interest Payments (2)	Revolving Credit Facility
Remainder of Fiscal 2011	$158,341	$146,850	$1,380	$9,375	$736	$—
2012	209,523	195,657	985	12,500	381	—
2013	106,534	103,393	—	3,125	16	—
2014	64,851	64,851	—	—	—	—
2015	75,311	53,311	—	—	—	22,000
Thereafter	138,484	138,484	—	—	—	—

	$753,044	$702,546	$2,365	$25,000	$1,133	$22,000

(1)	The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during the first three months of Fiscal of 2011. In addition, the operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 17.7% of our minimum lease obligations for the three months ended March 26, 2011.
(2)	Interest payments are based upon the prevailing interest rates at March 26, 2011. Interest payments do not include interest expense related to our revolving credit facility due to its revolving nature.

We have an aggregate contingent liability of up to $2.0 million related to potential severance payments for four executives as of March 26, 2011 pursuant to their respective employment agreements.

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

The Company’s market risks relate primarily to changes in interest rates. Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to interest rate risks. Other than on our Notes, which carried a floating interest rate, we have not used derivative financial instruments in connection with these market risks.

Our 2009 Revolving Credit Facility and term loan carry floating interest rates that are tied to LIBOR and the prime rate and, therefore, our statements of operations and our cash flows are exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to the interest expense on our term loan of approximately $0.3 million. Additionally, a one percentage point increase in LIBOR would cause an increase to our annual interest expense on our revolving credit facility of approximately $0.2 million based on the balance of our 2009 Revolving Credit Facility as of March 26, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of March 26, 2011, pursuant to Exchange Act Rule 13a-l5. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 26, 2011 are effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control structure over financial reporting during the quarter ended March 26, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 7 in the Notes to Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 9, 2011. There have been no material changes from risk factors previously disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Anthony N. Truesdale pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brenda Galgano pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 4, 2011.

VSI, INC.

By:	/S/ ANTHONY N. TRUESDALE
Anthony N. Truesdale
Chief Executive Officer

By	/S/ BRENDA GALGANO
Brenda Galgano
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Anthony N. Truesdale pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brenda Galgano pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.