Form 10-Q
period 2011-06-25
Vitamin Shoppe, Inc.
filed 2011-08-01
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of July 26, 2011, Vitamin Shoppe Inc., had 29,127,135 shares of common stock outstanding.

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

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 25, 2011	December 25, 2010
ASSETS

Current assets:
Cash and cash equivalents	$6,881	$25,968
Inventories	111,828	111,305
Prepaid expenses and other current assets	18,019	17,645

Total current assets	136,728	154,918
Property and equipment, net	79,912	80,949
Goodwill	177,248	177,248
Other intangibles, net	69,415	69,718
Other assets:
Deferred financing fees, net of accumulated amortization of $544 and $1,961 in 2011 and 2010, respectively	556	816
Other long-term assets	2,540	2,068

Total other assets	3,096	2,884

Total assets	$466,399	$485,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,500	$—
Current portion of capital lease obligation	1,536	1,711
Revolving credit facility	—	18,000
Accounts payable	16,636	18,994
Deferred sales	9,130	15,929
Accrued salaries and related expenses	7,485	9,573
Other accrued expenses	22,429	14,752

Total current liabilities	69,716	78,959
Long-term debt, net of current portion	9,375	55,106
Capital lease obligation, net of current portion	261	977
Deferred income taxes	21,391	20,595
Deferred rent	28,108	27,080
Other long-term liabilities	5,731	5,304

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized, 29,120,536 shares issued and outstanding at June 25, 2011, and 28,627,897 shares issued and outstanding at December 25, 2010	291	286
Additional paid-in capital	254,133	243,558
Retained earnings	77,393	53,852

Total stockholders’ equity	331,817	297,696

Total liabilities and stockholders’ equity	$466,399	$485,717

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Net sales	$215,942	$192,234	$432,794	$383,847
Cost of goods sold	142,230	128,541	283,806	255,140

Gross profit	73,712	63,693	148,988	128,707
Selling, general and administrative expenses	53,319	48,246	107,770	95,188

Income from operations	20,393	15,447	41,218	33,519
Loss on extinguishment of debt	—	568	552	1,120
Interest expense, net	527	2,562	1,657	5,489

Income before provision for income taxes	19,866	12,317	39,009	26,910
Provision for income taxes	7,914	5,008	15,468	10,875

Net income	$11,952	$7,309	$23,541	$16,035

Weighted average common shares outstanding
Basic	28,750,355	27,130,809	28,653,474	26,911,896
Diluted	29,538,485	28,159,448	29,416,315	27,933,956
Net income per common share
Basic	$0.42	$0.27	$0.82	$0.60
Diluted	$0.40	$0.26	$0.80	$0.57

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 25, 2011	June 26, 2010

Cash flows from operating activities:
Net income	$23,541	$16,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	9,848	10,825
Impairment charge on fixed assets	291	224
Loss on extinguishment of debt	552	1,120
Loss on disposal of fixed assets	—	2
Amortization of deferred financing fees	198	474
Amortization of unrealized loss on terminated swap	—	651
Deferred income taxes	797	336
Deferred rent	692	1,040
Equity compensation expense	2,403	1,895
Tax benefits on exercises of stock options	(2,934)	(7,129)
Changes in operating assets and liabilities:
Inventories	(523)	(160)
Prepaid expenses and other current assets	(375)	3,678
Other long-term assets	(472)	31
Accounts payable	(1,246)	(7,410)
Accrued expenses and other current liabilities	8,523	277
Deferred sales	(6,799)	(5,884)
Other long-term liabilities	763	251

Net cash provided by operating activities	35,259	16,256

Cash flows from investing activities:
Capital expenditures	(9,911)	(10,013)

Net cash used in investing activities	(9,911)	(10,013)

Cash flows from financing activities:
Borrowings under revolving credit agreement	12,000	38,000
Repayments of borrowings under revolving credit agreement	(30,000)	(5,000)
Payment of capital lease obligations	(891)	(786)
Redemption of long term debt- Notes	(55,106)	(45,000)
Borrowings of long term debt- term loan	25,000	—
Repayments of long term debt- term loan	(3,125)	—
Payments for expenses related to initial public offering	—	(87)
Proceeds from exercises of common stock options	4,890	8,995
Issuance of shares under employee stock purchase plan	353	—
Tax benefits on exercises of stock options	2,934	7,129
Deferred financing fees	(490)	(98)

Net cash (used in) provided by financing activities	(44,435)	3,153

Net (decrease) increase in cash and cash equivalents	(19,087)	9,396
Cash and cash equivalents beginning of period	25,968	8,797

Cash and cash equivalents end of period	$6,881	$18,193

Supplemental disclosures of cash flow information:
Interest paid	$1,927	$4,592
Income taxes paid	$8,286	$6,184

Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$536	$520
Assets acquired under capital lease	$—	$213

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

The condensed consolidated financial statements as of June 25, 2011 and December 25, 2010, and for the three and six months ended June 25, 2011 and June 26, 2010, include the accounts of VSI, Industries and Direct. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of June 25, 2011 and for the three and six months ended June 25, 2011 and June 26, 2010, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 25, 2010, as filed with the Securities and Exchange Commission on March 9, 2011. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week or 53-week period, ending on the last Saturday in December. Fiscal 2011 is a 53-week period ending December 31, 2011 and Fiscal 2010 was a 52-week period ended December 25, 2010. The results for the three and six months ended June 25, 2011 and June 26, 2010, are each based on 13-week and 26-week periods, respectively.

During the three months ended March 26, 2011, the Company recorded a charge of $3.7 million, in selling, general and administrative expenses for non-income based taxes relating to the fiscal years 2006 through 2010, resulting in a $2.3 million cumulative impact to net income for those years. The charge represents a cumulative adjustment relating to the Company’s best estimate of the exposure for such taxes.

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

The Company is involved in ongoing examinations with various taxing authorities regarding non-income based tax matters. The final obligation to these authorities may be subject to either an increase or decrease to the initial estimates recorded. As of June 25, 2011, the Company believes the reserves for these matters are adequately provided for in its consolidated financial statements, the reserves of which are reflected in “Other accrued expenses” in the Company’s condensed consolidated balance sheets.

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

Advertising Costs—Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Advertising expense was $2.9 million and $3.5 million for the three months ended June 25, 2011 and June 26, 2010, respectively, and $6.4 million and $7.2 million for the six months ended June 25, 2011 and June 26, 2010, respectively.

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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three months ended		Six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Numerator:
Net income	$11,952	$7,309	$23,541	$16,035

Denominator:
Basic weighted average common shares outstanding	28,750,355	27,130,809	28,653,474	26,911,896
Diluted weighted average common shares outstanding	29,538,485	28,159,448	29,416,315	27,933,956

Basic net income per common share	$0.42	$0.27	$0.82	$0.60

Diluted net income per common share	$0.40	$0.26	$0.80	$0.57

Stock options for the fiscal quarters ended June 25, 2011 and June 26, 2010 for 142,296 shares and 361,520 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Stock options for the six months ended June 25, 2011 and June 26, 2010, for 86,508 shares and 313,897 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

Recent Accounting Pronouncements—The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition, or cash flows, based on current information.

3. Goodwill and Intangible Assets

The Company acquired $88.0 million of intangible assets and recorded $177.2 million of goodwill in connection with an acquisition completed in Fiscal 2002. The goodwill is allocated between the Company’s segments (business units), retail and direct. Other intangible assets relate to asset purchases which occurred in Fiscal 2008.

The following table discloses the carrying value of all intangible assets (in thousands):

	June 25, 2011			December 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets
Intangibles related to asset purchase	$3,000	$2,430	$570	$3,000	$2,127	$873
Tradenames	68,845		68,845	68,845		68,845
Goodwill	177,248		177,248	177,248	—	177,248

	$249,093	$2,430	$246,663	$249,093	$2,127	$246,966

Intangible amortization expense for the three and six months ended June 25, 2011 was $0.2 million and $0.3 million, respectively, and amortization expense for the three and six months ended June 26, 2010 was $0.2 million and $0.4 million, respectively. Tradenames are not amortized, as they are determined to be intangible assets with indefinite lives. Tradenames and goodwill will be tested for impairment in the last quarter of Fiscal 2011 or whenever impairment indicators exist.

The useful lives of the Company’s definite-lived intangible assets are between 2 to 7 years. The expected amortization expense on definite-lived intangible assets on the Company’s condensed consolidated balance sheet at June 25, 2011, is as follows (in thousands):

Remainder of Fiscal 2011	$237
Fiscal 2012	124
Fiscal 2013	124
Fiscal 2014	85

$570

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 25, 2011	December 25, 2010

Furniture, fixtures and equipment	$113,441	$108,155
Leasehold improvements	108,288	103,875
Website development costs	11,014	11,014

	232,743	223,044
Less: accumulated depreciation and amortization	(153,130)	(143,794)

Subtotal	79,613	79,250
Construction in progress	299	1,699

	$79,912	$80,949

Depreciation and amortization expense on property and equipment, including equipment recorded under capital leases, for the three and six months ended June 25, 2011 was $4.8 million and $9.5 million, respectively. Depreciation and amortization expense on property and equipment, including equipment recorded under capital leases, for the three and six months ended June 26, 2010 was $5.4 million and $10.7 million, respectively. During the three months ended June 25, 2011, the Company recorded an impairment charge of $0.3 million on fixed assets related to one of its underperforming retail locations still in use in the Company’s operations. The Company recognized an impairment charge of $0.2 million during the three months ending June 26, 2010, on fixed assets related to an underperforming retail location.

Depreciation and amortization expense on property and equipment is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations. Assets held under capital leases are classified under furniture, fixtures and equipment. Capital leases were $1.8 million, net of accumulated amortization of $5.8 million, at June 25, 2011, and $3.4 million, net of accumulated amortization of $4.1 million, at December 25, 2010.

5. Credit Arrangements

Debt consists of the following (in thousands):

	June 25, 2011	December 25, 2010

Revolving Credit Facility	$—	$18,000

Term Loan	$21,875	$—

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$—	$55,106

Second Priority Senior Secured Floating Rate Notes

During February 2011 the Company repurchased the remaining $55.1 million of its Notes, which resulted in a loss on extinguishment of debt of $0.6 million during February 2011.

Prior to the completion of their redemption during February 2011, the Notes, which were issued in November 2005, were originally set to mature on November 15, 2012. Interest on the Notes, was set at a per annum rate equal to a three month LIBOR plus 7.5%, which was reset quarterly on February 15, May 15, August 15 and November 15 of each year. The weighted average interest rate for interest paid up through February 2011, was 7.79%. The weighted average interest rate before the impact of hedging activities for the six months ended June 26, 2010 was 7.78%.

2009 Revolving Credit Facility

On September 25, 2009, the Company entered into a new revolving credit facility (the “2009 Revolving Credit Facility”), and simultaneously terminated its existing credit facility. The terms of the 2009 Revolving Credit Facility, as amended, extend through September, 2015, and allow the Company to borrow up to $70.0 million subject to the terms of the facility. The availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Industries and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of VSI, Industries and Direct and VSI provided guarantees in respect of the Company’s obligations under the 2009 Revolving Credit Facility, and Industries and VSI have provided guarantees in respect of Direct’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Industries, VSI and Direct. The 2009 Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities can be entered into. The largest amount borrowed at any given point during fiscal 2011 was $30.0 million. The unused available line of credit under the 2009 Revolving Credit Facility at June 25, 2011 was $65.9 million.

The borrowings under the 2009 Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate. The weighted average interest rate for the 2009 Revolving Credit Facility for the six months ended June 25, 2011 was 2.83%, and for the six months ended June 26, 2010 was 2.78%.

Term Loan

On January 20, 2011, the Company entered into a term loan for $25.0 million, to provide short-term financing for the repurchase of the Company’s outstanding Notes. The term loan matures on January 20, 2013, and is payable in quarterly installments over the two year period bearing a variable interest rate of 3.75% above the adjusted Eurodollar rate. The obligations under the term loan are secured by a security interest in substantially all of the assets of VSI, Industries and Direct and VSI provided guarantees in respect of the Company’s obligations under the term loan, and Industries and VSI have provided guarantees in respect of Direct’s obligations under the term loan. The term loan provides for affirmative and negative covenants affecting VSI, Industries and Direct. The term loan restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities can be entered into. The borrowings under the term loan accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 3.75% above the adjusted Eurodollar rate. The weighted average interest rate for the period ended June 25, 2011 was 4.04%

Interest expense, net for the three and six months ended June 25, 2011 and June 26, 2010 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Interest on the Notes	$—	$2,075	$644	$4,505
Interest on the term loan	235	—	337	—
Amortization of deferred financing fees	84	189	198	474
Interest on the revolving credit facility and other	215	302	487	517
Interest income	(7)	(4)	(9)	(7)

Interest expense, net	$527	$2,562	$1,657	$5,489

Capital Leases

The Company leases certain computer equipment under capital leases which expire in Fiscal 2011 and Fiscal 2012. The following is a schedule of the future minimum lease payments under capital leases as of June 25, 2011 (in thousands):

Remainder of Fiscal 2011	$882
Fiscal 2012	985

Total	1,867
Less amount representing interest	70

Present value of minimum lease payments	1,797
Less current portion of capital lease obligation	1,536

$261

6. Stock-Based Compensation

Stock Option Plans- The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”), which allows for the granting of both stock options (includes non-qualified as well as performance based stock options) and restricted shares. The issuance of up to 5,203,678 shares of common stock is authorized under these plans. As of June 25, 2011, there were 577,225 shares available to grant under both plans. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted shares are issued at a value not less than the fair market value of the common shares on the date of the grant. Generally, options and restricted shares awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. However, regarding performance based stock options, vesting is dependant not only on the passage of time, but also on the attainment of certain internal performance metrics. The stock options generally have a maximum term of 10 years. The following table summarizes stock options for the 2006 and 2009 plans as of June 25, 2011 and changes during the six month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 25, 2010	2,253,053	$14.96
Granted	216,174	34.20
Exercised	(347,665)	14.17
Canceled/forfeited	(16,736)	26.27

Outstanding at June 25, 2011	2,104,826	$16.98	6.13	$58,851

Vested or expected to vest at June 25, 2011	1,978,536	$16.98	6.13

Vested and exercisable at June 25, 2011	1,275,843	$13.27	5.18	$40,404

The total intrinsic value of options exercised during the six months ended June 25, 2011 and June 26, 2010, was $8.3 million and $12.9 million, respectively. The cash received from options exercised during the six months ended June 25, 2011 and June 26, 2010 was $4.9 million and $9.0 million, respectively.

The following table summarizes restricted shares for the 2009 Plan as of June 25, 2011 and changes during the six month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value

Unvested at December 25, 2010	126,446	$19.24
Granted	137,233	$34.20
Vested	(27,692)	$19.05
Canceled/forfeited	(2,677)	$25.12

Unvested at June 25, 2011	233,310	$28.00

Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period, net of anticipated forfeitures. With the exception of restricted shares, determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected volatility is derived from the average volatility of similar actively traded companies over our expected holdings periods, as well as the Company’s own volatility, which is weighted to adjust for the shorter trading history. Generally, the expected holding period of non performance based options is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in a holding period 6.25 years. Certain limited grants have contractual terms of 7.5 years, and/or shorter vesting periods and as such have calculated holding periods of 4 to 5 years. The Company’s performance based grants vest annually over four years depending on a particular year’s attainment of certain internal financial performance metrics. For accounting purposes, performance based grants are measured, and expense is calculated and recorded, subsequent to the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. The target metrics underlying the vesting of performance based options are established each year. The vesting requirements for performance-based options permit a catch-up of vesting should the target not be achieved in a calendar year but achieved in a subsequent calendar year, over the four year vesting period. Accordingly, the holding period for performance based options is calculated using the vesting term of 1 year and the remainder of the contractual term of 10 years, depending on which year of the four year grant is currently vesting; e.g. 25% of the grant vesting in year two of the grant would have a holding period calculated using 1 year and the remaining 9 years of the contractual term. The simplified method was chosen as a means to determine the Company’s holding period as prior to November 2009 there was no historical option exercise experience due to the Company being privately held. As of June 25, 2011 there is insufficient information for purposes of determining a Company specific holding period due to the Company being a relatively new publicly owned company. The risk-free interest rate is derived from the average yields of zero-coupon U.S. Treasury Strips for the expected holding period of each of the Company’s stock option grants. Compensation expense resulting from the granting of restricted shares is based on the grant date fair value of those common shares and is recognized generally over the four year vesting period.

The weighted-average grant date fair value of stock options granted during the three and six months ended June 25, 2011, was $17.44 and $17.32, respectively. The weighted-average grant date fair value of stock options granted during the three months ended June 26, 2010 was $11.60. There were no options granted during the first three months of Fiscal 2010. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average expected volatility	49.5%	48.3%	49.7%	48.3%
Weighted average risk-free interest rate	2.6%	3.1%	2.5%	3.1%
Expected holding period(s)	5.00-6.25 years	5.50-6.25 years	3.63-6.25 years	5.50-6.25 years

Employee Stock Purchase Plan- On December 16, 2009, the Company’s board of directors approved the Vitamin Shoppe 2010 Employee Stock Purchase Plan (the “ESPP”), which was approved by the Company’s shareholders during June 2010. Pursuant to the plan, shares of common stock were issued beginning on June 30, 2010, and will continue to be issued quarterly (the “Participation Period”) thereafter subject to employee participation in the plan. Under the ESPP, participating employees are allowed to purchase shares at 85% of the lower of the market price of the Company’s common stock at either the first or last trading day of the Participation Period. Compensation expense related to the ESPP is based on the estimated fair value of the discount and purchase price offered on the estimated shares to be purchased under the ESPP. As of June 25, 2011, there was approximately $0.2 million of employee payroll deductions available under the ESPP for purchasing common shares on the June 30, 2011 purchase date.

Compensation expense attributable to stock-based compensation for the three and six months ended June 25, 2011 was approximately $1.4 million and $2.4 million, respectively, and for the three and six months ended June 26, 2010 was approximately $0.8 million and $1.9 million, respectively. As of June 25, 2011, the remaining unrecognized stock-based compensation expense for non-vested stock options and restricted shares to be expensed in future periods is $12.6 million, and the related weighted-average period over which it is expected to be recognized is 3.1 years. There were 1,275,843 and 828,983 vested and non-vested outstanding options, respectively, at June 25, 2011. There were 57,446 vested and 233,310 unvested restricted shares at June 25, 2011. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for stock options and restricted shares as of June 25, 2011 is approximately $0.8 million.

7. Legal Proceedings

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., (“Proposition 65”) require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. The Company has withdrawn certain named products from the California market and has provided warnings with respect to other products still available in California pending discussions with the public prosecutors. The Napa County District Attorney has expressed concerns on several occasions as to the method of warning employed by the Company and the completeness of its implementation. The Company has revised its warnings and reviewed its procedures for implementing warnings. The Company has responded to numerous requests for information and has met in person with representatives of the Napa County District Attorney and the California Attorney General to attempt to resolve this matter. As of June 25, 2011, the Company does not believe that this matter will have a material impact on the Company’s operations or cash flows.

The People of the State of California v. 21st Century Healthcare, Inc. On October 22, 2008, a private enforcer named Vicky Hamilton sent over 70 manufacturers and retailers of multivitamin products, including the Company, various Sixty-Day Notices of Violation of Proposition 65, Cal. Health & Safety Code section 25249.5 et seq. alleging that certain products contain lead and lead compounds and were sold in California without a Proposition 65 warning threatening litigation pertaining to two of the Company’s multivitamin products. On December 23, 2008, the California Attorney General and nine California District Attorneys filed a complaint on behalf of the People of the State of California against a number of companies who received notices of violation from Ms. Hamilton, including the Company in Alameda County Superior Court. The action alleges violations of both Proposition 65 and the UCL and supplants the litigation Ms. Hamilton sought to bring against the Company on the claims stated in her Notice of

Violation. Penalties under Proposition 65 may be assessed at the maximum rate of $2,500 per violation per day. Penalties under the UCL may be assessed at the same rate and are cumulative to those available under Proposition 65. Injunctive relief and attorneys fees are also available. The Company is investigating the claims in the action and has been discussing them with the California Attorney General and District Attorneys. As of June 25, 2011, the Company does not believe that this matter will have a material impact on the Company’s operations or cash flows.

J.C. Romero v. ErgoPharm Inc., Proviant Technologies Inc., VS Holdings Inc, d/b/a Vitamin Shoppe, and General Nutrition Centers Inc. On April 27, 2009, plaintiff, a professional baseball player, filed a complaint against us, among others, in Superior Court of New Jersey (Law Division/Camden County). Plaintiff alleges that he purchased from one of our stores and consumed 6-OXO Extreme, which was manufactured by a third party, and in August 2008, allegedly tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages, including lost income during the suspension. The Company denies any and all liability and intends to vigorously defend these claims. As of June 25, 2011, the Company does not believe that this matter will have a material impact on the Company’s operations or cash flows.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of June 25, 2011, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

8. Segment Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through retail stores throughout the United States. The direct segment generates revenue through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products primarily through the Company’s web site and catalog. A catalog is mailed periodically to customers in the Company’s Healthy Awards Program database, and the Company’s website at www.vitaminshoppe.com offers its customers online access to a full assortment of approximately 20,000 SKUs. Corporate costs represent the Company’s administrative expenses which include, but are not limited to: human resources, legal, finance, information technology, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

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

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Sales:
Retail	$194,674	$171,868	$387,316	$340,931
Direct	21,268	20,366	45,478	42,916

Net sales	$215,942	$192,234	$432,794	$383,847

Income from operations:
Retail	$37,385	$30,349	$76,212	$61,705
Direct	3,990	3,627	8,568	8,118
Corporate costs	(20,982)	(18,529)	(43,562)	(36,304)

Income from operations	$20,393	$15,447	$41,218	$33,519

9. Fair Value of Financial Instruments

The Company has two financial liabilities, the revolving credit facility and term loan, both described in Note 5, which it chose to record at face value. The fair value of the revolving credit facility is synonymous with its recorded value as it is a short term debt facility due to its revolving nature. The fair value of the term loan is synonymous with its recorded value, due to the variable nature of its applicable interest rate as well as the length of its duration, which is less than two years from June 25, 2011.

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

Company Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. As of July 26, 2011, we operated 507 stores located in 39 states and the District of Columbia and sold direct to consumers through our web sites, primarily www.vitaminshoppe.com, and our nationally circulated catalog. We target the dedicated, well-informed vitamin, mineral and supplement (“VMS”) consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. We market over 700 different nationally recognized brands as well as our proprietary Vitamin Shoppe, BodyTech and MD Select brands. We offer our customers a selection of approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and approximately 12,000 additional SKUs available through our Internet and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or at mass merchants, such as drug stores chains and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

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

Since the beginning of 2006, we have aggressively pursued new store growth. During this period through July 26, 2011, we opened 221 new stores, expanding our presence in our existing markets as well as entering new markets such as Maine, Texas, Michigan and Hawaii. Our new stores typically have reached sales more consistent with our mature store base over a three to four year time period.

Direct. Our direct segment consists of our internet operations from our websites, primarily www.vitaminshoppe.com, and our nationally circulated catalog. The direct segment enables us to service customers outside our retail markets and provides us with data that we use to assist us in the selection of future store locations.

Our catalog is mailed regularly to our catalog customers contained in our Healthy Awards Program database. Our catalog is currently designed to appeal to the dedicated, well-informed VMS consumer and includes a broad assortment of approximately 12,000 to 14,000 of our most popular SKUs. Our Web sites offer our customers online access to an assortment of approximately 18,000 SKUs.

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

Income from operations consists of gross profit minus selling, general and administrative expenses.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Net sales	$215,942	$192,234	$432,794	$383,847
Increase in comparable store net sales	8.0%	8.6%	8.0%	7.4%
Gross profit as a percent of net sales	34.1%	33.1%	34.4%	33.5%
Income from operations	$20,393	$15,447	$41,218	$33,519

The following table shows the growth in our network of stores during the three and six months ended June 25, 2011 and June 26, 2010:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Store Data:
Stores open at beginning of period	497	453	484	438
Stores opened	9	10	24	26
Stores closed	(1)	—	(3)	(1)

Stores open at end of period	505	463	505	463

Results of Operations

The information presented below is for the three and six months ended June 25, 2011 and June 26, 2010 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three and six months ended June 25, 2011 and June 26, 2010 as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.9%	66.9%	65.6%	66.5%

Gross profit	34.1%	33.1%	34.4%	33.5%
Selling, general and administrative expenses	24.7%	25.1%	24.9%	24.8%

Income from operations	9.4%	8.0%	9.5%	8.7%
Loss on extinguishment of debt	0.0%	0.3%	0.1%	0.3%
Interest expense, net	0.2%	1.3%	0.4%	1.4%

Income before provision for income taxes	9.2%	6.4%	9.0%	7.0%
Provision for income taxes	3.7%	2.6%	3.6%	2.8%

Net income	5.5%	3.8%	5.4%	4.2%

Three Months Ended June 25, 2011 Compared To Three Months Ended June 26, 2010

Net Sales

Net sales increased $23.7 million, or 12.3%, to $215.9 million for the three months ended June 25, 2011 compared to $192.2 million for the three months ended June 26, 2010. The increase was primarily the result of an increase in our comparable store sales, and new sales from our non-comparable stores, as well as an increase in our direct sales.

Retail

Net sales from our retail stores increased $22.8 million, or 13.3%, to $194.7 million for the three months ended June 25, 2011 compared to $171.9 million for the three months ended June 26, 2010. We operated 505 stores as of June 25, 2011 compared to 463 stores as of June 26, 2010. Our overall store sales for the three months ended June 25, 2011 increased due to non-comparable store sales increases of $9.2 million and an increase in comparable store sales of $13.6 million, or 8.0%. The increase in comparable store sales was primarily due to an increase in customer count. Our overall sales increased primarily in the categories of sports nutrition, which increased $10.1 million; vitamins and minerals, which increased $2.3 million; and herbs, which increased $2.7 million.

Sales in our vitamin and multivitamin category continue to show consistent growth largely due to our special formulations for men and women, as well as consistently strong sales of Vitamin D. The sports nutrition category continues to be among our fastest growing categories. We expect this trend to continue based on the continued strength in sales and the growth of the fitness-conscious market.

Direct

Net sales to our direct customers increased $0.9 million, or 4.4%, to $21.3 million for the three months ended June 25, 2011 compared to $20.4 million for the three months ended June 26, 2010. The overall increase in our direct sales was due to an increase in our internet sales of approximately $1.6 million which was offset in part by a decrease in our catalog sales. The increase in web-based sales was due to a greater influx of customers gained as a result of an increase in promotional pricing through certain of our online store-fronts, as well as through an increase in shipping promotions on items purchased through our proprietary website. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $13.7 million, or 10.6%, to $142.2 million for the three months ended June 25, 2011 compared to $128.5 million for the three months ended June 26, 2010. The dollar increase was primarily due to an increase in sales, as well as an increase in occupancy costs for the quarter ended June 25, 2011, as compared to the quarter ended June 26, 2010. Cost of goods sold as a percentage of net sales decreased to 65.9% for the three months ended June 25, 2011, compared to 66.9% for the three months ended June 26, 2010. The decrease of cost of goods sold as a percentage of net sales was primarily due to decreases in product costs of approximately 0.6% as a percentage of net sales, and a decrease in occupancy costs of 0.4% as a percentage of net sales. The decrease in product costs as a percentage of net sales was due primarily to a change in product mix to more profitable products, as well as more effective promotional spending during the three months ended June 25, 2011, as compared to the three months ended June 26, 2010. The decrease in occupancy costs as a percentage of sales reflects the maturation of our newer stores as the increase in comparable store sales more than offsets the increase in our store occupancy costs.

Gross Profit

As a result of the foregoing, gross profit increased $10.0 million, or 15.7%, to $73.7 million for the three months ended June 25, 2011 compared to $63.7 million for the three months ended June 26, 2010. Gross profit as a percentage of sales increased to 34.1% for the quarter ended June 25, 2011, compared to 33.1% for the quarter ended June 26, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.1 million, or 10.5%, to $53.3 million for the three months ended June 25, 2011, compared to $48.2 million for the three months ended June 26, 2010. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales decreased to 24.7% during the three months ended June 25, 2011 as compared to 25.1% for the three months ended June 26, 2010.

Operating payroll and related benefits increased $2.4 million, or 12.7%, to $20.9 million for the three months ended June 25, 2011 compared to $18.6 million for the three months ended June 26, 2010. Operating payroll and related benefits expenses as a percentage of net sales remained level at 9.7% for both the three months ended June 25, 2011 and the three months ended June 26, 2010.

Advertising and promotion expenses decreased $0.6 million, or 16.8%, to $2.9 million for the three months ended June 25, 2011 compared to $3.5 million for the three months ended June 26, 2010. Advertising and promotion expenses as a percentage of net sales decreased to 1.3% for the three months ended June 25, 2011, as compared to 1.8% for the three months ended June 26, 2010. The decrease in advertising expense as a percentage of sales during the three months ended June 25, 2011, was due primarily to a decrease in new store promotions during the period.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $3.3 million, or 12.6%, to $29.5 million for the three months ended June 25, 2011 compared to $26.2 million for the three months ended June 26, 2010. The dollar increase in other selling, general and administrative expenses was due to increases in the following expenses: corporate payroll expenses of $2.2 million; stock-based compensation expense of $0.3 million, and increases in credit card fees of $0.5 million. Other selling, general and administrative expenses as a percentage of net sales increased to 13.7% during the three months ended June 25, 2011 compared to 13.6% for the three months ended June 26, 2010. The increase as a percentage of sales was largely the result of the increase in corporate payroll expenses during the three months ended June 25, 2011, as compared to the three months ended June 26, 2010.

Income from Operations

As a result of the foregoing, income from operations increased $4.9 million, or 32.0%, to $20.4 million for the three months ended June 25, 2011 compared to $15.4 million for the three months ended June 26, 2010. Income from operations as a percentage of net sales increased to 9.4% for the three months ended June 25, 2011 compared to 8.0% for the three months ended June 26, 2010.

Retail

Income from operations for the retail segment increased $7.0 million, or 23.2%, to $37.4 million for the three months ended June 25, 2011 compared to $30.3 million for the three months ended June 26, 2010. Income from operations as a percentage of net sales for the retail segment increased to 19.2% for the three months ended June 25, 2011, compared to 17.7% for the three months ended June 26, 2010. The increase as a percentage of sales was primarily due to decreases in product costs of 0.5% as a percentage of net sales, a decrease in occupancy costs of 0.5% as a percentage of net sales, as well as a decrease in advertising expense of 0.5% as a percentage of net sales. The decrease in product costs as a percentage of net sales was due primarily to changes in product mix to more profitable products, as well more effective promotional spending during the three months ended June 25, 2011, as compared to the three months ended June 26, 2010. The decrease in occupancy costs as a percentage of sales reflects the maturation of our newer stores as the increase in comparable store sales more than offsets the increase in our store occupancy costs. The decrease in advertising expense as a percentage of sales is due mainly to the decrease in our new store opening promotions.

Direct

Income from operations for the direct segment increased $0.4 million, or 10.0%, to $4.0 million for the three months ended June 25, 2011 compared to $3.6 million for the three months ended June 26, 2010. Income from operations as a percentage of net sales for the direct segment increased to 18.8% for the three months ended June 26, 2011, compared to 17.8% for the three months ended June 26, 2010. The increase in income from operations for the direct segment as a percentage of sales was primarily due to the decrease in product costs of 0.5%, as well as a decrease in advertising costs of 0.5% as a percentage of sales during the three months ended June 25, 2011, as compared to the three months ended June 26, 2010. These decreases were offset in part by an increase in distribution costs of 0.2% as a percentage of net sales during the three months ended June 25, 2011. The decrease in product costs as a percentage of sales was largely due to more effective promotional spending during the three months ended June 25, 2011, as compared to the three months ended June 26, 2010. The decrease in advertising costs as a percentage of net sales is primarily due to the decrease in catalogue circulation during the quarter ended June 25, 2011, as compared to the quarter ended June 26, 2010. The increase in distribution costs was due largely to a reduction in units per shipment during the quarter ended June 25, 2011.

Corporate Costs

Corporate costs increased by $2.5 million, or 13.2%, to $21.0 million for the three months ended June 25, 2011 compared to $18.5 million for the three months ended June 26, 2010. Corporate costs as a percentage of net sales increased to 9.7% for the three months ended June 25, 2011 compared to 9.6% for the three months ended June 26, 2010. The dollar increase was due to increases in corporate payroll expenses of $2.2 million, and stock-based compensation expense of $0.3 million during the three months ended June 25, 2011, as compared to the three months ended June 26, 2010. The increase as a percentage of sales was the result of the increase in corporate payroll expenses during the three months ended June 25, 2011, as compared to the three months ended June 26, 2010.

Loss on extinguishment of debt

Loss on extinguishment of debt of $0.6 million for the quarter ended June 26, 2010, represents the write-off of a portion of the unrecognized loss of our interest rate swap of approximately $0.2 million, as well as the write-off of a portion of deferred financing fees of approximately $0.4 million, related to the redemption of a portion our Notes in May 2010. There were no expenses related to the extinguishment of debt during the quarter ended June 25, 2011.

Interest Expense, net

Interest expense net, decreased $2.0 million, or 79.4%, to $0.5 million for the three months ended June 25, 2011 compared to $2.6 million for the three months ended June 26, 2010. The decrease in interest expense was primarily due to the redemption of the balance of our outstanding Notes during February 2011. This decrease was offset in part by interest incurred on our new term loan, during the quarter ended June 25, 2011, as compared to the quarter ended June 26, 2010.

Provision for Income Taxes

We recognized $7.9 million of income tax expense during the three months ended June 25, 2011 compared with $5.0 million for the three months ended June 26, 2010. The effective tax rate for the three months ended June 25, 2011 was 39.8%, compared to 40.7% for the three months ended June 26, 2010. The effective tax rate for the three months ended June 25, 2011 decreased as a result of favorable changes to our blended states income tax rate, as well as a charge during the three months ended June 26, 2010, which related to uncertain tax positions.

Net Income

As a result of the foregoing, we generated net income of $12.0 million for the three months ended June 25, 2011 compared to $7.3 million for the three months ended June 26, 2010.

Six Months Ended June 25, 2011 Compared To Six Months Ended June 26, 2010

Net Sales

Net sales increased $48.9 million, or 12.8%, to $432.8 million for the six months ended June 25, 2011 compared to $383.8 million for the six months ended June 26, 2010. The increase was primarily the result of an increase in our comparable store sales, and new sales from our non-comparable stores, as well as an increase in our direct sales.

Retail

Net sales from our retail stores increased $46.4 million, or 13.6%, to $387.3 million for the six months ended June 25, 2011 compared to $340.9 million for the six months ended June 26, 2010. We operated 505 stores as of June 25, 2011 compared to 463 stores as of June 26, 2010. Our overall store sales for the six months ended June 25, 2011 increased due to non-comparable store sales increases of $19.3 million and an increase in comparable store sales of $27.1 million, or 8.0%. The increase in comparable store sales was primarily due to an increase in customer count. Our overall sales increased primarily in the categories of sports nutrition, which increased $21.1 million; vitamins and minerals, which increased $5.1 million; and herbs, which increased $5.1 million.

Sales in our vitamin and multivitamin category continue to show consistent growth largely due to our special formulations for men and women, as well as consistently strong sales of Vitamin D. The sports nutrition category continues to be among our fastest growing categories. We expect this trend to continue based on the continued strength in sales and the growth of the fitness-conscious market.

Direct

Net sales to our direct customers increased $2.6 million, or 6.0%, to $45.5 million for the six months ended June 25, 2011 compared to $42.9 million for the six months ended June 26, 2010. The overall increase in our direct sales was due to an increase in our internet sales of approximately $3.9 million which was offset in part by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers gained as a result of an increase in promotional pricing through certain of our online store-fronts. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $28.7 million, or 11.2%, to $283.8 million for the six months ended June 25, 2011 compared to $255.1 million for the six months ended June 26, 2010. The dollar increase was primarily due to an increase in sales, as well as an increase in occupancy costs for the six months ended June 25, 2011, as compared to the six months ended June 26, 2010. Cost of goods sold as a percentage of net sales decreased to 65.6% for the six months ended June 25, 2011, compared to 66.5% for the six months ended June 26, 2010. The decrease of cost of goods sold as a percentage of net sales was primarily due to decreases in product costs of approximately 0.4% as a percentage of net sales, and a decrease in occupancy costs of 0.4% as a percentage of net sales. The decrease in product costs as a percentage of net sales was due primarily to more effective promotional spending during the six months ended June 25, 2011, as compared to the six months ended June 26, 2010. The decrease in occupancy costs as a percentage of sales reflects the maturation of our newer stores as the increase in comparable store sales more than offsets the increase in our store occupancy costs.

Gross Profit

As a result of the foregoing, gross profit increased $20.3 million, or 15.8%, to $149.0 million for the six months ended June 25, 2011 compared to $128.7 million for the six months ended June 26, 2010. Gross profit as a percentage of sales increased to 34.4% for the six months ended June 25, 2011, compared to 33.5% for the six months ended June 26, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.6 million, or 13.2%, to $107.8 million for the six months ended June 25, 2011, compared to $95.2 million for the six months ended June 26, 2010. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales increased to 24.9% during the six months ended June 25, 2011 as compared to 24.8% for the six months ended June 26, 2010.

Operating payroll and related benefits increased $4.4 million, or 12.0%, to $41.1 million for the six months ended June 25, 2011 compared to $36.7 million for the six months ended June 26, 2010. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.5% for the six months ended June 25, 2011 compared to 9.6% for the six months ended June 26, 2010. The decrease as a percentage of net sales was primarily due to greater sales per hour for the six months ended June 25, 2011, as compared to the six months ended June 26, 2010, due to the maturation of our newer stores.

Advertising and promotion expenses decreased $0.7 million, or 9.9%, to $6.4 million for the six months ended June 25, 2011 compared to $7.2 million for the six months ended June 26, 2010. Advertising and promotion expenses as a percentage of net sales decreased to 1.5% for the six months ended June 25, 2011, as compared to 1.9% for the six months ended June 26, 2010, as a result of fewer new store promotions.

Other selling, general and administrative expenses, which includes depreciation and amortization expense, increased $8.9 million, or 17.3%, to $60.2 million for the six months ended June 25, 2011 compared to $51.4 million for the six months ended June 26, 2010. The dollar increase in other selling, general and administrative expenses was due to increases in the following expenses: corporate payroll expenses of $3.2 million; stock-based compensation expense of $0.5 million, and increases in credit card fees of $0.9 million. In addition, during the six months ended June 25, 2011, we recorded a $3.7 million charge for non-income based tax exposures, relating to the past five fiscal years, due to undertaking a more thorough review for such exposures during the first fiscal quarter of 2011. The charge represents our best estimate of the exposure relating to such taxes. Other selling, general and administrative expenses as a percentage of net sales increased to 13.9% during the six months ended June 25, 2011 compared to 13.4% for the six months ended June 26, 2010. The increase as a percentage of sales was largely the result of the charge for non-income based taxes, which were approximately 0.9% as a percentage of net sales, during the six months ended June 25, 2011, as compared to the six months ended June 26, 2010.

Income from Operations

As a result of the foregoing, income from operations increased $7.7 million, or 23.0%, to $41.2 million for the six months ended June 25, 2011 compared to $33.5 million for the six months ended June 26, 2010. Income from operations as a percentage of net sales increased to 9.5% for the six months ended June 25, 2011 compared to 8.7% for the six months ended June 26, 2010.

Retail

Income from operations for the retail segment increased $14.5 million, or 23.5%, to $76.2 million for the six months ended June 25, 2011 compared to $61.7 million for the six months ended June 26, 2010. Income from operations as a percentage of net sales for the retail segment increased to 19.7% for the six months ended June 25, 2011, compared to 18.1% for the six months ended June 26, 2010. The increase as a percentage of sales was primarily due to decreases in product costs of 0.3% as a percentage of net sales, a decrease in occupancy costs of 0.6% as a percentage of net sales, a decrease in distribution costs of 0.2% as a percentage of net sales, as well as a decrease in general administrative expenses of 0.5% as a percentage of net sales. The decrease in product costs as a percentage of net sales was due primarily to a more effective promotional spending during the six months ended June 25, 2011, as compared to the six months ended June 26, 2010. The decrease in occupancy costs as percentage of sales reflects the maturation of our newer stores as the increase in comparable sales more than offsets the increase in our store occupancy costs. The decrease in distribution costs as a percentage of net sales, was due primarily to increases in productivity in our distribution function during the six months ended June 25, 2011, as compared to the six months ended June 26, 2010. The decrease in general administrative expenses as a percentage of net sales, was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the six months ended June 25, 2011, as compared to the six months ended June 26, 2010.

Direct

Income from operations for the direct segment increased $0.5 million, or 5.5%, to $8.6 million for the six months ended June 25, 2011 compared to $8.1 million for the six months ended June 26, 2010. Income from operations as a percentage of net sales for the direct segment decreased to 18.8% for the six months ended June 25, 2011, compared to 18.9% for the six months ended June 26, 2010. The decrease in income from operations for the direct segment as a percentage of sales was primarily due to increases in product costs, as a result of an increase in promotional pricing, during the six months ended June 25, 2011, as compared to the six months ended June 26, 2010.

Corporate Costs

Corporate costs increased by $7.3 million, or 20.0%, to $43.6 million for the six months ended June 25, 2011 compared to $36.3 million for the six months ended June 26, 2010. Corporate costs as a percentage of net sales increased to 10.1% for the six months ended June 25, 2011 compared to 9.5% for the six months ended June 26, 2010. The dollar increase was primarily due to increases corporate payroll expenses of $3.2 million; stock-based compensation expense of $0.5 million, as well as the charge related to the non-income based taxes referred to in other selling and administrative expense during the six months ended June 25, 2011, as compared to the six months ended June 26, 2010. The increase as a percentage of sales was the result of the charge related to non-income based taxes, which were approximately 0.9% as a percentage of net sales, during the six months ended June 25, 2011, as compared to the six months ended June 26, 2010.

Loss on extinguishment of debt

Loss on extinguishment of debt of $0.6 million for the six months ended June 25, 2011, represents the write-off of unamortized deferred financing fees related to the repurchase of our Notes. Loss on extinguishment of debt of $1.1 million for the six months ended June 26, 2010, represents the write-off of a portion of the unrecognized loss of our interest rate swap of approximately $0.4 million, as well as the write-off of a portion of deferred financing fees of approximately $0.7 million, related to the redemption of a portion our Notes in January and May 2010.

Interest Expense, net

Interest expense net, decreased $3.8 million, or 69.8%, to $1.7 million for the six months ended June 25, 2011 compared to $5.5 million for the six months ended June 26, 2010. The decrease in interest expense during the six months ended June 25, 2011, was primarily due to the decrease in our outstanding Notes as a result of the redemption of approximately $100.1 million in aggregate principal from March 2010 through February 2011, offset in part by the interest expense related to our new term loan entered into during February 2011.

Provision for Income Taxes

We recognized $15.5 million of income tax expense during the six months ended June 25, 2011 compared with $10.9 million for the six months ended June 26, 2010. The effective tax rate for the six months ended June 25, 2011 was 39.7%, compared to 40.4% for the six months ended June 26, 2010. The effective tax rate for the six months ended June 25, 2011 decreased as a result of favorable changes to our blended states income tax rate, as well as a charge during the six months ended June 26, 2010, which related to uncertain tax positions.

Net Income

As a result of the foregoing, we generated net income of $23.5 million for the six months ended June 25, 2011 compared to $16.0 million for the six months ended June 26, 2010.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	June 25, 2011	December 25, 2010
Balance Sheet Data:
Cash and cash equivalents	$6,881	$25,968
Working capital	67,012	75,959
Total assets	466,399	485,717
Total debt, including capital leases	23,672	75,794

	Six Months Ended
	June 25, 2011	June 26, 2010
Other Information:
Depreciation and amortization of fixed and intangible assets	$9,848	$10,825

Cash Flows Provided By (Used In):
Operating activities	$35,259	$16,256
Investing activities	(9,911)	(10,013)
Financing activities	(44,435)	3,153

Net (decrease) increase in cash and cash equivalents	$(19,087)	$9,396

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

We plan to spend up to $23 million in capital expenditures during Fiscal 2011, most of which will pertain to new stores we anticipate opening throughout the year. Of the total capital expenditures projected for Fiscal 2011 we have already invested $9.9 million during the six months ended June 25, 2011. We plan on opening approximately 48 stores during Fiscal 2011, of which we have already opened 24 stores as of June 25, 2011. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of $165,000 to $185,000 at cost for each of our stores. Giving consideration to both our revolving credit facility and cash generated from our operations, we feel we will have sufficient liquidity through the next fiscal year to fund our capital requirements and operations. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

We were in compliance with all debt covenants as of June 25, 2011.

Cash Provided by Operating Activities

Cash provided by operating activities was $35.3 million for the six months ended June 25, 2011, as compared to $16.3 million of cash provided by operating activities for the six months ended June 26, 2010. The $19.0 million increase in cash flows from operating activities is primarily due to an increase in our net income, changes in our accrued expenses, as well as a decrease in expenditures on our accounts payable during the six months ended June 25, 2011, as compared to the six months ended June 26, 2010. The decrease in changes in expenditures to our accounts payable occurred primarily as a result of maintaining a lower accounts payable balance due to our continual efforts to increase the frequency of payments to our suppliers to take advantage of certain payment terms.

Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 25, 2011, was $9.9 million, compared to $10.0 million during the six months ended June 26, 2010. Capital expenditures during the six months ended June 25, 2011, were used for the build-out of 24 new stores, and improvements to existing stores, as well as computer equipment related to those stores. During the six months ended June 26, 2010, capital expenditures were used for the build-out of 26 new stores, as well as computer equipment related to those stores.

Cash (used in)/provided by Financing Activities

Net cash used in financing activities was $44.4 million for the six months ended June 25, 2011, as compared to net cash provided by financing activities of $3.2 million for the six months ended June 26, 2010. The $47.6 million decrease in cash flows related to financing activities was due primarily to $10.1 million in additional Notes redeemed during the six months ended June 25, 2011, as compared to the six months ended June 26, 2010, as well as net repayments of $18.0 million to our revolving credit line during the six months ended June 25, 2011, as compared to net borrowings of $33.0 million during the six months ended June 26, 2010. These outflows were offset by borrowings of $21.9 million, net of repayments, related to our new term loan entered into during February 2011.

2005 Second Priority Senior Secured Floating Rate Notes

On February 22, 2011, we completed the redemption of the remaining $55.1 million balance of our Notes using the proceeds derived from our new term loan, additional borrowings from our revolving credit facility, as well as using existing cash.

2009 Revolving Credit Facility

The terms of our 2009 Revolving Credit Facility were amended in January 2011, to extend the maturity date two years, to September 2015, and allow us to borrow up to $70.0 million subject to the terms of the facility. The availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Vitamin Shoppe Industries, Inc. (“Industries”) and VS Direct Inc. (“Direct”). The obligations thereunder are secured by a security interest in substantially all of the assets of Vitamin Shoppe, Inc. (“VSI”), Industries and Direct. VSI and Direct, provided guarantees in respect of our obligations under the 2009 Revolving Credit Facility, and VSI and Industries have provided guarantees in respect of Direct’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Industries, VSI and Direct. The 2009 Revolving Credit Facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. The largest amount borrowed at any given point during the six month period ended June 25, 2011 was $30.0 million. The unused available line of credit under the 2009 Revolving Credit Facility at June 25, 2011 was $65.9 million.

The borrowings under our 2009 Revolving Credit Facility accrue interest, at our option at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate. The weighted average interest rate for the 2009 revolving credit line for the six months ended June 25, 2011, was 2.83%.

Term Loan

On January 20, 2011, we entered into a term loan to provide financing for the repurchase our outstanding Notes. The term loan matures on January 20, 2013, and is payable in quarterly installments over the two year period bearing a variable interest rate of the adjusted Eurodollar rate plus 3.75%. The obligations under the term loan are secured by a security interest in substantially all of the assets of VSI, Industries and Direct and VSI provided guarantees in respect of our obligations under the term loan, and VSI and Industries have provided guarantees in respect of Direct’s obligations under the term loan. The term loan provides for affirmative and negative covenants affecting VSI, Industries and Direct. The term loan restricts, among other things, our ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities that can be entered into. The borrowings under the term loan accrue interest, at our option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 3.75% above the adjusted Eurodollar rate. The weighted average interest rate for the six months ended June 25, 2011 was 4.04%.

Contractual Obligations and Commercial Commitments

As of June 25, 2011, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Capital Lease Obligation, Including Interest	Long-Term Debt	Interest Payments (2)

Remainder of Fiscal 2011	$48,370	$40,843	$882	$6,250	$395
2012	95,789	81,923	985	12,500	381
2013	80,052	76,910	—	3,125	17
2014	67,388	67,388	—	—	—
2015	56,002	56,002	—	—	—
Thereafter	153,642	153,642	—	—	—

	$501,243	$476,708	$1,867	$21,875	$793

(1)	Store operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during the first six months of Fiscal of 2011. All operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 17.1% of our minimum lease obligations for the six months ended June 25, 2011. In addition, not included are variable activity based fees associated with our west coast logistics facility, which were approximately $0.6 million during the six months ending June 25, 2011.
(2)	Interest payments are based upon the prevailing interest rates at June 25, 2011. Interest payments do not include interest expense related to our revolving credit facility due to its revolving nature.

We are not party to any long-term purchase commitments. Our typical merchandise purchase orders are generally performed upon within a four week period.

We have an aggregate contingent liability of up to $2.0 million related to potential severance payments for four executives as of June 25, 2011 pursuant to their respective employment agreements.

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

Effects of Inflation

We do not believe that our sales or operating results have been materially impacted by inflation during the periods presented in our financial statements. However, we have experienced increased cost pressure from our suppliers which could have an adverse impact on our gross profit results in the future.

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

Our 2009 Revolving Credit Facility and term loan carry floating interest rates that are tied to the adjusted Eurodollar rate and the prime rate and, therefore, our statements of operations and our cash flows are exposed to changes in interest rates. A one percentage point increase in the adjusted Eurodollar rate would cause an increase to the interest expense on our term loan of approximately $0.2 million for a one year period.

Item 4. Controls and Procedures

Evaluation of Disclosure and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of June 25, 2011, pursuant to Exchange Act Rule 13a-l5. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 25, 2011 are effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control structure over financial reporting during the quarter ended June 25, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Anthony N. Truesdale pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brenda Galgano pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 1, 2011.

Vitamin Shoppe, Inc.

By:	/s/ Anthony N. Truesdale
Anthony N. Truesdale
Chief Executive Officer

By	/s/ Brenda Galgano
Brenda Galgano
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Anthony N. Truesdale pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brenda Galgano pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	Interactive Data Files