Form 10-Q
period 2011-09-24
Vitamin Shoppe, Inc.
filed 2011-10-28
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2011

or

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

As of October 24, 2011, Vitamin Shoppe Inc. had 29,196,298 shares of common stock outstanding.

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

		Page No.
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of September 24, 2011 and December 25, 2010	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 24, 2011 and September 25, 2010	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 24, 2011 and September 25, 2010	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
PART II OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	(Removed and Reserved)	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
Signatures		27
EX 31.1
EX 31.2
EX 32.1
EX 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 24, 2011	December 25, 2010
ASSETS

Current assets:
Cash and cash equivalents	$24,783	$25,968
Inventories	110,317	111,305
Prepaid expenses and other current assets	20,091	17,645

Total current assets	155,191	154,918
Property and equipment, net	80,350	80,949
Goodwill	177,248	177,248
Other intangibles, net	69,264	69,718
Other assets:
Deferred financing fees, net of accumulated amortization of $628 and $1,961 in 2011 and 2010, respectively	472	816
Other long-term assets	2,505	2,068

Total other assets	2,977	2,884

Total assets	$485,030	$485,717

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$12,500	$—
Current portion of capital lease obligation	1,352	1,711
Revolving credit facility	—	18,000
Accounts payable	20,956	18,994
Deferred sales	13,543	15,929
Accrued salaries and related expenses	9,511	9,573
Other accrued expenses	22,377	14,752

Total current liabilities	80,239	78,959
Long-term debt, net of current portion	6,250	55,106
Capital lease obligation, net of current portion	20	977
Deferred income taxes	20,047	20,595
Deferred rent	28,626	27,080
Other long-term liabilities	4,745	5,304

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized, 29,190,548 shares issued and outstanding at September 24, 2011, and 28,627,897 shares issued and outstanding at December 25, 2010	292	286
Additional paid-in capital	255,507	243,558
Retained earnings	89,304	53,852

Total stockholders’ equity	345,103	297,696

Total liabilities and stockholders’ equity	$485,030	$485,717

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010

Net sales	$208,936	$187,359	$641,730	$571,206
Cost of goods sold	139,493	126,190	423,299	381,330

Gross profit	69,443	61,169	218,431	189,876
Selling, general and administrative expenses	51,812	47,316	159,582	142,504

Income from operations	17,631	13,853	58,849	47,372
Loss on extinguishment of debt	—	—	552	1,120
Interest expense, net	419	2,181	2,076	7,670

Income before provision for income taxes	17,212	11,672	56,221	38,582
Provision for income taxes	5,301	4,423	20,769	15,298

Net income	$11,911	$7,249	$35,452	$23,284

Weighted average common shares outstanding
Basic	28,916,734	27,710,913	28,741,227	27,178,235
Diluted	29,693,651	28,597,381	29,508,761	28,155,098
Net income per common share
Basic	$0.41	$0.26	$1.23	$0.86
Diluted	$0.40	$0.25	$1.20	$0.83

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 24,	September 25,
	2011	2010

Cash flows from operating activities:
Net income	$35,452	$23,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	14,905	16,125
Impairment charge on fixed assets	651	1,326
Loss on extinguishment of debt	552	1,120
Loss on disposal of fixed assets	—	2
Amortization of deferred financing fees	282	612
Amortization of unrealized loss on terminated swap	—	922
Deferred income taxes	(548)	(1,576)
Deferred rent	969	1,290
Equity compensation expense	3,792	3,009
Tax benefits on exercises of stock options	(1,850)	(7,717)
Changes in operating assets and liabilities:
Inventories	988	1,346
Prepaid expenses and other current assets	(2,446)	34
Other long-term assets	(437)	(88)
Accounts payable	2,629	(6,619)
Accrued expenses and other current liabilities	9,413	11,482
Deferred sales	(2,386)	(1,844)
Other long-term liabilities	18	58

Net cash provided by operating activities	61,984	42,766

Cash flows from investing activities:
Capital expenditures	(15,170)	(14,232)

Net cash used in investing activities	(15,170)	(14,232)

Cash flows from financing activities:
Borrowings under revolving credit agreement	12,000	38,000
Repayments of borrowings under revolving credit agreement	(30,000)	(10,000)
Payment of capital lease obligations	(1,316)	(1,176)
Redemption of long term debt - Notes	(55,106)	(45,000)
Borrowings of long term debt - term loan	25,000	—
Repayments of long term debt - term loan	(6,250)	—
Payments for expenses related to initial public offering	—	(87)
Proceeds from exercises of common stock options	5,770	9,948
Issuance of shares under employee stock purchase plan	543	—
Tax benefits on exercises of stock options	1,850	7,717
Deferred financing fees	(490)	(98)

Net cash used in financing activities	(47,999)	(696)

Net (decrease) increase in cash and cash equivalents	(1,185)	27,838
Cash and cash equivalents beginning of period	25,968	8,797

Cash and cash equivalents end of period	$24,783	$36,635

Supplemental disclosures of cash flow information:
Interest paid	$2,134	$6,360
Income taxes paid	$18,119	$6,640

Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$981	$626
Assets acquired under capital lease	$—	$213

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

The condensed consolidated financial statements as of September 24, 2011 and December 25, 2010, and for the three and nine months ended September 24, 2011 and September 25, 2010, include the accounts of VSI, Industries and Direct. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of September 24, 2011 and for the three and nine months ended September 24, 2011 and September 25, 2010, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 25, 2010, as filed with the Securities and Exchange Commission on March 9, 2011. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week or 53-week period, ending on the last Saturday in December. Fiscal 2011 is a 53-week period ending December 31, 2011 and Fiscal 2010 was a 52-week period ended December 25, 2010. The results for the three and nine months ended September 24, 2011 and September 25, 2010, are each based on 13-week and 39-week periods, respectively.

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

The Company is involved in ongoing examinations with various taxing authorities regarding non-income based tax matters. The final obligation to these authorities may be subject to either an increase or decrease to the initial estimates recorded. As of September 24, 2011, the Company believes the reserves for these matters are adequately provided for in its consolidated financial statements, the reserves of which are reflected in “Other accrued expenses” in the Company’s condensed consolidated balance sheets.

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

Uncertain Tax Positions—For the three and nine months ended September 24, 2011, the Company’s unrecognized tax positions decreased by $0.9 million primarily due to the closing of statutes of limitations for certain tax positions claimed in prior years. This decrease lowered our effective tax rate for the three and nine months ended September 24, 2011.

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

Advertising Costs—Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Advertising expense was $3.2 million for both of the three month periods ended September 24, 2011 and September 25, 2010, and $9.6 million and $10.4 million for the nine months ended September 24, 2011 and September 25, 2010, respectively.

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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three months ended		Nine months ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Numerator:
Net income	$11,911	$7,249	$35,452	$23,284

Denominator:
Basic weighted average common shares outstanding	28,916,734	27,710,913	28,741,227	27,178,235
Diluted weighted average common shares outstanding	29,693,651	28,597,381	29,508,761	28,155,098

Basic net income per common share	$0.41	$0.26	$1.23	$0.86

Diluted net income per common share	$0.40	$0.25	$1.20	$0.83

Stock options for the fiscal quarters ended September 24, 2011 and September 25, 2010 for 122,286 shares and 333,742 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Stock options for the nine months ended September 24, 2011 and September 25, 2010 for 98,434 shares and 320,512 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

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

The following table discloses the carrying value of all intangible assets (in thousands):

	September 24, 2011			December 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets
Intangibles related to asset purchase	$3,000	$2,581	$419	$3,000	$2,127	$873
Tradenames	68,845		68,845	68,845		68,845
Goodwill	177,248		177,248	177,248	—	177,248

	$249,093	$2,581	$246,512	$249,093	$2,127	$246,966

Intangible amortization expense for the three and nine months ended September 24, 2011 was $0.2 million and $0.5 million, respectively, and intangible amortization expense for the three and nine months ended September 25, 2010 was $0.2 million and $0.6 million, respectively. Tradenames are not amortized, as they are determined to be intangible assets with indefinite lives. Tradenames and goodwill will be tested for impairment in the last quarter of Fiscal 2011 or whenever impairment indicators exist.

The useful lives of the Company’s definite-lived intangible assets are between 2 to 7 years. The expected amortization expense on definite-lived intangible assets on the Company’s condensed consolidated balance sheet at September 24, 2011, is as follows (in thousands):

Remainder of Fiscal 2011	$90
Fiscal 2012	125
Fiscal 2013	125
Fiscal 2014	79

$419

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 24, 2011	December 25, 2010

Furniture, fixtures and equipment	$116,775	$108,155
Leasehold improvements	110,394	103,875
Website development costs	11,014	11,014

	238,183	223,044
Less: accumulated depreciation and amortization	(158,394)	(143,794)

Subtotal	79,789	79,250

Construction in progress	561	1,699

	$80,350	$80,949

Depreciation and amortization expense on property and equipment, including equipment recorded under capital leases, for the three and nine months ended September 24, 2011 was $4.9 million and $14.5 million, respectively. Depreciation and amortization expense on property and equipment, including equipment recorded under capital leases, for the three and nine months ended September 25, 2010 was $5.1 million and $15.5 million, respectively. The Company recognized an impairment charge of $0.4 million during the three months ended September 24, 2011 on fixed assets related to one of its underperforming retail locations and $0.7 million during the nine months ended September 24, 2011 on fixed assets related to two of its underperforming retail locations still in use in the Company’s operations. The Company recognized an impairment charge of $1.1 million during the three months ended September 25, 2010 on fixed assets related to two of its underperforming retail locations and $1.3 million for the nine months ended September 25, 2010 on fixed assets related to three underperforming retail locations.

Depreciation and amortization expense on property and equipment is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations. Assets held under capital leases are classified under furniture, fixtures and equipment. Capital leases were $2.6 million, net of accumulated amortization of $5.0 million, at September 24, 2011, and $3.4 million, net of accumulated amortization of $4.1 million, at December 25, 2010.

5. Credit Arrangements

Debt consists of the following (in thousands):

	September 24, 2011	December 25, 2010

Revolving Credit Facility	$—	$18,000

Term Loan	$18,750	$—

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$—	$55,106

Second Priority Senior Secured Floating Rate Notes

During February 2011 the Company repurchased the remaining $55.1 million of its Notes, which resulted in a loss on extinguishment of debt of $0.6 million during February 2011.

Prior to the completion of their redemption during February 2011, the Notes, which were issued in November 2005, were originally set to mature on November 15, 2012. Interest on the Notes, was set at a per annum rate equal to a three month LIBOR plus 7.5%, which was reset quarterly on February 15, May 15, August 15 and November 15 of each year. The weighted average interest rate for interest paid through February 2011, was 7.79%. The weighted average interest rate before the impact of hedging activities for the nine months ended September 25, 2010 was 7.81%.

2009 Revolving Credit Facility

On September 25, 2009, the Company entered into a revolving credit facility (the “2009 Revolving Credit Facility”), and simultaneously terminated its existing credit facility. The terms of the 2009 Revolving Credit Facility, as amended, extend through September, 2015, and allow the Company to borrow up to $70.0 million subject to the terms of the facility. The availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Industries and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of VSI, Industries and Direct and VSI provided guarantees in respect of the Company’s obligations under the 2009 Revolving Credit Facility, and Industries and VSI have provided guarantees in respect of Direct’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Industries, VSI and Direct. The 2009 Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities which can be entered into. The largest amount borrowed at any given point during fiscal 2011 was $30.0 million. The unused available line of credit under the 2009 Revolving Credit Facility at September 24, 2011 was $63.6 million.

The borrowings under the 2009 Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate. The weighted average interest rate for the 2009 Revolving Credit Facility for the nine months ended September 24, 2011 was 2.80%, and for the nine months ended September 25, 2010 was 2.89%.

Term Loan

On January 20, 2011, the Company entered into a term loan for $25.0 million, to provide short-term financing for the repurchase of the Company’s outstanding Notes. The term loan matures on January 20, 2013, and is payable in quarterly installments over the two year period bearing a variable interest rate of 3.75% above the adjusted Eurodollar rate. The obligations under the term loan are secured by a security interest in substantially all of the assets of VSI, Industries and Direct and VSI provided guarantees in respect of the Company’s obligations under the term loan, and Industries and VSI have provided guarantees in respect of Direct’s obligations under the term loan. The term loan provides for affirmative and negative covenants affecting VSI, Industries and Direct. The term loan restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities which can be entered into. The borrowings under the term loan accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 3.75% above the adjusted Eurodollar rate. The weighted average interest rate for the period ended September 24, 2011 was 4.01%.

Interest expense, net for the three and nine months ended September 24, 2011 and September 25, 2010 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Interest on the Notes	$—	$1,725	$644	$6,230
Interest on the term loan	219	—	556	—
Amortization of deferred financing fees	84	138	282	612
Interest on the revolving credit facility and other	116	336	603	853
Interest income	—	(18)	(9)	(25)

Interest expense, net	$419	$2,181	$2,076	$7,670

Capital Leases

The Company leases certain computer equipment under capital leases which expire in Fiscal 2011 and Fiscal 2012. The following is a schedule of the future minimum lease payments under capital leases as of September 24, 2011 (in thousands):

Remainder of Fiscal 2011	$432
Fiscal 2012	984

Total	1,416
Less amount representing interest	44

Present value of minimum lease payments	1,372
Less current portion of capital lease obligation	1,352

$20

6. Stock-Based Compensation

Stock Option Plans—The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”), which allows for the granting of both stock options (includes non-qualified as well as performance based stock options) and restricted shares. The issuance of up to 5,203,678 shares of common stock is authorized under these plans. As of September 24, 2011, there were 593,152 shares available to grant under both plans. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted shares are issued at a value not less than the fair market value of the common shares on the date of the grant. Generally, options and restricted shares awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. However, regarding performance based stock options, vesting is dependant not only on the passage of time, but also on the attainment of certain internal performance metrics. The stock options generally have a maximum term of 10 years. The following table summarizes stock options for the 2006 and 2009 plans as of September 24, 2011 and changes during the nine month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 25, 2010	2,253,053	$14.96
Granted	229,755	34.79
Exercised	(408,940)	14.20
Canceled/forfeited	(42,384)	24.97

Outstanding at September 24, 2011	2,031,484	$17.15	5.82	$45,990

Vested or expected to vest at September 24, 2011	1,909,595	$17.15	5.82

Vested and exercisable at September 24, 2011	1,249,037	$13.28	4.82	$33,081

The total intrinsic value of options exercised during the nine months ended September 24, 2011 and September 25, 2010, was $10.2 million and $14.5 million, respectively. The cash received from options exercised during the nine months ended September 24, 2011 and September 25, 2010 was $5.8 million and $9.9 million, respectively.

The following table summarizes restricted shares for the 2009 Plan as of September 24, 2011 and changes during the nine month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value

Unvested at December 25, 2010	126,446	$19.24
Granted	139,371	$34.35
Vested	(33,352)	$18.38
Canceled/forfeited	(5,589)	$26.59

Unvested at September 24, 2011	226,876	$28.47

Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period, net of anticipated forfeitures. With the exception of restricted shares, determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected volatility is derived from the average volatility of similar actively traded companies over our expected holdings periods, as well as the Company’s own volatility, which is weighted to adjust for the shorter trading history. Generally, the expected holding period of non performance based options is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in a holding period of 6.25 years. Certain limited grants have contractual terms of 7.5 years, and/or shorter vesting periods and as such have calculated holding periods of 4 to 5 years. The Company’s performance based grants vest annually over four years depending on a particular year’s attainment of certain internal financial performance metrics. For accounting purposes, performance based grants are measured, and expense is calculated and recorded, subsequent to the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. The target metrics underlying the vesting of performance based options are established each year. The vesting requirements for performance-based options permit a catch-up of vesting should the target not be achieved in a calendar year but achieved in a subsequent calendar year, over the four year vesting period. Accordingly, the holding period for performance based options is calculated using the vesting term of 1 year and the remainder of the contractual term of 10 years, depending on which year of the four year grant is currently vesting; e.g. 25% of the grant vesting in year two of the grant would have a holding period calculated using 1 year and the remaining 9 years of the contractual term. The simplified method was chosen as a means to determine the Company’s holding period as prior to November 2009 there was no historical option exercise experience due to the Company being privately held. As of September 24, 2011 there is insufficient information for purposes of determining a Company specific holding period due to the Company being a relatively new publicly owned company. The risk-free interest rate is derived from the average yields of zero-coupon U.S. Treasury Strips for the expected holding period of each of the Company’s stock option grants. Compensation expense resulting from the granting of restricted shares is based on the grant date fair value of those common shares and is recognized generally over the four year vesting period.

The weighted-average grant date fair value of stock options granted during the three and nine months ended September 24, 2011, was $21.37 and $17.52, respectively. The weighted-average grant date fair value of stock options granted during the three and nine months ended September 25, 2010 was $12.02 and $11.62, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average expected volatility	48.9%	48.6%	49.6%	48.3%
Weighted average risk-free interest rate	1.8%	2.4%	2.5%	3.1%
Expected holding period(s)	5.50-6.25 years	6.25 years	3.63-6.25 years	5.50-6.25 years

Employee Stock Purchase Plan—On December 16, 2009, the Company’s board of directors approved the Vitamin Shoppe 2010 Employee Stock Purchase Plan (the “ESPP”), which was approved by the Company’s shareholders during June 2010. Pursuant to the plan, shares of common stock were issued beginning on June 30, 2010, and will continue to be issued at the end of each calendar quarter (the “Participation Period”) thereafter subject to employee participation in the plan. Under the ESPP, participating employees are allowed to purchase shares at 85% of the lower of the market price of the Company’s common stock at either the first or last trading day of the Participation Period. Compensation expense related to the ESPP is based on the estimated fair value of the discount and purchase price offered on the estimated shares to be purchased under the ESPP. As of September 24, 2011, there was approximately $0.2 million of employee payroll deductions available under the ESPP for purchasing common shares on the September 30, 2011 purchase date.

Compensation expense attributable to stock-based compensation for the three and nine months ended September 24, 2011 was approximately $1.4 million and $3.8 million, respectively, and for the three and nine months ended September 25, 2010 was approximately $1.1 million and $3.0 million, respectively. As of September 24, 2011, the remaining unrecognized stock-based compensation expense for non-vested stock options and restricted shares to be expensed in future periods is $11.7 million, and the related weighted-average period over which it is expected to be recognized is 2.9 years. There were 1,249,037 and 782,447 vested and non-vested outstanding options, respectively, at September 24, 2011. There were 63,106 vested and 226,876 unvested restricted shares at September 24, 2011. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for stock options and restricted shares as of September 24, 2011 is approximately $0.7 million.

7. Legal Proceedings

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., (“Proposition 65”) require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. The Company has withdrawn certain named products from the California market and has provided warnings with respect to other products still available in California pending discussions with the public prosecutors. The Napa County District Attorney has expressed concerns on several occasions as to the method of warning employed by the Company and the completeness of its implementation. The Company has revised its warnings and reviewed its procedures for implementing warnings. The Company has responded to numerous requests for information and has met in person with representatives of the Napa County District Attorney and the California Attorney General to attempt to resolve this matter. As of September 24, 2011, the Company does not believe that this matter will have a material impact on the Company’s operations or cash flows.

The People of the State of California v. 21st Century Healthcare, Inc. On October 22, 2008, a private enforcer named Vicky Hamilton sent over 70 manufacturers and retailers of multivitamin products, including the Company, various Sixty-Day Notices of Violation of Proposition 65, Cal. Health & Safety Code section 25249.5 et seq. alleging that certain products contain lead and lead compounds and were sold in California without a Proposition 65 warning threatening litigation pertaining to two of the Company’s multivitamin products. On December 23, 2008, the California Attorney General and nine California District Attorneys filed a complaint on behalf of the People of the State of California against a number of companies who received notices of violation from Ms. Hamilton, including the Company in Alameda County Superior Court. The action alleges violations of both Proposition 65 and the UCL and supplants the litigation Ms. Hamilton sought to bring against the Company on the claims stated in her Notice of Violation. Penalties under Proposition 65 may be assessed at the maximum rate of $2,500 per violation per day. Penalties under the UCL may be assessed at the same rate and are cumulative to those available under Proposition 65. Injunctive relief and attorneys fees are also available. The Company is investigating the claims in the action and has been discussing them with the California Attorney General and District Attorneys. As of September 24, 2011, the Company does not believe that this matter will have a material impact on the Company’s operations or cash flows.

J.C. Romero v. ErgoPharm Inc., Proviant Technologies Inc., VS Holdings Inc, d/b/a Vitamin Shoppe, and General Nutrition Centers Inc. On April 27, 2009, plaintiff, a professional baseball player, filed a complaint against us, among others, in Superior Court of New Jersey (Law Division/Camden County). Plaintiff alleges that he purchased from one of our stores and consumed 6-OXO Extreme, which was manufactured by a third party, and in August 2008, allegedly tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages, including lost income during the suspension. The Company denies any and all liability and intends to vigorously defend these claims. As of September 24, 2011, the Company does not believe that this matter will have a material impact on the Company’s operations or cash flows.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of September 24, 2011, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

8. Segment Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through retail stores throughout the United States. The direct segment generates revenue through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products primarily through the Company’s web site and catalog. A catalog is mailed periodically to customers in the Company’s Healthy Awards Program database, and the Company’s website at www.vitaminshoppe.com offers its customers online access to a full assortment of approximately 18,000 SKUs. Corporate costs represent the Company’s administrative expenses which include, but are not limited to: human resources, legal, finance, information technology, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 3—Summary of Significant Accounting Policies in the Fiscal 2010 consolidated financial statements. The Company has allocated $131.9 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010

Sales:
Retail	$187,108	$167,086	$574,424	$508,017
Direct	21,828	20,273	67,306	63,189

Net sales	$208,936	$187,359	$641,730	$571,206

Income from operations:
Retail	$33,916	$28,742	$110,128	$90,447
Direct	3,807	3,463	12,375	11,581
Corporate costs	(20,092)	(18,352)	(63,654)	(54,656)

Income from operations	$17,631	$13,853	$58,849	$47,372

9. Fair Value of Financial Instruments

The Company has two financial liabilities, the revolving credit facility and term loan, both described in Note 5, which it chose to record at face value. The fair value of the revolving credit facility is synonymous with its recorded value as it is a short term debt facility due to its revolving nature. The fair value of the term loan is synonymous with its recorded value, due to the variable nature of its applicable interest rate as well as the length of its duration, which is less than two years from September 24, 2011.

10. Subsequent Event

On October 25, 2011, the Company paid $18.8 million, representing the remaining principal balance and accrued interest on its term loan, which was originally scheduled to mature on January 20, 2013.

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

Company Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products. As of October 24, 2011, we operated 522 stores located in 40 states, the District of Columbia and Puerto Rico and sold direct to consumers through our web sites, primarily www.vitaminshoppe.com, and our nationally circulated catalog. We target the dedicated, well-informed vitamin, mineral and supplement (“VMS”) consumer and differentiate ourselves by providing our customers with an extensive selection of high quality products sold at competitive prices and value-added customer service. We market approximately 700 different nationally recognized brands as well as our proprietary Vitamin Shoppe and BodyTech brands. We offer our customers a selection of approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and approximately 12,000 additional SKUs available through our internet and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or at mass merchants, such as drug stores chains and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

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

Since the beginning of 2006, we have aggressively pursued new store growth. During this period through October 24, 2011, we opened 258 new stores, expanding our presence in our existing markets as well as entering new markets such as Maine, Texas, Michigan, Hawaii and Puerto Rico. Our new stores typically have reached sales more consistent with our mature store base over an approximate four year time period.

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

Our historical results have also been significantly influenced by our new store openings. To accommodate the anticipated growth and geographic dispersion of our store locations we entered into an agreement with a west coast third party logistics facility, which we began fully utilizing during the third fiscal quarter of 2010. The agreement extends through the first fiscal quarter of 2013, and supplies our stores in the western United States with our most popular products.

Our stores typically require approximately four years to mature, generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin and sales per square foot. As our recently opened stores mature, we expect them to contribute meaningfully to our operating results.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010

Net sales	$208,936	$187,359	$641,730	$571,206
Increase in comparable store net sales	7.1%	7.1%	7.7%	7.3%
Gross profit as a percent of net sales	33.2%	32.6%	34.0%	33.2%
Income from operations	$17,631	$13,853	$58,849	$47,372

The following table shows the growth in our network of stores during the three and nine months ended September 24, 2011 and September 25, 2010:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Store Data:
Stores open at beginning of period	505	463	484	438
Stores opened	10	9	34	35
Stores closed	—	—	(3)	(1)

Stores open at end of period	515	472	515	472

Results of Operations

The information presented below is for the three and nine months ended September 24, 2011 and September 25, 2010 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three and nine months ended September 24, 2011 and September 25, 2010 as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.8%	67.4%	66.0%	66.8%

Gross profit	33.2%	32.6%	34.0%	33.2%
Selling, general and administrative expenses	24.8%	25.3%	24.9%	24.9%

Income from operations	8.4%	7.4%	9.2%	8.3%
Loss on extinguishment of debt	0.0%	0.0%	0.1%	0.2%
Interest expense, net	0.2%	1.2%	0.3%	1.3%

Income before provision for income taxes	8.2%	6.2%	8.8%	6.8%
Provision for income taxes	2.5%	2.4%	3.2%	2.7%

Net income	5.7%	3.9%	5.5%	4.1%

Three Months Ended September 24, 2011 Compared To Three Months Ended September 25, 2010

Net Sales

Net sales increased $21.6 million, or 11.5%, to $208.9 million for the three months ended September 24, 2011 compared to $187.4 million for the three months ended September 25, 2010. The increase was primarily the result of an increase in our comparable store sales, and new sales from our non-comparable stores, as well as an increase in our direct sales.

Retail

Net sales from our retail stores increased $20.0 million, or 12.0%, to $187.1 million for the three months ended September 24, 2011 compared to $167.1 million for the three months ended September 25, 2010. We operated 515 stores as of September 24, 2011 compared to 472 stores as of September 25, 2010. Our overall store sales for the three months ended September 24, 2011 increased due to non-comparable store sales increases of $8.3 million and an increase in comparable store sales of $11.7 million, or 7.1%. The increase in comparable store sales was primarily due to an increase in customer count. Our overall sales increased primarily in the categories of sports nutrition, which increased $8.3 million; specialty supplements, which increased $2.9 million; and herbs, which increased $2.8 million. The sports nutrition category continues to be among our fastest growing categories. We expect this trend to continue based on the continued strength in sales and the growth of the fitness-conscious market.

Direct

Net sales to our direct customers increased $1.6 million, or 7.7%, to $21.8 million for the three months ended September 24, 2011 compared to $20.3 million for the three months ended September 25, 2010. The overall increase in our direct sales was due to an increase in our on-line sales of 11.7% which was offset in part by a decrease in our catalog sales. The increase in web-based sales was due to an increase in promotional effectiveness during the three months ended September 24, 2011, as compared to the three months ended September 25, 2010. We have also reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $13.3 million, or 10.5%, to $139.5 million for the three months ended September 24, 2011 compared to $126.2 million for the three months ended September 25, 2010. The dollar increase was primarily due to an increase in sales, as well as an increase in occupancy costs for the quarter ended September 24, 2011, as compared to the quarter ended September 25, 2010. Cost of goods sold as a percentage of net sales decreased to 66.8% for the three months ended September 24, 2011, compared to 67.4% for the three months ended September 25, 2010. The decrease of cost of goods sold as a percentage of net sales was primarily due to a decrease in occupancy costs of 0.3% as a percentage of net sales, and a decrease in product costs of approximately 0.2% as a percentage of net sales. The decrease in occupancy costs as a percentage of sales reflects the maturation of our newer stores as the increase in comparable store sales more than offsets the increase in our store occupancy costs. The decrease in product costs as a percentage of net sales was due primarily to improved product margin during the three months ended September 24, 2011, as compared to the three months ended September 25, 2010.

Gross Profit

As a result of the foregoing, gross profit increased $8.3 million, or 13.5%, to $69.4 million for the three months ended September 24, 2011 compared to $61.2 million for the three months ended September 25, 2010. Gross profit as a percentage of sales increased to 33.2% for the quarter ended September 24, 2011, compared to 32.6% for the quarter ended September 25, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.5 million, or 9.5%, to $51.8 million for the three months ended September 24, 2011, compared to $47.3 million for the three months ended September 25, 2010. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales decreased to 24.8% during the three months ended September 24, 2011 as compared to 25.3% for the three months ended September 25, 2010.

Operating payroll and related benefits increased $2.0 million, or 10.6%, to $20.6 million for the three months ended September 24, 2011 compared to $18.6 million for the three months ended September 25, 2010. Operating payroll and related benefits expenses as a percentage of net sales remained constant at 9.9% for the three months ended September 24, 2011 and September 25, 2010.

Advertising and promotion expenses remained constant at $3.2 million for the three months ended September 24, 2011 and September 25, 2010. Advertising and promotion expenses as a percentage of net sales decreased to 1.5% for the three months ended September 24, 2011, as compared to 1.7% for the three months ended September 25, 2010. The decrease in advertising expense as a percentage of sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the three months ended September 24, 2011, as compared to the three months ended September 25, 2010.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $2.6 million, or 10.1%, to $28.1 million for the three months ended September 24, 2011 compared to $25.5 million for the three months ended September 25, 2010. The dollar increase in other selling, general and administrative expenses was due to increases in the following expenses: corporate payroll expenses of $0.9 million; credit card fees of $0.4 million and stock-based compensation expense of $0.3 million. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.4% during the three months ended September 24, 2011 compared to 13.6% for the three months ended September 25, 2010. The decrease as a percentage of sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the three months ended September 24, 2011, as compared to the three months ended September 25, 2010.

Income from Operations

As a result of the foregoing, income from operations increased $3.8 million, or 27.3%, to $17.6 million for the three months ended September 24, 2011 compared to $13.9 million for the three months ended September 25, 2010. Income from operations as a percentage of net sales increased to 8.4% for the three months ended September 24, 2011 compared to 7.4% for the three months ended September 25, 2010.

Retail

Income from operations for the retail segment increased $5.2 million, or 18.0%, to $33.9 million for the three months ended September 24, 2011 compared to $28.7 million for the three months ended September 25, 2010. Income from operations as a percentage of net sales for the retail segment increased to 18.1% for the three months ended September 24, 2011, compared to 17.2% for the three months ended September 25, 2010. The increase as a percentage of sales was primarily due to a decrease in occupancy costs of 0.4% as a percentage of net sales, a decrease in product costs of 0.3% as a percentage of net sales, as well as a decrease in advertising expense of 0.1% as a percentage of net sales. The decrease in occupancy costs as a percentage of sales reflects the maturation of our newer stores as the increase in comparable store sales more than offsets the increase in our store occupancy costs. The decrease in product costs as a percentage of net sales was due primarily to changes in product mix to more profitable products as well as more effective promotional spending during the three months ended September 24, 2011, as compared to the three months ended September 25, 2010. The decrease in advertising expense as a percentage of sales is due mainly to the decrease in our new store opening promotions.

Direct

Income from operations for the direct segment increased $0.3 million, or 9.9%, to $3.8 million for the three months ended September 24, 2011 compared to $3.5 million for the three months ended September 25, 2010. Income from operations as a percentage of net sales for the direct segment increased to 17.4% for the three months ended September 24, 2011, compared to 17.1% for the three months ended September 25, 2010. The increase in income from operations for the direct segment as a percentage of sales was primarily due to an increase in promotional effectiveness during the three months ended September 24, 2011, as compared to the three months ended September 25, 2010. This increase was offset in part by an increase in product costs of 0.9% as a percentage of net sales during the three months ended September 24, 2011. The increase in product costs as a percentage of sales was largely due to shipping promotions during the three months ended September 24, 2011, as compared to the three months ended September 25, 2010.

Corporate Costs

Corporate costs increased by $1.7 million, or 9.5%, to $20.1 million for the three months ended September 24, 2011 compared to $18.4 million for the three months ended September 25, 2010. Corporate costs as a percentage of net sales decreased to 9.6% for the three months ended September 24, 2011 compared to 9.8% for the three months ended September 25, 2010. The dollar increase was due primarily to increases in corporate payroll expenses of $0.9 million, and stock-based compensation expense of $0.3 million during the three months ended September 24, 2011, as compared to the three months ended September 25, 2010. The decrease as a percentage of sales was the largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the three months ended September 24, 2011, as compared to the three months ended September 25, 2010.

Interest Expense, net

Interest expense, net, decreased $1.8 million, or 80.8%, to $0.4 million for the three months ended September 24, 2011 compared to $2.2 million for the three months ended September 25, 2010. The decrease in interest expense was primarily due to the redemption of the balance of our outstanding Notes during February 2011, as well as the decrease in borrowings under the 2009 Revolving Credit Facility during the three months ended September 24, 2011. This decrease was offset in part by interest incurred on our term loan, during the quarter ended September 24, 2011, as compared to the quarter ended September 25, 2010.

Provision for Income Taxes

We recognized $5.3 million of income tax expense during the three months ended September 24, 2011 compared with $4.4 million for the three months ended September 25, 2010. The effective tax rate for the three months ended September 24, 2011 was 30.8%, compared to 37.9% for the three months ended September 25, 2010. The effective tax rate for the three months ended September 24, 2011 decreased as a result of the reversal of charges previously recorded related to uncertain tax positions, as well as favorable changes to our blended states income tax rate.

Net Income

As a result of the foregoing, we generated net income of $11.9 million for the three months ended September 24, 2011 compared to $7.2 million for the three months ended September 25, 2010.

Nine Months Ended September 24, 2011 Compared To Nine Months Ended September 25, 2010

Net Sales

Net sales increased $70.5 million, or 12.3%, to $641.7 million for the nine months ended September 24, 2011 compared to $571.2 million for the nine months ended September 25, 2010. The increase was primarily the result of an increase in our comparable store sales, and new sales from our non-comparable stores, as well as an increase in our direct sales.

Retail

Net sales from our retail stores increased $66.4 million, or 13.1%, to $574.4 million for the nine months ended September 24, 2011 compared to $508.0 million for the nine months ended September 25, 2010. We operated 515 stores as of September 24, 2011 compared to 472 stores as of September 25, 2010. Our overall store sales for the nine months ended September 24, 2011 increased due to non-comparable store sales increases of $27.6 million and an increase in comparable store sales of $38.8 million, or 7.7%. The increase in comparable store sales was primarily due to an increase in customer count. Our overall sales increased primarily in the categories of sports nutrition, which increased $28.2 million; herbs, which increased $8.3 million; and specialty supplements, which increased $8.1 million. The sports nutrition category continues to be among our fastest growing categories. We expect this trend to continue based on the continued strength in sales and the growth of the fitness-conscious market.

Direct

Net sales to our direct customers increased $4.1 million, or 6.5%, to $67.3 million for the nine months ended September 24, 2011 compared to $63.2 million for the nine months ended September 25, 2010. The overall increase in our direct sales was due to an increase in our on-line sales of 10.7% which was offset in part by a decrease in our catalog sales. The increase in web-based sales was largely due to a greater influx of customers gained as a result of an increase in promotional pricing through certain of our online store-fronts and an increase in promotional effectiveness. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $42.0 million, or 11.0%, to $423.3 million for the nine months ended September 24, 2011 compared to $381.3 million for the nine months ended September 25, 2010. The dollar increase was primarily due to an increase in sales, as well as an increase in occupancy costs for the nine months ended September 24, 2011, as compared to the nine months ended September 25, 2010. Cost of goods sold as a percentage of net sales decreased to 66.0% for the nine months ended September 24, 2011, compared to 66.8% for the nine months ended September 25, 2010. The decrease of cost of goods sold as a percentage of net sales was primarily due to decreases in product costs of approximately 0.4% as a percentage of net sales, and a decrease in occupancy costs of 0.3% as a percentage of net sales. The decrease in product costs as a percentage of net sales was due primarily to improved product margin during the nine months ended September 24, 2011, as compared to the nine months ended September 25, 2010. The decrease in occupancy costs as a percentage of sales reflects the maturation of our newer stores as the increase in comparable store sales more than offsets the increase in our store occupancy costs.

Gross Profit

As a result of the foregoing, gross profit increased $28.6 million, or 15.0%, to $218.4 million for the nine months ended September 24, 2011 compared to $189.9 million for the nine months ended September 25, 2010. Gross profit as a percentage of sales increased to 34.0% for the nine months ended September 24, 2011, compared to 33.2% for the nine months ended September 25, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $17.1 million, or 12.0%, to $159.6 million for the nine months ended September 24, 2011, compared to $142.5 million for the nine months ended September 25, 2010. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales remained constant at 24.9% for the nine months ended September 24, 2011 and the nine months ended September 25, 2010.

Operating payroll and related benefits increased $6.4 million, or 11.5%, to $61.7 million for the nine months ended September 24, 2011 compared to $55.3 million for the nine months ended September 25, 2010. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.6% for the nine months ended September 24, 2011 compared to 9.7% for the nine months ended September 25, 2010. The decrease as a percentage of net sales was primarily due to greater sales per hour for the nine months ended September 24, 2011, as compared to the nine months ended September 25, 2010, due to the maturation of our newer stores.

Advertising and promotion expenses decreased $0.8 million, or 7.3%, to $9.6 million for the nine months ended September 24, 2011 compared to $10.4 million for the nine months ended September 25, 2010. Advertising and promotion expenses as a percentage of net sales decreased to 1.5% for the nine months ended September 24, 2011, as compared to 1.8% for the nine months ended September 25, 2010 as a result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales during the nine months ended September 24, 2011, as compared to the nine months ended September 25, 2010.

Other selling, general and administrative expenses which include depreciation and amortization expense, increased $11.5 million, or 14.9%, to $88.3 million for the nine months ended September 24, 2011 compared to $76.8 million for the nine months ended September 25, 2010. The dollar increase in other selling, general and administrative expenses was primarily due to increases in the following expenses: corporate payroll expenses of $4.0 million; credit card fees of $1.3 million, and stock based compensation expense of $0.8 million. In addition, during the nine months ended September 24, 2011, we recorded a $3.7 million charge for non-income based tax exposures, relating to the past five fiscal years, due to undertaking a more thorough review for such exposures during the first fiscal quarter of 2011. The charge represented our best estimate of the exposure relating to such taxes. Other selling, general and administrative expenses as a percentage of net sales increased to 13.8% during the nine months ended September 24, 2011 compared to 13.5% for the nine months ended September 25, 2010. The increase as a percentage of sales was largely the result of the charge for non-income based taxes, which were approximately 0.6% as a percentage of net sales, during the nine months ended September 24, 2011, as compared to the nine months ended September 25, 2010.

Income from Operations

As a result of the foregoing, income from operations increased $11.5 million, or 24.2%, to $58.8 million for the nine months ended September 24, 2011 compared to $47.4 million for the nine months ended September 25, 2010. Income from operations as a percentage of net sales increased to 9.2% for the nine months ended September 24, 2011 compared to 8.3% for the nine months ended September 25, 2010.

Retail

Income from operations for the retail segment increased $19.7 million, or 21.8%, to $110.1 million for the nine months ended September 24, 2011 compared to $90.4 million for the nine months ended September 25, 2010. Income from operations as a percentage of net sales for the retail segment increased to 19.2% for the nine months ended September 24, 2011, compared to 17.8% for the nine months ended September 25, 2010. The increase as a percentage of sales was primarily due to a decrease in occupancy costs of 0.5% as a percentage of net sales, decreases in product costs of 0.4% as a percentage of net sales, as well as a decrease in general administrative expenses of 0.4% as a percentage of net sales. The decrease in occupancy costs as percentage of sales reflects the maturation of our newer stores as the increase in comparable sales more than offsets the increase in our store occupancy costs. The decrease in product costs as a percentage of net sales was due primarily to a more effective promotional spending during the nine months ended September 24, 2011, as compared to the nine months ended September 25, 2010. The decrease in general administrative expenses as a percentage of net sales, was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the nine months ended September 24, 2011, as compared to the nine months ended September 25, 2010.

Direct

Income from operations for the direct segment increased $0.8 million, or 6.9%, to $12.4 million for the nine months ended September 24, 2011 compared to $11.6 million for the nine months ended September 25, 2010. Income from operations as a percentage of net sales for the direct segment increased to 18.4% for the nine months ended September 24, 2011, compared to 18.3% for the nine months ended September 25, 2010. The increase in income from operations for the direct segment as a percentage of sales was primarily due to an increase in promotional effectiveness during the nine months ended September 24, 2011, as compared to the nine months ended September 25, 2010.

Corporate Costs

Corporate costs increased by $9.0 million, or 16.5%, to $63.7 million for the nine months ended September 24, 2011 compared to $54.7 million for the nine months ended September 25, 2010. Corporate costs as a percentage of net sales increased to 9.9% for the nine months ended September 24, 2011 compared to 9.6% for the nine months ended September 25, 2010. The dollar increase was primarily due to increases in corporate payroll expenses of $4.0 million; stock-based compensation expense of $0.8 million, as well as the charge of $3.7 million related to the non-income based taxes referred to in other selling and administrative expense during the nine months ended September 24, 2011, as compared to the nine months ended September 25, 2010. The increase as a percentage of sales was the result of the charge related to non-income based taxes, which were approximately 0.6% as a percentage of net sales, during the nine months ended September 24, 2011, as compared to the nine months ended September 25, 2010.

Loss on extinguishment of debt

Loss on extinguishment of debt of $0.6 million for the nine months ended September 24, 2011, represents the write-off of unamortized deferred financing fees related to the repurchase of our Notes. Loss on extinguishment of debt of $1.1 million for the nine months ended September 25, 2010, represents the write-off of a portion of the unrecognized loss of our interest rate swap of approximately $0.4 million, as well as the write-off of a portion of deferred financing fees of approximately $0.7 million, related to the redemption of a portion of our Notes in January and May 2010.

Interest Expense, net

Interest expense, net, decreased $5.6 million, or 72.9%, to $2.1 million for the nine months ended September 24, 2011 compared to $7.7 million for the nine months ended September 25, 2010. The decrease in interest expense during the nine months ended September 24, 2011, was primarily due to the decrease in our outstanding Notes as a result of the redemption of approximately $100.1 million in aggregate principal from March 2010 through February 2011, offset in part by the interest expense related to our term loan entered into during February 2011.

Provision for Income Taxes

We recognized $20.8 million of income tax expense during the nine months ended September 24, 2011 compared with $15.3 million for the nine months ended September 25, 2010. The effective tax rate for the nine months ended September 24, 2011 was 36.9%, compared to 39.7% for the nine months ended September 25, 2010. The effective tax rate for the nine months ended September 24, 2011 decreased as a result of the reversal of charges previously recorded related to uncertain tax positions, as well as favorable changes to our blended states income tax rate.

Net Income

As a result of the foregoing, we generated net income of $35.5 million for the nine months ended September 24, 2011 compared to $23.3 million for the nine months ended September 25, 2010.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	$000,000	$000,000
	As of
	September 24,	December 25,
	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$24,783	$25,968
Working capital	74,952	75,959
Total assets	485,030	485,717
Total debt, including capital leases	20,122	75,794

	$000,000	$000,000
	Nine Months Ended
	September 24, 2011	September 25, 2010
Other Information:
Depreciation and amortization of fixed and intangible assets	$14,905	$16,125

Cash Flows Provided By (Used In):
Operating activities	$61,984	$42,766
Investing activities	(15,170)	(14,232)
Financing activities	(47,999)	(696)

Net (decrease) increase in cash and cash equivalents	$(1,185)	$27,838

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

We plan to spend approximately $23 million in capital expenditures during Fiscal 2011. During Fiscal 2012 we plan to spend approximately $32 million in capital expenditures, most of which will pertain to new stores we anticipate opening throughout the year and includes costs of a new distribution center planned to open in Fiscal 2013. Of the total capital expenditures projected for Fiscal 2011 we have already invested $15.2 million during the nine months ended September 24, 2011. We plan on opening approximately 48 stores during Fiscal 2011, of which we have already opened 34 stores as of September 24, 2011. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $160,000 at cost for each of our stores. Giving consideration to both our revolving credit facility and cash generated from our operations, we feel we will have sufficient liquidity through the next fiscal year to fund our capital requirements and operations. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

We were in compliance with all debt covenants as of September 24, 2011.

Cash Provided by Operating Activities

Net cash provided by operating activities was $62.0 million for the nine months ended September 24, 2011, as compared to $42.8 million of net cash provided by operating activities for the nine months ended September 25, 2010. The $19.2 million increase in net cash flows from operating activities is primarily due to an increase in our net income for the nine months ended September 24, 2011, as compared to the nine months ended September 25, 2010. In addition, during the nine months ended September 25, 2010, payments of accounts payable were accelerated, primarily to obtain cash discounts from vendors.

Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 24, 2011, was $15.2 million, compared to $14.2 million during the nine months ended September 25, 2010. Capital expenditures during the nine months ended September 24, 2011, were used primarily for the build-out of 34 new stores, and improvements to existing stores, as well as computer equipment related to those stores. During the nine months ended September 25, 2010, capital expenditures were used for the construction of 35 new stores, and improvements to existing stores, as well as computer equipment related to those stores.

Cash Used in Financing Activities

Net cash used in financing activities was $48.0 million for the nine months ended September 24, 2011, compared to $0.7 million for the nine months ended September 25, 2010. The $47.3 million increase in net cash used in financing activities was due primarily to $10.1 million in additional Notes redeemed during the nine months ended September 24, 2011, as compared to the nine months ended September 25, 2010, as well as net repayments of $18.0 million to our revolving credit line during the nine months ended September 24, 2011, as compared to net borrowings of $28.0 million during the nine months ended September 25, 2010. These outflows were offset by borrowings of $18.8 million, net of repayments, related to our term loan entered into during February 2011.

2005 Second Priority Senior Secured Floating Rate Notes

On February 22, 2011, we completed the redemption of the remaining $55.1 million balance of our Notes using the proceeds derived from our term loan, additional borrowings from our revolving credit facility, as well as using existing cash.

2009 Revolving Credit Facility

The terms of our 2009 Revolving Credit Facility were amended in January 2011, to extend the maturity date two years, to September 2015, and allow us to borrow up to $70.0 million subject to the terms of the facility. The availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Vitamin Shoppe Industries, Inc. (“Industries”) and VS Direct Inc. (“Direct”). The obligations thereunder are secured by a security interest in substantially all of the assets of Vitamin Shoppe, Inc. (“VSI”), Industries and Direct. VSI and Direct, provided guarantees in respect of our obligations under the 2009 Revolving Credit Facility, and VSI and Industries have provided guarantees in respect of Direct’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Industries, VSI and Direct. The 2009 Revolving Credit Facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities we can enter into. The largest amount borrowed at any given point during the nine month period ended September 24, 2011 was $30.0 million. The unused available line of credit under the 2009 Revolving Credit Facility at September 24, 2011 was $63.6 million.

The borrowings under our 2009 Revolving Credit Facility accrue interest, at our option at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate. The weighted average interest rate for the 2009 revolving credit line for the nine months ended September 24, 2011, was 2.80%.

Term Loan

On January 20, 2011, we entered into a term loan to provide financing for the repurchase our outstanding Notes. The term loan matures on January 20, 2013, and is payable in quarterly installments over the two year period bearing a variable interest rate of the adjusted Eurodollar rate plus 3.75%. The obligations under the term loan are secured by a security interest in substantially all of the assets of VSI, Industries and Direct and VSI provided guarantees in respect of our obligations under the term loan, and VSI and Industries have provided guarantees in respect of Direct’s obligations under the term loan. The term loan provides for affirmative and negative covenants affecting VSI, Industries and Direct. The term loan restricts, among other things, our ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities that can be entered into. The borrowings under the term loan accrue interest, at our option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 3.75% above the adjusted Eurodollar rate. The weighted average interest rate for the nine months ended September 24, 2011 was 4.01%.

On October 25, 2011, the Company paid $18.8 million, representing the remaining principal balance and accrued interest on the term loan. The prepayment of the Company’s obligations under the term loan will result in a decrease in future interest payments of approximately $0.5 million based upon prevailing interest rates at September 24, 2011.

Contractual Obligations and Commercial Commitments

As of September 24, 2011, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Capital Lease Obligation, Including Interest	Long-Term Debt	Interest Payments (2)

Remainder of Fiscal 2011	$24,483	$20,751	$432	$3,125	$175
2012	97,715	83,884	984	12,500	347
2013	83,083	79,952	—	3,125	6
2014	70,705	70,705	—	—	—
2015	59,321	59,321	—	—	—
Thereafter	166,554	166,554	—	—	—

	$501,861	$481,167	$1,416	$18,750	$528

(1)	Store operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during the first nine months of Fiscal 2011. Operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 16.9% of our minimum lease obligations for the nine months ended September 24, 2011. In addition, not included are variable activity based fees associated with our west coast logistics facility, which were approximately $0.9 million during the nine months ended September 24, 2011.
(2)	Interest payments are based upon the prevailing interest rates at September 24, 2011. Interest payments do not include interest expense related to our revolving credit facility due to its revolving nature.

We are not party to any long-term purchase commitments. Our typical merchandise purchase orders are generally performed upon within a four week period.

We have an aggregate contingent liability of up to $2.0 million related to potential severance payments for four executives as of September 24, 2011 pursuant to their respective employment agreements.

Excluded from the above commitments is $3.7 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risks relate primarily to changes in interest rates. Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to interest rate risks. We have not used derivative financial instruments during Fiscal 2011 in connection with these market risks.

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

Item 4. Controls and Procedures

Evaluation of Disclosure and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934 (the Exchange Act”) as of September 24, 2011, pursuant to Exchange Act Rule 13a-l5. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 24, 2011 are effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control structure over financial reporting during the quarter ended September 24, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 7 in the Notes to Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 1A. Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 9, 2011 (our “2010 Form 10-K”). Except as described below, there has not been a material change to the risk factors set forth in our 2010 Form 10-K.

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

In addition, from time to time, Congress, the FDA, the FTC or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable to us or impose more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect additional governmental regulation, when and if it occurs, would have on our business in the future. Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any such developments could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations. See the section of our 2010 Form 10-K entitled “Business—Government Regulation.”

In addition, the Food Safety Modernization Act (“FSMA”) became law on December 27, 2010. Under the FSMA, the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome manufacturing requirements than those that exist for dietary supplements, which will subject suppliers of such ingredients to implementation of a hazard analysis program, more rigorous inspections and enforcement and may increase the costs of dietary ingredients. In addition, on July 5, 2011, the FDA issued draft guidance governing the notification of new dietary ingredients (“NDIs”). We believe that the draft guidance, if implemented as proposed, would have a material impact on our operations. The new FSMA requirements, as well as FDA enforcement of the NDI guidance as written, could require us to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, the detention and refusal of admission of imported products, the injunction of manufacturing of any dietary ingredients or dietary supplements until the FDA determines that such ingredients or products are in compliance, and the potential imposition of penalties for non-compliance. Each of these events would increase our liability and could have a material adverse effect on our financial condition, results of operations and cash flow.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 2011.

VITAMIN SHOPPE, INC.

By:	/s/ Anthony N. Truesdale
Anthony N. Truesdale
Chief Executive Officer

By	/s/ Brenda Galgano
Brenda Galgano
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Anthony N. Truesdale pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brenda Galgano pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer.

101.1	Interactive Data Files