Form 10-K
period 2011-12-31
Vitamin Shoppe, Inc.
filed 2012-02-28
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,230,482,277 as of June 25, 2011, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.

As of January 28, 2012, Vitamin Shoppe, Inc. had 29,216,888 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on June 7, 2012.

EX 18.1

EX 23.1

EX 31.1

EX 31.2

EX 32.1

EX 32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

Forward-Looking Statements

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Vitamin Shoppe, Inc. (formerly VS Holdings, Inc. (“VSI”)), Vitamin Shoppe Industries Inc. (“Industries”) and VS Direct Inc. (“Direct,” and, together with VSI and Industries, the “Company,” “we,” “us” or “our”) caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, new stores, working capital, liquidity, capital expenditures, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements.” You can identify these statements by forward-looking words such as “expect,” “intend,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words concerning future events. Such “forward looking statements” should, therefore, be considered in light of the factors set forth throughout this Annual Report on Form 10-K, including “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the vitamin, mineral and supplement (“VMS”) industry, continued demand from the primary markets the Company serves, the availability of raw materials, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. See “Item 1A—Risk Factors” in this annual report on Form 10-K for further discussion.

The Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

Electronic Access to Company Reports

Our investor website can be accessed at www.vitaminshoppe.com under “Investor Relations.” Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Ethics and Business Practices for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our investor website under the captions “Corporate Governance” and “SEC Filings.” Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, Vitamin Shoppe, Inc., 2101 91st Street, North Bergen, New Jersey, 07047. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

PART I

Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company,” “we,” “us” and “our” refer to Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc. References to “VMS” mean vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. References to “Fiscal” or “Fiscal Year” mean the fifty-three weeks ended December 31, 2011 for Fiscal Year 2011 and the fifty-two weeks ended December 25, 2010 and December 26, 2009 for Fiscal Year 2010 and Fiscal Year 2009, respectively.

Item 1.	Business

Overview of our Company

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market over 400 different nationally recognized brands as well as our proprietary brands, which include Vitamin Shoppe, BodyTech and True Athlete. We believe we offer the greatest variety of products among VMS retailers with approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and approximately 10,000 additional SKUs available through our internet and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or at mass merchants, such as drug stores chains and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

We sell our products through two operating segments: retail and direct. In our retail segment, we have leveraged our successful store economic model by opening a total of 232 new stores from the beginning of fiscal year 2007 through fiscal year 2011. As of January 28, 2012, we operated 533 stores in 40 states, the District of Columbia and Puerto Rico, located in high-traffic regional retail centers. In our direct segment, we sell our products directly to consumers through the internet, primarily at www.vitaminshoppe.com, and our catalog. Our websites and our catalog complement our in-store experience by extending our retail product offerings and by enabling us to access customers outside our retail markets and those who prefer to shop online.

On November 2, 2009, we completed an initial public offering (“IPO”). Prior to and in connection with the IPO, VS Parent, Inc. (our former Parent company) merged into VS Holdings, Inc., with VS Holdings, Inc. being renamed as Vitamin Shoppe, Inc. (the “Merger”). All common shares and warrants previously issued by VS Parent, Inc., were converted to common shares of Vitamin Shoppe, Inc., at approximately a 1.8611-for-one split, and all preferred shares issued by VS Parent, Inc. were converted on a one-to-one basis to preferred shares of Vitamin Shoppe, Inc. In addition, as the Merger was between entities under common control, the financial statements and financial information for 2009 and prior periods presented herein were retroactively restated to reflect the Merger as if it occurred prior to December 29, 2007.

Segment Information

We sell our products through two operating segments: retail, which is our retail store format, and direct, which consists of our internet and catalog formats.

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

Direct.  We sell our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. Our websites and our catalog complement our in-store experience by extending our retail product offerings with approximately 10,000 additional SKUs that are not available in our stores and enable us to access customers outside our retail markets and those who prefer to shop online. Catalog sales were not material in 2011, and are expected to remain immaterial in the future, as customers migrate to our website and stores. In 2011 we increased the number of active online customers, defined by shopping frequency, by approximately 179,000 to 848,000.

Industry

The VMS industry in the U.S. is highly fragmented, and based on the most current information available from the Nutrition Business Journal (“NBJ”) and public filings with the SEC, no single industry participant accounted for more than 5% of total domestic industry sales in 2010. Retailers of VMS products primarily include specialty retailers and mass merchants, such as drugstores and supermarkets. The specialty retailers typically cater to the more sophisticated VMS customer by focusing on selection and customer service, while the mass merchants generally offer a limited assortment comprised of more mainstream products with less customer care. Specialty retailers comprised the largest segment of the market in 2010, with 37% market share, according to the NBJ.

According to the NBJ, the U.S. nutritional supplements industry was a $28.1 billion retail market in 2010, and is projected to grow at an approximately 3.7% average annual growth rate through 2017. NBJ anticipates that specialty retail will remain the major market driver for supplements through 2017, and the specialty retail channel is expected to add over $2 billion in new annual sales by that time. The internet channel is expected to post the most impressive percent growth over the next several years, and NBJ forecasts 13% compound annual growth for the internet channel from 2011 to 2017. Positive industry trends include an aging U.S. population, rising healthcare costs and the increased use of preventive measures. In addition, the increased focus on diet and nutrition, along with growing fitness and wellness program participation, serves as a positive trend for the nutritional supplements industry.

Competitive Strengths

We believe we are well positioned to capitalize on the favorable VMS industry dynamics as a result of the following competitive strengths:

Extensive Product Selection, Including a Strong Assortment of Proprietary Brands.  We believe we have a complete and authoritative merchandise assortment and market one of the broadest product selections in the VMS industry, with approximately 18,000 competitively priced SKUs from a combination of over 400 different nationally recognized brands and our proprietary brands. Our proprietary brand merchandise accounted for approximately 24% of our net sales in fiscal 2011, and provides our customers the opportunity to purchase VMS products at a great value while affording us higher gross margins.

Value-Added Customer Service.  We believe we offer the highest degree of customer service, against national competitors, in the VMS retail industry, aided by the deep product knowledge of our experienced store associates. We place a strong emphasis on employee training and customer service and view our sales associates as health and wellness information stewards who educate our customers while assisting them with their product selections.

Highly Refined Real Estate Strategy.  We apply demanding criteria to our retail site selection. We locate our stores primarily in attractive stand-alone locations or endcap (corner) positions in retail centers. We believe that the location and visibility of our real estate is our single most effective and efficient customer acquisition strategy.

Attractive, Loyal Customer Base.  We have a large and growing base of loyal customers who proactively manage their long-term health and wellness through the use of supplements. Approximately 87% of net sales in fiscal 2011 were attributable to our Healthy Awards customers. Our no-fee Healthy Awards Program promotes brand loyalty among our customers and allows our customers to earn points redeemable for future purchases, approximately 75% of which are redeemed annually.

Multi-Channel Retailer.  We are a multi-channel retailer, distributing products through our retail stores, our websites and our catalog, enabling us to access customers outside our retail markets and those who prefer to shop online. This business model affords us multiple touch points with our customers, which allows us to gather data and communicate with them in person, through our call center and via the internet.

Experienced Management Team with Proven Track Record.  We have assembled a management team across a broad range of disciplines with extensive experience in building leading national specialty retailers.

Business Strategy

We intend to continue to pursue the following key strategies to drive customer traffic, grow our sales and improve profitability:

•

Store and Comparable Sales Growth—To increase sales and profitability through the maturation of the 232 stores we opened since the beginning of 2007 through Fiscal 2011. In Fiscal 2011, comparable stores sales increased by 7.4% on a 52 week basis (a store is included in the comparable store sales calculation after 410 days of operations). The increase in our store base has improved shopping convenience to our customers, and we plan to selectively open approximately 50 new stores per year over the next few years. Based on an analysis conducted by an independent third-party, the U.S. market can support up to 900 Vitamin Shoppe stores, in the current store format;

•

Increase Emphasis on our Direct Business—To increase sales of our direct business segment by enhancing the features and functionality of our websites and providing our customers with a more personalized shopping experience. We are going to continue to enhance our internet platform attributes for customer tracking and marketing ability, which allows us, among other things, to better market to our customers;

•

Enhance the Customers’ Shopping Experience—To enhance our customers’ shopping experience by continuing to offer a convenient shopping experience complimented by our knowledgeable Health Enthusiasts and access to a broad selection of products that are in-stock and priced competitively to the marketplace. We continue to expand categories complementary to our core VMS and sports nutrition products, and we will continue to strengthen our assortment by adding new products and brands in growth categories such as astaxanthin, probiotics, arginine, turmeric and natural proteins. In order to keep our assortment relevant we have added over 1,700 new items in 2011 including True Athlete which is the first complete sports nutrition line of NSF (independent, third-party organization) certified for sports products;

•

Leverage Customer Database—To utilize our extensive customer database to improve customer loyalty, facilitate direct marketing and increase cross-sell opportunities. In addition, over the past 24 months we have significantly increased the number of emails sent to our customers as well as the number of email addresses in our database, with the majority of information being obtained from our Healthy Awards information queries; and

•

Continuous Associate Education and Training—To continue to invest in associate training and provide employees with opportunities to grow within our Company. In 2011 we held our seventh product education conference, attended by our store and district managers, and a large body of our vendors. It is our current plan to continue this conference as an annual event. In addition, we continue to improve and expand our Vitamin Shoppe University, which provides the opportunity for our associates to expand their knowledge and stay current on new products and developments in our industry.

Retail Stores

We believe we operate a unique retail store format in the VMS industry by locating our retail stores in high-traffic areas, instead of a mall-based retail format similar to our competitors. Many of our stores are freestanding, which further enhance store visibility. Our retail store format has been successful in diverse geographic and demographic markets, ranging from urban locations in New York City, to suburban locations in Plantation, Florida and Manhattan Beach, California, as well as to resort locations in Hawaii. Our stores carry a broad selection of VMS products and are staffed with experienced and knowledgeable associates who are able to educate our customers about product features and assist in product selection.

Store Counts and Locations

We plan to open approximately 52 new stores in Fiscal 2012. The following table shows the change in our network of stores for the Fiscal Years 2007 through 2011:

	Fiscal Year
	2011	2010	2009	2008	2007
Store Data:
Stores open at beginning of year	484	438	401	341	306
Stores opened	48	47	39	62	36
Stores closed	(4)	(1)	(2)	(2)	(1)

Stores open at end of year	528	484	438	401	341

Our new stores typically have reached sales more consistent with our mature store base over an approximate four year time period. As a result, new stores generally have a negative impact on our overall operating margin. As our recently opened stores mature, we expect them to contribute meaningfully to our sales and store contribution. The following table reflects our store count by state, as well as the District of Columbia and Puerto Rico, at December 31, 2011:

State	Stores Open at December 31, 2011	State	Stores Open at December 31, 2011
Alabama	4	Minnesota	5
Arizona	8	Missouri	5
California	61	Nebraska	1
Colorado	8	Nevada	3
Connecticut	9	New Hampshire	3
Delaware	3	New Jersey	27
District of Columbia	1	New Mexico	3
Florida	62	New York	62
Georgia	14	North Carolina	16
Hawaii	6	Ohio	19
Iowa	3	Oregon	5
Idaho	1	Pennsylvania	17
Illinois	26	Puerto Rico	2
Indiana	9	Rhode Island	1
Kansas	2	South Carolina	8
Kentucky	4	Tennessee	8
Louisiana	3	Texas	42
Maine	1	Vermont	1
Maryland	16	Virginia	21
Massachusetts	13	Washington	8
Michigan	11	Wisconsin	6

		Total	528

As of January 28, 2012, we leased the property for all of our 533 stores. Our typical lease terms are ten years, with one or two five-year renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for our stores, 7 expire in Fiscal 2012, 58 expire in Fiscal 2013, 76 expire in Fiscal 2014, 62 expire in Fiscal 2015, 53 expire in Fiscal 2016, and the balance expire in Fiscal 2017 or thereafter.

Our primary warehouse and distribution center and corporate headquarters are consolidated into a leased, 230,000 square-foot facility. The initial lease term for the facility, which commenced in 2002, is for 15 years, with one five-year renewal option. In addition to our primary facility, we entered into an agreement with a west coast third party logistics facility during Fiscal 2010, which we began fully utilizing during the third fiscal quarter of Fiscal 2010. The agreement is for a period of three years, and supplies certain of our stores in the western United States with our most popular products. As a result of continuing and anticipated growth, we are planning to open a new distribution center in the southeastern United States in Fiscal 2013.

We believe that all of our current facilities are in good condition.

Other

We organize our products by category enabling easy comparisons between different brands within each product sub-category, including our Vitamin Shoppe, BodyTech, True Athlete and other proprietary brands. In addition, our stores are staffed with experienced and knowledgeable health enthusiasts, many of whom are regular and informed VMS consumers. Our associates are trained to educate our customers about product features and assist our customers in product selection. To further educate our customers, our stores are equipped with Aisle Seven, an independent source of health and wellness information.

Products

We are proud to offer a comprehensive selection of vitamins, minerals, herbs, homeopathic remedies, specialty supplements such as fish oil, probiotics, glucosamine and Co Q10, sports nutrition, weight management as well as natural bath and beauty, pet supplements and options for a healthy home. Our offering includes approximately 18,000 SKUs from over 400 brands. We offer products exclusive to our assortment in our Vitamin Shoppe, BodyTech, True Athlete and Optimal Pet brands which include products such as Ultimate Man, Ultimate Women, Whey Tech Pro 24 and Natural Whey Protein. We also offer a comprehensive assortment from leading national brands such as Optimum Nutrition®, USP Labs®, Garden of Life®, Cytosport®, Nature’s Way®, Solaray® and Solgar®. This extensive assortment is designed to provide our customers with a unique selection of available product in order to help them achieve their health and wellness goals. Sales of our branded product, including Vitamin Shoppe, BodyTech and True Athlete accounted for approximately 24% of our net sales in Fiscal 2011.

Key Product Categories

Based on data collected from our merchandise systems, below is a comparison of our net merchandise sales by major product category and the respective percentage of our total net merchandise sales for the periods shown (in thousands):

Product Category	Fiscal 2011 (a)		Fiscal 2010		Fiscal 2009
	Dollars	%	Dollars	%	Dollars	%
Vitamins, Minerals and Herbs	$340,773	40%	$302,568	40%	$242,210	36%
Specialty Supplements and Sports Nutrition	449,981	53%	393,349	53%	381,433	57%
Other	62,438	7%	51,130	7%	47,031	7%

Total	853,192	100%	747,047	100%	670,674	100%
Delivery Revenue	3,394		4,435		3,821

	$856,586		$751,482		$674,495

(a)	Fiscal 2011 represents a 53-week period.

Vitamins and Minerals

Vitamins and minerals are taken to maintain health, proactively to improve health and in support of specific health conditions. These products help prevent nutrient deficiencies that can occur when diet alone does not provide all the necessary vitamins and minerals our bodies need. The vitamin and mineral product category includes multi-vitamins, which many consider to be a foundation of a healthy regimen, lettered vitamins, such as Vitamin A, C, D, E, and B-complex, along with major and trace minerals such as calcium, magnesium, chromium and zinc. With over 3,000 SKUs, a wide range of potency levels and multiple delivery systems, our customers have many choices to fit their individual needs.

Herbs

Herbs offer a natural remedy and are taken to address specific conditions. Certain herbs can be taken to help support specific body systems, including ginkgo to support brain activity and milk thistle to help support liver function, as well as other less common herbs such as holy basil for stress support and blood sugar control and black cohosh for menopause support. Homeopathic remedies offer our customers the ability to address health concerns while providing the safety of having no known drug interactions or side effects. Herbal products include whole herbs, standardized extracts, herbs designed for single remedies, herb combination formulas, homeopathic remedies and teas. With approximately 5,000 SKUs, a wide range of potency levels and multiple delivery systems, our customers have many choices to fit their individual needs.

Specialty Supplements

Specialty supplements help supply higher levels of nutrients than diet alone can provide, help people stay healthy, and support specific conditions and life stages such as childhood, pregnancy, menopause and aging. Categories of specialty supplements include omega fatty acids such as fish oil, probiotics and condition specific formulas. Certain specialty supplements, such as organic greens, psyllium fiber and soy proteins, are taken for added support during various life stages and are intended to supplement vital nutrients absent in an individual’s diet. Flax seed oils and folic acid are specifically useful during pregnancy. Super antioxidants, such as coenzyme Q-10, grapeseed extract and pycnogenol, are taken to address specific conditions. High ORAC (oxygen radical absorptive capacity) fruit concentrates like gogi, mangosteen, pomegranate and blueberry are taken to supplement natural nutrients not typically available in modern diets. Other specialty supplement formulas are targeted to support specific organs, biosystems and body functions. For example, we offer Ultimate Memory Aid for brain function, Sleep Naturally for sleep support and various enzyme combinations for other support systems. We offer over 5,000 SKUs of specialty supplements.

Sports Nutrition

Our sports nutrition consumers are looking for products to help maintain or supplement a healthy lifestyle. These products are used in conjunction with cardiovascular conditioning, weight training and sports activities. Major categories in sports nutrition include protein and weight gain powders, meal replacements, nutrition bars, sport drinks and pre and post-workout supplements to either add energy or enhance recovery after exercise. Our sports nutrition products are offered in many convenient forms, such as powders, tablets, capsules, soft gels and liquids. Our sports nutrition consumers include the sports enthusiast, weekend warrior, endurance athlete, marathoner, serious bodybuilder and vegetarians and other people looking to add protein to their diets, as well as those seeking to maintain a healthy fitness level. We offer over 2,500 SKUs in sports nutrition.

Other

Our “Other” category represents all other product classifications we stock that do not fit within the previously described categories. These products include natural beauty and personal care, diet and weight management supplements, natural pet food, and low carb foods. Natural beauty and personal care products offer an alternative to traditional products that often contain synthetic and/or other ingredients that our customers find objectionable. We offer approximately 3,000 SKUs for our other category. Our customers choose these products over more traditional products because they contain organic and natural ingredients, are free of pesticides or not tested on animals and are more closely aligned with the health and wellness goals of our customers. Our wide variety of diet and weight management products range from low calorie bars, drinks and meal replacements to energy tablets, capsules and liquids. Our natural pet products include nutritionally balanced foods and snacks along with condition specific supplements such as glucosamine for joint health.

Delivery Revenue

Delivery revenue represents amounts billed to customers for shipping fees. The decrease in delivery revenue in Fiscal 2011 is primarily the result of promotional programs during Fiscal 2011.

Access to New Products

One of the many components of customer satisfaction is the introduction of new products. We identify customer and market trends by listening to our customers, store associates, vendors, contract manufacturers and market influencers. We have very active partnerships with our vendors in order to stay on top of their product offerings and to bring new products to our customers quickly. In addition, we have a knowledgeable team of people who focus on bringing new Vitamin Shoppe branded products to our offering. Each year we launch many new products to our Vitamin Shoppe brands including this year’s launch of the first complete line of natural sports nutrition product that are certified NSF for sport. We believe that this line represents the next generation of sports nutrition. Created for fitness enthusiasts who live at the intersection of performance and integrity, this line is free of banned substances and will never contain artificial colors, flavors, sweeteners or whey protein from cows that were treated with the synthetic bovine growth hormone rBGH.

Suppliers and Inventory

Optimum Nutrition is the only supplier from whom we purchased at least 5% of our merchandise during Fiscal 2011 and 2010, and Nature’s Value, Inc. was the only supplier from whom we purchased at least 5% of our merchandise during Fiscal 2009. We purchased approximately 7% and 6% of our total merchandise from Optimum Nutrition during Fiscal 2011 and 2010, respectively, and approximately 6% of our total merchandise from Nature’s Value, Inc. during Fiscal 2009.

We consider numerous factors in supplier selection, including, but not limited to, quality, price, credit terms, and product offerings. As is customary in our industry, we generally do not have long-term contracts with any supplier and most suppliers may discontinue selling to us at any time.

We strive to maintain sufficient inventory to enable us to provide a high level of service to our customers. Inventory, accounts receivable and accounts payable levels, payment terms and return policies are in accordance with standard business procedures. We maintain a distribution center which we use in conjunction with a just-in-time inventory ordering system that we use to replenish our stores based upon customer demand of a given product or products. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $160,000 at cost for each of our stores, a portion of which is vendor-financed, based upon agreed credit terms, with the remainder being purchased in cash. Thirty day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital. We believe that our buying power enables us to receive favorable pricing terms and enhances our ability to obtain high demand merchandise.

Warehouse and Distribution

Our primary distribution facility is a warehouse facility which provides operating space of approximately 180,000 square feet and gives us great control over supervision costs and distribution center related inventory levels. In addition, through a combination of improved technology, processes, controls and layout, we have greatly improved our pick accuracy rates and net inventory accuracy rates. The primary facility currently operates two shifts, seven days a week. In addition, we warehouse and distribute from a west coast third party logistics provider with operating space of approximately 20,000 square feet, which operates one shift seven days a week, to service certain of our west coast stores. As a result of continuing and anticipated growth, we are planning to open a new distribution center in the southeastern United States in Fiscal 2013.

Regulatory and Quality Control

The Food and Drug Administration (“FDA”) is the regulatory authority charged with overseeing the products marketed by us and the products found in our stores. The Federal Trade Commission (“FTC”) regulates the advertising of the products marketed by us and the products found in our stores.

Our Scientific and Regulatory Affairs (“S&RA”) department reviews all aspects of our Company’s FDA and FTC regulatory processes, ensuring compliance with regulations. We have established processes to review the underlying safety and efficacy of our Vitamin Shoppe, BodyTech, True Athlete and our other proprietary branded products. These processes include review of the ingredients’ safety information, product formulation, product form, product labeling, the efficacy and claim support for the product and any marketing materials. All consumer communications that deal with product and health issues must be approved by S&RA prior to being disseminated to the public.

We have standard procedures whereby all potential Vitamin Shoppe contract manufacturers are reviewed and approved before they can supply any of our Vitamin Shoppe, BodyTech, True Athlete and our other proprietary branded products. In addition, all potential new products are vetted and approved prior to being accepted into our branded product lines.

Our four primary suppliers for our Vitamin Shoppe, BodyTech, True Athlete and other branded products are Nature’s Value, Inc., Rasi Laboratories, Inc., Main Street Ingredients and Nutri Sport Pharmacal which together produce over half of our branded products. We have long-term relationships with these suppliers, some of which have been our suppliers for over ten years. There are numerous contract manufacturers in our industry and we do not believe it would be difficult to source our products from other vendors, should all of our four primary suppliers cease providing us with product. Our relationships with manufacturers require that all Vitamin Shoppe, BodyTech, True Athlete and other branded products not be adulterated or misbranded under any provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the regulations promulgated thereunder. This includes, but is not limited to, compliance with applicable Good Manufacturing Practices (“GMP”). This means that ingredients in our products must be tested for identity, purity, quality, strength, and composition before being incorporated into our Vitamin Shoppe, BodyTech, True Athlete and other branded products, and that our final Vitamin Shoppe, BodyTech, True Athlete and other branded products must again be tested for identity, purity, quality, strength, and composition prior to being released. All of these products require a certificate of analysis, which includes certification to 100% of label claim.

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

Healthy Awards Program

Our Healthy Awards Program, which we established over 15 years ago, encourages our customers to make repeat purchases and enables us to enhance customer loyalty. The program is open to customers across our two distribution channels and is free of charge to join. Members of the program earn one point for every dollar they spend, starting with the first purchase upon joining the program. If a member accumulates over 100 points between January 1 and December 31 in a calendar year, the member will receive a special credit certificate in January of the following year to use on any single purchase made before March 31 of that year. We enrolled approximately 1.8 million new members in Fiscal 2011. The number of active members between retail and online shoppers has grown to approximately 4.6 million as of December 31, 2011.

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

We promote our Vitamin Shoppe, BodyTech, True Athlete as well as other branded products through our retail channel by placing the products in strategic and highly visible locations in our stores. Our retail and promotional activities promote our branded products, including Vitamin Shoppe, BodyTech and True Athlete, as the “best value” brands of our in-store products.

Competition

The U.S. nutritional supplements retail industry is highly competitive and fragmented. According to the NBJ and public filings with the SEC, no single retailer accounted for more than 5% of total domestic industry sales in 2010. Competition is based primarily on quality, product assortment, price, customer service, marketing support and availability of new products. We compete with publicly and privately owned companies with broad geographical market coverage and product categories. We compete with other specialty and mass market retailers including Vitamin World®, GNC®, Whole Foods®, Costco® and Wal-Mart®, drugstore chains including Rite-Aid® and Walgreens®, internet and mail order companies including Amazon.com®, Puritan’s Pride®, Vitacost.com®, Bodybuilding.com®, Doctors Trust®, Swanson® and iHerb® in addition to a variety of independent health and vitamin stores and e-commerce outlets.

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

Trademarks and Other Intellectual Property

We believe trademark protection is particularly important to the maintenance of the recognized proprietary brand names under which we market our products. We own material trademarks or trade names that we use in conjunction with the sale of our products, including the Vitamin Shoppe, BodyTech and True Athlete brand names. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods including trademark and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. The carrying value of our trademarks, which are indefinite lived intangible assets, was $68.5 million at December 31, 2011 and $68.8 million at December 25, 2010. The Company recognized an impairment charge of $0.3 million in the fourth quarter of Fiscal 2011 related to one of its tradenames which is still in use in the Company’s operations. There have been no other impairment charges related to goodwill or other intangibles during Fiscal 2011, Fiscal 2010 and Fiscal 2009.

Sales from International Sources

For the last three years, less than 0.5% of our sales have been derived from international sources.

Employees

As of December 31, 2011, we had a total of 2,478 full-time and 1,429 part-time employees, of whom 3,381 were employed in our retail channel and 526 were employed in corporate, distribution and direct channel support functions. None of our employees belong to a union or are a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.

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

The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA established a new framework governing the composition, safety, labeling and marketing of dietary supplements. “Dietary supplements” are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. New dietary ingredients (i.e., not marketed in the U.S. prior to October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA has issued guidance regarding the content of a new dietary ingredient notification. While the guidance is not enforceable, it represents the FDA’s current point of view. Should the FDA enforce the guidance as written, it would have a negative effect on the innovation and continued marketing of dietary supplements. There is no certainty that the FDA will accept any particular evidence of safety for any new dietary ingredient. The FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients.

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

In addition, DSHEA provides that so-called “third-party literature,” e.g. a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not “promote” a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any dissemination could subject our product to regulatory action as an illegal drug. The FDA adopted final regulations regarding GMP, in manufacturing, packing, or holding dietary ingredients and dietary supplements, authorized by DSHEA on June 25, 2007. GMP regulations require dietary supplements to be prepared, packaged and held in compliance with strict rules, and require quality control provisions similar to those in the GMP regulations for drugs. The FDA could inspect one of our facilities or those of one of our contract manufacturers and determine that the facility was not in compliance with these regulations, and cause affected products made or held in the facility to be subject to FDA enforcement actions.

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

Legislation could be passed which would impose substantial new regulatory requirements for dietary supplements. Such potential legislation could impose new requirements which could raise our costs and hinder our business.

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

We are highly dependent upon consumer perception regarding the safety and quality of our products, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by adverse publicity in the form of published scientific research, national media attention or other publicity, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, or questions the benefits of our or similar products or that claims that any such products are ineffective. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular products and may not be consistent with earlier favorable research or publicity. Such research or publicity could have a material adverse effect on our ability to generate sales. For example, in 2003, sales of some of our products, such as those containing ephedra, were initially strong, but decreased as a result of negative publicity and an ultimate ban by the FDA. As a result of the above factors, our operations may fluctuate significantly from quarter-to-quarter and year-to-year.

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

As a retailer and direct marketer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury or include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. Most of our products are vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. While we attempt to manage these risks by obtaining indemnification agreements and insurance, our insurance policies may not be sufficient or available and/or third parties may not satisfy their commitments to us. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our financial performance. See “Item 3—Legal Proceedings.”

We may not be able to obtain insurance coverage in the future at current rates.

Our current insurance program is consistent with both our past level of coverage and our risk management policies. While we believe we will be able to obtain liability insurance in the future, because of increased selectivity by insurance providers we may only be able to obtain such insurance at increased rates and/or with reduced coverage levels which could reduce our income from operations.

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

In addition, from time to time, Congress, the FDA, the FTC or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable to us or impose more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect additional governmental regulation, when and if it occurs, would have on our business in the future. Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any such developments could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations. See “Business—Government Regulation.”

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

We rely on contract manufacturers to produce the Vitamin Shoppe, BodyTech, True Athlete and other proprietary branded products we sell. Disruptions in our contract manufacturers’ systems or losses of manufacturing certifications could adversely affect our sales and customer relationships.

Our contract manufacturers produce 100% of our Vitamin Shoppe, BodyTech, True Athlete and other proprietary branded products. Any significant disruption in those operations for any reason, such as regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or threats of terrorism could adversely affect our sales and customer relationships.

Increase in the price and shortage of supply of key raw materials could adversely affect our business.

Our products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices our contract manufacturers and third party manufacturers charge us for our Vitamin Shoppe, BodyTech, True Athlete and other proprietary branded products and third party products. Raw material prices may increase in the future and we may not be able to pass on such increases to our customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In addition, if we no longer are able to obtain products from one or more of our suppliers on terms reasonable to us or at all, our revenues could suffer. We purchased over 10% of our Vitamin Shoppe, BodyTech, True Athlete and other proprietary branded products from Nature’s Value, Inc. Events such as the threat of terrorist attacks or war, or the perceived threat thereof, may also have a significant impact on raw material prices and transportation costs for our products. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products, may have an adverse impact on our supplier’s ability to provide us with the necessary products needed to maintain our customer relationships and an adequate level of sales.

We rely primarily on a single warehouse and distribution facility to distribute most of the products we sell. Disruptions to our warehouse and distribution facility could adversely affect our business.

Our primary warehouse and distribution operations are currently concentrated in a single location adjacent to our corporate headquarters in New Jersey. Although we have added a west coast distribution logistics solution to our operations during 2010 to service certain of our west coast stores, any significant disruption to our primary distribution center operations for any reason, such as a flood, fire or hurricane, could adversely affect our product distributions and sales until such time as we are able to secure an alternative distribution method. As a result of continuing and anticipated growth, the Company is planning to open a new distribution center in the southeastern United States in Fiscal 2013.

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

Since the beginning of 2007, we have aggressively pursued new store growth by opening 232 new stores through Fiscal 2011 in existing and new markets. Historically, our new stores have reached sales that are consistent with our mature stores over the course of an approximate four year time period. New stores opened since the beginning of 2007, or any new stores to be opened in the future, may not achieve sales and operating levels consistent with our mature store base in this time frame or at all. The failure of our new store base to achieve sales and operating levels consistent with our mature store base on a timely basis will have an adverse effect on our financial condition and operating results. As of January 28, 2012, we leased 533 stores along with our corporate headquarters and distribution facility. The store leases are generally for a term of ten years and we have options to extend most leases for a minimum of five years. Our business, financial condition, and operating results could be adversely affected if we are unable to continue to negotiate acceptable lease and renewal terms.

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

The U.S. nutritional supplements retail industry is a large and highly fragmented industry. In 2010, no single industry participant accounted for more than 5% of total domestic industry sales. We compete primarily against other specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations and mail order companies. This market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. As certain products become more mainstream, we experience increased competition for those products. For example, as the trend in favor of low carb products developed, we experienced increased competition for our low carb products from supermarkets, drug stores, mass merchants and other food companies. Increased competition from companies that distribute through retail, internet or wholesale channels could have a material adverse effect on our financial condition and results of operations. Certain of our competitors may have significantly greater financial, technical and marketing resources than we do. In addition, our competitors may be more effective and efficient in introducing new products. We may not be able to compete effectively, and any of the factors listed above may cause price reductions, reduced margins and losses of our market share.

The loss of key management could negatively affect our business.

Our success is largely dependent on the efforts and abilities of our senior executive group and key personnel. The loss of the services of one or more of our key executives or personnel, or the increased demands placed on our key executives and personnel by our continued growth, could adversely impact our financial performance and our ability to execute our strategies. Our continued success also is dependent upon our ability to attract and retain qualified team members to meet our future growth needs. We may not be able to attract and retain necessary team members to operate our business.

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

Changes in accounting standards and estimates could materially impact our results of operations.

Generally accepted accounting principles and the related authoritative guidance, for many aspects of our business, including revenue recognition, inventories, goodwill and intangible assets, leases, income taxes and stock-based compensation are complex and involve subjective judgments. Changes in these rules or changes in the underlying estimates, assumptions or judgments by our management could have a material impact on our results of operations. For example, proposed authoritative guidance for lease accounting, once finalized and enacted, may have a material impact on our results of operations and financial position.

Disruptions in our information systems could harm our ability to run our business.

We rely extensively on information systems for point-of-sale processing in our stores, our e-commerce business, supply chain, financial reporting, human resources and various other processes and transactions. Our information systems, including those provided and maintained by third-party service providers are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses and security breaches that could result in the compromise of confidential company data. If our systems are damaged, breached or cease to function properly, we may suffer interruptions in our operations, and may incur significant costs to fix or replace them. Any material interruption in our information systems may have a material adverse effect on our business or results of operations.

If we fail to protect the integrity and security of customer and associate information, we could be exposed to litigation and our business could be adversely impacted.

We routinely possess sensitive customer and associate information and, while we have taken reasonable and appropriate steps to protect that information, if our security procedures and controls were compromised, it could harm our business, reputation, operating results and financial condition and may increase the costs we incur to protect against such information security breaches.

Potential reliance on future indebtedness could adversely affect our financial health.

Potential reliance on future indebtedness could have important consequences on our operations. For example, it could:

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

Legislation regarding healthcare may adversely impact our results of operations.

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

As of January 28, 2012, there were 533 retail stores open in the United States. See “Item 1—Business—Store Counts and Locations” for additional information on the growth in our network of stores for Fiscal 2007 through 2011 and the location of our stores as of December 31, 2011. As of January 28, 2012, we leased the property for all of our 533 stores. We do not believe that any individual store property is material to our financial condition or results of operation. Of the leases for our stores, 7 expire in Fiscal 2012, 58 expire in Fiscal 2013, 76 expire in Fiscal 2014, 62 expire in Fiscal 2015, 53 expire in Fiscal 2016, and the balance expire in Fiscal 2017 or thereafter. We have options to extend most of these leases for a minimum of five years.

Our corporate offices, along with our primary warehouse and distribution center, are housed in one facility. The initial lease term for the facility, entered into in Fiscal 2002, was for 15 years, with one five-year renewal option. In addition to our primary distribution facility, we entered into an agreement with a west coast third party logistic solution facility for a period of three years, which we began using in our operations in the third fiscal quarter of 2010. As a result of continuing and anticipated growth, we are planning to open a new distribution center in the southeastern United States in Fiscal 2013.

We believe that all of our current facilities are in good condition.

Item 3.	Legal Proceedings

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., (“Proposition 65”) require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. The Company has withdrawn certain named products from the California market and has provided warnings with respect to other products still available in California pending discussions with the public prosecutors. The Napa County District Attorney has expressed concerns on several occasions as to the method of warning employed by the Company and the completeness of its implementation. The Company has revised its warnings and reviewed its procedures for implementing warnings. The Company has responded to numerous requests for information and has met in person with representatives of the Napa County District Attorney and the California Attorney General to attempt to resolve this matter. As of December 31, 2011, the Company cannot predict the likely outcome of this matter or estimate the amount or range of loss or possible loss that may arise from it.

The People of the State of California v. 21st Century Healthcare, Inc. On October 22, 2008, a private enforcer named Vicky Hamilton sent over 70 manufacturers and retailers of multivitamin products, including the Company, various Sixty-Day Notices of Violation of Proposition 65, Cal. Health & Safety Code section 25249.5 et seq. alleging that certain products contain lead and lead compounds and were sold in California without a Proposition 65 warning threatening litigation pertaining to two of the Company’s multivitamin products. On December 23, 2008, the California Attorney General and nine California District Attorneys filed a complaint on behalf of the People of the State of California against a number of companies who received notices of violation from Ms. Hamilton, including the Company in Alameda County Superior Court. The action alleges violations of both Proposition 65 and the UCL and supplants the litigation Ms. Hamilton sought to bring against the Company on the claims stated in her Notice of Violation. Penalties under Proposition 65 may be assessed at the maximum rate of $2,500 per violation per day. Penalties under the UCL may be assessed at the same rate and are cumulative to those available under Proposition 65. Injunctive relief and attorneys fees are also available. The Company is investigating the claims in the action and has been discussing them with the California Attorney General and District Attorneys. As of December 31, 2011, the Company cannot predict the likely outcome of this matter or estimate the amount or range of loss or possible loss that may arise from it.

J.C. Romero v. ErgoPharm Inc., Proviant Technologies Inc., VS Holdings Inc, d/b/a Vitamin Shoppe, and General Nutrition Centers Inc. On April 27, 2009, plaintiff, a professional baseball player, filed a complaint against us, among others, in Superior Court of New Jersey (Law Division/Camden County). Plaintiff alleges that he purchased from one of our stores and consumed 6-OXO Extreme, which was manufactured by a third party, and in August 2008, allegedly tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages, including lost income during the suspension. In December, 2011, the Company participated in mediation, resolving and terminating the proceeding. The Company denied liability, and the amount paid in January 2012 by the Company in settlement was not material to the Company’s operations or cash flows.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of December 31, 2011, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Item 4.	(Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since October 28, 2009 our common stock has been traded on the New York Stock Exchange (“NYSE”) under the trading symbol “VSI”. At December 31, 2011, there were 29,216,888 common shares outstanding, and the closing sale price of our common stock was $39.88. Also as of that date, we had approximately 140 common shareholders of record. The table below sets forth the high and low closing sale prices of our common stock for the periods indicated:

Fiscal period	High	Low
2011 Quarter ended:
March	$35.30	$30.79
June	45.48	33.53
September	47.92	38.41
December	41.46	35.24

2010 Quarter ended:
March	$23.65	$19.55
June	27.88	21.12
September	27.49	23.39
December	34.07	27.08

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on the Company’s common stock with the Russell 2000 Index (RUT), S&P Retail Index (RLX) and the NYSE Composite Index (NYA) for the period covering the Company’s initial public offering on October 28, 2009 through December 31, 2011. The graph assumes an investment of $100 made at the closing of trading on October 28, 2009, in (i) The Company’s common stock, (ii) the stocks comprising the RUT, (iii) the stocks comprising the RLX and (iv) the stocks comprising the NYA. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Item 6.	Selected Financial Data

We have derived the selected financial data presented below from our consolidated financial statements for the Fiscal Years ended December 31, 2011, December 25, 2010, December 26, 2009, December 27, 2008, and December 29, 2007. Financial results for the Fiscal Year ended December 31, 2011 are based on a 53-week period, unless otherwise stated. Financial results for the Fiscal Years ended December 25, 2010, December 26, 2009, December 27, 2008, and December 29, 2007 are based on a 52-week period. The selected financial information for the Fiscal Years ended December 31, 2011, December 25, 2010 and December 26, 2009 presented below, should be read in conjunction with such consolidated financial statements and notes included herein and in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result of the Merger discussed in Item 1- Business, amounts for fiscal years 2007 and 2008 have been retroactively adjusted to reflect the Merger as if it occurred prior to fiscal year 2007.

	Fiscal Year Ended
	December 31,	December 25,	December 26,	December 27,	December 29,
	2011	2010	2009	2008	2007
	(data presented in thousands, except for share and per share data and number of stores)
Statement of Operations Data:
Net sales	$856,586	$751,482	$674,495	$601,540	$537,872
Cost of goods sold	563,627	501,948	457,573	405,659	360,346

Gross profit	292,959	249,534	216,922	195,881	177,526
Selling, general and administrative expenses	216,125	189,872	173,144	158,713	143,544
Related party expenses	—	—	2,446	1,523	1,365

Income from operations	76,834	59,662	41,332	35,645	32,617
Loss on extinguishment of debt and other (1)	635	1,349	2,016	—	—
Interest expense, net	2,325	9,517	18,636	21,137	22,045

Income before provision for income taxes	73,874	48,796	20,680	14,508	10,572
Provision for income taxes	29,010	19,550	8,014	6,341	3,792

Net income	44,864	29,246	12,666	8,167	6,780
Preferred stock dividends in arrears (2)	—	—	7,692	9,279	9,105

Net income (loss) available to common stockholders	$44,864	$29,246	$4,974	$(1,112)	$(2,325)

Weighted average shares outstanding (2):
Basic	28,802,103	27,390,419	16,238,338	14,175,906	14,175,906
Diluted	29,556,024	28,338,788	17,748,371	14,175,906	14,175,906

Net income (loss) per share:
Basic	$1.56	$1.07	$0.31	$(0.08)	$(0.16)
Diluted	$1.52	$1.03	$0.28	$(0.08)	$(0.16)

Other Financial Data:
Depreciation and amortization of fixed and intangible assets	$20,300	$21,112	$21,095	$17,483	$14,882

Operating Data:
Number of stores at end of period	528	484	438	401	341
Net sales per store (3)	$1,451	$1,380	$1,361	$1,303	$1,355
Comparable store sales growth (4)	7.4%	7.1%	5.2%	6.2%	6.2%

Balance Sheet Data:
Working capital	$69,343	$75,959	$50,416	$52,285	$51,175
Total assets	490,605	485,717	469,257	463,705	428,330
Total debt, including capital lease obligations	956	75,794	123,946	186,382	165,000
Stockholders’ equity	355,803	297,696	234,351	168,483	159,789

(1)	For Fiscal 2011, loss on extinguishment of debt includes $0.6 million for the write-off of unamortized deferred financing fees related to the repurchase of the remaining portion of our floating rate notes in February 2011 and $0.1 million for the write-off of unamortized deferred financing fees related to the early termination of our term loan in October 2011. For Fiscal 2010, loss on extinguishment of debt includes the write-off of deferred financing fees and a portion of the unrecognized loss on our terminated interest rate swap of $0.9 million and $0.4 million, respectively, related to the repurchase of a portion of our floating rate notes during Fiscal 2010. For Fiscal 2009, loss on extinguishment of debt includes $0.4 million for the premium on the repurchase of a portion of floating rate notes, along with the write-off of the related portions of deferred financing fees and a portion of the unrecognized loss of our terminated interest rate swap of $0.7 million and $0.6 million, respectively, as well as a $0.3 million write-off of deferred financing fees related to the repayment of our former revolving credit facility which was terminated in September 2009.
(2)	Preferred dividends in arrears are restated for periods prior to December 27, 2009 as a result of the Merger as described in Item 1. In addition, shares presented prior to December 27, 2009 take into effect the approximately 1.8611-for-one split which resulted from the Merger.
(3)	Net sales per store are calculated by dividing retail net sales by the number of stores open at the end of the period.
(4)	A store is included in comparable store sales after 410 days of operation. For Fiscal 2011, comparable store sales growth is based on a 52-week period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K. The discussion in this section contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “intend,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, liquidity, capital expenditures, new stores, additional financings or borrowings and additional losses and are subject to risks and uncertainties including those discussed below and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A – Risk Factors.”

References to “Fiscal” or “Fiscal Year” mean the fifty-three weeks ended December 31, 2011 for Fiscal Year 2011 and the fifty-two weeks ended December 25, 2010 and December 26, 2009 for Fiscal Year 2010 and Fiscal Year 2009, respectively.

Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market over 400 different nationally recognized brands as well as our proprietary brands, which include Vitamin Shoppe, BodyTech and True Athlete. We believe we offer the greatest variety of products among VMS retailers with approximately 8,000 SKUs offered in our typical store and approximately 10,000 additional SKUs available through our internet and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or mass merchants, such as drug stores chains and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

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

Trends and Other Factors Affecting Our Business

Our performance is affected by trends that affect the VMS industry, including demographic, health and lifestyle preferences. Changes in these trends and other factors, which we may not foresee, may also impact our business. For example, our industry is subject to potential regulatory actions, such as the ban on ephedra which occurred during 2003, and other legal matters that affect the viability of a given product. Variable consumer trends, such as those described in the following paragraph, as well as the overall impact on consumer spending, which may be impacted heavily by current economic conditions, can dramatically affect purchasing patterns. Our business allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives. We will continue to diversify our product lines to offer items less susceptible to the effects of economic conditions.

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

We believe that the aging of the U.S. population provides us with an area of opportunity. The U.S. Census Bureau reports that the number of individuals in the 45 and over age group is expected to increase to 138 million people in 2020 from 121 million people in 2010, representing approximately 1.6 times the overall population growth rate. Moreover, it is estimated that by 2030 the 65 or older group will comprise 20% of the population. We tend to see that as people age they take on a more active role in maintaining or improving their health. As the portion of population over age 45 increases, we believe that we will have an increasing opportunity to drive sales.

We believe that as the costs of healthcare continue to increase, lower-cost alternatives to prescription drugs and preventative supplementation will continue to be an option for the American consumer. According to the Center for Medicare and Medicaid Services, medical spending as a percentage of GDP was 17.6% in 2009, and is projected to reach 20% of GDP by 2020. As an increasing number of the population seeks to avoid costly medical issues and focuses on prevention through diet, supplementation and exercise, we expect the demand in this market segment to provide us with continued opportunities.

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2007, we have opened 237 stores and operate 533 stores located in 40 states, the District of Columbia and Puerto Rico as of January 28, 2012.

Our stores typically require approximately four years to mature generating lower store level sales in the initial years than our mature stores.

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

Revenue Recognition.   We recognize revenue upon sale of our products when merchandise is sold “at point of sale” in retail stores or upon delivery to a direct customer, net of sales returns. In addition, we classify amounts billed to customers that represent shipping fees as sales. To arrive at net sales, gross sales are reduced by deferred sales, actual customer returns, and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The net amounts reserved for sales returns were $0.1 million at both December 31, 2011 and December 25, 2010. Sales taxes collected from customers are presented on a net basis and as such are excluded from revenue.

Inventories.   Inventories are stated at the lower of cost or market value. Cost is determined using the moving weighted average method. As applied to inventories, cost means in principle the sum of the applicable expenditures and charges directly or indirectly incurred in bringing the product to its existing condition and location. Finished goods inventory includes costs on freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and distribution facility, including payroll which are capitalized into inventory and then expensed as merchandise is sold. In addition, the cost of inventory is reduced by purchase discounts and allowances received from certain of our vendors. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We regularly review our inventory, including when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. These estimates require us to make assessments about the future demand for our products in order to categorize the status of such inventory items as slow moving, expiring, obsolete or in excess of need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends and competition. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation and rapid changes in demand for new and improved products or services. Obsolescence reserves were $1.8 million at both December 31, 2011 and December 25, 2010.

Long-Lived Assets.   We evaluate long-lived assets, including fixed assets and intangible assets with finite useful lives, periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of our estimated undiscounted future cash flows is less than the asset’s carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future sales and expense growth rates, devaluation and inflation. As such, these estimates may differ from actual cash flows. The Company recognized impairment charges of $0.9 million during Fiscal 2011 on fixed assets related to three of its underperforming retail locations still in use in the Company’s operations. During Fiscal 2010 the Company recognized an impairment charge of $1.3 million on fixed assets related to three underperforming retail locations, two of which are still in use in the Company’s operations. Impairment charges are included in selling, general and administrative expenses in the consolidated statements of operations. There were no charges related to the impairment of fixed assets during Fiscal 2009.

Goodwill and Other Intangible Assets.   On an annual basis, or whenever impairment indicators exist, we perform an evaluation of goodwill and indefinite lived intangible assets. In the absence of any impairment indicators, goodwill and other indefinite lived intangible assets are tested in the fourth quarter of each fiscal year. With regards to goodwill, our tests are based on our two reporting units, and utilize the discounted cash flow method, based on our current operating projections, as well as the market multiples method. For tradenames, we utilize the royalty relief method. For those intangible assets which have definite lives, we amortize their cost on a straight-line basis over their estimated useful lives, the periods of which vary based on their particular contractual terms. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause us to conclude that impairment indicators exist, and therefore that goodwill and other intangible assets are impaired.

Our impairment test involves calculating the fair value of both our reporting units (our segments) using the discounted cash flow method along with the market multiples method which is used for additional validation of the value calculated. The use of the discounted cash flow valuation method requires us to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. It is our policy to conduct goodwill impairment testing from information based on our most current business projections, which include projected future revenues and cash flows. The cash flows utilized in the discounted cash flow analysis are based on five-year financial forecasts developed internally by our management. Cash flows for each unit are discounted using an internally derived weighted average cost of capital which reflects the costs of borrowing for the funding of each unit as well as the risk associated with the units themselves and the industry they perform in. We also conduct the test using a 10% decrease in our revenue projections as an additional sensitivity test to ensure the reporting unit’s fair value is greater than its carrying value even in a less favorable environment. If the carrying amount of a reporting unit exceeds its fair value, we would compare the implied fair value of the reporting unit goodwill with its carrying value. To compute the implied fair value of goodwill, we would assign the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying value of the reporting unit goodwill exceeded the implied fair value of the reporting unit goodwill, we would record an impairment loss to write down such goodwill to its implied fair value. The valuation of goodwill and indefinite-lived intangible assets is affected by, among other things, our business plan for the future and estimated results of future operations. Changes in the business plan or operating results that are different than the estimates used to develop the valuation of the assets may impact their valuation.

We have tested our goodwill and indefinite-lived intangibles for impairment in the fourth quarter of each fiscal year presented. The Company recognized an impairment charge of $0.3 million in the fourth quarter of Fiscal 2011 related to one of its tradenames which is still in use in the Company’s operations. There have been no other impairment charges related to goodwill or other intangibles during Fiscal 2011, Fiscal 2010 and Fiscal 2009.

Deferred Sales.   Deferred sales primarily consists of the liability pertaining to our frequent buyer program. Our frequent buyer program allows customers to earn points toward free merchandise based on the volume of purchases. Points are earned each year under our frequent buyer program and are redeemable within the first three months of the following year or they expire. We defer sales as points are earned, based on historical redemption data as well as marketing data within the current period, and record a liability for points earned based on the value of points that are expected to be redeemed. Net increases to deferred sales were $2.9 million, $1.5 million and $1.3 million for the years ended December 31, 2011, December 25, 2010 and December 26, 2009, respectively. The balance for the deferred sales liability was $18.9 million and $15.9 million at December 31, 2011 and December 25, 2010, respectively.

Stock-Based Compensation.   We account for our stock-based compensation based on fair value recognition requirements, as defined by accounting principles generally accepted in the United States of America. Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period, net of anticipated forfeitures. With the exception of restricted shares, determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected volatility is derived from the average volatility of similar actively traded companies over our expected holding periods. Generally, the expected holding period of non performance based options is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in a holding period of 6.25 years. Certain limited grants have contractual terms of 7.5 years, and/or shorter vesting periods and as such have calculated holding periods of 4 to 5 years. Our performance based grants generally vest annually over four years depending on a particular year’s attainment of certain internal financial performance metrics. For accounting purposes, performance based grants are measured, and expense is calculated and recorded, subsequent to the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. The target metrics underlying the vesting of performance based options are established each year. The vesting requirements for performance-based options permit a catch-up of vesting should the target not be achieved in a calendar year but achieved in a subsequent calendar year, over the four year vesting period. Accordingly, the holding period for performance based options is calculated using the vesting term of 1 year and the remainder of the contractual term of 10 years, depending on which year of the four year grant is currently vesting; e.g. 25% of the grant vesting in year two of the grant would have a holding period calculated using 1 year and the remaining 9 years of the contractual term. The simplified method was chosen as a means to determine the Company’s holding period as prior to November 2009 there was no historical option exercise experience due to the Company being privately held. As of December 31, 2011, there is insufficient information for purposes of determining a Company specific holding period due to the Company being a relatively new publicly owned company. The risk-free interest rate is derived from the average yields of zero-coupon U.S. Treasury Strips for the expected holding period of each of the Company’s stock option grants. Compensation expense resulting from the granting of restricted shares is based on the grant date fair value of those common shares and is recognized generally over the four year vesting period. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Similar to stock options, our Employee Stock Purchase Plan (“ESPP”) is accounted for based on fair value recognition requirements. ESPP participation occurs each calendar quarter (the “Participation Period”) and the expense of which is subject to employee participation in the plan. Under the ESPP, participating employees are allowed to purchase shares at 85% of the lower of the market price of the Company’s common stock at either the first or last trading day of the Participation Period. Compensation expense related to the ESPP is based on the estimated fair value of the discount and purchase price offered on the estimated shares to be purchased under the ESPP. Expense is calculated quarterly, based on the employee contributions made over the three month Participation Period, using volatility and risk free rates applicable to that three month period.

Amounts charged to expense were $5.2 million, $4.1 million and $3.0 million for stock-based compensation for Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively. The weighted average grant date fair value of stock options granted during Fiscal 2011, Fiscal 2010, and Fiscal 2009 was $17.56, $11.91, and $7.70, respectively.

Income Taxes.  Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realization of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

We account for our tax positions based on the provisions of the accounting literature related to accounting for uncertainty in income tax positions. Such literature provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For tax positions that are not more likely than not sustainable upon audit, we recognize the largest amount of the benefit that is more likely than not to be sustained. We make estimates of the potential liability based on our assessment of all potential tax exposures. In addition, we use factors such as applicable tax laws and regulations, current information and past experience with similar issues to make these adjustments. The tax positions are analyzed regularly and adjustments are made as events occur that warrant adjustments for those positions. We record interest expense and penalties payable to relevant tax authorities as income tax expense. See Note 8 to our consolidated financial statements for more information on income taxes.

General Definitions for Operating Results

Net Sales consist of sales, net of sales returns, deferred sales and a provision for estimated future returns from comparable stores and non comparable stores, as well as sales made directly to our internet and catalog customers. A store is included in comparable store sales after 410 days of operation.

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

Interest expense, net includes interest on our term loan, interest on our revolving credit facility, interest on our second priority senior secured floating rate notes (the “Notes”) along with interest on our swap and the amortization of the unrealized loss portion of our swap, letters of credit fees, interest on our capital leases, as well as amortization of financing costs, offset with interest income earned from highly liquid investments (investments purchased with an original maturity of three months or less).

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2011	2010	2009
Net sales	$856,586	$751,482	$674,495
Increase in comparable store net sales (a)	7.4%	7.1%	5.2%
Gross profit as a percent of net sales	34.2%	33.2%	32.2%
Income from operations	$76,834	$59,662	$41,332

(a)	For Fiscal 2011, comparable store net sales growth is based on a 52-week period.

The following table shows the growth in our network of stores for Fiscal 2011, 2010 and 2009:

	Fiscal Year
	2011	2010	2009
Stores open at beginning of year	484	438	401
Stores opened	48	47	39
Stores closed	(4)	(1)	(2)

Stores open at end of year	528	484	438

Results of Operations

The information presented below is for the Fiscal years ended December 31, 2011, December 25, 2010, and December 26, 2009 and was derived from our audited consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the Fiscal years ended December 31, 2011, December 25, 2010, and December 26, 2009 as a percentage of net sales:

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.8%	66.8%	67.8%

Gross profit	34.2%	33.2%	32.2%
Selling, general and administrative expenses	25.2%	25.3%	25.7%
Related party expenses	0.0%	0.0%	0.4%

Income from operations	9.0%	7.9%	6.1%
Loss on extinguishment of debt	0.1%	0.2%	0.3%
Interest expense, net	0.3%	1.2%	2.7%

Income before provision for income taxes	8.6%	6.5%	3.1%
Provision for income taxes	3.4%	2.6%	1.2%

Net income	5.2%	3.9%	1.9%

Figures may not sum due to rounding.

The results of operations presented for the year ended December 31, 2011 are based on a 53-week period (“Fiscal 2011”). The results of operations presented for the years ended December 25, 2010 and December 26, 2009 are each based on a 52-week period (“Fiscal 2010” and “Fiscal 2009”).

Comparison of Fiscal 2011 with Fiscal 2010

Net Sales

Net sales increased $105.1 million, or 14.0%, to $856.6 million for Fiscal 2011 compared to $751.5 million for Fiscal 2010. The increase was primarily the result of an increase in our comparable store sales, new sales from our non-comparable stores, an increase in our direct sales and net sales of $15.6 million for the 53rd week.

Retail

Net sales from our retail stores increased $97.9 million, or 14.7%, to $765.9 million for Fiscal 2011 compared to $668.0 million for Fiscal 2010. We operated 528 stores as of December 31, 2011 compared to 484 stores as of December 25, 2010. Based on a 52-week period, store sales increased due to non-comparable store sales increases of $34.5 million and an increase in comparable store sales of $49.1 million, or 7.4%. The increase in comparable store sales was primarily due to an increase in customer count. Based on a 52-week period, sales increased primarily in the categories of specialty supplements and sports nutrition, which increased $51.2 million and vitamins, minerals and herbs, which increased $30.6 million. The sports nutrition category continues to be among our fastest growing categories. We expect this trend to continue based on the continued strength in sales and the growth of the fitness-conscious market.

Direct

Net sales to our direct customers increased $7.2 million, or 8.6%, to $90.7 million for Fiscal 2011 compared to $83.5 million for Fiscal 2010. Based on a 52-week period, the increase in our direct sales was due to an increase in our on-line sales of 11.3% which was offset in part by a decrease in our catalog sales. The increase in internet sales was largely due to increased efficiency in customer acquisition and retention marketing programs. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $61.7 million, or 12.3%, to $563.6 million for Fiscal 2011 compared to $501.9 million for Fiscal 2010. The dollar increase was primarily due to an increase in sales, as well as an increase in occupancy costs for the year ended December 31, 2011, as compared to the year ended December 25, 2010. Cost of goods sold as a percentage of net sales decreased to 65.8% for the year ended December 31, 2011, compared to 66.8% for the year ended December 25, 2010. The decrease of cost of goods sold as a percentage of net sales was primarily due to a decrease in occupancy costs of 0.5% as a percentage of net sales and decreases in product costs of approximately 0.4% as a percentage of net sales. The decrease in occupancy costs as a percentage of sales reflects the maturation of our newer stores as the increase in comparable store sales more than offsets the increase in our store occupancy costs as well as the benefit of the 53rd week, as rent is charged monthly. The decrease in product costs as a percentage of net sales was due to a combination of favorable product mix and improved inventory management during the fiscal year ended December 31, 2011, as compared to the fiscal year ended December 25, 2010.

Gross Profit

As a result of the foregoing, gross profit increased $43.4 million, or 17.4%, to $293.0 million for Fiscal 2011 compared to $249.5 million for Fiscal 2010. Gross profit as a percentage of sales increased to 34.2% for Fiscal 2011 compared to 33.2% for Fiscal 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $26.3 million, or 13.8%, to $216.1 million during Fiscal 2011, compared to $189.9 million during Fiscal 2010. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for Fiscal 2011 decreased to 25.2% compared to 25.3% for Fiscal 2010.

Operating payroll and related benefits increased $10.3 million, or 13.9%, to $84.2 million for Fiscal 2011 compared to $73.9 million for Fiscal 2010. Operating payroll and related benefits expenses as a percentage of net sales remained constant at 9.8% for Fiscal 2011 and Fiscal 2010.

Advertising and promotion expenses decreased $0.4 million, or 3.0%, to $12.6 million for Fiscal 2011 compared to $13.0 million for Fiscal 2010. Advertising and promotion expenses as a percentage of net sales decreased to 1.5% during Fiscal 2011 compared to 1.7% during Fiscal 2010 as a result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales during Fiscal 2011 as compared to Fiscal 2010.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $16.3 million, or 15.9%, to $119.3 million in Fiscal 2011 compared to $103.0 million for Fiscal 2010. The dollar increase in other selling, general and administrative expenses was primarily due to increases in the following expenses: corporate payroll expenses of $6.3 million, credit card fees of $1.3 million and stock based compensation expense of $1.1 million. In addition, during Fiscal 2011, we recorded a $3.7 million charge for non-income based tax exposures, relating to the past five fiscal years, due to undertaking a more thorough review for such exposures during the first fiscal quarter of 2011. The charge represented our best estimate of the exposure relating to such taxes. Other selling, general and administrative expenses as a percentage of net sales increased to 13.9% for Fiscal 2011 compared to 13.7% for Fiscal 2010. The increase as a percentage of sales was largely the result of the charge for non-income based taxes, which were approximately 0.4% as a percentage of net sales in Fiscal 2011 as compared to Fiscal 2010.

Income from Operations

As a result of the foregoing, income from operations increased $17.2 million, or 28.8%, to $76.8 million for Fiscal 2011 compared to $59.7 million for Fiscal 2010. Income from operations as a percentage of net sales increased to 9.0% during Fiscal 2011 as compared to 7.9% during Fiscal 2010. The inclusion of the 53rd week in Fiscal 2011 resulted in incremental income from operations of approximately $3.5 million.

Retail

Income from operations for the retail segment increased $28.7 million, or 24.3%, to $147.0 million for Fiscal 2011 compared to $118.3 million for Fiscal 2010. Income from operations as a percentage of net sales for the retail segment increased to 19.2% for Fiscal 2011 compared to 17.7% for Fiscal 2010. The increase as a percentage of net sales was primarily due to decrease in occupancy costs of 0.6% as a percentage of net sales, decreases in product costs of 0.5% as a percentage of net sales, as well as a decrease in general administrative expenses of 0.4% as a percentage of net sales. The decrease in occupancy costs as a percentage of net sales reflects the maturation of our newer stores as the increase in comparable sales more than offsets the increase in our store occupancy costs. The decrease in product costs as a percentage of net sales was due primarily to more effective promotional spending in Fiscal 2011 as compared to Fiscal 2010. The decrease in general administrative expenses as a percentage of net sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for Fiscal 2011 as compared to Fiscal 2010.

Direct

Income from operations for the direct segment increased $1.8 million, or 12.4%, to $16.7 million for Fiscal 2011 compared to $14.9 million for Fiscal 2010. Income from operations as a percentage of net sales for the direct segment increased to 18.4% for Fiscal 2011 compared to 17.8% for Fiscal 2010. This increase in income from operations for the direct segment as a percentage of sales was primarily due to an increase in promotional effectiveness during Fiscal 2011 as compared to Fiscal 2010.

Corporate Costs

Corporate costs increased $13.4 million, or 18.2%, to $86.9 million during Fiscal 2011 compared to $73.5 million for Fiscal 2010. Corporate costs as a percentage of net sales increased to 10.1% for Fiscal 2011 compared to 9.8% for Fiscal 2010. The dollar increase was primarily due to increases in corporate payroll expenses of $6.3 million, stock-based compensation expense of $1.1 million, as well as the charge of $3.7 million related to the non-income based taxes referred to in other selling and administrative expense during Fiscal 2011 as compared to Fiscal 2010. The increase as a percentage of net sales was the result of the charge related to non-income based taxes which were approximately 0.4% as a percentage of net sales during Fiscal 2011 as compared to Fiscal 2010.

Loss on extinguishment of debt

Loss on extinguishment of debt of $0.6 million for Fiscal 2011 consists of $0.6 million for the write-off of unamortized deferred financing fees related to the repurchase of our Notes in February 2011 and $0.1 million for the write-off of unamortized deferred financing fees related to the early termination of our term loan in October 2011. Loss on extinguishment of debt of $1.3 million during Fiscal 2010 represents the write-off of portions of deferred financing fees and the unrecognized loss of our interest rate swap of $0.9 million and $0.4 million, respectively, related to the repurchase of $65.0 million of our Notes during Fiscal 2010.

Interest Expense, net

Interest expense, net decreased $7.2 million, or 75.6%, to $2.3 million in Fiscal 2011 compared to $9.5 million in Fiscal 2010. The decrease in interest expense in Fiscal 2011 was primarily due to the decrease in our outstanding Notes as a result of the redemption of approximately $100.1 million in aggregate principal from March 2010 through February 2011, offset in part by the interest expense related to our term loan entered into during January 2011 and terminated in October 2011.

Provision for Income Taxes

We recognized $29.0 million of income tax expense during Fiscal 2011 compared to $19.6 million in Fiscal 2010. The effective tax rate for Fiscal 2011 was 39.3%, compared to 40.1% for Fiscal 2010. The effective tax rate for Fiscal 2011 decreased primarily as a result of the reversal of charges previously recorded related to uncertain tax positions due to the expiration of the statute of limitations on those applicable uncertain tax positions.

Net Income

As a result of the foregoing, we generated net income of $44.9 million in Fiscal 2011 compared to net income of $29.2 million in Fiscal 2010.

Comparison of Fiscal 2010 with Fiscal 2009

Net Sales

Net sales increased $77.0 million, or 11.4%, to $751.5 million for Fiscal 2010 compared to $674.5 million for Fiscal 2009. The increase was the result of an increase in our comparable store sales, sales from our new non-comparable stores, as well as an increase in our direct sales.

Retail

Net sales from our retail stores increased $71.8 million, or 12.0%, to $668.0 million for Fiscal 2010 compared to $596.3 million for Fiscal 2009. We operated 484 stores as of December 25, 2010 compared to 438 stores as of December 26, 2009. Our overall store sales increased due to non-comparable store sales of $29.7 million, as well as an increase in comparable store sales growth of $42.1 million, or 7.1%. The increase in comparable store sales was primarily due to an increase in customer count. Our overall sales increased primarily in the categories of specialty supplements, which increased $7.3 million; herbs, which increased $9.7 million; vitamins and minerals, which increased $10.1 million; and sports nutrition, which increased $39.6 million.

Within the supplements category, sales in essential fatty acids, or EFAs, and CoQ10/Ubiquinol continued to exhibit strong growth. The growth in net sales in our vitamin and minerals category increased largely due to the introduction of new special formulations for men and women as well as an increase in sales of Vitamin D. Product sales in the sports nutrition category continued to be among our fastest growing categories and had been so for over four consecutive fiscal years.

Direct

Net sales to our direct customers increased $5.2 million, or 6.7%, to $83.5 million for Fiscal 2010 compared to $78.2 million for Fiscal 2009. The increase in direct sales during Fiscal 2010 was comprised of an increase in our internet sales of $7.6 million, offset by a decrease in our catalog sales. The increase in internet-based sales was largely due to a greater influx of customers gained as a result of an increase in promotional activity through certain of our online store-fronts. We have reduced our catalog circulation and catalog customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

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

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $9.8 million, or 10.5%, to $103.0 million in Fiscal 2010 compared to $93.2 million for Fiscal 2009. The dollar increase was due primarily to increases in the following: $4.8 million increase in corporate payroll expense which was primarily due to an increase in corporate personnel, incentive compensation and health care costs during Fiscal 2010; credit card fees of $1.6 million, due to the increase in sales; professional fees of $0.9 million, and stock-based compensation expense of approximately $1.0 million, due to additional grants issued in Fiscal 2010. In addition we incurred fees associated with our two secondary common stock offerings during Fiscal 2010 of approximately $0.8 million, as well as a charge for impairment of fixed assets of $1.3 million, related to three of our stores. These increases were offset in part by a $1.4 million increase in credit card fee rebates received during Fiscal 2010. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.7% during Fiscal 2010 compared to 13.8% for Fiscal 2009. The decrease as a percentage of sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for Fiscal 2010, as compared to Fiscal 2009.

Related Party Expenses

Related party expenses of $2.4 million during Fiscal 2009, represents management fees paid to IPC Manager II, LLC for three fiscal quarters of Fiscal 2009 as well as a one-time termination fee of our management service agreement paid to IPC Manager II, LLC, of approximately $0.8 million (for a detailed presentation of related party expenses, see Note 12 to our consolidated financial statements). As a result of the termination of the management services agreement, there were no related party expenses during Fiscal 2010.

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

Corporate Costs

Corporate costs increased $5.2 million, or 7.7%, to $73.5 million during Fiscal 2010 compared to $68.3 million for Fiscal 2009. Corporate costs as a percentage of net sales decreased to 9.8% for Fiscal 2010 compared to 10.1% for Fiscal 2009. This dollar increase was due primarily to an increase in corporate payroll costs of approximately $4.8 million, primarily due to an increase to our corporate staff, incentive compensation and health care costs during Fiscal 2010; and an increase in stock compensation expense of $1.0 million, due to additional grants issued in Fiscal 2010, as well as a charge for impairment of fixed assets of $1.3 million, related to three of our stores. These increases were offset in part by an increase in our credit card fee rebates received of approximately $1.4 million during Fiscal 2010 as compared to Fiscal 2009.

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

Net Income

As a result of the foregoing, we generated net income of $29.2 million in Fiscal 2010 compared to net income of $12.7 million in Fiscal 2009.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	$21,095000,	$21,095000,	$21,095000,
	December 31, 2011	December 25, 2010
Balance Sheet Data:
Cash and cash equivalents	$10,754	$25,968
Working capital	69,343	75,959
Total assets	490,605	485,717
Total debt, including capital lease obligations	956	75,794

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Other Information:
Depreciation and amortization (1)	$20,300	$21,112	$21,095

Cash Flows Provided By (Used In):
Operating activities	$77,133	$55,184	$43,434
Investing activities	(25,046)	(18,448)	(21,281)
Financing activities	(67,301)	(19,565)	(14,979)

Net (decrease) increase in cash and cash equivalents	$(15,214)	$17,171	$7,174

(1)	Excludes amortization of deferred financing fees.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital, operating expenses, debt service and capital expenditures related primarily to the build-out of new stores. Historically, we have financed these requirements predominately through internally generated cash flow, supplemented with short-term financing. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our revolving credit facility, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with our store growth plans, new distribution center, systems development and store improvements.

During Fiscal 2011 we spent approximately $20.7 million, out of the $25.0 million of total capital expenditures, in connection with our store growth and improvement plans. During Fiscal 2012 we plan to spend approximately $32 million in capital expenditures, most of which will pertain to new stores we anticipate opening throughout the year and includes costs of a new distribution center planned to open in Fiscal 2013. We opened 48 new stores during Fiscal 2011, and closed four stores. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $160,000 at cost for each of our stores. Giving consideration to both cash generated from our operations and our revolving credit facility, we feel we will have sufficient liquidity through the next fiscal year to fund our capital requirements and operations. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

During April 2010, we increased our credit facility by $20.0 million giving us up to $70.0 million in borrowing availability. In addition, during the first quarter of fiscal 2011 we extended the credit facility another two years resulting in a maturity date of September 25, 2015. Also, in connection with the revised revolving credit agreement, we entered into a term loan agreement providing us with an additional $25.0 million in financing which was used along with existing cash and available borrowing under our revolving credit facility for the redemption of the remaining portion of our Notes during February 2011. During October 2011, we paid the remaining principal balance and accrued interest on the term loan, which was originally scheduled to mature in January 2013.

We were in compliance with all debt covenants as of December 31, 2011. We expect to be in compliance with these same debt covenants during Fiscal 2012 as well.

Cash Provided by Operating Activities

Net cash provided by operating activities was $77.1 million and $55.2 million during Fiscal 2011 and Fiscal 2010, respectively. The $21.9 million increase in net cash flows from operating activities is primarily due to the increase in our net income in Fiscal 2011, as compared to Fiscal 2010, as well as the increase in accrued expenses, partially offset by the increase in inventory purchases and the increase in accounts receivable from credit card processors, which is included in prepaid expenses and other current assets on the consolidated balance sheets.

Net cash provided by operating activities was $55.2 million and $43.4 million during Fiscal 2010 and Fiscal 2009, respectively. The $11.8 million increase in net cash flows from operating activities is primarily due to an increase in our net income, offset in part by an increase in expenditures on our inventory and a reduction in our accounts payable during Fiscal 2010, as compared to Fiscal 2009. In addition, there was a one-time payment of approximately $2.6 million which occurred during September 2009, for the termination of our interest rate swap. The increase in expenditures on our inventory increased as a result of the increase to our net sales, and increased at a rate of less than 50% than the increase in net sales. The reduction in on our accounts payable is attributable to both faster payments to our suppliers to take advantage of certain payment terms, offset by the increase in our inventory expenditures.

Cash Used in Investing Activities

Net cash used in investing activities was $25.0 million during Fiscal 2011 as compared to $18.4 million during Fiscal 2010. Capital expenditures during Fiscal 2011 were used primarily for the build-out of 48 new stores, and improvements to existing stores, as well as computer equipment related to those stores. Capital expenditures during Fiscal 2010 were used primarily for the build-out of 47 new stores, and improvements to existing stores, as well as computer equipment related to those stores.

Net cash used in investing activities was $18.4 million during Fiscal 2010 as compared to $21.3 million during Fiscal 2009. The decrease in net cash used in investing activities of $2.8 million during Fiscal 2010, as compared to Fiscal 2009, is primarily the result of a lower construction cost per store and a decrease in refurbishing of older stores. The lower cost per store reflects less work required to ready a store for operations based on its existing condition during the inception of the lease.

Cash Used in Financing Activities

Net cash used in financing activities was $67.3 million in Fiscal 2011 compared to $19.6 million during Fiscal 2010. The $47.7 increase in net cash used in financing activities, which includes a decrease to the non cash impact of tax benefits on exercises of stock options of $10.9 million, was primarily due to net repayments of borrowings under the revolving credit agreement of $18.0 million in Fiscal 2011, as compared to net borrowings under the revolving credit agreement of $18.0 million in Fiscal 2010. In addition, proceeds from exercises of common stock options decreased by $10.8 million in Fiscal 2011 as compared to Fiscal 2010. In Fiscal 2011, the redemption of $55.1 million of our Notes was $9.9 million less than the redemption of $65.0 million of our Notes in Fiscal 2010.

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

2005 Senior Notes

On November 7, 2005, the Company completed its Second Priority Senior Secured Floating Rate Notes (the “Notes”) offering for $165.0 million, with a maturity date of November 15, 2012. During Fiscal 2009 and Fiscal 2010, we redeemed approximately $109.9 million of our Notes leaving $55.1 million of the original $165.0 million outstanding at December 25, 2010. On February 22, 2011, the Company repurchased the remaining $55.1 million of its Notes, which resulted in a loss on extinguishment of debt of $0.6 million during February 2011.

2009 Revolving Credit Facility

On September 25, 2009, we entered into a new revolving credit facility (the “2009 Revolving Credit Facility”), and simultaneously terminated our existing credit facility. We entered into the 2009 Revolving Credit Facility to obtain an additional two years of liquidity beyond the termination date of our previous facility. In doing so, we incurred an incremental borrowing rate of 1% as compared to the former revolving credit facility. The terms of the 2009 Revolving Credit Facility extended through September 2013, and allowed us to borrow up to $70.0 million subject to the terms of the facility. For information regarding the terms of our 2009 Revolving Credit Facility, refer to Note 7. Credit Arrangements in the Notes to Consolidated Financial Statements. The largest amount borrowed at any given point during Fiscal 2011 was $30.0 million. The unused available line of credit under the 2009 Revolving Credit Facility at December 31, 2011 was $69.0 million.

Term Loan

On January 20, 2011, we entered into a term loan for $25.0 million to provide financing for the repurchase our outstanding Notes. The term loan was scheduled to mature on January 20, 2013, and was payable in quarterly installments over the two year period bearing a variable interest rate of the adjusted Eurodollar rate plus 3.75%. For additional information regarding the term loan, refer to Note 7. Credit Arrangements in the Notes to Consolidated Financial Statements.

On October 25, 2011, the Company paid $18.8 million, representing the remaining principal balance and accrued interest on the term loan, which resulted in a loss on extinguishment of debt of $0.1 million during October 2011.

Contractual Obligations and Commercial Commitments

As of December 31, 2011, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Capital Lease Obligations including Interest
2012	$87,757	$86,777	$980
2013	84,628	84,628	—
2014	75,383	75,383	—
2015	63,867	63,867	—
2016	57,069	57,069	—
Thereafter	145,742	145,742	—

	$514,446	$513,466	$980

(1)	Store operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during Fiscal 2011. Operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 16.9% of our minimum lease obligations for Fiscal 2011. In addition, not included are variable activity based fees associated with our west coast logistics facility, which were approximately $1.2 million during Fiscal 2011.

We are not party to any long-term purchase commitments. Our typical merchandise purchase orders are generally performed upon within a four week period.

As of December 31, 2011, we have an aggregate contingent liability of up to $2.0 million related to potential severance payments for four executives pursuant to their respective employment agreements.

Excluded from the above commitments is $7.3 million of long-term liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.

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

The Company’s market risks relate primarily to changes in interest rates. Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to interest rate risks. Other than on our Notes, which carried a floating interest rate, we have not used derivative financial instruments in connection with such market risks.

Our 2009 Revolving Credit Facility carries a floating interest rate that is tied to the adjusted Eurodollar rate and the prime rate and, therefore, our statements of operations and our cash flows are exposed to changes in interest rates. As of December 31, 2011, there are no borrowings on our 2009 Revolving Credit Facility.

Item 8.	Financial Statements and Supplementary Data

The response to this item is provided in this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a (e) and 15d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2011, pursuant to Exchange Act Rule 13a-15. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2011 are effective.

See Item 15 “Exhibits and Financial Statement Schedules” appearing at the end of this Annual Report on Form 10-K for Management’s Report on Internal Control Over Financial Reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control structure over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2012, which is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2012, which is incorporated herein by reference, under the captions, “Compensation of Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation—Compensation Committee of the Board of Directors Report on Executive Compensation” shall not be deemed to be incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2012, which is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2012, which is incorporated herein by reference, under the captions “Securityholders Agreement” and “Board of Directors.”

Item 14.	Principal Accountant Fees and Services

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2012, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	The following consolidated financial statements listed below are filed as a separate section of this annual report on Form 10-K:

Management’s Reports and Reports of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

Consolidated Balance Sheets as of December 31, 2011 and December 25, 2010.

Consolidated Statements of Operations for the Fiscal years ended December 31, 2011, December 25, 2010, and December 26, 2009.

Consolidated Statements of Stockholders’ Equity for the Fiscal years ended December 31, 2011, December 25, 2010, and December 26, 2009.

Consolidated Statements of Cash Flows for the Fiscal years ended December 31, 2011, December 25, 2010, and December 26, 2009.

Notes to Consolidated Financial Statements for the Fiscal years ended December 31, 2011, December 25, 2010, and December 26, 2009.

2.	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between VS Holdings, Inc. and VS Parent, Inc., dated as of October 27, 2009. ‡

3.1	Amended and Restated Certificate of Incorporation of Vitamin Shoppe, Inc. ‡‡

3.2	Second Amended and Restated By-Laws of Vitamin Shoppe, Inc. ‡‡

3.3	Amendment to Amended and Restated Bylaws of Vitamin Shoppe Inc., dated as of January 6, 2012. ****

10.1	Amended and Restated Loan and Security Agreement, dated as of September 25, 2009, as amended January 20, 2011, by and among Vitamin Shoppe Industries Inc. and VS Direct Inc. as borrowers, Vitamin Shoppe, Inc. as Guarantor, the Lenders and Issuing Bank from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. ❖❖

10.2	Intercreditor Agreement Joinder, dated as of September 25, 2009, by JPMorgan Chase Bank, N.A. ‡‡‡‡

10.3	Intellectual Property Security Agreement, dated as of September 25, 2009, by and among Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders. ‡‡‡‡

10.4	Stock Pledge Agreement, dated September 25, 2009 by and between Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) as Pledgor and JPMorgan Chase Bank, N.A. as Pledgee. ‡‡‡‡

10.5	Stock Pledge Agreement, dated September 25, 2009 by and between Vitamin Shoppe Industries Inc. as Pledgor and JPMorgan Chase Bank, N.A. as Pledgee. ‡‡‡‡

10.6	Guarantee of Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated September 25, 2009, of obligations of VS Direct Inc. under the Loan and Security Agreement. ‡‡‡‡

10.7	Guarantee of VS Direct Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated September 25, 2009, of obligations of Vitamin Shoppe Industries Inc. under the Loan and Security Agreement. ‡‡‡‡

10.8	Lease Agreement, dated as of May 2, 2002, between Hartz Mountain Industries, Inc. and Vitamin Shoppe Industries Inc. ‡‡‡

10.9	Purchase Agreement, dated as of November 1, 2004, between Natures Value, Inc. and Vitamin Shoppe Industries Inc. ‡‡‡

10.10	Form of Employment Agreement by and among executive officer, VS Parent, Inc., Vitamin Shoppe Industries Inc. and VS Holdings, Inc. § ‡‡‡

10.11	Form of Indemnification Agreement by and among executive officer, VS Holdings, Inc. and Vitamin Shoppe Industries Inc. § †††

10.12	Form of Indemnification Agreement by and among director, VS Holdings, Inc. and Vitamin Shoppe Industries Inc. § †††

10.13	VS Parent, Inc. 2006 Stock Option Plan. § †

10.14	2009 Vitamin Shoppe Equity Incentive Plan, effective as of September 2, 2009. § ††

10.15	Vitamin Shoppe 2010 Employee Stock Purchase Plan, effective December 16, 2009. § ❖

10.16	Employment and Non-Competition Agreement, dated as of September 9, 2009, among Richard Markee, VS Parent, Inc., VS Direct, Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. § ††

10.17	Amended and Restated Employment and Non-Competition Agreement, dated as of June 12, 2006, by and among Anthony Truesdale, VS Parent, Inc., VS Holdings, Inc. and Vitamin Shoppe Industries Inc. § ‡‡‡

10.18	Amendment to Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, by and among Anthony Truesdale, VS Parent, Inc., VS Holdings, Inc. and Vitamin Shoppe Industries Inc. § *

10.19	Amendment No. 2 to Employment and Non-Competition Agreement, dated as of September 25, 2009 by and among Anthony Truesdale, VS Parent, Inc., Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.). § ‡‡‡‡

10.20	Employment and Non-Competition Agreement, dated as of April 16, 2007, by and among Michael G. Archbold, VS Parent, Inc., VS Holdings, Inc. and Vitamin Shoppe Industries Inc. § ***

10.21	Amendment to Employment and Non-Competition Agreement, dated as of December 28, 2007, by and among Michael G. Archbold, VS Parent, Inc. and VS Holdings, Inc. and Vitamin Shoppe Industries Inc. § ‡‡‡‡

10.22	Amendment No. 2 to Employment and Non-Competition Agreement, dated as of September 25, 2009 by and among Michael G. Archbold, VS Parent, Inc., Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.). § ‡‡‡‡

10.23	Employment and Non-Competition Agreement, dated as of January 15, 2007, by and among Louis H. Weiss, VS Parent, Inc., VS Holdings, Inc., VS Direct, Inc., and Vitamin Shoppe Industries, Inc. § **

10.24	Amendment to Employment and Non-Competition Agreement, dated as of December 28, 2007, by and among Louis H. Weiss, VS Parent, Inc., VS Holdings, Inc., VS Direct, Inc. and Vitamin Shoppe Industries Inc. § *

10.25	Letter Agreement, dated as of February 10, 2011, by and between Brenda Galgano and Vitamin Shoppe Industries, Inc. § ❖❖

10.26	Amendment No. 3 to Employment and Non-Competition Agreement, dated as of February 24, 2011, by and between Michael Archbold and Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. § ❖❖

10.27	Amendment No. 3 to Employment and Non-Competition Agreement, dated as of February 24, 2011, by and between Anthony Truesdale and Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. § ❖❖

10.28	Amendment No. 1 to Employment and Non-Competition Agreement, dated as of February 24, 2011, by and between Richard Markee and Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. § ❖❖

18.1	Preferability Letter of Independent Registered Public Accounting Firm.

21.1	Subsidiaries of the Registrant. ‡‡‡

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Anthony N. Truesdale pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brenda Galgano pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	Interactive Data Files

❖	Incorporated by reference to our Form 10-K, filed on March 17, 2010 (File No. 001-34507).

❖❖	Incorporated by reference to our Form 10-K, filed on March 9, 2011 (File No. 001-34507).

‡	Incorporated by reference to our Current Report on Form 8-K, filed on November 2, 2009 (File No. 001-34507).

‡‡	Incorporated by reference to our Form 10-Q/A, filed on November 13, 2009 (File No. 001-34507).

‡‡‡	Incorporated by reference to Registration Statement No. 333-134983 on Form S-4 filed on June 13, 2006, as amended (File No. 333-134983-2).

‡‡‡‡	Incorporated by reference to our Current Report on Form 8-K, filed on September 30, 2009 (File No. 001-34507).

*	Incorporated by reference to our Annual report on Form 10-K for the Fiscal year ended December 29, 2007, filed on March 28, 2008.

**	Incorporated by reference to our Current Report on Form 8-K, filed on January 16, 2007. (File No. 001-34507).

***	Incorporated by reference to our Current Report on Form 8-K, filed on April 19, 2007. (File No. 001-34507).

****	Incorporated by reference to our Current Report on Form 8-K, filed on January 10, 2012. (File No. 001-34507).

†	Incorporated by reference to Amendment No. 5 to our Registration Statement on Form S-1, filed on October 22, 2009 (File No. 333-160756).

††	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1, filed on September 22, 2009 (File No. 333-160756).

†††	Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1, filed on October 14, 2009 (File No. 333-160756).

§	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2012.

VITAMIN SHOPPE, INC.

By:	/s/ Anthony N. Truesdale
Anthony N. Truesdale Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ Richard L. Markee Richard L. Markee	Executive Chairman, Director	February 28, 2012

By:	/s/ Anthony N. Truesdale Anthony N. Truesdale	Chief Executive Officer, Director (Principal Executive Officer)	February 28, 2012

By:	/s/ Brenda Galgano Brenda Galgano	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012

By:	/s/ David H. Edwab David H. Edwab	Lead Director	February 28, 2012

By:	/s/ B. Michael Becker B. Michael Becker	Director	February 28, 2012

By:	/s/ Catherine Buggeln Catherine Buggeln	Director	February 28, 2012

By:	/s/ John H. Edmondson John H. Edmondson	Director	February 28, 2012

By:	/s/ Douglas R. Korn Douglas R. Korn	Director	February 28, 2012

By:	/s/ Richard L. Perkal Richard L. Perkal	Director	February 28, 2012

By:	/s/ Beth M. Pritchard Beth M. Pritchard	Director	February 28, 2012

By:	/s/ Katherine Savitt-Lennon Katherine Savitt-Lennon	Director	February 28, 2012

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Such internal control includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance (A) that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and (B) regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

February 28, 2012

/s/ Anthony N. Truesdale	/s/ Brenda Galgano
Anthony N. Truesdale	Brenda Galgano
Chief Executive Officer	Chief Financial Officer

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

February 28, 2012

/s/ Anthony N. Truesdale	/s/ Brenda Galgano
Anthony N. Truesdale	Brenda Galgano
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vitamin Shoppe, Inc.

North Bergen, New Jersey

We have audited the internal control over financial reporting of Vitamin Shoppe, Inc. and Subsidiary (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vitamin Shoppe, Inc.

North Bergen, New Jersey

We have audited the accompanying consolidated balance sheets of Vitamin Shoppe, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and December 25, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2012

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 25,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,754	$25,968
Inventories	121,494	111,305
Prepaid expenses and other current assets	17,905	13,612
Deferred income taxes	2,863	4,033

Total current assets	153,016	154,918
Property and equipment, net	88,677	80,949
Goodwill	177,248	177,248
Other intangibles, net	68,852	69,718
Other assets:
Deferred financing fees, net of accumulated amortization of $672 and $1,961 in 2011 and 2010, respectively	349	816
Other long-term assets	2,463	2,068

Total other assets	2,812	2,884

Total assets	$490,605	$485,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$956	$1,711
Revolving credit facility	—	18,000
Accounts payable	22,279	18,994
Deferred sales	18,859	15,929
Accrued expenses and other current liabilities	41,579	24,325

Total current liabilities	83,673	78,959
Long-term debt	—	55,106
Capital lease obligations, net of current portion	—	977
Deferred income taxes	13,725	20,595
Deferred rent	28,738	27,080
Other long-term liabilities	8,666	5,304

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at December 31, 2011 and December 25, 2010	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 29,216,888 shares issued and outstanding at
December 31, 2011, and 28,627,897 shares issued and outstanding at December 25, 2010	292	286
Additional paid-in capital	256,795	243,558
Retained earnings	98,716	53,852

Total stockholders’ equity	355,803	297,696

Total liabilities and stockholders’ equity	$490,605	$485,717

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2011	2010	2009
Net sales	$856,586	$751,482	$674,495
Cost of goods sold	563,627	501,948	457,573

Gross profit	292,959	249,534	216,922
Selling, general and administrative expenses	216,125	189,872	173,144
Related party expenses	—	—	2,446

Income from operations	76,834	59,662	41,332
Loss on extinguishment of debt	635	1,349	2,016
Interest expense, net	2,325	9,517	18,636

Income before provision for income taxes	73,874	48,796	20,680
Provision for income taxes	29,010	19,550	8,014

Net income	44,864	29,246	12,666
Preferred stock dividends in arrears	—	—	7,692

Net income available to common stockholders	$44,864	$29,246	$4,974

Weighted average common shares outstanding
Basic	28,802,103	27,390,419	16,238,338
Diluted	29,556,024	28,338,788	17,748,371
Net income per common share
Basic	$1.56	$1.07	$0.31
Diluted	$1.52	$1.03	$0.28

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data )

	Preferred Stock
							Note	Accumulated
					Additional		Receivable	Other
	Series A		Common Stock		Paid-In		Due from	Comprehensive	Retained
	Shares	Amounts	Shares	Amounts	Capital	Warrants	Officer	(Loss) Income	Earnings	Total
Balance at December 27, 2008	79,502	$1	14,175,906	$142	$154,848	$5,666	$(1,500)	$(2,614)	$11,940	$168,483
Net income	—	—	—	—	—	—	—	—	12,666	12,666
Interest rate swap, net of taxes of $1.2 million	—	—	—	—	—	—	—	1,732	—	1,732

Total Comprehensive Income										14,398
Extinguishment of officers’ note	(634)	—	(140,507)	—	(1,837)	—	1,500	—	—	(337)
Equity compensation	—	—	—	—	3,040	—	—	—	—	3,040
Issuance of restricted shares	—	—	90,557	1	—	—	—	—	—	—
Issuance of common stock	—	—	49,950	—	755	—	—	—	—	755
Issuance of common stock during offering, net*	(36,969)	—	12,486,920	124	125,051	(5,666)	—	—	—	119,509
Redemption of preferred shares	(41,899)	(1)	—	—	(72,535)	—	—	—	—	(72,535)
Exercise of stock options	—	—	87,597	1	685	—	—	—	—	686
Tax benefits on exercise of stock options	—	—	—	—	352	—	—	—	—	352

Balance at December 26, 2009	—	—	26,750,423	268	210,359	—	—	(882)	24,606	234,351
Net income	—	—	—	—	—	—	—	—	29,246	29,246
Interest rate swap, net of taxes of $0.6 million	—	—	—	—	—	—	—	882	—	882

Total Comprehensive Income										30,128
Expenses relating to the Initial Public Offering	—	—	—	—	(87)	—	—	—	—	(87)
Equity compensation	—	—	—	—	4,076	—	—	—	—	4,076
Issuance of restricted shares	—	—	67,813	1	—	—	—	—	—	1
Issuance of shares under employee stock purchase plan	—	—	17,138	—	359	—	—	—	—	359
Exercise of stock options	—	—	1,792,523	17	16,849	—	—	—	—	16,866
Tax benefits on exercise of stock options	—	—	—	—	12,002	—	—	—	—	12,002

Balance at December 25, 2010	—	—	28,627,897	286	243,558	—	—	—	53,852	297,696
Net income	—	—	—	—	—	—	—	—	44,864	44,864
Equity compensation	—	—	—	—	5,166	—	—	—	—	5,166
Issuance of restricted shares	—	—	140,102	2	(2)	—	—	—	—	—
Cancelation of restricted shares	—	—	(8,890)	—	(35)	—	—	—	—	(35)
Issuance of shares under employee stock purchase plan	—	—	32,120	—	917	—	—	—	—	917
Exercise of stock options	—	—	425,659	4	6,083	—	—	—	—	6,087
Tax benefits on exercise of stock options	—	—	—	—	1,108	—	—	—	—	1,108

Balance at December 31, 2011	—	$—	29,216,888	$292	$256,795	$—	$—	$—	$98,716	$355,803

*	Includes conversion of preferred shares and warrants.

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2011	2010	2009
Cash flows from operating activities:
Net income	$44,864	$29,246	$12,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	20,300	21,112	21,095
Impairment charge on fixed assets	887	1,326	—
Impairment charge on intangible assets	325	—	—
Amortization of deferred financing fees	372	740	1,227
Loss on extinguishment of debt, net of premium on Note redemption	635	1,349	1,568
Loss on disposal of fixed assets	15	187	130
Amortization of unrealized loss on terminated swap	—	1,079	565
Deferred income taxes	(1,476)	1,166	(4,995)
Deferred rent	1,068	1,528	3,041
Equity compensation expense	5,166	4,076	3,040
Tax benefits on exercises of stock options	(1,108)	(12,002)	(352)
Changes in operating assets and liabilities:
Inventories	(10,189)	(5,214)	800
Prepaid expenses and other current assets	(4,293)	12,547	800
Other long-term assets	(395)	(193)	(217)
Accounts payable	2,100	(6,204)	1,336
Deferred sales	2,930	1,543	1,347
Accrued expenses and other current liabilities	15,553	2,360	3,553
Other long-term liabilities	379	538	(2,170)

Net cash provided by operating activities	77,133	55,184	43,434

Cash flows from investing activities:
Capital expenditures	(25,046)	(18,356)	(21,244)
Trademarks and other intangible assets	—	(92)	(37)

Net cash used in investing activities	(25,046)	(18,448)	(21,281)

Cash flows from financing activities:
Borrowings under revolving credit agreement	12,000	38,000	8,594
Repayment of borrowings under revolving credit agreement	(30,000)	(20,000)	(25,594)
Borrowings under term loan	25,000	—	—
Repayment of borrowings under term loan	(25,000)	—	—
Payments of capital lease obligations	(1,732)	(1,611)	(1,334)
Redemption of long term debt (Notes)	(55,106)	(65,000)	(44,894)
Redemption of preferred shares	—	—	(72,535)
Proceeds from issuance of common stock	—	—	755
Proceeds from issuance of common stock during offering, net	—	—	121,209
Payments for expenses related to the offering	—	(87)	(1,700)
Proceeds from exercises of common stock options	6,087	16,866	686
Issuance of shares under employee stock purchase plan	917	359	—
Cancelation of restricted shares	(35)	—	—
Tax benefits on exercises of stock options	1,108	12,002	352
Deferred financing fees	(540)	(94)	(518)

Net cash used in financing activities	(67,301)	(19,565)	(14,979)

Net (decrease) increase in cash and cash equivalents	(15,214)	17,171	7,174
Cash and cash equivalents beginning of year	25,968	8,797	1,623

Cash and cash equivalents end of year	$10,754	$25,968	$8,797

Supplemental disclosures of cash flow information:
Interest paid	$2,401	$7,628	$17,279
Income taxes paid	$28,199	$6,732	$11,258

Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$4,991	$1,648	$1,525
Assets acquired under capital lease	$—	$459	$792

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Vitamin Shoppe, Inc. (“VSI”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “Industries”) and Industries’ wholly-owned subsidiary, VS Direct Inc. (“Direct”, and, together with Industries and VSI, the “Company”), is a leading specialty retailer and direct marketer of nutritional products. Sales of both national brands and proprietary brands of vitamins, minerals, nutritional supplements, herbs, sports nutrition formulas, homeopathic remedies and other health and beauty aids are made through VSI-owned retail stores, the internet and mail order catalogs to customers located primarily in the United States. VSI operates from its headquarters in North Bergen, New Jersey.

For Fiscal 2009, share and per share information in these consolidated financial statements and the notes hereto have been adjusted to reflect the Company’s approximately 1.8611-for-one stock split effective on October 27, 2009, described in Note 2. Reorganization and Initial Public Offering, below. In addition, as the merger discussed below was between entities under common control, the consolidated financial statements for Fiscal 2009 reflect the activity and balances of the merged company described in Note 2, as if the merger had occurred prior to December 27, 2008.

The consolidated financial statements for the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009 include the accounts of VSI, Industries and Direct. All significant intercompany transactions have been eliminated.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week or 53-week period, ending on the last Saturday in December. Fiscal 2011 was a 53-week period ended December 31, 2011, Fiscal 2010 was a 52-week period ended December 25, 2010, and Fiscal 2009 was a 52-week period ended December 26, 2009. Unless otherwise stated, amounts for Fiscal 2011 are based on a 53-week period.

During the first quarter of Fiscal 2011, the Company recorded a charge of $3.7 million, in selling, general and administrative expenses for non-income based taxes relating to the fiscal years 2006 through 2010, resulting in a $2.3 million cumulative impact to net income for those years. The charge represents a cumulative adjustment relating to the Company’s best estimate of the exposure for such taxes.

With regards to the cumulative amount described above, had the Company recorded the above adjustment for non-income based taxes as it applied to fiscal 2010 and 2009, the decrease to the Company’s net income would have been $0.6 million and $0.7 million, respectively. The impact to beginning equity at December 27, 2008 would have been $1.0 million. The Company does not believe the $2.3 million adjustment to net income made during the first fiscal quarter of Fiscal 2011 is material to any of the prior periods mentioned or to the Company’s net income for Fiscal 2011.

The Company is involved in ongoing examinations with various taxing authorities regarding non-income based tax matters for fiscal 2011 and prior. During the year the Company reevaluated its exposure for non-income based matters and in the fourth quarter recorded partially offsetting adjustments relating to separate jurisdictions, of which the net amount is not significant. The final obligation to these authorities may be subject to either an increase or decrease to the initial estimates recorded. As of December 31, 2011, the Company believes the reserves for these matters are adequately provided for in its consolidated financial statements, the reserves of which are reflected in “Accrued expenses and other current liabilities” in the Company’s consolidated balance sheets.

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

In addition, certain designated proceeds of the IPO were used to redeem $44.9 million in aggregate principal of the Company’s Second Priority Senior Secured Floating Rate Notes (the “Notes”) along with a premium on the Notes of approximately $0.4 million, which reduced the outstanding balance of the Notes from $165.0 million to approximately $120.1 million. In connection with the redemption of the Notes, approximately $0.7 million of deferred financing fees and $0.6 million of unrecognized losses related to a terminated interest rate swap along with the aforementioned premium were expensed in the fourth fiscal quarter of 2009.

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

3. Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents—All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Inventories—Inventories, which are comprised solely of finished goods, are stated at the lower of cost or market value. Cost is determined using the moving weighted average method. Finished goods inventory includes the cost of labor and overhead required to package products. In addition, the cost of inventory is reduced by purchase discounts and allowances received from certain of our vendors. The Company estimates losses for expiring inventory and the net realizable value of inventory based on when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products consideration is given to such factors as the amount of inventory on hand, the remaining shelf life, current and expected market conditions, historical trends and the likelihood of recovering the inventory costs based on anticipated demand. The following table details the activity and balances for the Company’s reserve for expiring inventory for the years ended December 31, 2011, December 25, 2010, and December 26, 2009 (in thousands):

	Balance at Beginning of Fiscal Year	Amounts Charged to Cost of Goods Sold	Write-Offs Against Reserves	Balance at End of Fiscal Year
Obsolescence Reserves:
Fiscal Year Ended December 31, 2011	$1,800.7	$3,284.0	$(3,299.0)	$1,785.7
Fiscal Year Ended December 25, 2010	1,366.7	3,694.4	(3,260.4)	1,800.7
Fiscal Year Ended December 26, 2009	1,389.1	3,541.4	(3,563.8)	1,366.7

Property and Equipment, Net—Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for on a straight-line basis over the estimated useful lives of the related assets. Furniture, fixtures and equipment are generally depreciated over seven years. Leasehold improvements are amortized over the shorter of their useful lives or related lease terms. The direct internal and external costs associated with the development of the features and functionality of the Company’s website, transaction processing systems, telecommunications infrastructure and network operations, are capitalized and are amortized on a straight line basis over the estimated useful lives of generally five years. Capitalization of costs begin when the preliminary project stage is completed and management authorizes and commits to funding the computer software project and that it is probable that the project will be completed and the software will be used to perform the function intended. Depreciation of the assets commence when they are put into use. Expenditures for repairs and maintenance are expensed as incurred and expenditures for major renovations and improvements are capitalized. Upon retirement or disposition of property and equipment, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the results of operations.

Impairment of Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. If the undiscounted future cash flows are not adequate to recover the carrying value of the asset, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recognized impairment charges of $0.9 million during Fiscal 2011 on fixed assets related to three of its underperforming retail locations still in use in the Company’s operations. During Fiscal 2010 the Company recognized an impairment charge of $1.3 million on fixed assets related to three underperforming retail locations, two of which are still in use in the Company’s operations. Impairment charges are included in selling, general and administrative expenses in the consolidated statements of operations. There were no charges related to the impairment of fixed assets during Fiscal 2009.

Goodwill and Other Intangibles—Goodwill is not amortized but is reviewed for impairment at least annually, in the fourth quarter of each year, or whenever impairment indicators exist. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Goodwill is tested for impairment at the reporting unit level (the Company’s operating segments). Impairment tests involve calculating the fair value of both reporting units using the discounted cash flow analysis method along with the market multiples method which is used for additional validation of the fair value calculated. This valuation method requires certain assumptions and estimates be made by the Company regarding certain industry trends and future profitability. It is the Company’s policy to conduct goodwill impairment testing from information based on the most current business projections, which include projected future revenues and cash flows. The cash flows utilized in the discounted cash flow analysis are based on five-year financial forecasts developed internally by management. Cash flows for each reporting unit are discounted using an internally derived weighted average cost of capital which reflects the costs of borrowing for the funding of each unit as well as the risk associated with the units themselves. The Company also conducts the test using a 10% decrease in its revenue projections as an additional sensitivity test to ensure the reporting unit’s fair value is greater than its carrying value should events in the future be less favorable than anticipated. If the carrying amount of a reporting unit exceeds its fair value, the Company would compare the implied fair value of the reporting unit goodwill with its carrying value. To compute the implied fair value of goodwill, the Company would assign the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. To the extent that the implied fair value associated with the goodwill and indefinite-lived intangible assets is less than the recorded value, this would result in a write down of the carrying value of the asset. Impairment tests between annual tests may be undertaken if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The valuation of the goodwill and indefinite-lived intangible assets is affected by, among other things, the Company’s projections for the future and estimated results of future operations. Changes in the business plan or operating results that are different than the estimates used to develop the valuation of the assets may impact these valuations. Intangible assets with indefinite lives are not amortized but are reviewed for impairment annually, utilizing the royalty relief method, or more frequently if circumstances indicate a possible impairment may have occurred. For those intangible assets which have definite lives, the Company amortizes their cost on a straight-line basis over their estimated useful lives, the periods of which vary based on their particular contractual terms.

During the fourth quarter of fiscal 2011, the Company changed the timing of the annual goodwill impairment test from the last day of fiscal November to the last day of fiscal October. The change was made to better align the annual goodwill impairment testing date with the Company’s annual budgeting and forecasting process and to provide additional time for the Company to evaluate the fair value of the reporting units. Accordingly, the Company believes the change in the annual goodwill impairment testing date is preferable in these circumstances. The change in the annual goodwill impairment testing date is not intended to nor does it delay, accelerate, or avoid an impairment charge. Due to significant judgments and estimates that are utilized in an impairment analysis, the Company determined it was impracticable to objectively determine projected cash flows and related valuation estimates as of the last day of fiscal October for periods prior to 2011 without the use of hindsight. As such, the Company has prospectively applied the change in the annual goodwill impairment testing date from the last day of fiscal October 2011. The Company has not previously recorded an impairment charge relating to goodwill in any period.

The Company has tested indefinite-lived intangibles for impairment in the fourth quarter of each fiscal year presented. The Company recognized an impairment charge of $0.3 million in the fourth quarter of Fiscal 2011 related to one of its tradenames which is still in use in the Company’s operations. There have been no other impairment charges related to other intangibles during Fiscal 2011, Fiscal 2010 and Fiscal 2009.

Insurance Liabilities—Based on the Company’s assessment of risk and cost efficiency, the Company purchases insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability. The Company self insures its employee medical benefits, up to a certain limit on individual claims. The accruals for claims incurred but not reported amounted to $1.3 million at both December 31, 2011 and December 25, 2010.

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

Revenue Recognition—The Company recognizes revenue, net of sales returns and deferred sales, when merchandise is sold “at point of sale” in retail stores or upon delivery to a direct customer. In addition, shipping fees billed to customers are classified as sales. Amount recognized as shipping revenue during the years ended December 31, 2011, December 25, 2010, and December 26, 2009, were $3.4 million, $4.4 million, and $3.8 million, respectively. To arrive at net sales, gross sales are reduced by actual customer returns and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The following table details the activity and balances of the sales return reserves for the years ended December 31, 2011, December 25, 2010 and December 26, 2009 (in thousands):

	Balance at Beginning of Fiscal Year	Amounts Charged to Sales	Write-Offs / Recoveries Against Reserves	Balance at End of Fiscal Year
Sales return reserves:
Fiscal Year Ended December 31, 2011	$135.0	$14,751.0	$(14,764.0)	$122.0
Fiscal Year Ended December 25, 2010	125.0	13,299.0	(13,289.0)	135.0
Fiscal Year Ended December 26, 2009	102.8	12,602.2	(12,580.0)	125.0

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

Advertising Costs—Costs associated with the production and distribution of the Company’s monthly and quarterly catalogs are expensed as incurred. The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Advertising expense was $12.6 million, $13.0 million and $12.8 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

Online Marketing Arrangements—The Company has entered into online marketing arrangements with various online companies. These agreements are established for periods of 24 months, 12 months or, in some cases, a lesser period and generally provide for compensation based on revenue sharing upon the attainment of stipulated revenue amounts, a percentage of the media expenditure managed by the online partner, or based on the number of visitors that the online company refers to the Company. The Company had no fixed payment commitments during Fiscal 2011, Fiscal 2010 and Fiscal 2009.

Income Taxes—Deferred income tax assets and liabilities are recorded in accordance with the liability method. Deferred income taxes have been provided for temporary differences between the tax bases and financial reporting bases of the Company’s assets and liabilities using the tax rates and laws in effect for the periods in which the differences are expected to reverse.

The Company accounts for tax positions based on the provisions of the accounting literature related to accounting for uncertainty in income tax positions. Such literature provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For tax positions that are not more likely than not sustainable upon audit, the Company recognizes the largest amount of the benefit that is more likely than not to be sustained. The Company makes estimates of the potential liability based on our assessment of all potential tax exposures. In addition, the Company uses factors such as applicable tax laws and regulations, current information and past experience with similar issues to make these adjustments. The tax positions are analyzed regularly and adjustments are made as events occur that warrant adjustments for those positions. The Company records interest expense and penalties payable to relevant tax authorities as income tax expense.

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

Prior to the fiscal year ended December 25, 2010, the effective portion of the changes in fair value of the Company’s terminated interest rate swap, which was designated as a cash flow hedge, was recorded in accumulated other comprehensive income (loss), net of tax. The ineffective portion of the change in fair value was recorded as a component of interest expense. Changes in fair value were estimated by management quarterly, based on dealer quotes.

The aforementioned terminated interest rate swap was entered into during December 2005 to hedge a portion of the Company’s Notes. The interest rate swap had a maturity date of November 2010, and was terminated on September 25, 2009, at a cost of $2.6 million (its then fair market value). The unamortized residual unrecognized loss of the interest rate swap resulting from the termination was recorded in accumulated other comprehensive loss in the amount of $0.9 million along with related deferred taxes of $0.6 million at December 26, 2009. The amounts in both accumulated other comprehensive loss and deferred tax assets relating to the unrecognized loss were fully amortized during Fiscal 2010 and were charged as a component of interest expense. The Company had no contracts related to derivative instruments during Fiscal 2011 and Fiscal 2010 and at December 31, 2011 and December 25, 2010, respectively.

Concentrations of Credit Risk—The Company’s customers are consumers who purchase products at the Company’s retail stores, and through the Company’s websites and mail-order services. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable from credit card processors. As of December 31, 2011, there were no significant concentrations of accounts receivable, or related credit risks. Accounts receivable from credit card processors, included in prepaid expenses and other current assets on the consolidated balance sheets, totaled $7.1 million at December 31, 2011 and $3.6 million at December 25, 2010.

Optimum Nutrition is the only supplier from whom the Company purchased at least 5% of its merchandise during Fiscal 2011 and 2010, and Nature’s Value, Inc. was the only supplier from whom the Company purchased at least 5% of its merchandise during Fiscal 2009. The Company purchased approximately 7% and 6% of its total merchandise from Optimum Nutrition during Fiscal 2011 and 2010, respectively, and approximately 6% of its total merchandise from Nature’s Value, Inc. during Fiscal 2009.

The Company is subject to concentrations of credit risk associated with cash and cash equivalents. The Company places cash and cash equivalents with financial institutions with investment grade credit ratings.

Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period, net of anticipated forfeitures. With the exception of restricted shares, determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected volatility is derived from the average volatility of similar actively traded companies over our expected holding periods, as well as the Company’s own volatility, which is weighted to adjust for the shorter trading history. Generally, the expected holding period of non performance based options is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in a holding period of 6.25 years. Certain limited grants have contractual terms of 7.5 years, and/or shorter vesting periods and as such have calculated holding periods of 4 to 5 years. The Company’s performance based grants vest annually over four years depending on a particular year’s attainment of certain internal financial performance metrics. For accounting purposes, performance based grants are measured, and expense is calculated and recorded, subsequent to the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. The target metrics underlying the vesting of performance based options are established each year. The vesting requirements for performance-based options permit a catch-up of vesting should the target not be achieved in a fiscal year but achieved in a subsequent fiscal year, over the four year vesting period. Accordingly, the holding period for performance based options is calculated using the vesting term of 1 year and the remainder of the contractual term of 10 years, depending on which year of the four year grant is currently vesting; e.g. 25% of the grant vesting in year two of the grant would have a holding period calculated using 1 year and the remaining 9 years of the contractual term. The simplified method was chosen as a means to determine the Company’s holding period as prior to November 2009 there was no historical option exercise experience due to the Company being privately held. As of December 31, 2011, there is insufficient information for purposes of determining a Company specific holding period due to the Company being a relatively new publicly owned company. The risk-free interest rate is derived from the average yields of zero-coupon U.S. Treasury Strips for the expected holding period of each of the Company’s stock option grants. Compensation expense resulting from the granting of restricted shares is based on the grant date fair value of those common shares and is recognized generally over the four year vesting period.

Expense related to shares purchased under the Company’s Employee Stock Purchase Plan (“ESPP”) is accounted for based on fair value recognition requirements similar to stock options. ESPP participation occurs each calendar quarter (the “Participation Period”) and the expense of which is subject to employee participation in the plan. Under the ESPP, participating employees are allowed to purchase shares at 85% of the lower of the market price of the Company’s common stock at either the first or last trading day of the Participation Period.

Compensation expense related to the ESPP is based on the estimated fair value of the discount and purchase price offered on the estimated shares to be purchased under the ESPP. Expense is calculated quarterly, based on the employee contributions made over the applicable three-month Participation Period, using volatility and risk free rates applicable to that three-month period.

Compensation expense attributable to stock-based compensation for Fiscal 2011 was approximately $5.2 million, for Fiscal 2010 was approximately $4.1 million and for Fiscal 2009 was approximately $3.0 million. As of December 31, 2011, the remaining unrecognized stock-based compensation expense for non-vested stock options and restricted shares to be expensed in future periods is $10.5 million, and the related weighted-average period over which it is expected to be recognized is 2.7 years. There were 1,342,632 and 674,543 vested and non-vested outstanding options, respectively, at December 31, 2011. There were 71,192 vested and 219,365 unvested restricted shares at December 31, 2011. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for stock options and restricted shares as of December 31, 2011 is approximately $0.7 million.

The Company previously accounted for stock options under Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), using the intrinsic value method. The Financial Accounting Standards Board permits companies to adopt its requirements using various methods. The Company adopted the prospective method for all stock option grants issued prior to December 31, 2005. Subsequent to December 31, 2005, under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes applied the new fair value measurement requirements prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards as allowed by the prospective method. As such, no stock-based compensation costs were reflected in net income for those stock option grants issued prior to the adoption of the provisions of fair value accounting for equity shares, as the Company was not required to do so under the previous guidance nor under the new guidance.

The weighted average grant date fair value of stock options granted was $17.56, $11.91 and $7.70 for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2011	2010	2009
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average expected volatility	49.6%	48.4%	49.1%
Weighted average risk-free interest rate	2.5%	2.9%	2.8%
Expected holding period(s)	3.63 -6.25 years	5.50 -6.25 years	4.81 -6.25 years

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

For the purposes of basic and diluted net income per share, as a result of the merger on October 27, 2009, weighted average shares outstanding for purposes of presenting net income per share on a comparative basis were retroactively restated for Fiscal 2009 based on an approximately 1.8611-for-one split at the time of the merger.

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2011	2010	2009
Numerator:
Net income available to common stockholders	$44,864	$29,246	$4,974

Denominator:
Basic weighted average common shares outstanding	28,802,103	27,390,419	16,238,338
Diluted weighted average common shares outstanding	29,556,024	28,338,788	17,748,371

Basic net income per common share	$1.56	$1.07	$0.31

Diluted net income per common share	$1.52	$1.03	$0.28

Stock options for the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009 for 110,460, 275,134 and 522,363 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

Reclassifications—Where appropriate, the Company has reclassified prior years’ financial statements to conform to current year presentation.

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

The following table discloses the carrying value of all intangible assets (in thousands):

	December 31, 2011			December 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Intangibles related to asset purchase	$3,000	$2,668	$332	$3,000	$2,127	$873
Tradenames	68,520	—	68,520	68,845	—	68,845
Goodwill	177,248	—	177,248	177,248	—	177,248

	$248,768	$2,668	$246,100	$249,093	$2,127	$246,966

Intangible amortization expense for Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $0.5 million, $0.7 million and $0.8 million, respectively. Tradenames are not amortized, as they are determined to be intangible assets with indefinite lives. The annual impairment tests for goodwill and tradenames were performed during the fourth quarter of Fiscal 2011. The Company recognized an impairment charge of $0.3 million in the fourth quarter of Fiscal 2011 related to one of its tradenames which is still in use in the Company’s operations. There have been no other impairment charges related to goodwill or other intangibles during Fiscal 2011, Fiscal 2010 and Fiscal 2009.

The useful lives of the Company’s definite-lived intangible assets are between 2 to 7 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at December 31, 2011, is as follows (in thousands):

Fiscal 2012	$128
Fiscal 2013	125
Fiscal 2014	79

$332

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2011	December 25, 2010
Furniture, fixtures and equipment	$122,622	$108,155
Leasehold improvements	113,136	103,875
Website development costs	11,014	11,014

	246,772	223,044
Less: accumulated depreciation and amortization	(163,247)	(143,794)

Subtotal	83,525	79,250
Construction in progress	5,152	1,699

	$88,677	$80,949

Depreciation and amortization expense on property and equipment, including equipment recorded under capital leases, for the fiscal years ended December 31, 2011, December 25, 2010, and December 26, 2009 was approximately $19.8 million, $20.4 million and $20.3 million, respectively. The Company recognized impairment charges of $0.9 million during Fiscal 2011 on fixed assets related to three of its underperforming retail locations still in use in the Company’s operations. During Fiscal 2010 the Company recognized an impairment charge of $1.3 million on fixed assets related to three underperforming retail locations, two of which are still in use in the Company’s operations. Impairment charges are included in selling, general and administrative expenses in the consolidated statements of operations. There were no charges related to the impairment of fixed assets during Fiscal 2009.

Depreciation and amortization expense on property and equipment is recorded in selling, general and administrative expenses on the consolidated statements of operations. Assets held under capital leases are classified under furniture, fixtures and equipment. Capital leases were $2.2 million, net of accumulated amortization of $5.3 million, at December 31, 2011, and $3.4 million, net of accumulated amortization of $4.1 million, at December 25, 2010.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2011	December 25, 2010
Accrued salaries and related expenses	$12,053	$9,573
Sales tax payable and related expenses	8,664	2,621
Other accrued expenses	20,862	12,131

	$41,579	$24,325

7. Credit Arrangements

Debt consists of the following (in thousands):

	December 31,	December 25,
	2011	2010
Revolving Credit Facility	$—	$18,000

Second Priority Senior Secured Floating Rate Notes (the “Notes”)	$—	$55,106

2005 Senior Notes

On November 7, 2005, the Company completed its Second Priority Senior Secured Floating Rate Notes (the “Notes”) offering for $165.0 million. During Fiscal 2009 and Fiscal 2010, the Company redeemed approximately $109.9 million of our Notes leaving $55.1 million of the original $165.0 million outstanding at December 25, 2010. On February 22, 2011, the Company repurchased the remaining $55.1 million of its Notes, which resulted in a loss on extinguishment of debt of $0.6 million during February 2011.

Prior to the completion of their redemption during February 2011, the Notes, which were issued in November 2005, were originally set to mature on November 15, 2012. Interest on the Notes, was set at a per annum rate equal to a three month LIBOR plus 7.5%, which was reset quarterly on February 15, May 15, August 15 and November 15 of each year. The weighted average interest rate for interest paid for Fiscal 2011 was 7.79%. The weighted average interest rate before the impact of hedging activities for Fiscal 2010 was 7.81%.

Revolving Credit Facilities

On November 15, 2005, Vitamin Shoppe Industries, Inc. entered into a $50.0 million senior secured revolving credit facility, which was terminated on September 25, 2009, resulting in a loss on extinguishment of debt of approximately $0.3 million.

2009 Revolving Credit Facility

On September 25, 2009, the Company entered into a new revolving credit facility (the “2009 Revolving Credit Facility”), and simultaneously terminated our existing credit facility. The Company entered into the 2009 Revolving Credit Facility to obtain an additional two years of liquidity beyond the termination date of our previous facility. In doing so, the Company incurred an incremental borrowing rate of 1% as compared to the former revolving credit facility. The terms of the 2009 Revolving Credit Facility extended through September 2013, and allowed us to borrow up to $70.0 million subject to the terms of the facility. The terms of our 2009 Revolving Credit Facility were amended in January 2011, to extend the maturity date two years, to September 2015. Similar to our previous credit facility, the availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Vitamin Shoppe Industries, Inc. and VS Direct Inc. The obligations thereunder are secured by a security interest in substantially all of the assets of Vitamin Shoppe, Inc., Industries and Direct. VSI and Direct, provided guarantees in respect of our obligations under the 2009 Revolving Credit Facility, and VSI and Industries have provided guarantees in respect of Direct’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Industries, VSI and Direct. The 2009 Revolving Credit Facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount borrowed at any given point during Fiscal 2011 was $30.0 million. The unused available line of credit under the 2009 Revolving Credit Facility at December 31, 2011 was $69.0 million.

The borrowings under our 2009 Revolving Credit Facility accrue interest, at our option at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate. The weighted average interest rate for the 2009 Revolving Credit Line during Fiscal 2011 was 2.80%. The weighted average interest rate for the 2009 Revolving Credit Facility for Fiscal 2010 was 2.89%.

Term Loan

On January 20, 2011, the Company entered into a term loan for $25.0 million to provide financing for the repurchase our outstanding Notes. The term loan was scheduled to mature on January 20, 2013, and was payable in quarterly installments over the two year period bearing a variable interest rate of the adjusted Eurodollar rate plus 3.75%. The obligations under the term loan were secured by a security interest in substantially all of the assets of VSI, Industries and Direct and VSI provided guarantees in respect of our obligations under the term loan, and VSI and Industries have provided guarantees in respect of Direct’s obligations under the term loan. The term loan provided for affirmative and negative covenants affecting VSI, Industries and Direct. The term loan restricted, among other things, our ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricted the types of hedging activities that could have been entered into. The borrowings under the term loan accrued interest, at our option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 3.75% above the adjusted Eurodollar rate.

On October 25, 2011, the Company paid $18.8 million, representing the remaining principal balance and accrued interest on the term loan, which resulted in a loss on extinguishment of debt of $0.1 million during October 2011. The weighted average interest rate for Fiscal 2011 was 4.00%.

Interest expense, net for Fiscal 2011, 2010 and 2009 consists of the following (in thousands):

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Interest on the Notes	$644	$7,717	$16,681
Interest on the term loan	601	—	—
Amortization of deferred financing fees	372	740	1,227
Interest on the revolving credit facility and other	718	1,110	771
Interest income	(10)	(50)	(43)
	$2,325	$9,517	$18,636

Capital Leases

The Company leases certain computer equipment under capital leases which expire in Fiscal 2012. The following is a schedule of the future minimum lease payments under capital leases as of December 31, 2011 (in thousands):

$00000
Fiscal 2012	$980
Less amount representing interest	24

Present value of minimum lease payments	956
Less current portion of capital lease obligation	956

$—

8. Income Taxes

The provision for income taxes for Fiscal 2011, Fiscal 2010 and Fiscal 2009 consists of the following (in thousands):

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Current:
Federal	$25,099	$14,674	$10,469
State	5,387	3,710	2,540

Total current	30,486	18,384	13,009

Deferred:
Federal	(1,088)	1,345	(4,051)
State	(388)	(179)	(944)

Total deferred	(1,476)	1,166	(4,995)

Provision for income taxes	$29,010	$19,550	$8,014

A reconciliation of the statutory Federal income tax rate and effective rate of the provision for income taxes is as follows:

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	4.5%	4.6%	4.1%
Adjustments for uncertain tax positions	(0.4)%	0.2%	(1.6)%
Other	0.2%	0.3%	1.3%

Effective tax rate	39.3%	40.1%	38.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2011 and December 25, 2010 are as follows (in thousands):

	December 31, 2011	December 25, 2010
Deferred tax assets:
Net operating loss carryforward	$812	$883
Deferred rent	10,238	9,521
Tenant allowance	1,087	1,091
Deferred sales	3,479	3,352
General accrued liabilities	2,995	543
Deferred wages and compensation	3,750	—
Inventory	2,014	3,071
Equity compensation expense	3,838	2,758
Other	2,841	2,120

	31,054	23,339
Valuation allowance	(812)	(883)

Deferred tax assets	30,242	22,456

Deferred tax liabilities:
Trade name	(27,695)	(27,678)
Accumulated depreciation	(11,944)	(10,178)
Prepaid expenses	(1,465)	(1,162)

Deferred tax liabilities	(41,104)	(39,018)

Net deferred tax liability	$(10,862)	$(16,562)

Amounts recognized in the consolidated balance sheets consist of:
Deferred tax assets—current	$2,863	$4,033
Deferred tax liabilities—long term	(13,725)	(20,595)

Net deferred tax liability	$(10,862)	$(16,562)

Management periodically assesses whether the Company is more likely than not to realize some or all of its deferred tax assets. As of December 31, 2011, with the exception of $0.8 million of deferred tax assets arising from a state net operating loss carryforward against which there is a valuation allowance (see above table), management determined that the Company is more likely than not to realize the deferred tax assets detailed above. Realization of deferred tax assets associated with the state net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiction.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. As of December 31, 2011, the Company has accrued a liability of approximately $6.7 million related to uncertain tax positions, which is included in other long-term liabilities in the consolidated balance sheet. The Company expects a net decrease of approximately $3.2 million related to its accrual for uncertain tax positions to occur in the next twelve months.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $1.9 million at

December 31, 2011, $3.2 million at December 25, 2010 and $3.1 million at December 26, 2009. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 27, 2008	$4,107
Additions based on tax positions related to the current year	92
Decreases for tax positions of prior years	(190)
Additions for tax positions of prior years	226
Balance at December 26, 2009	4,235
Additions based on tax positions related to the current year	113
Decreases for tax positions of prior years	(158)
Additions for tax positions of prior years	72
Balance at December 25, 2010	4,262
Additions based on tax positions related to the current year	1,126
Decreases for tax positions of prior years	(1,277)
Additions for tax positions of prior years	2,595
Balance at December 31, 2011	$6,706

The Company recognizes interest related to uncertain tax positions in income tax expense. Interest recognized through the consolidated statements of operations for Fiscal 2011, Fiscal 2010 and Fiscal 2009 was approximately $0.6 million, $0.1 million and $0.2 million, respectively. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2008 and for state examinations before 2007. However, the tax authorities still have the ability to review the relevance of net operating loss carryforwards created in closed years if such tax attributes are utilized in open years (subsequent to 2008).

9. Stock Based Compensation

Stock Option Plans- The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”), which allows for the granting of both stock options (includes non-qualified as well as performance based stock options) and restricted shares. The issuance of up to 5,203,678 shares of common stock is authorized under these plans. As of December 31, 2011, there were 590,167 shares available to grant under both plans. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted shares are issued at a value not less than the fair market value of the common shares on the date of the grant. Generally, options and restricted shares awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such options were awarded. However, regarding performance based stock options, vesting is dependant not only on the passage of time, but also the attainment of certain internal performance metrics. The stock options generally have a maximum term of 10 years. The following table summarizes stock options for the 2006 and 2009 Plans as of December 31, 2011 and changes during Fiscal 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 25, 2010	2,253,053	$14.96
Granted	234,595	$34.88
Exercised	(425,659)	$14.30
Canceled/forfeited	(44,814)	$25.09

Outstanding at December 31, 2011	2,017,175	$17.19	5.59	$45,818

Vested or expected to vest at December 31, 2011	1,896,145	$17.19	5.59

Vested and exercisable at December 31, 2011	1,342,632	$13.69	4.70	$35,162

The total intrinsic value of options exercised during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $10.5 million, $28.9 million and $1.0 million, respectively. The cash received from options exercised during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $6.1 million, $16.9 million and $0.7 million, respectively.

The following table summarizes restricted shares for the 2009 Plan as of December 31, 2011 and changes during Fiscal 2011:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 25, 2010	126,446	$19.24
Granted	140,102	$34.38
Vested	(41,438)	$18.85
Canceled/forfeited	(5,745)	$26.79

Unvested at December 31, 2011	219,365	$28.79

Employee Stock Purchase Plan— On December 16, 2009, the Company’s board of directors approved the Vitamin Shoppe 2010 Employee Stock Purchase Plan (the “ESPP”), which was approved by the Company’s shareholders during June 2010. Pursuant to the plan, shares of common stock were issued beginning on June 30, 2010, and will continue to be issued at the end of each calendar quarter (the “Participation Period”) thereafter subject to employee participation in the plan. Under the ESPP, participating employees are allowed to purchase shares at 85% of the lower of the market price of the Company’s common stock at either the first or last trading day of the Participation Period. Compensation expense related to the ESPP is based on the estimated fair value of the discount and purchase price offered on the estimated shares to be purchased under the ESPP. During Fiscal 2011, employee contributions of $0.9 million were used to purchase 32,120 shares of the Company’s common stock under the ESPP. During Fiscal 2010, employee contributions of $0.4 million were used to purchase 17,138 shares of the Company’s common stock under the ESPP.

10. Lease Commitments

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

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Minimum rentals	$79,710	$72,802	$65,249
Contingent rentals	141	180	135

	79,851	72,982	65,384
Less: Sublease rentals	(243)	(224)	(170)

Net rental expense	$79,608	$72,758	$65,214

In the fourth quarter of Fiscal 2011, the Company recorded a charge of $0.7 million, which is included in selling, general and administrative expenses in the consolidated statements of operations, for lease termination costs related to the closing of one retail location.

As of December 31, 2011, the Company’s lease commitments are as follows (in thousands):

Fiscal year	Total Operating Leases (1)
2012	$86,777
2013	84,628
2014	75,383
2015	63,867
2016	57,069
Thereafter	145,742

$513,466

(1)	Store operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during Fiscal 2011. Operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 16.9% of our minimum lease obligations for Fiscal 2011. In addition, not included are variable activity based fees associated with our west coast logistics facility, which were approximately $1.2 million during Fiscal 2011.

11. Legal Proceedings

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., (“Proposition 65”) require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. The Company has withdrawn certain named products from the California market and has provided warnings with respect to other products still available in California pending discussions with the public prosecutors. The Napa County District Attorney has expressed concerns on several occasions as to the method of warning employed by the Company and the completeness of its implementation. The Company has revised its warnings and reviewed its procedures for implementing warnings. The Company has responded to numerous requests for information and has met in person with representatives of the Napa County District Attorney and the California Attorney General to attempt to resolve this matter. As of December 31, 2011, the Company cannot predict the likely outcome of this matter or estimate the amount or range of loss or possible loss that may arise from it.

The People of the State of California v. 21st Century Healthcare, Inc. On October 22, 2008, a private enforcer named Vicky Hamilton sent over 70 manufacturers and retailers of multivitamin products, including the Company, various Sixty-Day Notices of Violation of Proposition 65, Cal. Health & Safety Code section 25249.5 et seq. alleging that certain products contain lead and lead compounds and were sold in California without a Proposition 65 warning threatening litigation pertaining to two of the Company’s multivitamin products. On December 23, 2008, the California Attorney General and nine California District Attorneys filed a complaint on behalf of the People of the State of California against a number of companies who received notices of violation from Ms. Hamilton, including the Company in Alameda County Superior Court. The action alleges violations of both Proposition 65 and the UCL and supplants the litigation Ms. Hamilton sought to bring against the Company on the claims stated in her Notice of Violation. Penalties under Proposition 65 may be assessed at the maximum rate of $2,500 per violation per day. Penalties under the UCL may be assessed at the same rate and are cumulative to those available under Proposition 65. Injunctive relief and attorneys fees are also available. The Company is investigating the claims in the action and has been discussing them with the California Attorney General and District Attorneys. As of December 31, 2011, the Company cannot predict the likely outcome of this matter or estimate the amount or range of loss or possible loss that may arise from it.

J.C. Romero v. ErgoPharm Inc., Proviant Technologies Inc., VS Holdings Inc, d/b/a Vitamin Shoppe, and General Nutrition Centers Inc. On April 27, 2009, plaintiff, a professional baseball player, filed a complaint against us, among others, in Superior Court of New Jersey (Law Division/Camden County). Plaintiff alleges that he purchased from one of our stores and consumed 6-OXO Extreme, which was manufactured by a third party, and in August 2008, allegedly tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages, including lost income during the suspension. In December, 2011, the Company participated in mediation, resolving and terminating the proceeding. The Company denied liability, and the amount paid in January 2012 by the Company in settlement was not material to the Company’s operations or cash flows.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of December 31, 2011, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

12. Related Party Transactions

The Company had a management agreement with IPC Manager II, LLC (formerly Bear Stearns Merchant Manager II, LLC), which terminated on November 2, 2009, as a result of the IPO. This agreement provided for a quarterly fee of the greater of $187,500 or 0.25% of gross sales for the preceding fiscal quarter for advisory and consulting services. In addition, per the agreement a one-time termination fee of approximately $0.8 million was charged to expense during the fourth Fiscal quarter of 2009 in connection with the IPO. Amounts paid for the fiscal year ended December 26, 2009 were approximately $2.4 million. There were no amounts paid during Fiscal 2011 and Fiscal 2010.

In 2002, the Company loaned $1.5 million to the Company’s former Chief Executive Officer as part of a purchase of the Company’s common stock, of which the Company had recourse on $375,000. The note accrued interest at 3.06% annually. In connection with the Merger on October 27, 2009, this $1.5 million note receivable along with the related accrued interest receivable of approximately $0.3 million, which was held by VS Parent, Inc. prior to the Merger, was extinguished in consideration of the surrender of 140,507 common shares and 634 preferred shares of VS Parent.

13. Segment and Product Data

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

The following table contains key financial information of the Company’s business segments (in thousands):

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2011	2010	2009
Net sales:
Retail	$765,925	$668,008	$596,253
Direct	90,661	83,474	78,242

Net sales	856,586	751,482	674,495

Income from operations:
Retail	147,023	118,319	94,494
Direct	16,705	14,863	15,126
Corporate costs	(86,894)	(73,520)	(68,288)

Income from operations	$76,834	$59,662	$41,332

The following table represents net merchandise sales by major product category (in thousands):

Product Category	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Vitamins, Minerals and Herbs	$340,773	$302,568	$242,210
Specialty Supplements and Sports Nutrition	449,981	393,349	381,433
Other	62,438	51,130	47,031

Total	853,192	747,047	670,674
Delivery Revenue	3,394	4,435	3,821

	$856,586	$751,482	$674,495

14. Fair Value of Financial Instruments

The fair value hierarchy requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The Company records the value of its revolving credit facility at face value. The fair value of the revolving credit facility is synonymous with its recorded value as it is a short term debt facility due to its revolving nature.

The fair value of the Company’s Notes had been determined by the Company using quoted market prices. As of December 25, 2010, the Notes had a carrying value of $55.1 million and a fair value of $55.5 million. The fair value for December 25, 2010 was based on the last trade closest to that date which was December 30, 2010, which is a Level 2 assumption.

Prior to its termination, an interest rate swap was utilized to offset fluctuations related to the variable interest rate payments on a portion of the Company’s Notes. Prior to December 25, 2010, the unrecognized loss related to the interest rate swap was included in accumulated other comprehensive loss in the consolidated balance sheets. The swap was previously categorized within Level 2 in the fair value hierarchy. For the fiscal year ended December 25, 2010, approximately $0.6 million, net of taxes, was reclassified from accumulated other comprehensive loss to earnings (as a component of interest expense). For the fiscal year ended December 26, 2009, approximately $1.4 million, net of taxes, was reclassified from accumulated other comprehensive loss to earnings. At December 25, 2010, the unrecognized loss was fully amortized and charged to earnings.

15. Secondary Stock Offerings

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

16. Selected Quarterly Financial Information (unaudited)

The following table summarizes the 2011 and 2010 quarterly results (in thousands, except for share data):

	Fiscal Quarter Ended (a)
	March	June	September	December (b)
Fiscal Year Ended December 31, 2011
Net sales	$216,852	$215,942	$208,936	$214,856
Gross profit	75,276	73,712	69,443	74,528
Income from operations	20,825	20,393	17,631	17,985
Net income	11,589	11,952	11,911	9,412
Net income per common share:
Basic	$0.41	$0.42	$0.41	$0.32
Diluted	$0.40	$0.40	$0.40	$0.32

Fiscal Year Ended December 25, 2010
Net sales	$191,613	$192,234	$187,359	$180,276
Gross profit	65,014	63,693	61,169	59,658
Income from operations	18,072	15,447	13,853	12,290
Net income	8,726	7,309	7,249	5,962
Net income per common share:
Basic	$0.33	$0.27	$0.26	$0.21
Diluted	$0.31	$0.26	$0.25	$0.21

(a)	The fourth quarter of Fiscal 2011 consisted of 14 weeks. All other fiscal quarters presented consisted of 13 weeks.

(b)

The inclusion of the 14th week in the fourth quarter of Fiscal 2011 resulted in incremental revenues of approximately $15.6 million which resulted in income from operations of approximately $3.5 million, which reflects a benefit from occupancy cost, as rent is charged monthly.

The following table details certain items, net of income taxes where applicable, which positively (negatively) impacted net income for the quarters presented (in thousands):

	Fiscal Quarter Ended
	March	June	September	December
Fiscal Year Ended December 31, 2011
Non-income based taxes	$(2,235)	$—	$—	$—
Impairment of fixed and intangible assets	$—	$(175)	$(216)	$(336)
Lease termination costs	$—	$—	$—	$(440)
Extinguishment of debt	$(331)	$—	$—	$—

Fiscal Year Ended December 25, 2010
Extinguishment of debt	$(331)	$(341)	$—	$(137)
Impairment of fixed assets	$—	$—	$(810)	$—
Fees associated with offerings	$—	$(500)	$—	$(271)
Credit card fee rebate	$—	$—	$711	$120