Form 10-Q
period 2012-06-30
Vitamin Shoppe, Inc.
filed 2012-08-07
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 18, 2012, Vitamin Shoppe, Inc. had 29,721,187 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Vitamin Shoppe, Inc. (formerly VS Holdings, Inc. (“VSI”)), Vitamin Shoppe Industries Inc. (“Industries”) and VS Direct Inc. (“Direct,” and, together with VSI and Industries, the “Company,” “we,” “us” or “our”) caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, new stores, working capital, liquidity, capital expenditures, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements.” You can identify these statements by forward-looking words such as “expect,” “intend,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The “forward looking statements” contained in this report are made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Other Information.” Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the vitamin, mineral and supplement (“VMS”) industry, continued demand from the primary markets the Company serves, economic conditions generally, the availability of raw materials, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt including financial covenants and limitations on the Company’s ability to incur additional indebtedness and the Company’s future capital requirements. See “Item 1A — Risk Factors” in the Company’s Fiscal 2011 Annual Report on Form 10-K and in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the Securities and Exchange Commission, for further discussion.

The Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$50,436	$10,754
Inventories	120,024	121,494
Prepaid expenses and other current assets	22,247	20,768

Total current assets	192,707	153,016
Property and equipment, net of accumulated depreciation and amortization of $171,329 and $163,247 in 2012 and 2011, respectively	86,532	88,677
Goodwill	177,248	177,248
Other intangibles, net	68,789	68,852
Other assets	3,101	2,812

Total assets	$528,377	$490,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$343	$956
Accounts payable	20,549	22,279
Accrued expenses and other current liabilities	48,525	60,438

Total current liabilities	69,417	83,673
Capital lease obligations, net of current portion	125	—
Deferred income taxes	14,741	13,725
Deferred rent	29,468	28,738
Other long-term liabilities	9,173	8,666

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 29,721,187 shares issued and outstanding at June 30, 2012, and 29,216,888 shares issued and outstanding at December 31, 2011	297	292
Additional paid-in capital	271,584	256,795
Retained earnings	133,572	98,716

Total stockholders’ equity	405,453	355,803

Total liabilities and stockholders’ equity	$528,377	$490,605

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011

Net sales	$244,981	$215,942	$493,032	$432,794
Cost of goods sold	159,226	142,230	318,941	283,806

Gross profit	85,755	73,712	174,091	148,988
Selling, general and administrative expenses	58,051	53,319	115,958	107,770

Income from operations	27,704	20,393	58,133	41,218
Loss on extinguishment of debt	—	—	—	552
Interest expense, net	187	527	374	1,657

Income before provision for income taxes	27,517	19,866	57,759	39,009
Provision for income taxes	10,922	7,914	22,903	15,468

Net income	$16,595	$11,952	$34,856	$23,541

Weighted average common shares outstanding
Basic	29,309,667	28,750,355	29,177,598	28,653,474
Diluted	29,918,219	29,538,485	29,868,078	29,416,315
Net income per common share
Basic	$0.57	$0.42	$1.19	$0.82
Diluted	$0.55	$0.40	$1.17	$0.80

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2012	June 25, 2011

Cash flows from operating activities:
Net income	$34,856	$23,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	10,855	9,848
Impairment charge on fixed assets	528	291
Loss on extinguishment of debt	—	552
Loss on disposal of fixed assets	560	—
Amortization of deferred financing fees	165	198
Deferred income taxes	1,129	797
Deferred rent	238	692
Equity compensation expense	2,901	2,403
Tax benefits on exercises of stock options	(5,426)	(2,934)
Changes in operating assets and liabilities:
Inventories	1,470	(523)
Prepaid expenses and other current assets	(1,479)	(375)
Other long-term assets	(454)	(472)
Accounts payable	(508)	(1,246)
Accrued expenses and other current liabilities	(6,297)	1,724
Other long-term liabilities	886	763

Net cash provided by operating activities	39,424	35,259

Cash flows from investing activities:
Capital expenditures	(10,883)	(9,911)

Net cash used in investing activities	(10,883)	(9,911)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	12,000
Repayments of borrowings under revolving credit agreement	—	(30,000)
Payments of capital lease obligations	(752)	(891)
Redemption of long term debt - Notes	—	(55,106)
Borrowings of long term debt - term loan	—	25,000
Repayments of long term debt - term loan	—	(3,125)
Proceeds from exercises of common stock options	5,938	4,890
Issuance of shares under employee stock purchase plan	529	353
Tax benefits on exercises of stock options	5,426	2,934
Deferred financing fees	—	(490)

Net cash provided by (used in) financing activities	11,141	(44,435)

Net increase (decrease) in cash and cash equivalents	39,682	(19,087)
Cash and cash equivalents beginning of period	10,754	25,968

Cash and cash equivalents end of period	$50,436	$6,881

Supplemental disclosures of cash flow information:
Interest paid	$181	$1,927
Income taxes paid	$18,541	$8,286

Supplemental disclosures of non-cash investing activities:
Accrued purchases of property and equipment	$3,579	$536
Assets acquired under capital lease	$264	$—

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The condensed consolidated financial statements as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and June 25, 2011, include the accounts of VSI, Industries and Direct. All significant intercompany transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and June 25, 2011, are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 28, 2012. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week or 53-week period, ending on the last Saturday in December. Fiscal 2012 is a 52-week period ending December 29, 2012 and Fiscal 2011 was a 53-week period ended December 31, 2011. The results for the three and six months ended June 30, 2012 and June 25, 2011, are each based on 13-week and 26-week periods, respectively.

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

The Company is involved in ongoing examinations with various taxing authorities regarding non-income based tax matters for Fiscal 2012 and prior. The final obligation to these authorities may be subject to either an increase or decrease to the initial estimates recorded. As of June 30, 2012, the Company believes the reserves for these matters are adequately provided for in its consolidated financial statements, the reserves of which are reflected in “Accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheets.

2.	Summary of Significant Accounting Policies

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs — Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. The costs of advertising for online marketing arrangements, magazines and radio are expensed the first time the advertising takes place. Advertising expense was $3.7 million and $2.9 million for the three months ended June 30, 2012 and June 25, 2011, respectively, and $7.8 million and $6.4 million for the six months ended June 30, 2012 and June 25, 2011, respectively.

Net Income Per Share — The Company’s basic net income per share excludes the dilutive effect of stock options, unvested restricted shares and unvested restricted share units. It is based upon the weighted average number of common shares outstanding during the period divided into net income.

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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Numerator:
Net income	$16,595	$11,952	$34,856	$23,541

Denominator:
Basic weighted average common shares outstanding	29,309,667	28,750,355	29,177,598	28,653,474

Effect of dilutive securities:
Stock options	532,555	741,610	614,940	719,781
Restricted shares	74,443	46,520	74,542	43,060
Restricted share units	1,554	—	998	—

Diluted weighted average common shares outstanding	29,918,219	29,538,485	29,868,078	29,416,315

Basic net income per common share	$0.57	$0.42	$1.19	$0.82

Diluted net income per common share	$0.55	$0.40	$1.17	$0.80

Stock options for the three months ended June 30, 2012 and June 25, 2011 in the amount of 15,858 shares and 142,296 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Stock options for the six months ended June 30, 2012 and June 25, 2011 in the amount of 67,688 shares and 86,508 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

Recent Accounting Pronouncements — The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition, or cash flows, based on current information.

3.	Goodwill and Intangible Assets

The following table discloses the carrying value of all intangible assets (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets
Goodwill	$177,248	$—	$177,248	$177,248	$—	$177,248
Tradenames	68,520	—	68,520	68,520	—	68,520
Intangibles related to asset purchase	3,000	2,731	269	3,000	2,668	332

	$248,768	$2,731	$246,037	$248,768	$2,668	$246,100

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Deferred sales	$11,819	$18,859
Accrued salaries and related expenses	10,247	12,053
Sales tax payable and related expenses	5,191	8,664
Other accrued expenses	21,268	20,862

	$48,525	$60,438

5.	Credit Arrangements

As of June 30, 2012 and as of December 31, 2011, the Company had no outstanding debt, except for its capital lease obligations which were $0.5 million and $1.0 million as of June 30, 2012 and December 31, 2011, respectively.

2009 Revolving Credit Facility

On September 25, 2009, the Company entered into a new revolving credit facility (the “2009 Revolving Credit Facility”), and simultaneously terminated its existing credit facility. The terms of the 2009 Revolving Credit Facility, as amended, extend through September, 2015, and allow the Company to borrow up to $70.0 million subject to the terms of the facility. The availability under the 2009 Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Industries and Direct. The obligations thereunder are secured by a security interest in substantially all of the assets of VSI, Industries and Direct and VSI provided guarantees in respect of the Company’s obligations under the 2009 Revolving Credit Facility, and Industries and VSI have provided guarantees in respect of Direct’s obligations under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility provides for affirmative and negative covenants affecting Industries, VSI and Direct. The 2009 Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, acquire or sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities which can be entered into. During the six months ended June 30, 2012 there have been no borrowings under the 2009 Revolving Credit Facility. The unused available line of credit under the 2009 Revolving Credit Facility at June 30, 2012 was $69.3 million.

The borrowings under the 2009 Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate. The weighted average interest rate for the 2009 Revolving Credit Facility for the six months ended June 25, 2011 was 2.83%.

Interest expense, net for the three and six months ended June 30, 2012 and June 25, 2011 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011

Interest on notes	$—	$—	$—	$644
Interest on term loan	—	235	—	337
Amortization of deferred financing fees	83	84	165	198
Interest on the revolving credit facility and other	104	215	209	487
Interest income	—	(7)	—	(9)

Interest expense, net	$187	$527	$374	$1,657

6.	Stock-Based Compensation

Stock Option Plans — The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”), under which the Company has granted stock options (includes non-qualified as well as performance based stock options), restricted shares (includes time based as well as performance based restricted shares) and restricted share units. The issuance of up to 7,453,678 shares of common stock is authorized under these plans, which includes an increase of 2,250,000 shares under the 2009 Plan approved by the Company’s shareholders in June 2012. As of June 30, 2012, there were 2,803,298 shares available to grant under both plans. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted shares and restricted share units are issued at a value not less than the fair market value of the common shares on the date of the grant. Generally, stock options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such equity grants were awarded. Equity awards of restricted shares generally shall become vested between two and four years subsequent to the date on which such equity grants were awarded. However, regarding performance based stock options and performance based restricted shares, vesting is dependant not only on the passage of time, but also on the attainment of certain internal performance metrics. The stock options generally have a maximum term of 10 years. The following table summarizes stock options for the 2006 and 2009 Plans as of June 30, 2012 and changes during the six month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2011	2,017,175	$17.19
Granted	750	45.90
Exercised	(414,745)	14.32
Canceled/forfeited	(43,562)	28.78

Outstanding at June 30, 2012	1,559,618	$17.65	4.68	$58,143

Vested or expected to vest at June 30, 2012	1,487,876	$17.65	4.68

Vested and exercisable at June 30, 2012	1,098,141	$14.83	3.81	$44,038

The total intrinsic value of options exercised during the six months ended June 30, 2012 and June 25, 2011, was $15.2 million and $8.3 million, respectively. The cash received from options exercised during the six months ended June 30, 2012 and June 25, 2011 was $5.9 million and $4.9 million, respectively.

The following table summarizes restricted shares for the 2009 Plan as of June 30, 2012 and changes during the six month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2011	219,365	$28.79
Granted	118,740	$44.43
Vested	(27,161)	$18.97
Canceled/forfeited	(44,063)	$35.16

Unvested at June 30, 2012	266,881	$35.69

During the six months ended June 30, 2012, the Company granted 5,004 restricted share units with a weighted average grant date fair value of $41.96. Restricted share units become vested one year subsequent to the date on which such equity grants were awarded.

Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period, net of anticipated forfeitures. With the exception of restricted shares and restricted share units, determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected volatility is derived from the average volatility of similar actively traded companies over our expected holdings periods, as well as the Company’s own volatility, which is weighted to adjust for the shorter trading history. Generally, the expected holding period of non performance based options is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in a holding period of 6.25 years. Certain limited grants have contractual terms of 7.5 years, and/or shorter vesting periods and as such have calculated holding periods of 4 to 5 years. The Company’s performance based stock option grants vest annually over four years depending on a particular year’s attainment of certain internal financial performance metrics. For accounting purposes, performance based stock option grants are measured, and expense is calculated and recorded, subsequent to the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. The target metrics underlying the vesting of performance based stock option grants are established each year. The vesting requirements for performance based stock option grants permit a catch-up of vesting should the target not be achieved in a fiscal year but achieved in a subsequent fiscal year, over the four year vesting period. Accordingly, the holding period for performance based stock option grants is calculated using the vesting term of 1 year and the remainder of the contractual term of 10 years, depending on which year of the four year grant is currently vesting; e.g. 25% of the grant vesting in year two of the grant would have a holding period calculated using 1 year and the remaining 9 years of the contractual term. The simplified method was chosen as a means to determine the Company’s holding period as prior to November 2009 there was no historical option exercise experience due to the Company being privately held. As of June 30, 2012, there continues to be insufficient information for purposes of determining a Company specific holding period due to the Company being a relatively new publicly owned company. The risk-free interest rate is derived from the average yields of zero-coupon U.S. Treasury Strips for the expected holding period of each of the Company’s stock option grants. Compensation expense resulting from the granting of restricted shares and restricted share units is based on the grant date fair value of those common shares and is recognized generally over the two to four year vesting period for restricted shares and over the one year vesting period for restricted share units.

The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2012, was $23.11 and $23.02, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended June 25, 2011, was $17.44 and $17.32, respectively. These valuations represent the fair value of stock options granted during the applicable periods as well as the fair value of subsequent annual tranches of performance based stock option grants. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average expected volatility	45.1%	49.5%	45.1%	49.7%
Weighted average risk-free interest rate	1.0%	2.60%	1.0%	2.50%
Expected holding period(s)	4.50 - 5.81 years	5.00 - 6.25 years	4.50 - 5.81 years	3.63 - 6.25 years

Employee Stock Purchase Plan — Pursuant to the Vitamin Shoppe 2010 Employee Stock Purchase Plan (the “ESPP”), shares of common stock are issued at the end of each calendar quarter (the “Participation Period”) subject to employee participation in the plan. Under the ESPP, participating employees are allowed to purchase shares at 85% of the lower of the market price of the Company’s common stock at either the first or last trading day of the Participation Period. Compensation expense related to the ESPP is based on the estimated fair value of the discount and purchase price offered on the estimated shares to be purchased under the ESPP. During the six months ended June 30, 2012, employee contributions of $0.5 million were used to purchase 14,877 shares of the Company’s common stock under the ESPP. As of June 25, 2011, there was approximately $0.2 million of employee payroll deductions available under the ESPP for purchasing common shares on the June 30, 2011 purchase date.

Compensation expense attributable to stock-based compensation for the three and six months ended June 30, 2012 was approximately $1.6 million and $2.9 million, respectively, and for the three and six months ended June 25, 2011 was approximately $1.4 million and $2.4 million, respectively. As of June 30, 2012, the remaining unrecognized stock-based compensation expense for non-vested stock options, restricted shares and restricted share units to be expensed in future periods is $12.3 million, and the related weighted-average period over which it is expected to be recognized is 2.3 years. There were 1,098,141 and 461,477 vested and non-vested outstanding options, respectively, at June 30, 2012. There were 266,881 unvested restricted shares at June 30, 2012. There were 5,004 unvested restricted share units at June 30, 2012. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for stock options, restricted shares and restricted share units as of June 30, 2012 is approximately $0.6 million.

7.	Legal Proceedings

California District Attorney’s Letter. On May 17, 2007, the Company received a letter from the Napa County (California) District Attorney alleging that six of the Company’s private label products contain levels of lead that, pursuant to California’s Proposition 65, Cal. Health & Safety Code section 25249.5 et seq., (“Proposition 65”) require the products to bear a warning when sold in California. The letter claims that 12 other public prosecutors in California, including the California Attorney General, “are involved in a joint investigation of dietary supplements containing lead in amounts that expose users to lead in excess of 0.50 micrograms (ug) per day.” The letter demands that the Company immediately cease all sales of these products in California unless it provides a warning to consumers. It also notes that Proposition 65 provides for civil penalties of up to $2,500 per violation per day. The Company has met with the California Attorney General and certain District Attorneys, and is investigating these allegations and consulting with its third-party suppliers of these products. The Company has withdrawn certain named products from the California market and has provided warnings with respect to other products still available in California pending discussions with the public prosecutors. The Napa County District Attorney has expressed concerns on several occasions as to the method of warning employed by the Company and the completeness of its implementation. The Company has revised its warnings and reviewed its procedures for implementing warnings. The Company has responded to numerous requests for information and has met in person with representatives of the Napa County District Attorney and the California Attorney General to attempt to resolve this matter. As of June 30, 2012, management does not believe the amount or range of loss or possible loss from this matter will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

The People of the State of California v. 21st Century Healthcare, Inc. On October 22, 2008, a private enforcer named Vicky Hamilton sent over 70 manufacturers and retailers of multivitamin products, including the Company, various Sixty-Day Notices of Violation of Proposition 65, Cal. Health & Safety Code section 25249.5 et seq. alleging that certain products contain lead and lead compounds and were sold in California without a Proposition 65 warning threatening litigation pertaining to two of the Company’s multivitamin products. On December 23, 2008, the California Attorney General and nine California District Attorneys filed a complaint on behalf of the People of the State of California against a number of companies who received notices of violation from Ms. Hamilton, including the Company in Alameda County Superior Court. The action alleges violations of both Proposition 65 and the Unfair Competition Law (“UCL”) and supplants the litigation Ms. Hamilton sought to bring against the Company on the claims stated in her Notice of Violation. Penalties under Proposition 65 may be assessed at the maximum rate of $2,500 per violation per day. Penalties under the UCL may be assessed at the same rate and are cumulative to those available under Proposition 65. Injunctive relief and attorneys fees are also available. The Company is investigating the claims in the action and has been discussing them with the California Attorney General and District Attorneys. As of June 30, 2012, management does not believe the amount or range of loss or possible loss from this matter will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. Except as described above, as of June 30, 2012, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 3 — Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The Company has allocated $131.9 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Sales:
Retail	$220,175	$194,674	$441,150	$387,316
Direct	24,806	21,268	51,882	45,478

Net sales	$244,981	$215,942	$493,032	$432,794

Income from operations:
Retail	$45,706	$37,385	$93,676	$76,212
Direct	4,758	3,990	10,368	8,568
Corporate costs (1)	(22,760)	(20,982)	(45,911)	(43,562)

Income from operations	$27,704	$20,393	$58,133	$41,218

(1)	Corporate costs include depreciation and amortization expenses of $5.3 million and $5.0 million for the three months ended June 30, 2012 and June 25, 2011, respectively and $10.9 million and $9.8 million for the six months ended June 30, 2012 and June 25, 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q. The discussion in this section contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may,” “expect,” “intend,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, capital resources, liquidity, capital expenditures, new stores, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A — Risk Factors” in our Fiscal 2011 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the Securities and Exchange Commission.

Company Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. As of July 18, 2012, we operated 552 stores in 41 states, the District of Columbia and Puerto Rico and sold our products directly to consumers through the internet, primarily at www.vitaminshoppe.com, and our catalog. We market over 400 different nationally recognized brands as well as our proprietary brands, which include Vitamin Shoppe, BodyTech and True Athlete. We believe we offer the greatest variety of products among vitamin, mineral and supplement (“VMS”) retailers with approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and approximately 10,000 additional SKUs available through our internet and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or at mass merchants, such as drug stores chains and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

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

Since the beginning of 2006, we have aggressively pursued new store growth. During this period through July 18, 2012, we opened 289 new stores, expanding our presence in our existing markets as well as entering new markets such as Maine, Nebraska, Utah and Puerto Rico. Our new stores typically have reached sales more consistent with our mature store base over an approximate four year time period.

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

Trends and Other Factors Affecting Our Business

Our performance is affected by trends that affect the VMS industry, including demographic, health and lifestyle preferences. Changes in these trends and other factors, which we may not foresee, may also impact our business. For example, our industry is subject to potential regulatory actions, such as the announcement in April 2012 of warning letters sent by the U.S. Food and Drug Administration to ten manufacturers and distributors of dietary supplements containing 1.3-dimethylpentylamine/dimethylamylamine/13-dimethylamylamine, or DMAA, and other legal matters that affect the viability of a given product. Variable consumer trends, such as those described in the following paragraph, as well as the overall impact on consumer spending, which may be impacted heavily by current economic conditions, can dramatically affect purchasing patterns. Our business allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives. We will continue to diversify our product lines to offer items less susceptible to the effects of economic conditions.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011

Net sales	$244,981	$215,942	$493,032	$432,794
Increase in comparable store net sales	8.3%	8.0%	9.0%	8.0%
Gross profit as a percent of net sales	35.0%	34.1%	35.3%	34.4%
Income from operations	$27,704	$20,393	$58,133	$41,218

The following table shows the growth in our network of stores during the three and six months ended June 30, 2012 and June 25, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Store Data:
Stores open at beginning of period	543	497	528	484
Stores opened	9	9	24	24
Stores closed	(1)	(1)	(1)	(3)

Stores open at end of period	551	505	551	505

Results of Operations

The information presented below is for the three and six months ended June 30, 2012 and June 25, 2011 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three and six months ended June 30, 2012 and June 25, 2011 as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.0%	65.9%	64.7%	65.6%

Gross profit	35.0%	34.1%	35.3%	34.4%
Selling, general and administrative expenses	23.7%	24.7%	23.5%	24.9%

Income from operations	11.3%	9.4%	11.8%	9.5%
Loss on extinguishment of debt	0.0%	0.0%	0.0%	0.1%
Interest expense, net	0.1%	0.2%	0.1%	0.4%

Income before provision for income taxes	11.2%	9.2%	11.7%	9.0%
Provision for income taxes	4.5%	3.7%	4.6%	3.6%

Net income	6.8%	5.5%	7.1%	5.4%

Three Months Ended June 30, 2012 Compared To Three Months Ended June 25, 2011

Net Sales

Net sales increased $29.0 million, or 13.4%, to $245.0 million for the three months ended June 30, 2012 compared to $215.9 million for the three months ended June 25, 2011. The increase was primarily the result of an increase in our comparable store sales, non-comparable store sales, as well as an increase in our direct sales. Sales increased primarily in the categories of specialty supplements and sports nutrition, which increased $16.1 million and vitamins, minerals and herbs, which increased $7.6 million. The sports nutrition and weight management categories continue to be among our fastest growing categories. We expect this trend in sports nutrition to continue based on the continued strength in sales and the growth of the fitness-conscious market.

Retail

Net sales from our retail stores increased $25.5 million, or 13.1%, to $220.2 million for the three months ended June 30, 2012 compared to $194.7 million for the three months ended June 25, 2011. We operated 551 stores as of June 30, 2012 compared to 505 stores as of June 25, 2011. Store sales increased due to an increase in comparable store sales of $16.1 million, or 8.3%, and an increase in non-comparable store sales of $9.4 million. The increase in comparable store sales was primarily due to an increase in customer count.

Direct

Net sales to our direct customers increased $3.5 million, or 16.6%, to $24.8 million for the three months ended June 30, 2012 compared to $21.3 million for the three months ended June 25, 2011. The increase in our direct sales was due to an increase in our e-commerce sales of 20.3% which was offset in part by a decrease in our catalog sales. The increase in e-commerce sales was largely due to increased efficiency in customer acquisition and retention marketing programs during the three months ended June 30, 2012 compared to the three months ended June 25, 2011. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of on-line shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $17.0 million, or 11.9%, to $159.2 million for the three months ended June 30, 2012 compared to $142.2 million for the three months ended June 25, 2011. The dollar increase was primarily due to an increase in sales, as well as an increase in occupancy costs for the three months ended June 30, 2012, as compared to the three months ended June 25, 2011. Cost of goods sold as a percentage of net sales decreased to 65.0% for the three months ended June 30, 2012, compared to 65.9% for the three months ended June 25, 2011. This decrease was due to a decrease in occupancy costs of 0.7% as a percentage of net sales and a decrease in warehouse and distribution costs of 0.2% as a percentage of net sales. The decrease in occupancy costs as a percentage of net sales reflects the maturation of our newer stores as the increase in comparable store sales more than offsets the increase in our store occupancy costs.

Gross Profit

As a result of the foregoing, gross profit increased $12.0 million, or 16.3%, to $85.8 million for the three months ended June 30, 2012 compared to $73.7 million for the three months ended June 25, 2011. Gross profit as a percentage of sales increased to 35.0% for the three months ended June 30, 2012 compared to 34.1% for the three months ended June 25, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.7 million, or 8.9%, to $58.1 million during the three months ended June 30, 2012, compared to $53.3 million during the three months ended June 25, 2011. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the three months ended June 30, 2012 decreased to 23.7% compared to 24.7% for the three months ended June 25, 2011.

Operating payroll and related benefits increased $1.8 million, or 8.7%, to $22.8 million for the three months ended June 30, 2012 compared to $20.9 million for the three months ended June 25, 2011. The dollar increase in operating payroll and related benefits was primarily due to the increase in head count added to operate new stores. Operating payroll and related benefits expenses as a percentage of net sales for the three months ended June 30, 2012 decreased to 9.3% compared to 9.7% for the three months ended June 25, 2011. The decrease as a percentage of net sales was primarily due to greater sales per hour for the three months ended June 30, 2012, as compared to the three months ended June 25, 2011, due to the maturation of our newer stores.

Advertising and promotion expenses increased $0.8 million, or 29.1%, to $3.7 million for the three months ended June 30, 2012 compared to $2.9 million for the three months ended June 25, 2011. Advertising and promotion expenses as a percentage of net sales increased to 1.5% during the three months ended June 30, 2012 compared to 1.3% during the three months ended June 25, 2011.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $2.1 million, or 7.0%, to $31.6 million for the three months ended June 30, 2012 compared to $29.5 million for the three months ended June 25, 2011. The dollar increase in other selling, general and administrative expenses was primarily due to an increase in corporate payroll and stock compensation expense of $1.8 million in the three months ended June 30, 2012 compared to the three months ended June 25, 2011. Other selling, general and administrative expenses as a percentage of net sales decreased to 12.9% for the three months ended June 30, 2012 compared to 13.7% for the three months ended June 25, 2011. The decrease as a percentage of sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the three months ended June 30, 2012 as compared to the three months ended June 25, 2011.

Income from Operations

As a result of the foregoing, income from operations increased $7.3 million, or 35.9%, to $27.7 million for the three months ended June 30, 2012 compared to $20.4 million for the three months ended June 25, 2011. Income from operations as a percentage of net sales increased to 11.3% during the three months ended June 30, 2012 as compared to 9.4% during the three months ended June 25, 2011.

Retail

Income from operations for the retail segment increased $8.3 million, or 22.3%, to $45.7 million for the three months ended June 30, 2012 compared to $37.4 million for the three months ended June 25, 2011. Income from operations as a percentage of net sales for the retail segment increased to 20.8% for the three months ended June 30, 2012 compared to 19.2% for the three months ended June 25, 2011. The increase as a percentage of net sales was primarily due to a decrease in occupancy costs of 0.8% as a percentage of net sales and a decrease in general administrative expenses of 0.4% as a percentage of net sales. The decrease in occupancy costs as a percentage of net sales reflects the maturation of our newer stores as the increase in comparable sales more than offsets the increase in our store occupancy costs. The decrease in general administrative expenses as a percentage of net sales were largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the three months ended June 30, 2012 as compared to the three months ended June 25, 2011.

Direct

Income from operations for the direct segment increased $0.8 million, or 19.2%, to $4.8 million for the three months ended June 30, 2012 compared to $4.0 million for the three months ended June 25, 2011. Income from operations as a percentage of net sales for the direct segment increased to 19.2% for the three months ended June 30, 2012 compared to 18.8% for the three months ended June 25, 2011. This increase was primarily due to a decrease in general administrative expenses as a percentage of net sales which was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the three months ended June 30, 2012 as compared to the three months ended June 25, 2011.

Corporate Costs

Corporate costs increased $1.8 million, or 8.5%, to $22.8 million during the three months ended June 30, 2012 compared to $21.0 million for the three months ended June 25, 2011. Corporate costs as a percentage of net sales decreased to 9.3% for the three months ended June 30, 2012 compared to 9.7% for the three months ended June 25, 2011. The dollar increase was primarily due to an increase in corporate payroll and stock compensation expense of $1.8 million in the three months ended June 30, 2012 compared to the three months ended June 25, 2011. The decrease as a percentage of sales was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the three months ended June 30, 2012 as compared to the three months ended June 25, 2011.

Interest Expense, net

Interest expense, net decreased $0.3 million, or 64.5%, to $0.2 million in the three months ended June 30, 2012 compared to $0.5 million in the three months ended June 25, 2011. The decrease in interest expense, net during the three months ended June 30, 2012 was primarily due to the early termination of our term loan entered into during January 2011 and terminated in October 2011.

Provision for Income Taxes

We recognized $10.9 million of income tax expense during the three months ended June 30, 2012 compared to $7.9 million during the three months ended June 25, 2011. The effective tax rate for the three months ended June 30, 2012 was 39.7%, compared to 39.8% for the three months ended June 25, 2011. The effective tax rate for the three months ended June 30, 2012 decreased as a result of favorable changes to our blended states income tax rate.

Net Income

As a result of the foregoing, we generated net income of $16.6 million in the three months ended June 30, 2012 compared to net income of $12.0 million in the three months ended June 25, 2011.

Six Months Ended June 30, 2012 Compared To Six Months Ended June 25, 2011

Net Sales

Net sales increased $60.2 million, or 13.9%, to $493.0 million for the six months ended June 30, 2012 compared to $432.8 million for the six months ended June 25, 2011. The increase was primarily the result of an increase in our comparable store sales, non-comparable store sales, as well as an increase in our direct sales. Sales increased primarily in the categories of specialty supplements and sports nutrition, which increased $34.5 million and vitamins, minerals and herbs, which increased $15.0 million. The sports nutrition and weight management categories continue to be among our fastest growing categories. We expect this trend in sports nutrition to continue based on the continued strength in sales and the growth of the fitness-conscious market.

Retail

Net sales from our retail stores increased $53.8 million, or 13.9%, to $441.2 million for the six months ended June 30, 2012 compared to $387.3 million for the six months ended June 25, 2011. We operated 551 stores as of June 30, 2012 compared to 505 stores as of June 25, 2011. Store sales increased due to an increase in comparable store sales of $34.4 million, or 9.0%, and an increase in non-comparable store sales of $19.4 million. The increase in comparable store sales was primarily due to an increase in customer count.

Direct

Net sales to our direct customers increased $6.4 million, or 14.1%, to $51.9 million for the six months ended June 30, 2012 compared to $45.5 million for the six months ended June 25, 2011. The increase in our direct sales was due to an increase in our e-commerce sales of 17.7% which was offset in part by a decrease in our catalog sales. The increase in e-commerce sales was largely due to increased efficiency in customer acquisition and retention marketing programs during the six months ended June 30, 2012 compared to the six months ended June 25, 2011. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of on-line shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $35.1 million, or 12.4%, to $318.9 million for the six months ended June 30, 2012 compared to $283.8 million for the six months ended June 25, 2011. The dollar increase was primarily due to an increase in sales, as well as an increase in occupancy costs for the six months ended June 30, 2012, as compared to the six months ended June 25, 2011. Cost of goods sold as a percentage of net sales decreased to 64.7% for the six months ended June 30, 2012, compared to 65.6% for the six months ended June 25, 2011. This decrease was due to a decrease in occupancy costs of 0.7% as a percentage of net sales and a decrease in warehouse and distribution costs of 0.2% as a percentage of net sales. The decrease in occupancy costs as a percentage of net sales reflects the maturation of our newer stores as the increase in comparable store sales more than offsets the increase in our store occupancy costs.

Gross Profit

As a result of the foregoing, gross profit increased $25.1 million, or 16.8%, to $174.1 million for the six months ended June 30, 2012 compared to $149.0 million for the six months ended June 25, 2011. Gross profit as a percentage of sales increased to 35.3% for the six months ended June 30, 2012 compared to 34.4% for the six months ended June 25, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.2 million, or 7.6%, to $116.0 million during the six months ended June 30, 2012, compared to $107.8 million during the six months ended June 25, 2011. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the six months ended June 30, 2012 decreased to 23.5% compared to 24.9% for the six months ended June 25, 2011. Selling, general and administrative expenses for the six months ended June 25, 2011 includes a $3.7 million charge for non-income based taxes, which was approximately 0.9% as a percentage of net sales.

Operating payroll and related benefits increased $4.2 million, or 10.2%, to $45.3 million for the six months ended June 30, 2012 compared to $41.1 million for the six months ended June 25, 2011. The dollar increase in operating payroll and related benefits was primarily due to the increase in head count added to operate new stores. Operating payroll and related benefits expenses as a percentage of net sales for the six months ended June 30, 2012 decreased to 9.2% compared to 9.5% for the six months ended June 25, 2011. The decrease as a percentage of net sales was primarily due to greater sales per hour for the six months ended June 30, 2012, as compared to the six months ended June 25, 2011, due to the maturation of our newer stores.

Advertising and promotion expenses increased $1.4 million, or 21.6%, to $7.8 million for the six months ended June 30, 2012 compared to $6.4 million for the six months ended June 25, 2011. Advertising and promotion expenses as a percentage of net sales increased to 1.6% during the six months ended June 30, 2012 compared to 1.5% during the six months ended June 25, 2011.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $2.6 million, or 4.3%, to $62.9 million for the six months ended June 30, 2012 compared to $60.2 million for the six months ended June 25, 2011. The dollar increase in other selling, general and administrative expenses was primarily due to increases in corporate payroll and stock compensation expense of $4.1 million, impairments and dispositions of fixed assets of $1.1 million and an increase in depreciation and amortization expense of $0.7 million in the six months ended June 30, 2012 compared to the six months ended June 25, 2011, partially offset by a $3.7 million charge for non-income based tax exposures during the six months ended June 25, 2011. Other selling, general and administrative expenses as a percentage of net sales decreased to 12.7% for the six months ended June 30, 2012 compared to 13.9% for the six months ended June 25, 2011. The decrease as a percentage of sales was largely the result of the charge for non-income based taxes, which was approximately 0.9% as a percentage of net sales during the six months ended June 25, 2011.

Income from Operations

As a result of the foregoing, income from operations increased $16.9 million, or 41.0%, to $58.1 million for the six months ended June 30, 2012 compared to $41.2 million for the six months ended June 25, 2011. Income from operations as a percentage of net sales increased to 11.8% during the six months ended June 30, 2012 as compared to 9.5% during the six months ended June 25, 2011.

Retail

Income from operations for the retail segment increased $17.5 million, or 22.9%, to $93.7 million for the six months ended June 30, 2012 compared to $76.2 million for the six months ended June 25, 2011. Income from operations as a percentage of net sales for the retail segment increased to 21.2% for the six months ended June 30, 2012 compared to 19.7% for the six months ended June 25, 2011. The increase as a percentage of net sales was primarily due to a decrease in occupancy costs of 0.7% as a percentage of net sales and a decrease in general administrative expenses of 0.4% as a percentage of net sales. The decrease in occupancy costs as a percentage of net sales reflects the maturation of our newer stores as the increase in comparable sales more than offsets the increase in our store occupancy costs. The decrease in general administrative expenses as a percentage of net sales were largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the six months ended June 30, 2012 as compared to the six months ended June 25, 2011.

Direct

Income from operations for the direct segment increased $1.8 million, or 21.0%, to $10.4 million for the six months ended June 30, 2012 compared to $8.6 million for the six months ended June 25, 2011. Income from operations as a percentage of net sales for the direct segment increased to 20.0% for the six months ended June 30, 2012 compared to 18.8% for the six months ended June 25, 2011. This increase was primarily due to a decrease in general administrative expenses as a percentage of net sales which was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for the six months ended June 30, 2012 as compared to the six months ended June 25, 2011.

Corporate Costs

Corporate costs increased $2.4 million, or 5.4%, to $45.9 million during the six months ended June 30, 2012 compared to $43.6 million for the six months ended June 25, 2011. Corporate costs as a percentage of net sales decreased to 9.3% for the six months ended June 30, 2012 compared to 10.1% for the six months ended June 25, 2011. The dollar increase was primarily due to increases in corporate payroll and stock compensation expense of $4.1 million, impairments and dispositions of fixed assets of $1.1 million and an increase in depreciation and amortization expense of $0.7 million in the six months ended June 30, 2012 compared to the six months ended June 25, 2011, partially offset by a $3.7 million charge for non-income based tax exposures during the six months ended June 25, 2011. The decrease as a percentage of sales was largely the result of the charge for non-income based taxes, which was approximately 0.9% as a percentage of net sales during the six months ended June 25, 2011.

Loss on extinguishment of debt

Loss on extinguishment of debt of $0.6 million for the six months ended June 25, 2011 represents the write-off of unamortized deferred financing fees related to the repurchase of our Notes in February 2011.

Interest Expense, net

Interest expense, net decreased $1.3 million, or 77.4%, to $0.4 million in the six months ended June 30, 2012 compared to $1.7 million in the six months ended June 25, 2011. The decrease in interest expense, net during the six months ended June 30, 2012 was primarily due to the redemption of the remaining $55.1 million in aggregate principal of our Notes during February 2011 as well as the early termination of our term loan entered into during January 2011 and terminated in October 2011.

Provision for Income Taxes

We recognized $22.9 million of income tax expense during the six months ended June 30, 2012 compared to $15.5 million during the six months ended June 25, 2011. The effective tax rate for both the six months ended June 30, 2012 and the six months ended June 25, 2011 was 39.7%.

Net Income

As a result of the foregoing, we generated net income of $34.9 million in the six months ended June 30, 2012 compared to net income of $23.5 million in the six months ended June 25, 2011.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	June 30, 2012	December 31, 2011
Balance Sheet Data:
Cash and cash equivalents	$50,436	$10,754
Working capital	123,290	69,343
Total assets	528,377	490,605
Total debt, including capital leases	468	956

	Six Months Ended
	June 30, 2012	June 25, 2011
Other Information:
Depreciation and amortization of fixed and intangible assets	$10,855	$9,848

Cash Flows Provided By (Used In):
Operating activities	$39,424	$35,259
Investing activities	(10,883)	(9,911)
Financing activities	11,141	(44,435)

Net increase (decrease) in cash and cash equivalents	$39,682	$(19,087)

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

We plan to spend approximately $35 million to $40 million in capital expenditures during Fiscal 2012, most of which will pertain to new stores we anticipate opening throughout the year and costs of a new distribution center planned to open in Fiscal 2013. Of the total capital expenditures projected for Fiscal 2012, we have already invested $10.9 million during the six months ended June 30, 2012. We plan on opening approximately 52 stores during Fiscal 2012, of which we have already opened 24 stores as of June 30, 2012. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $160,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

Currently, the Company’s cash management practice is to realize lower bank fees in lieu of generating interest income on its cash balances.

We were in compliance with all debt covenants as of June 30, 2012. We expect to be in compliance with these same debt covenants during the remainder of Fiscal 2012 as well.

Cash Provided by Operating Activities

Net cash provided by operating activities was $39.4 million for the six months ended June 30, 2012 as compared to $35.3 million for the six months ended June 25, 2011. The $4.2 million increase in cash flows from operating activities is primarily due to the increase in our net income, partially offset by the changes in income and non-income based taxes payable, for the six months ended June 30, 2012 as compared to the six months ended June 25, 2011.

Cash Used in Investing Activities

Net cash used in investing activities was $10.9 million during the six months ended June 30, 2012 as compared to $9.9 million during the six months ended June 25, 2011. Capital expenditures during the six months ended June 30, 2012 and June 25, 2011 were used primarily for the build-out of new stores and improvements to existing stores, as well as computer equipment related to those stores. The Company opened 24 new stores in each of the six month periods ended June 30, 2012 and June 25, 2011.

Cash Provided by / Used in Financing Activities

Net cash provided by financing activities was $11.1 million for the six months ended June 30, 2012, as compared to net cash used in financing activities of $44.4 million for the six months ended June 25, 2011. The $55.6 million increase in cash flows related to financing activities was primarily due to the redemption of $55.1 million of our Notes as well as net repayments of borrowings under our revolving credit facility of $18.0 million during the six months ended June 25, 2011, partially offset by net borrowings of $21.9 million related to our term loan during the six months ended June 25, 2011.

2009 Revolving Credit Facility

The terms of our 2009 Revolving Credit Facility, as amended, extend through September, 2015, and allow the Company to borrow up to $70.0 million subject to the terms of the facility. For information regarding the terms of our 2009 Revolving Credit Facility, refer to Note 5. Credit Arrangements in the Notes to Condensed Consolidated Financial Statements. During the six months ended June 30, 2012 there have been no borrowings under the 2009 Revolving Credit Facility. The unused available line of credit under the 2009 Revolving Credit Facility at June 30, 2012 was $69.3 million.

Contractual Obligations and Commercial Commitments

During the six months ended June 30, 2012, there have been no significant developments with respect to our contractual obligations since December 31, 2011. For additional information, see Contractual Obligations and Commercial Commitments under “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Company’s market risks relate primarily to changes in interest rates if there were outstanding indebtedness, however, except for its capital lease obligations, the Company had no outstanding debt as of June 30, 2012. Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows.

Our 2009 Revolving Credit Facility carries a floating interest rate that is tied to the adjusted Eurodollar rate and the prime rate and, therefore, our statements of operations and our cash flows are exposed to changes in interest rates. As of June 30, 2012, there were no borrowings on our 2009 Revolving Credit Facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d — 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2012, pursuant to Exchange Act Rule 13a-l5. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2012 are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control structure over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 7 in the Notes to Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in our Fiscal 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 28, 2012. Except as described in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, as filed with the Securities and Exchange Commission on May 8, 2012, there has not been a material change to the risk factors set forth in our 2011 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Anthony N. Truesdale pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brenda Galgano pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Notes to Condensed Consolidated Financial Statements (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2012.

VITAMIN SHOPPE, INC.

By:	/s/ Anthony N. Truesdale
Anthony N. Truesdale
Chief Executive Officer

By	/s/ Brenda Galgano
Brenda Galgano
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Anthony N. Truesdale pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brenda Galgano pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Notes to Condensed Consolidated Financial Statements (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.