Form 10-K
period 2012-12-29
Vitamin Shoppe, Inc.
filed 2013-02-26
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,620,023,904 as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.

As of January 26, 2013, Vitamin Shoppe, Inc. had 30,177,220 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on June 5, 2013.

EX 21.1

EX 23.1

EX 31.1

EX 31.2

EX 32.1

EX 32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

Forward-Looking Statements

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Vitamin Shoppe, Inc. (formerly VS Holdings, Inc. (“VSI”)), Vitamin Shoppe Industries Inc. (“Industries”), VS Direct Inc. (“Direct”), Vitamin Shoppe Mariner, Inc. (“Mariner”), and Vitapath Canada Limited (“VCL,” and, together with VSI, Industries, Direct and Mariner, the “Company,” “we,” “us” or “our”) caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, new stores, working capital, liquidity, capital expenditures, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements.” You can identify these statements by forward-looking words such as “expect,” “intend,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words concerning future events. Such “forward looking statements” should, therefore, be considered in light of the factors set forth throughout this Annual Report on Form 10-K, including “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Electronic Access to Company Reports

Our investor website can be accessed at www.vitaminshoppe.com under “Investor Relations”. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Standards of Business Conduct for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our investor website under the captions “Corporate Governance” and “SEC Filings”. Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, Vitamin Shoppe, Inc., 2101 91st Street, North Bergen, New Jersey, 07047. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

PART I

Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company,” “we,” “us” and “our” refer to Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., and Vitapath Canada Limited. References to “VMS” mean vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. References to “Fiscal” or “Fiscal Year” mean the fifty-two weeks ended December 29, 2012 for Fiscal Year 2012, the fifty-three weeks ended December 31, 2011 for Fiscal Year 2011 and the fifty-two weeks ended December 25, 2010 for Fiscal Year 2010.

Item 1.	Business

Overview of our Company

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market over 400 different nationally recognized brands as well as our proprietary brands, which include Vitamin Shoppe, BodyTech and True Athlete. We believe we offer the greatest variety of products among VMS retailers with approximately 8,500 stock keeping units (“SKUs”) offered in our typical store and approximately 9,000 additional SKUs available through our e-commerce and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or at mass merchants, such as drugstores and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

We sell our products through two operating segments: retail and direct. In our retail segment, we have leveraged our successful store economic model by opening a total of 286 new stores from the beginning of fiscal year 2007 through fiscal year 2012. As of January 26, 2013, we operated 579 stores in 42 states, the District of Columbia, Puerto Rico and Ontario, Canada, primarily located in high-traffic regional retail centers. In our direct segment, we sell our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. Our e-commerce sites and our catalog complement our in-store experience by extending our retail product offerings and enable us to access customers outside our retail markets and those who prefer to shop online.

On December 17, 2012, Vitamin Shoppe Mariner, Inc. entered into a definitive agreement to purchase the assets and assume certain liabilities of Super Supplements, Inc., a specialty retailer of vitamins, minerals, supplements and sports nutrition, for approximately $50 million. Super Supplements, Inc., headquartered in Seattle, Washington, operated 31 stores in Washington, Oregon and Idaho. The acquisition was completed on February 14, 2013. Refer to Note 16. Subsequent Event of the consolidated financial statements included as part of this Annual Report on Form 10-K for additional information.

Segment Information

We sell our products through two operating segments: retail, which is our retail store format, and direct, which consists of our internet and catalog formats.

Retail.  We believe we operate a unique retail store format in the VMS industry, which has been successful in diverse geographic and demographic markets, ranging from urban locations in New York City to suburban locations in Plantation, Florida and Manhattan Beach, California. Our stores carry a broad selection of VMS products and are staffed with experienced and knowledgeable Health Enthusiasts who are able to educate our customers about product features and assist in product selection.

Direct.  We sell our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. Our e-commerce sites and our catalog complement our in-store experience by extending our retail product offerings with approximately 9,000 additional SKUs that are not available in our stores and enable us to access customers outside our retail markets and those who prefer to shop online. Catalog sales were not material in 2012, and are expected to remain immaterial in the future, as customers migrate to our e-commerce sites and stores.

Industry

The VMS industry in the U.S. is highly fragmented, and based on the most current information available from the Nutrition Business Journal (“NBJ”) no single industry participant accounted for more than 5% of total domestic industry sales in 2011. Retailers of VMS products primarily include specialty retailers and mass merchants, such as drugstores and supermarkets. The specialty retailers typically cater to the more sophisticated VMS customer by focusing on selection and customer service, while the mass merchants generally offer a limited assortment comprised of more mainstream products with less customer care. Specialty retailers comprised the largest segment of the market in 2011, with 37% market share, according to the NBJ.

According to the NBJ, the U.S. nutritional supplements industry was a $30.0 billion retail market in 2011, and is projected to grow at an approximate 6.5% average annual growth rate through 2020. NBJ anticipates that specialty retail will remain the major market driver for supplements through 2020, and the specialty retail channel is expected to add over $7 billion in new annual sales by that time. The internet channel is expected to post the most impressive percent growth over the next several years, and NBJ forecasts 12% compound annual growth for the internet channel from 2012 to 2020. Positive industry trends include an aging U.S. population, rising healthcare costs and the increased use of preventive measures. In addition, the increased focus on diet and nutrition, along with growing fitness and wellness program participation, serves as a positive trend for the nutritional supplements industry.

Competitive Strengths

We believe we are well positioned to capitalize on the favorable VMS industry dynamics as a result of the following competitive strengths:

Extensive Product Selection, Including a Strong Assortment of Proprietary Brands.  We believe we have a complete and authoritative merchandise assortment and market one of the broadest product selections in the VMS industry, with approximately 17,500 competitively priced SKUs from a combination of over 400 different nationally recognized brands and our proprietary brands. Our proprietary brand merchandise accounted for approximately 22% of our net sales in Fiscal 2012, and provides our customers the opportunity to purchase VMS products at a great value while affording us higher gross margins.

Value-Added Customer Service.  We believe we offer the highest degree of customer service among national competitors in the VMS retail industry, aided by the deep product knowledge of our experienced Health Enthusiasts. We place a strong emphasis on employee training and customer service and view our Health Enthusiasts as health and wellness information stewards who educate our customers while assisting them with their product selections.

Highly Refined Real Estate Strategy.  We apply demanding criteria to our retail site selection. We locate our stores primarily in attractive stand-alone locations or endcap (corner) positions in retail centers. We believe that the location and visibility of our real estate is our single most effective and efficient customer acquisition strategy.

Attractive, Loyal Customer Base.  We have a large and growing base of loyal customers who proactively manage their long-term health and wellness through the use of supplements. Approximately 89% of net sales in fiscal 2012 were attributable to our Healthy Awards customers. Our no-fee Healthy Awards Program promotes brand loyalty among our customers and allows our customers to earn points redeemable for future purchases, approximately 74% of which were redeemed in Fiscal 2012.

Multi-Channel Retailer.  We are a multi-channel retailer, distributing products through our retail stores, our e-commerce sites and our catalog, enabling us to access customers outside our retail markets and those who prefer to shop online. This business model affords us multiple touch points of interaction with our customers, which allows us to gather data and communicate with them in person, through our call center and via the internet.

Experienced Management Team with Proven Track Record.  We have assembled a management team across a broad range of disciplines with extensive experience in building leading national specialty retailers.

Business Strategy

We intend to continue to pursue the following key strategies to drive customer traffic, grow our sales and improve profitability:

•

Store and Comparable Sales Growth—To increase sales and profitability through the maturation of the 286 stores we opened since the beginning of Fiscal 2007 through Fiscal 2012. In Fiscal 2012, comparable stores sales increased by 8.2% on a 52 week basis (a store is included in the comparable store sales calculation after 410 days of operations). The increase in our store base has improved shopping convenience to our customers, and we plan to selectively open approximately 50 to 60 new stores per year over the next few years. Based on an analysis conducted by an independent third-party, the U.S. market can support up to 900 Vitamin Shoppe stores, in the current store format;

•

Increase Emphasis on our Direct Business—To increase sales of our direct business segment by continuing to enhance the features and functionality of our e-commerce sites and providing our customers with a more personalized shopping experience. We plan to continue to enhance our internet platform attributes for customer tracking and marketing ability, which allows us, among other things, to better market to our customers;

•

Enhance the Customers’ Shopping Experience—To enhance our customers’ shopping experience by continuing to offer a convenient shopping experience complimented by our knowledgeable Health Enthusiasts and access to a broad selection of products that are in-stock and priced competitively to the marketplace. We continue to expand categories complementary to our core VMS and sports nutrition products, and we plan to strengthen our assortment by adding new products and brands in growth categories. In order to keep our assortment relevant we have added over 1,500 new items in 2012. In addition, after extensive customer research, we launched our rebranding initiative in October, 2012. We have updated our logo and visual identity system to more accurately reflect our personality and what our customers tell us they admire about us. All new stores going forward will reflect this new identity, as well as select remodels of our existing store base. Our website was updated with the new identity in October, 2012;

•	Leverage Customer Database—To utilize our extensive customer database to improve customer loyalty, facilitate direct marketing and increase cross-sell opportunities; and

•

Continuous Health Enthusiast Education and Training—To continue to invest in Health Enthusiast training and provide employees with opportunities to grow within our Company. In 2012 we held our eighth product education conference, attended by our store and district managers, and a large body of our vendors. It is our current plan to continue this conference as an annual event. In addition, we continue to improve and expand our Vitamin Shoppe University, which provides the opportunity for our Health Enthusiasts to expand their knowledge and stay current on new products and developments in our industry.

•

International Expansion—To expand into international markets. In December 2012, we opened two stores in Ontario, Canada. We also plan to expand internationally through franchise and wholesale opportunities.

•	Product development—To continue to respond to customer needs through the development of new products.

Retail Stores

We believe we operate a unique retail store format in the VMS industry by locating our retail stores in high-traffic areas, instead of a mall-based retail format similar to our competitors. Many of our stores are freestanding, which further enhances store visibility. Our retail store format has been successful in diverse geographic and demographic markets, ranging from urban locations in New York City, to suburban locations in Plantation, Florida and Manhattan Beach, California. Our stores carry a broad selection of VMS products and are staffed with experienced and knowledgeable Health Enthusiasts who are able to educate our customers about product features and assist in product selection.

Store Counts and Locations

We plan to open approximately 50 new stores in Fiscal 2013. The following table shows the change in our network of stores for the Fiscal Years 2007 through 2012:

	Fiscal Year
	2012	2011	2010	2009	2008	2007
Store Data:
Stores open at beginning of year	528	484	438	401	341	306
Stores opened	54	48	47	39	62	36
Stores closed	(3)	(4)	(1)	(2)	(2)	(1)

Stores open at end of year	579	528	484	438	401	341

Our new stores typically have reached sales more consistent with our mature store base over an approximate four to five year time period. As a result, new stores generally have a negative impact on our overall operating margin. As our recently opened stores mature, we expect them to contribute meaningfully to our sales and store contribution. The following table reflects our store count by state, as well as the District of Columbia, Puerto Rico and Ontario, Canada, at December 29, 2012:

	Stores Open at December 29, 2012		Stores Open at December 29, 2012
Alabama	4	Nebraska	2
Arizona	10	Nevada	3
California	71	New Hampshire	4
Colorado	8	New Jersey	27
Connecticut	9	New Mexico	3
Delaware	3	New York	64
District of Columbia	1	North Carolina	17
Florida	63	Ohio	19
Georgia	16	Oklahoma	1
Hawaii	6	Oregon	6
Iowa	3	Pennsylvania	18
Idaho	1	Rhode Island	1
Illinois	33	South Carolina	8
Indiana	9	Tennessee	9
Kansas	3	Texas	45
Kentucky	5	Utah	2
Louisiana	4	Vermont	1
Maine	1	Virginia	22
Maryland	18	Washington	10
Massachusetts	15	Wisconsin	6
Michigan	12
Minnesota	7	Ontario, Canada	2
Missouri	5	Puerto Rico	2

		Total	579

As of January 26, 2013, we leased the property for all of our 579 stores. Our typical lease terms are ten years, with one or two five-year renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for our stores, 24 expire in Fiscal 2013, 74 expire in Fiscal 2014, 63 expire in Fiscal 2015, 54 expire in Fiscal 2016, 53 expire in Fiscal 2017 and the balance expire in Fiscal 2018 or thereafter. For the majority of our leases, renewal options remain available.

Our primary warehouse and distribution center and corporate headquarters are consolidated into a leased, 230,000 square-foot facility. The initial lease term for the facility, which commenced in 2002, is for 15 years, with one five-year renewal option. In addition to our primary facility, we entered into an agreement with a west coast third party logistics facility during Fiscal 2010, which we began fully utilizing during the third fiscal quarter of 2010. The agreement is for a period of three years, with subsequent one-year renewal options, and supplies certain of our stores in the western United States and direct to consumer orders. In the third fiscal quarter of 2012, we entered into an agreement to lease a 311,730 square-foot warehousing and distribution facility in Ashland, Virginia. The initial lease term is fifteen years, beginning in April 2013. In the fourth fiscal quarter of 2012, we entered into two agreements to lease a total of 56,281 square-feet of additional office space in Secaucus, New Jersey. The lease terms begin in January 2013 and April 2014, respectively, and both leases expire in October 2029.

We believe that all of our current facilities are in good condition.

Other

We organize our products by category enabling easy comparisons between different brands within each product sub-category, including our Vitamin Shoppe, BodyTech, True Athlete and other proprietary brands. In addition, our stores are staffed with experienced and knowledgeable Health Enthusiasts, many of whom are regular and informed VMS consumers. Our Health Enthusiasts are trained to educate our customers about product features and assist our customers in product selection. To further educate our customers, our stores are equipped with Aisle Seven, an independent source of health and wellness information.

Products

We are proud to offer a comprehensive selection of vitamins, minerals, herbs, homeopathic remedies, specialty supplements such as fish oil, probiotics, glucosamine and Co Q10, sports nutrition, weight management, as well as natural bath and beauty, pet supplements and options for a healthy home. Our offering includes approximately 17,500 SKUs from over 400 brands. We offer products exclusive to our assortment in our Vitamin Shoppe®, BodyTech®, True Athlete® and Optimal Pet® brands which include products such as Ultimate Man, Ultimate Women, Whey Tech Pro 24 and Natural Whey Protein. We also offer a comprehensive assortment from leading national brands such as Optimum Nutrition®, USP Labs®, Garden of Life®, Cytosport®, Nature’s Way®, Solaray® and Solgar®. This extensive assortment is designed to provide our customers with a unique selection of available product in order to help them achieve their health and wellness goals. Sales of our branded products, including Vitamin Shoppe, BodyTech and True Athlete accounted for approximately 22% of our net sales in Fiscal 2012.

Key Product Categories

Based on data collected from our merchandise systems, below is a comparison of our net merchandise sales by major product category and the respective percentage of our total net merchandise sales for the periods shown (in thousands):

Product Category	Fiscal 2012		Fiscal 2011 (a)		Fiscal 2010
	Dollars	%	Dollars	%	Dollars	%
Vitamins, Minerals and Herbs	$366,818	39%	$340,773	40%	$302,568	40%
Specialty Supplements and Sports Nutrition	500,675	53%	449,981	53%	393,349	53%
Other	81,192	8%	62,438	7%	51,130	7%

Total	948,685	100%	853,192	100%	747,047	100%
Delivery Revenue	2,217		3,394		4,435

	$950,902		$856,586		$751,482

(a)	Fiscal 2011 represents a 53-week period.

Vitamins and Minerals

Vitamins and minerals are taken to maintain health, proactively to improve health and in support of specific health conditions. These products help prevent nutrient deficiencies that can occur when diet alone does not provide all the necessary vitamins and minerals our bodies need. The vitamin and mineral product category includes multi-vitamins, which many consider to be a foundation of a healthy regimen, lettered vitamins, such as Vitamin A, C, D, E, and B-complex, along with major and trace minerals such as calcium, magnesium, chromium and zinc. With approximately 3,000 SKUs, a wide range of potency levels and multiple delivery systems, our customers have many choices to fit their individual needs.

Herbs and Homeopathy

Herbs offer a natural remedy and are taken to address specific conditions. Certain herbs can be taken to help support specific body systems, including ginkgo to support brain function and milk thistle to help support liver function, as well as other less common herbs such as black cohosh for menopause support. Herbal products include whole herbs, standardized extracts, herb combination formulas and teas. Homeopathic remedies offer our customers the ability to address health concerns while providing the safety of having no known drug interactions or side effects. With approximately 4,000 SKUs, a wide range of potency levels and multiple delivery systems, our customers have many choices to fit their individual needs.

Specialty Supplements

Specialty supplements help supply higher levels of nutrients than diet alone can provide, help people stay healthy, and support specific conditions and life stages such as childhood, pregnancy, menopause and aging. Categories of specialty supplements include omega fatty acids, probiotics and condition specific formulas. Certain specialty supplements, such as organic greens, psyllium fiber and soy proteins, are taken for added support during various life stages. Folic acid is specifically useful during pregnancy. Super antioxidants, such as coenzyme Q-10, grapeseed extract and pycnogenol, are taken to address specific conditions. High ORAC (oxygen radical absorptive capacity) fruit concentrates like gogi, mangosteen, pomegranate and blueberry are taken to prevent oxygen radical damage. Other specialty supplement formulas are targeted to support specific organs, biosystems and body functions. We offer approximately 4,500 SKUs of specialty supplements.

Sports Nutrition

Our sports nutrition consumers are looking for products to help maintain or supplement a healthy lifestyle. These products are used in conjunction with cardiovascular conditioning, weight training and sports activities. Major categories in sports nutrition include protein and weight gain powders, meal replacements, nutrition bars, sport drinks and pre and post-workout supplements to either support energy production or enhance recovery after exercise. Our sports nutrition products are offered in many convenient forms, such as powders, tablets, capsules, soft gels and liquids. Our sports nutrition consumers include the sports enthusiast, weekend warrior, endurance athlete, marathoner, serious bodybuilder and others, as well as those seeking to maintain a healthy fitness level. We offer approximately 3,000 SKUs in sports nutrition.

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

Delivery Revenue

Delivery revenue represents amounts billed to customers for shipping fees. The decrease in delivery revenue in Fiscal 2012 and 2011 is primarily the result of lowering the threshold on shipping to customers at no charge during both periods.

Access to New Products

One of the many components of customer satisfaction is the introduction of new products. We identify customer and market trends by listening to our customers, Health Enthusiasts, vendors, contract manufacturers and market influencers. We maintain very active partnerships with our vendors in order to stay on top of their product offerings and to bring new products to our customers quickly. In addition, we have a knowledgeable team of people who focus on bringing new Vitamin Shoppe branded products to our offering. Each year we launch many new products to our Vitamin Shoppe brands including the launch in Fiscal 2012 of Vitamin Shoppe Brand’s Triple Strength Green Tea, Cissus Extract, 3,000mg liquid L-Carnitine, Ultimate Gold Joint Care Formula and Kre-Alkalyn under the True Athlete brand.

Suppliers and Inventory

Optimum Nutrition is the only supplier from whom we purchased at least 5% of our merchandise during Fiscal 2012, 2011 and 2010. We purchased approximately 7% of our total merchandise from Optimum Nutrition during both Fiscal 2012 and 2011, and approximately 6% of our total merchandise from Optimum Nutrition during Fiscal 2010.

We consider numerous factors in supplier selection, including, but not limited to, quality, price, credit terms, and product offerings. As is customary in our industry, we generally do not have long-term contracts with any supplier and most suppliers may discontinue selling to us at any time.

We strive to maintain sufficient inventory to enable us to provide a high level of service to our customers. Inventory, accounts receivable and accounts payable levels, payment terms and return policies are in accordance with standard business procedures. We maintain a distribution network which we use in conjunction with a just-in-time inventory ordering system that we use to replenish our stores based upon customer demand of a given product or products. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $150,000 at cost for each of our new stores, the cost of which is partially offset by vendor incentive and allowance programs. Thirty day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital. We believe that our buying power enables us to receive favorable pricing terms and enhances our ability to obtain high demand merchandise.

Warehouse and Distribution

Our primary distribution facility is a warehouse facility which provides operating space of approximately 180,000 square feet and gives us great control over supervision costs and distribution center related inventory levels. In addition, through a combination of improved technology, processes, controls and layout, we have greatly improved our pick accuracy rates and net inventory accuracy rates. The primary facility currently operates two shifts, seven days a week. In addition, we warehouse and distribute from a west coast third party logistics provider with operating space of approximately 40,000 square feet, which operates one shift seven days a week, to service certain of our west coast stores and direct to consumer orders. As a result of continuing and anticipated growth, we are planning to open a new distribution center in Ashland, Virginia in Fiscal 2013.

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

We have standard procedures whereby all potential Vitamin Shoppe contract manufacturers are reviewed and approved before they can supply any of our proprietary branded products. In addition, all potential new products are vetted and approved prior to being accepted into our branded product lines.

Our four primary suppliers for our branded products are Nature’s Value, Inc., Rasi Laboratories, Inc., Main Street Ingredients and IVC Industries which together produce over half of our branded products. There are numerous contract manufacturers in our industry and we do not believe it would be difficult to source our products from other vendors, should all of our four primary suppliers cease providing us with product. Our relationships with manufacturers require that all Vitamin Shoppe, BodyTech, True Athlete and other branded products not be adulterated or misbranded under any provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the regulations promulgated thereunder. This includes, but is not limited to, compliance with applicable Good Manufacturing Practices (“GMP”). This means that ingredients in our products must be tested for identity, purity, quality, strength, and composition before being incorporated into our branded products, and that our final branded products must again be tested for identity, purity, quality, strength, and composition prior to being released. All of these products require a certificate of analysis, which includes certification to 100% of label claim.

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

Healthy Awards Program

Our Healthy Awards Program, which we established over 15 years ago, encourages our customers to make repeat purchases and enables us to enhance customer loyalty. The program is open to customers across our two distribution channels and is free of charge to join. Members of the program earn one point for every dollar they spend, starting with the first purchase upon joining the program. If a member accumulates over 100 points between January 1 and December 31 in a calendar year, the member will receive a special credit certificate in January of the following year to use on any single purchase made before March 31 of that year. We enrolled approximately 2.0 million new members in Fiscal 2012. The number of active members between retail and online shoppers has grown to approximately 5.2 million as of December 29, 2012.

We utilize our Healthy Awards Program database to track customer purchasing patterns across our two business segments, analyze market and industry trends and create targeted merchandising and marketing strategies. In addition, it provides us with customer and demographic data that has been used to assist us in the selection of future store locations.

Marketing

We believe our high quality real estate is one of our primary marketing tools, as we ensure that our stores are located in high-visibility areas. We advertise in national magazines, and engage in local advertising via direct mail, radio and television for certain new stores. We also engage in niche radio advertising and occasional television advertising. We also exhibit at many consumer trade shows across the country. Additionally, we conduct targeted marketing efforts by mailing offers and promotional announcements to members of our Healthy Awards Program.

We promote our Vitamin Shoppe, BodyTech, True Athlete as well as other branded products through our retail channel by placing the products in strategic and highly visible locations in our stores. Our retail and promotional activities promote our branded products, including Vitamin Shoppe, BodyTech and True Athlete, as the “best value” brands of our in-store products.

Competition

The U.S. nutritional supplements retail industry is highly competitive and fragmented. According to the NBJ, no single retailer accounted for more than 5% of total domestic industry sales in 2011. Competition is based primarily on quality, product assortment, price, customer service, marketing support and availability of new products. We compete with publicly and privately owned companies with broad geographical market coverage and product categories. We compete with other specialty and mass market retailers including Vitamin World®, GNC®, Whole Foods®, Costco® and Wal-Mart®, drugstore chains including Rite-Aid® and Walgreens®, internet and mail order companies including Amazon.com®, Puritan’s Pride®, Vitacost.com®, Bodybuilding.com®, Doctors Trust®, Swanson® and iHerb® in addition to a variety of independent health and vitamin stores and e-commerce outlets.

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

Trademarks and Other Intellectual Property

We believe trademark protection is particularly important to the maintenance of the recognized proprietary brand names under which we market our products. We own trademarks or trade names that we use in conjunction with the sale of our products, including the Vitamin Shoppe, BodyTech and True Athlete brand names. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods including trademark and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. The carrying value of our trademarks, which are primarily indefinite lived intangible assets, was $68.9 million at December 29, 2012 and $68.5 million at December 31, 2011.

Sales from International Sources

For the last three years, less than 0.5% of our sales have been derived from international sources.

Employees

As of December 29, 2012, we had a total of 2,580 full-time and 1,667 part-time employees, of whom 3,697 were employed in our retail channel and 550 were employed in corporate, distribution and direct channel support functions. None of our employees belong to a union or are a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.

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

Government Regulation

The formulation, manufacturing, processing, labeling, packaging, advertising and distribution of our products are subject to regulation by several federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the U.S. Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”). These activities are also regulated by various agencies of the states and localities in which our products are sold. Pursuant to the FDCA, the FDA regulates the processing, formulation, safety, manufacture, packaging, labeling and distribution of dietary supplements (including vitamins, minerals, and herbs) and cosmetics. The FTC has jurisdiction to regulate the advertising of these products.

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

The FDA has broad authority to enforce the provisions of the FDCA applicable to foods, dietary supplements, and cosmetics including powers to issue a public warning letter to a company, to publicize information about illegal products, to request a recall of illegal products from the market, and to request the United States Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the United States courts. The regulation of foods, dietary supplements and cosmetics may increase or become more restrictive in the future.

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

We depend significantly on consumer perception regarding the safety and quality of our products, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by adverse publicity in the form of published scientific research, national media attention or other publicity, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, or questions the benefits of our or similar products or that claims that any such products are ineffective. A new product may initially be received favorably, resulting in high sales of that product, but that sales level may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular products and may not be consistent with earlier favorable research or publicity. Unfavorable research or publicity could have a material adverse effect on our ability to generate sales. For example, in 2003, sales of some of our products, such as those containing ephedra, were initially strong, but decreased as a result of negative publicity and an ultimate ban by the FDA in April 2004. As a result of the above factors, our operations may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Compliance with governmental regulations could increase our costs significantly and adversely affect our operating income.

The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the USDA and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost sales and increased costs to us. The FDA may not accept the evidence of safety for any new ingredients that we may want to market, may determine that a particular product or product ingredient presents an unacceptable health risk, may determine that a particular statement of nutritional support on our products, or that we want to use on our products, is an unacceptable drug claim or an unauthorized version of a food “health claim”. The FDA or the FTC may determine that particular claims are not adequately supported by available scientific evidence. Any such regulatory determination would prevent us from marketing particular products or using certain statements on our products which could adversely affect our sales of those products.

We may experience product recalls, which could reduce our sales and adversely affect our results of operations.

We may be subject to product recalls, withdrawals or seizures in the event any of the products we sell is believed to cause injury or illness or if we are alleged to have violated governmental regulations in the labeling, promotion, sale or distribution of such products. A significant recall, withdrawal or seizure of any of the products we sell may require significant management attention, would likely result in substantial and unexpected expenditures and may adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products may adversely affect consumer confidence in our brands and decrease demand for our products. As is common in the VMS industry, we rely on our third-party vendors to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations. For example, products manufactured by third parties that contain 1.3-dimethylpentylamine/dimethylamylamine/13-dimethylamylamine (“DMAA”) are among our top selling products. Although we have received representations from our third-party vendors that these products comply with applicable regulatory and legislative requirements, media articles have suggested that DMAA may not comply with the Dietary Supplement Health and Education Act of 1994. On April 27, 2012, the U.S. Food and Drug Administration (“FDA”) announced that it had issued warning letters to ten manufacturers and distributors of dietary supplements containing DMAA for allegedly marketing products for which evidence of the safety of the product had not been submitted to FDA. The FDA also indicated that the warning letters advised the companies that the FDA is not aware of evidence or history of use to indicate that DMAA is safe. If it is determined that DMAA does not comply with applicable regulatory and legislative requirements, we could be required to recall or remove from the market all products containing DMAA and we could become subject to lawsuits related to any alleged non-compliance, any of which recalls, removals or lawsuits could materially and adversely affect our business, financial condition and results of operations. As a result of the indeterminable level of product substitution and reformulated product sales, we cannot reliably determine the potential impact of any such recall or removal on our business, financial condition or results of operation.

Regulatory agencies may impose additional laws or regulations or change current laws or regulations, and compliance with new or changed governmental regulations could increase our costs significantly and adversely affect our operating income.

From time to time, Congress, the FDA, the FTC or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable to us or impose more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect that additional governmental regulation, when and if it occurs, would have on our business in the future. Those developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any such developments could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations. See “Business—Government Regulation.”

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

Our products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices our contract manufacturers and third party manufacturers charge us for our Vitamin Shoppe,

BodyTech, True Athlete and other proprietary branded products and third party products. Raw material prices may increase in the future and we may not be able to pass on such increases to our customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In addition, if we no longer are able to obtain products from one or more of our suppliers on terms reasonable to us or at all, our revenues could suffer. We purchased over 10% of our Vitamin Shoppe, BodyTech, True Athlete and other proprietary branded products from Nature’s Value, Inc. Events such as the threat of terrorist attacks or war, or the perceived threat thereof, may also have a significant adverse effect on raw material prices and transportation costs for our products. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products, may have an adverse impact on our suppliers’ ability to provide us with the products we need to maintain our customer relationships and an adequate level of sales.

We currently rely primarily on a single warehouse and distribution facility to distribute most of the products we sell. Disruptions to our warehouse and distribution facility could adversely affect our business.

Our primary warehouse and distribution operations are currently concentrated in a single location adjacent to our corporate headquarters in New Jersey. Although we have added a west coast distribution logistics solution to our operations during 2010 to service certain of our west coast stores and are planning to open a new distribution center in Ashland, Virginia in Fiscal 2013, any significant disruption to our primary distribution center operations for any reason, such as a flood, fire or hurricane, could adversely affect our product distributions and sales until we are able to secure an alternative distribution method.

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

Since the beginning of 2007, we have aggressively pursued new store growth by opening 286 new stores through Fiscal 2012 in existing and new markets. Historically, our new stores have reached sales that are consistent with our mature stores over the course of approximately four to five years. New stores opened since the beginning of 2007, or any new stores we open in the future, may not achieve sales and operating levels consistent with our mature store base in this time frame or at all. The failure of our new store base to achieve sales and operating levels consistent with our mature store base on a timely basis will have an adverse effect on our financial condition and operating results. As of January 26, 2013, we leased 579 stores along with our corporate headquarters and distribution facility. The store leases are generally for a term of ten years and we have options to extend most leases for a minimum of five years. Our business, financial condition, and operating results could be adversely affected if we are unable to continue to negotiate acceptable lease and renewal terms.

In addition, our growth continues to depend, in part, on our ability to open and operate new stores successfully. The success of this strategy depends upon, among other things, the identification of suitable sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our continued expansion will also place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, our new store openings may result in reduced net sales volumes in the direct channel, as well as in our existing stores in those markets. We expect to fund our expansion through cash flow from operations and, if necessary, by borrowings under our revolving credit facility. If we experience a decline in performance, we may slow or discontinue store openings. If we fail to successfully implement these strategies, our financial condition and operating results may be adversely affected.

We operate in a highly competitive industry and our failure to compete effectively could adversely affect our sales and growth prospects.

The U.S. nutritional supplements retail industry is a large and highly fragmented industry. In 2011, no single industry participant accounted for more than 5% of total domestic industry sales. We compete primarily against other specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations and mail order companies. This market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. As certain products become more mainstream, we experience increased competition for those products. For example, as the trend in favor of low carb products developed, we experienced increased competition for our low carb products from supermarkets, drug stores, mass merchants and other food companies. Increased competition from companies that distribute through retail, internet or wholesale channels could have a material adverse effect on our financial condition and results of operations. Certain of our competitors may have significantly greater financial, technical and marketing resources than we do. In addition, our competitors may be more effective and efficient in introducing new products. We may not be able to compete effectively, and any of the factors listed above may cause price reductions, reduced margins and losses of our market share.

The loss of key management could negatively affect our business.

Our success largely depends on the efforts and abilities of our senior executive group and key personnel. The loss of the services of one or more of our key executives or personnel, or the increased demands placed on our key executives and personnel by our continued growth could adversely affect our financial performance and our ability to execute our strategies. Our continued success also depends on our ability to attract and retain qualified team members to meet our future growth needs. We may not be able to attract and retain necessary team members to operate our business.

If we fail to protect our brand name, competitors may adopt tradenames that dilute the value of our brand name.

We may be unable or unwilling to strictly enforce our trademarks in each jurisdiction in which we do business. In addition, because of the differences in foreign trademark laws concerning proprietary rights, our trademarks may not receive the same degree of protection in foreign countries as they do in the United States. Also, we may not always be able to successfully enforce our trademarks against competitors, or against challenges by others. Our failure to successfully protect our trademarks could diminish the value and efficacy of our past and future marketing efforts, and could cause customer confusion, which could, in turn, adversely affect our sales and profitability.

We may be subject to intellectual property litigation and infringement claims by others.

We may be subject to intellectual property litigation and infringement claims initiated by others, other competitors or entities may assert rights in, or ownership of, our trademarks and other intellectual property rights or in marks that are similar to ours, and we may not be able to successfully resolve these types of conflicts to our satisfaction. Claims and litigation of this nature could cause us to incur significant expenses or prevent us from selling or using some of our products, which could, in turn, adversely affect our sales and profitability.

Changes in accounting standards and estimates could materially impact our results of operations.

Generally accepted accounting principles and the related authoritative guidance for many aspects of our business, including revenue recognition, inventories, goodwill and intangible assets, leases, income taxes and stock-based compensation, are complex and involve subjective judgments. Changes in these rules or changes in the underlying estimates, assumptions or judgments by our management could have a material adverse effect on our results of operations. For example, proposed authoritative guidance for lease accounting, once finalized and enacted, may have a material adverse effect on our results of operations and financial position.

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

If we fail to protect the integrity and security of customer and Health Enthusiast information, we could be exposed to litigation, increased costs and reputational damage, and our business could be adversely affected.

The use of individually identifiable data by us, our customers, our Health Enthusiasts and others is regulated at the state, federal and international levels. Privacy and information security laws and regulations change from time to time, and increasing costs of compliance with those laws and regulations and related technology investments could cause our business and results of operations to suffer materially. Additionally, the success of our online operations depends upon the secure transmission of confidential information over public networks, including the use of cashless payments. While we have taken significant steps to protect customer and confidential information, the intentional or negligent actions of Health Enthusiasts, our suppliers or others may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate confidential data. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement preventative measures. If our data security is compromised, it could have a material adverse effect on our reputation, operating results and financial condition, materially increase the costs we incur to protect against those events in the future and subject us to additional legal risk. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop shopping at our stores or online. The loss of confidence from a data security breach involving Health Enthusiasts could hurt our reputation and cause Health Enthusiast recruiting and retention challenges.

Potential reliance on future indebtedness could adversely affect our financial condition.

We have in the past and may again in the future rely on debt financing to help fund our growth plans. If we again incur material debt financing, it could:

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

Recent legislation regarding healthcare may adversely affect our results of operations.

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act was passed and signed into law. Provisions of this law have become and will become effective at various dates over the next several years, and many of the regulations and guidance for the law have not been implemented. Due to the breadth and complexity of this law, the lack of implementing regulations and interpretive guidance and the phased-in nature of the implementation, we cannot predict the future effect of this law on our business. In part because it may increase the costs of providing medical insurance to our Health Enthusiasts and we may be unable to pass on these costs to our customers, the new law may adversely affect our results of operations, financial position and cash flows.

Our international operations may result in additional market risks, which may harm our business.

We entered the Canadian market in 2012 and operate 2 stores in Canada and also distribute products to other countries as of December 29, 2012. As our international operations expand, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. Our results may be increasingly affected by the risks of our international activities, including:

•	Fluctuations in currency exchange rates;

•	Changes in international staffing and employment issues;

•	Tariff and other trade barriers;

•	Greater difficulty in using and enforcing our intellectual property rights;

•	Failure to understand the local culture and market;

•	Inconsistent product regulation or sudden policy changes by foreign agencies or governments;

•	Compliance with foreign laws, including tax laws and financial accounting standards; and

•	Political and economic instability and developments.

Natural disasters and unusually adverse weather conditions could cause permanent or temporary damage to our distribution center or stores, impair our ability to purchase, receive or replenish inventory or cause customer traffic to decline, all of which could result in lost sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, earthquakes, tornadoes, high winds and other severe weather, could adversely affect our operations and financial performance. To the extent these events result in the closure of our distribution centers, our corporate headquarters, a significant number of our stores, or to the extent they adversely affect one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to make deliveries to our stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from suppliers, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption to our information systems. These events also could have indirect consequences, such as increases in the cost of insurance, if they were to result in significant loss of property or other insurable damage.

If we fail to successfully integrate the assets of Super Supplements, Inc. into our operations, it could have an adverse effect on our financial results.

Difficulties in assimilating the acquired assets of Super Supplements, Inc. into our operations may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to integrate the operations of Super Supplements, Inc., including its personnel, financial systems, distribution, operations and general operating procedures. We also may not be able to retain key personnel. If we fail to successfully integrate the assets of Super Supplements, Inc., we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results. Also, the acquisition and integration of the assets of Super Supplements, Inc. may not meet or exceed our expectations and, therefore, may adversely affect our financial performance.

Our e-commerce business is subject to third party dependencies. Changes in business practices or terms by such third parties could have an adverse impact on our financial results.

Our e-commerce business has several third party relationships that contribute to our ability to generate revenue from a variety of online sources. These relationships may be dependent upon third party tools, such as search engines, or established business terms negotiated by the Company. If the economics of these relationships or the use of the third party tools utilized to drive revenue change materially, this could affect our decision to maintain these relationships, and could result in lost sales and otherwise adversely affect our financial performance.

Failure to successfully open our new distribution center could have an adverse effect on our business.

If we fail to successfully open our new distribution center, we could experience increased costs associated with diminished productivity and operating inefficiencies related to the flow of goods through our supply chain which could have an adverse affect on our financial results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 26, 2013, there were 579 retail stores open in the United States and Canada. See “Item 1—Business—Store Counts and Locations” for additional information on the growth in our network of stores for Fiscal 2007 through 2012 and the location of our stores as of December 29, 2012. As of January 26, 2013, we leased the property for all of our 579 stores. We do not believe that any individual store property is material to our financial condition or results of operation. Of the leases for our stores, 24 expire in Fiscal 2013, 74 expire in Fiscal 2014, 63 expire in Fiscal 2015, 54 expire in Fiscal 2016, 53 expire in Fiscal 2017 and the balance expire in Fiscal 2018 or thereafter. We have options to extend most of these leases for a minimum of five years.

Our corporate offices, along with our primary warehouse and distribution center, are housed in one facility. The initial lease term for the facility, entered into in Fiscal 2002, was for 15 years, with one five-year renewal option. In addition to our primary distribution facility, we entered into an agreement with a west coast third party logistic solution facility for a period of three years, with subsequent one-year renewal options, which we began using in our operations in the third fiscal quarter of 2010. In the third fiscal quarter of 2012, we entered into an agreement to lease a 311,730 square-foot warehousing and distribution facility in Ashland, Virginia. The initial lease term is fifteen years beginning in April 2013. In the fourth fiscal quarter of 2012, we entered into two agreements to lease a total of 56,281 square-feet of additional office space in Secaucus, New Jersey. The lease terms begin in January 2013 and April 2014, respectively, and both leases expire in October 2029.

Item 3.	Legal Proceedings

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. As of December 29, 2012, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since October 28, 2009 our common stock has been traded on the New York Stock Exchange (“NYSE”) under the trading symbol “VSI”. At December 29, 2012, there were 30,170,627 common shares outstanding, and the closing sale price of our common stock was $55.98. Also as of that date, we had approximately 153 common shareholders of record. The table below sets forth the high and low closing sale prices of our common stock for the periods indicated:

Fiscal period	High	Low
2012 Quarter ended:
March	$45.49	$40.19
June	54.93	43.30
September	60.52	53.32
December	61.67	53.30

2011 Quarter ended:
March	$35.30	$30.79
June	45.48	33.53
September	47.92	38.41
December	41.46	35.24

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on the Company’s common stock with the Russell 2000 Index (RUT), S&P Retail Index (SPXRT) and the NYSE Composite Index (NYA) for the period covering the Company’s initial public offering on October 28, 2009 through December 29, 2012. The graph assumes an investment of $100 made at the closing of trading on October 28, 2009, in (i) The Company’s common stock, (ii) the stocks comprising the RUT, (iii) the stocks comprising the SPXRT and (iv) the stocks comprising the NYA. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable time period.

Item 6.	Selected Financial Data

We have derived the selected financial data presented below from our consolidated financial statements for the Fiscal Years ended December 29, 2012, December 31, 2011, December 25, 2010, December 26, 2009, and December 27, 2008. Financial results for the Fiscal Year ended December 29, 2012 are based on a 52-week period. Financial results for the Fiscal Year ended December 31, 2011 are based on a 53-week period, unless otherwise stated. Financial results for the Fiscal Years ended December 25, 2010, December 26, 2009, and December 27, 2008 are based on a 52-week period. The selected financial information for the Fiscal Years ended December 29, 2012, December 31, 2011 and December 25, 2010 presented below, should be read in conjunction with such consolidated financial statements and notes included herein and in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On November 2, 2009, we completed an initial public offering (“IPO”). Prior to and in connection with the IPO, VS Parent, Inc. (our former Parent company) merged into VS Holdings, Inc., with VS Holdings, Inc. being renamed as Vitamin Shoppe, Inc. (the “Merger”). All common shares and warrants previously issued by VS Parent, Inc., were converted to common shares of Vitamin Shoppe, Inc., at approximately a 1.8611-for-one split, and all preferred shares issued by VS Parent, Inc. were converted on a one-to-one basis to preferred shares of Vitamin Shoppe, Inc. In addition, as the Merger was between entities under common control, the amounts for fiscal year 2008 presented below have been retroactively adjusted to reflect the Merger as if it occurred prior to fiscal year 2008.

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010	December 26, 2009	December 27, 2008
	(data presented in thousands, except for share and per share data and number of stores)
Statement of Operations Data:
Net sales	$950,902	$856,586	$751,482	$674,495	$601,540
Cost of goods sold	617,920	563,627	501,948	457,573	405,659

Gross profit	332,982	292,959	249,534	216,922	195,881
Selling, general and administrative expenses	233,610	216,125	189,872	173,144	158,713
Related party expenses	—	—	—	2,446	1,523

Income from operations	99,372	76,834	59,662	41,332	35,645
Loss on extinguishment of debt and other (1)	—	635	1,349	2,016	—
Interest expense, net	659	2,325	9,517	18,636	21,137

Income before provision for income taxes	98,713	73,874	48,796	20,680	14,508
Provision for income taxes	37,888	29,010	19,550	8,014	6,341

Net income	60,825	44,864	29,246	12,666	8,167
Preferred stock dividends in arrears (2)	—	—	—	7,692	9,279

Net income (loss) available to common stockholders	$60,825	$44,864	$29,246	$4,974	$(1,112)

Weighted average shares outstanding (2):
Basic	29,473,711	28,802,103	27,390,419	16,238,338	14,175,906
Diluted	30,110,237	29,556,024	28,338,788	17,748,371	14,175,906

Net income (loss) per share:
Basic	$2.06	$1.56	$1.07	$0.31	$(0.08)
Diluted	$2.02	$1.52	$1.03	$0.28	$(0.08)

Other Financial Data:
Depreciation and amortization of fixed and intangible assets	$23,076	$20,300	$21,112	$21,095	$17,483

Operating Data:
Number of stores at end of period	579	528	484	438	401
Net sales per store (3)	$1,468	$1,451	$1,380	$1,361	$1,303
Comparable store sales growth (4)	8.2%	7.4%	7.1%	5.2%	6.2%

Balance Sheet Data:
Working capital	$153,453	$69,343	$75,959	$50,416	$52,285
Total assets	586,285	487,830	482,976	466,731	461,632
Total debt, including capital lease obligations	168	956	75,794	123,946	186,382
Stockholders’ equity	447,418	355,803	297,696	234,351	168,483

(1)	For Fiscal 2011, loss on extinguishment of debt includes $0.6 million for the write-off of unamortized deferred financing fees related to the repurchase of the remaining portion of our floating rate notes in February 2011 and $0.1 million for the write-off of unamortized deferred financing fees related to the early termination of our term loan in October 2011. For Fiscal 2010, loss on extinguishment of debt includes the write-off of deferred financing fees and a portion of the unrecognized loss on our terminated interest rate swap of $0.9 million and $0.4 million, respectively, related to the repurchase of a portion of our floating rate notes during Fiscal 2010. For Fiscal 2009, loss on extinguishment of debt includes $0.4 million for the premium on the repurchase of a portion of floating rate notes, along with the write-off of the related portions of deferred financing fees and a portion of the unrecognized loss of our terminated interest rate swap of $0.7 million and $0.6 million, respectively, as well as a $0.3 million write-off of deferred financing fees related to the repayment of our former revolving credit facility which was terminated in September 2009.
(2)	Preferred dividends in arrears are restated for periods prior to December 27, 2009 as a result of the Merger as described above. In addition, shares presented prior to December 27, 2009 take into effect the approximately 1.8611-for-one split which resulted from the Merger.
(3)	Net sales per store are calculated by dividing retail net sales by the number of stores open at the end of the period.
(4)	A store is included in comparable store sales after 410 days of operation. For Fiscal 2011, comparable store sales growth is based on a 52-week period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

References to “Fiscal” or “Fiscal Year” mean the fifty-two weeks ended December 29, 2012 for Fiscal Year 2012, the fifty-three weeks ended December 31, 2011 for Fiscal Year 2011 and the fifty-two weeks ended December 25, 2010 for Fiscal Year 2010.

Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market over 400 different nationally recognized brands as well as our proprietary brands, which include Vitamin Shoppe, BodyTech and True Athlete. We believe we offer one of the greatest variety of products among VMS retailers with approximately 8,500 SKUs offered in our typical store and approximately 9,000 additional SKUs available through our internet and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or mass merchants, such as drug stores chains and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

On December 17, 2012, Vitamin Shoppe Mariner, Inc. entered into a definitive agreement to purchase the assets and assume certain liabilities of Super Supplements, Inc., including 31 retail locations in Washington, Oregon and Idaho, a distribution center in Seattle, Washington and e-commerce business, for approximately $50 million. The acquisition was completed on February 14, 2013. Refer to Note 16. Subsequent Event of the consolidated financial statements included as part of this Annual Report on Form 10-K for additional information.

Trends and Other Factors Affecting Our Business

Our performance is affected by trends that affect the VMS industry, including demographic, health and lifestyle preferences. Changes in these trends and other factors, which we may not foresee, may also impact our business. For example, our industry is subject to potential regulatory actions, such as the announcement in April 2012 of warning letters sent by the U.S. Food and Drug Administration to ten manufacturers and distributors of dietary supplements containing 1.3-dimethylpentylamine/dimethylamylamine/13-dimethylamylamine, or DMAA, and other legal matters that affect the viability of a given product. Potential regulatory trends, variable consumer trends, such as those described in the following paragraph, as well as the overall impact on consumer spending, which may be impacted heavily by current economic conditions, can dramatically affect purchasing patterns. Our business allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives. We will continue to diversify our product lines to offer items less susceptible to the effects of economic conditions.

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

We believe that the aging of the U.S. population provides us with an area of opportunity. The U.S. Census Bureau reports that the number of individuals in the 45 and over age group is expected to increase to 139 million people in 2020 from 120 million people in 2011, representing approximately 1.7 times the overall population growth rate. Moreover, it is estimated that by 2030 the 65 or older group will comprise 20% of the population. We tend to see that as people age they take on a more active role in maintaining or improving their health. As the portion of population over age 45 increases, we believe that we will have an increasing opportunity to drive sales.

We believe that as the costs of healthcare continue to increase, lower-cost alternatives to prescription drugs and preventative supplementation will continue to be an option for the American consumer. According to the Center for Medicare and Medicaid Services, medical spending as a percentage of GDP was 17.9% in 2010, and is projected to reach 20% of GDP by 2021. As an increasing number of the population seeks to avoid costly medical issues and focuses on prevention through diet, supplementation and exercise, we expect the demand in this market segment to provide us with continued opportunities.

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2007, we have opened 287 stores and operate 579 stores located in 42 states, the District of Columbia, Puerto Rico and Ontario, Canada as of January 26, 2013.

Our stores typically require approximately four to five years to mature generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin and sales per square foot. As our recently opened stores mature, we expect them to contribute meaningfully to our operating results.

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

Revenue Recognition.  We recognize revenue upon sale of our products when merchandise is sold “at point of sale” in retail stores or upon delivery to a direct customer, net of sales returns. In addition, we classify amounts billed to customers that represent shipping fees as sales. To arrive at net sales, gross sales are reduced by deferred sales, actual customer returns, and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The net amounts reserved for sales returns were $0.2 million and $0.1 million at December 29, 2012 and December 31, 2011, respectively. Sales taxes collected from customers are presented on a net basis and as such are excluded from revenue.

Inventories.  Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method. As applied to inventories, cost means in principle the sum of the applicable expenditures and charges directly or indirectly incurred in bringing the product to its existing condition and location. Finished goods inventory includes costs on freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and distribution facility, including payroll which are capitalized into inventory and then expensed as merchandise is sold. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from certain of our vendors. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We regularly review our inventory, including when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. These estimates require us to make assessments about the future demand for our products in order to categorize the status of such inventory items as slow moving, expiring, obsolete or in excess of need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends and competition. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation and rapid changes in demand for new and improved products or services. Obsolescence reserves were $1.8 million at both December 29, 2012 and December 31, 2011.

Long-Lived Assets.  We evaluate long-lived assets, including fixed assets and intangible assets with finite useful lives, periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of our estimated undiscounted future cash flows is less than the asset’s carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future sales and expense growth rates, devaluation and inflation. As such, these estimates may differ from actual cash flows. The Company recognized impairment charges of $0.7 million during Fiscal 2012 on fixed assets related to three of its underperforming retail locations still in use in the Company’s operations. The Company recognized impairment charges of $0.9 million during Fiscal 2011 on fixed assets related to three of its underperforming retail locations still in use in the Company’s operations. During Fiscal 2010 the Company recognized an impairment charge of $1.3 million on fixed assets related to three underperforming retail locations, one of which are still in use in the Company’s operations. Impairment charges are included in selling, general and administrative expenses in the consolidated statements of operations.

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

Our impairment test involves calculating the fair value of both our reporting units (our segments) using the discounted cash flow method along with the market multiples method which is used for additional validation of the value calculated. The use of the discounted cash flow valuation method requires us to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. It is our policy to conduct goodwill impairment testing from information based on our most current business projections, which include projected future revenues and cash flows. The cash flows utilized in the discounted cash flow analysis are based on five-year financial forecasts developed internally by our management. Cash flows for each unit are discounted using a weighted average cost of capital which reflects the costs of borrowing for the funding of each unit as well as the risk associated with the units themselves and the industry they perform in. We also conduct the test using a 10% decrease in our revenue projections as an additional sensitivity test to ensure the reporting unit’s fair value is greater than its carrying value even in a less favorable environment. If the carrying amount of a reporting unit exceeds its fair value, we would compare the implied fair value of the reporting unit goodwill with its carrying value. To compute the implied fair value of goodwill, we would assign the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying value of the reporting unit goodwill exceeded the implied fair value of the reporting unit goodwill, we would record an impairment loss to write down such goodwill to its implied fair value. The valuation of goodwill and indefinite-lived intangible assets is affected by, among other things, our business plan for the future and estimated results of future operations. Changes in the business plan or operating results that are different than the estimates used to develop the valuation of the assets may impact their valuation.

We have tested our goodwill and indefinite-lived intangibles for impairment in the fourth quarter of each fiscal year presented. Based on the Company’s most recent evaluations, the fair values of each of the Company’s reporting units substantially exceeded their respective carrying values. The Company recognized an impairment charge of $0.3 million in the fourth quarter of Fiscal 2011 related to one of its tradenames. There have been no other impairment charges related to goodwill or other intangibles during Fiscal 2012, Fiscal 2011 and Fiscal 2010.

Deferred Sales.  Deferred sales primarily consists of the liability pertaining to our frequent buyer program. Our frequent buyer program allows customers to earn points toward free merchandise based on the volume of purchases. Points are earned each year under our frequent buyer program and are redeemable within the first three months of the following year or they expire. We defer sales as points are earned, based on historical redemption data as well as marketing data within the current period, and record a liability for points earned based on the value of points that are expected to be redeemed. Net increases to deferred sales were $2.1 million, $2.9 million and $1.5 million for the years ended December 29, 2012, December 31, 2011 and December 25, 2010, respectively. The balance for the deferred sales liability was $20.9 million and $18.9 million at December 29, 2012 and December 31, 2011, respectively.

Stock-Based Compensation.  We account for our stock-based compensation based on fair value recognition requirements, as defined by accounting principles generally accepted in the United States of America. Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period, net of anticipated forfeitures. With the exception of restricted shares and restricted share units, determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected volatility is derived from the average volatility of similar actively traded companies over our expected holding periods, as well as the Company’s own volatility, which is weighted to adjust for the shorter trading history. Generally, the expected holding period of non performance based options is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in a holding period of 6.25 years. Certain limited grants have contractual terms of 7.5 years, and/or shorter vesting periods and as such have calculated holding periods of 4 to 5 years. Our performance based stock option grants generally vest annually over four years depending on a particular year’s attainment of certain internal financial performance metrics. For accounting purposes, performance based stock option grants are measured, and expense is calculated and recorded, subsequent to the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. The target metrics underlying the vesting of performance based stock option grants are established each year. The vesting requirements for performance-based stock option grants permit a catch-up of vesting should the target not be achieved in a fiscal year but achieved in a subsequent fiscal year, over the four year vesting period. Accordingly, the holding period for performance based stock option grants is calculated using the vesting term of 1 year and the remainder of the contractual term of 10 years, depending on which year of the four year grant is currently vesting; e.g. 25% of the grant vesting in year two of the grant would have a holding period calculated using 1 year and the remaining 9 years of the contractual term. The simplified method was chosen as a means to determine the Company’s holding period as prior to November 2009 there was no historical option exercise experience due to the Company being privately held. As of December 29, 2012, there continues to be insufficient information for purposes of determining a Company specific holding period due to the Company being a relatively new publicly owned company. The risk-free interest rate is derived from the average yields of zero-coupon U.S. Treasury Strips for the expected holding period of each of the Company’s stock option grants. Compensation expense resulting from the granting of restricted shares and restricted share units is based on the grant date fair value of those common shares and is recognized generally over the two to four year vesting period for restricted shares and over the one year vesting period for restricted share units. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

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

Amounts charged to expense were $6.5 million, $5.2 million and $4.1 million for stock-based compensation for Fiscal 2012, Fiscal 2011, and Fiscal 2010, respectively. The weighted average grant date fair value of stock options granted during Fiscal 2012, Fiscal 2011, and Fiscal 2010 was $23.20, $17.56, and $11.91, respectively.

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

Interest expense, net includes interest on our revolving credit facility, interest on our term loan, interest on our second priority senior secured floating rate notes (the “Notes”) along with the amortization of the unrealized loss portion of our swap, letters of credit fees, interest on our capital leases, as well as amortization of financing costs, offset with interest income earned from highly liquid investments (investments purchased with an original maturity of three months or less).

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net sales	$950,902	$856,586	$751,482
Increase in comparable store net sales (a)	8.2%	7.4%	7.1%
Gross profit as a percent of net sales	35.0%	34.2%	33.2%
Income from operations	$99,372	$76,834	$59,662

(a)	For Fiscal 2011, comparable store net sales growth is based on a 52-week period.

The following table shows the growth in our network of stores for Fiscal 2012, 2011 and 2010:

	Fiscal Year
	2012	2011	2010
Stores open at beginning of year	528	484	438
Stores opened	54	48	47
Stores closed	(3)	(4)	(1)

Stores open at end of year	579	528	484

Results of Operations

The information presented below is for the Fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010 and was derived from our audited consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the Fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010 as a percentage of net sales:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.0%	65.8%	66.8%

Gross profit	35.0%	34.2%	33.2%
Selling, general and administrative expenses	24.6%	25.2%	25.3%

Income from operations	10.5%	9.0%	7.9%
Loss on extinguishment of debt	0.0%	0.1%	0.2%
Interest expense, net	0.1%	0.3%	1.2%

Income before provision for income taxes	10.4%	8.6%	6.5%
Provision for income taxes	4.0%	3.4%	2.6%

Net income	6.4%	5.2%	3.9%

Figures may not sum due to rounding.

The results of operations presented for the year ended December 29, 2012 are based on a 52-week period (“Fiscal 2012”).The results of operations presented for the year ended December 31, 2011 are based on a 53-week period (“Fiscal 2011”). The results of operations presented for the year ended December 25, 2010 are based on a 52-week period (“Fiscal 2010”).

Comparison of Fiscal 2012 with Fiscal 2011

In the fourth quarter of Fiscal 2012, 163 stores were initially impacted by Super Storm Sandy, one of which remains closed until repairs to the store are completed. We experienced partial business interruption, property losses and incurred additional expenses, which we expect will be partially offset by insurance recoveries during Fiscal 2013.

Net Sales

Net sales increased $94.3 million, or 11.0%, to $950.9 million for Fiscal 2012 compared to $856.6 million for Fiscal 2011. The increase was primarily the result of an increase in our comparable store sales, new sales from our non-comparable stores and an increase in our direct sales partially offset by a $3.0 million reduction in net sales as a result of Super Storm Sandy in the fourth quarter of Fiscal 2012 and net sales of $15.6 million for the 53rd week in Fiscal 2011. Based on a 52-week period, sales increased primarily in the categories of specialty supplements and sports nutrition, which increased $58.6 million and vitamins, minerals and herbs, which increased $32.5 million. The sports nutrition and weight management categories continue to be among our fastest growing categories.

Retail

Net sales from our retail stores increased $83.8 million, or 10.9%, to $849.8 million for Fiscal 2012 compared to $765.9 million for Fiscal 2011. We operated 579 stores as of December 29, 2012 compared to 528 stores as of December 31, 2011. Based on a 52-week period, store sales increased due to an increase in comparable store sales of $61.4 million, or 8.2% and an increase in non-comparable store sales of $36.8 million. The increase in comparable store sales was primarily due to an increase in customer count.

Direct

Net sales to our direct customers increased $10.5 million, or 11.6%, to $101.1 million for Fiscal 2012 compared to $90.7 million for Fiscal 2011. Based on a 52-week period, the increase in our direct sales was due to an increase in our e-commerce sales of 16.4% which was offset in part by a decrease in our catalog sales. The increase in e-commerce sales was largely due to increased efficiency in customer acquisition and retention marketing programs. We continue to reduce our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in light of the growth in on-line shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $54.3 million, or 9.6%, to $617.9 million for Fiscal 2012 compared to $563.6 million for Fiscal 2011. The dollar increase was primarily due to an increase in sales, as well as an increase in occupancy costs for the year ended December 29, 2012, as compared to the year ended December 31, 2011. Cost of goods sold as a percentage of net sales decreased to 65.0% for the year ended December 29, 2012, compared to 65.8% for the year ended December 31, 2011. The decrease of cost of goods sold as a percentage of net sales was primarily due to a decrease in occupancy costs of 0.5% as a percentage of net sales and a decrease in product costs of 0.2% as a percentage of net sales. The decrease in occupancy costs as a percentage of sales reflects the maturation of our newer stores as the increase in comparable store sales more than offsets the increase in our store occupancy costs and the benefit of the 53rd week in Fiscal 2011, as rent is charged monthly.

Gross Profit

As a result of the foregoing, gross profit increased $40.0 million, or 13.7%, to $333.0 million for Fiscal 2012 compared to $293.0 million for Fiscal 2011. Gross profit as a percentage of sales increased to 35.0% for Fiscal 2012 compared to 34.2% for Fiscal 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $17.5 million, or 8.1%, to $233.6 million during Fiscal 2012, compared to $216.1 million during Fiscal 2011. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for Fiscal 2012 decreased to 24.6% compared to 25.2% for Fiscal 2011. Selling, general and administrative expenses for Fiscal 2011 includes a $3.7 million charge for non-income based taxes, which was approximately 0.4% as a percentage of net sales.

Operating payroll and related benefits increased $7.6 million, or 9.0%, to $91.8 million for Fiscal 2012 compared to $84.2 million for Fiscal 2011. The dollar increase in operating payroll and related benefits was primarily due to the increase in head count added to operate new stores. Operating payroll and related benefits expenses as a percentage of net sales decreased to 9.7% for Fiscal 2012 compared to 9.8% for Fiscal 2011.

Advertising and promotion expenses increased $2.1 million, or 16.3%, to $14.7 million for Fiscal 2012 compared to $12.6 million for Fiscal 2011. Advertising and promotion expenses as a percentage of net sales remained constant at 1.5% for Fiscal 2012 and Fiscal 2011.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $7.8 million, or 6.5%, to $127.1 million in Fiscal 2012 compared to $119.3 million for Fiscal 2011. The dollar increase in other selling, general and administrative expenses was primarily due to increases in corporate payroll and stock compensation expense of $6.3 million, depreciation and amortization expense of $2.8 million, costs of $1.3 million relating to the acquisition of Super Supplements, Inc. and start up costs for Vitapath Canada Limited of $0.8 million in Fiscal 2012 as compared to Fiscal 2011, partially offset by a $3.7 million charge for non-income based tax exposures during Fiscal 2011. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.4% for Fiscal 2012 compared to 13.9% for Fiscal 2011. The decrease as a percentage of sales was largely the result of the charge for non-income based taxes, which was approximately 0.4% as a percentage of net sales in Fiscal 2011.

Income from Operations

As a result of the foregoing, income from operations increased $22.5 million, or 29.3%, to $99.4 million for Fiscal 2012 compared to $76.8 million for Fiscal 2011. Income from operations as a percentage of net sales increased to 10.5% during Fiscal 2012 as compared to 9.0% during Fiscal 2011. The inclusion of the 53rd week in Fiscal 2011 resulted in incremental income from operations of approximately $3.5 million.

Retail

Income from operations for the retail segment increased $26.3 million, or 17.9%, to $173.3 million for Fiscal 2012 compared to $147.0 million for Fiscal 2011. Income from operations as a percentage of net sales for the retail segment increased to 20.4% for Fiscal 2012 compared to 19.2% for Fiscal 2011. The increase as a percentage of net sales was primarily due to a decrease in occupancy costs of 0.6% as a percentage of net sales and decreases in product costs, warehouse and distribution costs and general administrative expenses of 0.2% each, respectively, as a percentage of net sales. The decrease in occupancy costs as a percentage of net sales reflects the maturation of our newer stores as the increase in comparable sales more than offsets the increase in our store occupancy costs.

Direct

Income from operations for the direct segment increased $2.9 million, or 17.3%, to $19.6 million for Fiscal 2012 compared to $16.7 million for Fiscal 2011. Income from operations as a percentage of net sales for the direct segment increased to 19.4% for Fiscal 2012 compared to 18.4% for Fiscal 2011. This increase was primarily due to a decrease in general administrative expenses as a percentage of net sales which was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for Fiscal 2012 as compared to Fiscal 2011.

Corporate Costs

Corporate costs increased $6.6 million, or 7.6%, to $93.5 million during Fiscal 2012 compared to $86.9 million for Fiscal 2011. Corporate costs as a percentage of net sales decreased to 9.8% for Fiscal 2012 compared to 10.1% for Fiscal 2011. The dollar increase was primarily due to increases in corporate payroll and stock compensation expense of $6.3 million, depreciation and amortization expense of $2.8 million, costs of $1.3 million relating to the acquisition of Super Supplements, Inc. and start up costs for Vitapath Canada Limited of $0.8 million in Fiscal 2012 as compared to Fiscal 2011, partially offset by a $3.7 million charge for non-income based tax exposures during Fiscal 2011. The decrease as a percentage of sales was largely the result of the charge for non-income based taxes, which was approximately 0.4% as a percentage of net sales in Fiscal 2011.

Loss on extinguishment of debt

Loss on extinguishment of debt of $0.6 million for Fiscal 2011 represents the write-off of unamortized deferred financing fees related to the repurchase of our Notes in February 2011.

Interest Expense, net

Interest expense, net decreased $1.7 million, or 71.7%, to $0.7 million in Fiscal 2012 compared to $2.3 million in Fiscal 2011. The decrease in interest expense in Fiscal 2012 was primarily due to the redemption of the remaining $55.1 million in aggregate principal of our Notes during February 2011 as well as the early termination of our term loan entered into during January 2011 and terminated in October 2011.

Provision for Income Taxes

We recognized $37.9 million of income tax expense during Fiscal 2012 compared to $29.0 million in Fiscal 2011. The effective tax rate for Fiscal 2012 was 38.4%, compared to 39.3% for Fiscal 2011. The decrease in the effective tax rate reflects the reversal of charges previously recorded related to uncertain tax positions due to the expiration of the applicable statutes of limitations, partially offset by a charge in connection with an audit of prior year tax returns and changes to our blended states income tax rate.

Net Income

As a result of the foregoing, we generated net income of $60.8 million in Fiscal 2012 compared to net income of $44.9 million in Fiscal 2011. The impact of Super Storm Sandy on net income in the fourth quarter of Fiscal 2012 was a loss of approximately $1.2 million.

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

Direct

Net sales to our direct customers increased $7.2 million, or 8.6%, to $90.7 million for Fiscal 2011 compared to $83.5 million for Fiscal 2010. Based on a 52-week period, the increase in our direct sales was due to an increase in our e-commerce sales of 11.3% which was offset in part by a decrease in our catalog sales. The increase in internet sales was largely due to increased efficiency in customer acquisition and retention marketing programs. We have reduced our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in the wake of the growth of online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

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

Net Income

As a result of the foregoing, we generated net income of $44.9 million in Fiscal 2011 compared to net income of $29.2 million in Fiscal 2010.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	December 29, 2012	December 31, 2011
Balance Sheet Data:
Cash and cash equivalents	$81,168	$10,754
Working capital	153,453	69,343
Total assets	586,285	487,830
Total debt, including capital lease obligations	168	956

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Other Information:
Depreciation and amortization (1)	$23,076	$20,300	$21,112

Cash Flows Provided By (Used In):
Operating activities	$78,350	$77,133	$55,184
Investing activities	(31,174)	(25,046)	(18,448)
Financing activities	23,237	(67,301)	(19,565)
Effect of exchange rate changes on cash and cash equivalents	1	—	—

Net increase (decrease) in cash and cash equivalents	$70,414	$(15,214)	$17,171

(1)	Excludes amortization of deferred financing fees.

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital, operating expenses and capital expenditures related primarily to the build-out of new stores. Historically, we have financed these requirements predominately through internally generated cash flow, supplemented with short-term financing. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our revolving credit facility, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with our store growth plans, new distribution center, additional office space, systems development and store improvements and the purchase price of approximately $50 million for the acquisition of Super Supplements, Inc.

During Fiscal 2012 we spent approximately $18.9 million, out of the $30.8 million of total capital expenditures, in connection with our store growth and improvement plans. During Fiscal 2013 we plan to spend approximately $45 million to $50 million in capital expenditures, most of which will pertain to new stores we anticipate opening throughout the year, and includes costs of a new distribution center planned to open in Fiscal 2013. We opened 54 new stores and closed 3 stores during Fiscal 2012. We plan to open approximately 50 new stores in Fiscal 2013. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $150,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

Currently, the Company’s cash management practice is to invest in highly liquid and secure investments, and realize lower bank fees in lieu of generating interest income on its cash balances.

We were in compliance with all debt covenants as of December 29, 2012. We expect to be in compliance with these same debt covenants during Fiscal 2013 as well.

During September 2012, Standard & Poor’s Ratings Services raised its corporate credit rating on the Company to ‘BB’ from ‘BB-‘.

Cash Provided by Operating Activities

Net cash provided by operating activities was $78.4 million and $77.1 million during Fiscal 2012 and Fiscal 2011, respectively. The $1.2 million increase in net cash flows from operating activities is primarily due to the increase in our net income, substantially offset by the increase in inventory purchases and the decrease in accrued expenses in Fiscal 2012 as compared to Fiscal 2011.

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

Cash Used in Investing Activities

Net cash used in investing activities was $31.2 million during Fiscal 2012 as compared to $25.0 million during Fiscal 2011. Capital expenditures during Fiscal 2012 and Fiscal 2011 were used primarily for the build-out of new stores and improvements to existing stores, as well as computer equipment related to those stores. The Company opened 54 new stores in Fiscal 2012 as compared to 48 new stores in Fiscal 2011. In Fiscal 2012, net cash used in investing activities also includes $5.4 million of capital expenditures for the new distribution center which the Company is planning to open in Fiscal 2013.

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

Cash Provided by / Used in Financing Activities

Net cash provided by financing activities was $23.2 million in Fiscal 2012 as compared to net cash used in financing activities of $67.3 million in Fiscal 2011. The $90.5 million increase in cash flows related to financing activities was primarily due to cash provided from the proceeds and tax benefits associated with exercises of stock options of $23.6 million in Fiscal 2012 as compared to $7.2 million in Fiscal 2011, as well as the redemption of $55.1 million of our Notes and net repayments of borrowings under our revolving credit facility of $18.0 million in Fiscal 2011.

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

Revolving Credit Facility

The terms of our Revolving Credit Facility, as amended, extend through September 2015, and allow the Company to borrow up to $70.0 million subject to the terms of the facility. For information regarding the terms of our Revolving Credit Facility, refer to Note 6. Credit Arrangements in the Notes to Consolidated Financial Statements. There have been no borrowings under the Revolving Credit Facility during Fiscal 2012. The unused available line of credit under the Revolving Credit Facility at December 29, 2012 was $69.5 million.

Contractual Obligations and Commercial Commitments

As of December 29, 2012, our lease commitments and contractual obligations are as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Equipment	Capital Lease Obligations
2013	$97,784	$93,262	$4,434	$88
2014	89,174	89,094	—	80
2015	78,497	78,497	—	—
2016	71,902	71,902	—	—
2017	61,902	61,902	—	—
Thereafter	181,818	181,818	—	—

	$581,077	$576,475	$4,434	$168

(1)	Store operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during Fiscal 2012. Operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 16.4% of our minimum lease obligations for Fiscal 2012. In addition, not included are variable activity based fees associated with our west coast logistics facility, which were approximately $2.0 million during Fiscal 2012.

We are not party to any long-term purchase commitments. Our typical merchandise purchase orders are generally performed upon within a four week period. However, as of December 29, 2012, we have an obligation, excluded from the above commitments, of approximately $13.2 million to purchase an agreed upon supply of proprietary branded merchandise which has been produced by, and resides with, the applicable vendors.

As of December 29, 2012, we have an aggregate contingent liability of up to $1.9 million related to potential severance payments for four executives pursuant to their respective employment agreements.

Excluded from the above commitments is $5.6 million of liabilities related to uncertain tax positions, due to the uncertainty of the time and nature of resolution.

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

Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information, except for Accounting Standards Update No. 2011-05, Comprehensive Income. Refer to Note 2. Summary of Significant Accounting Policies of the consolidated financial statements included as part of this Annual Report on Form 10-K for additional information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s market risks relate primarily to changes in interest rates if there were outstanding indebtedness, however, the Company had no outstanding debt as of December 29, 2012. Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. Other than on our Notes, which carried a floating interest rate, we have not used derivative financial instruments in connection with such market risks.

Our Revolving Credit Facility carries a floating interest rate that is tied to the adjusted Eurodollar rate and the prime rate and, therefore, our statements of operations and our cash flows are exposed to changes in interest rates. As of December 29, 2012, there were no borrowings on our Revolving Credit Facility.

Foreign Currency Risk

The Company is exposed to foreign currency exchange risk. We lease and operate two stores in Canada. Sales made from the Canadian stores are made in exchange for Canadian dollars. The Company does not currently hedge against the risk of exchange rate fluctuations. At December 29, 2012, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would not have materially affected our consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

The response to this item is provided in this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a (e) and 15d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 29, 2012, pursuant to Exchange Act Rule 13a-15. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 29, 2012 were effective.

See Item 15 “Exhibits and Financial Statement Schedules” appearing at the end of this Annual Report on Form 10-K for Management’s Report on Internal Control Over Financial Reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control structure over financial reporting during the quarter ended December 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2013, which is incorporated herein by reference under the captions “Proposal One – Election of Directors”, “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2013, which is incorporated herein by reference under the captions, “Director Compensation”, “Compensation Discussion and Analysis” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2013, which is incorporated herein by reference under the captions “Security Ownership” and “Equity Compensation Plan Information”.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2013, which is incorporated herein by reference under the captions “Corporate Governance – Director Independence”, “Corporate Governance – Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Party Transactions”.

Item 14.	Principal Accounting Fees and Services

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2013, which is incorporated herein by reference under the caption “Principal Accountant Fees and Services”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	The following consolidated financial statements listed below are filed as a separate section of this annual report on Form 10-K:

Management’s Reports and Reports of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011.

Consolidated Statements of Operations for the Fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010.

Consolidated Statements of Comprehensive Income for the Fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010.

Consolidated Statements of Stockholders’ Equity for the Fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010.

Consolidated Statements of Cash Flows for the Fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010.

Notes to Consolidated Financial Statements for the Fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010.

2.	Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between VS Holdings, Inc. and VS Parent, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Vitamin Shoppe, Inc. (2)

3.2	Second Amended and Restated Bylaws of Vitamin Shoppe, Inc. (2)

3.3	Amendment to Second Amended and Restated Bylaws of Vitamin Shoppe Inc. (3)

4.1	Specimen certificate for shares of common stock, $0.01 par value, of Vitamin Shoppe, Inc. (4)

10.1	Amended and Restated Loan and Security Agreement, dated as of September 25, 2009, as amended January 20, 2011, by and among Vitamin Shoppe Industries Inc. and VS Direct Inc. as borrowers, Vitamin Shoppe, Inc. as Guarantor, the Lenders and Issuing Bank from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (5)

10.2	Intercreditor Agreement Joinder, dated as of September 25, 2009, by JPMorgan Chase Bank, N.A. (6)

10.3	Intellectual Property Security Agreement, dated as of September 25, 2009, by and among Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders. (6)

10.4	Stock Pledge Agreement, dated September 25, 2009 by and between Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) as Pledgor and JPMorgan Chase Bank, N.A. as Pledgee. (6)

10.5	Stock Pledge Agreement, dated September 25, 2009 by and between Vitamin Shoppe Industries Inc. as Pledgor and JPMorgan Chase Bank, N.A. as Pledgee. (6)

10.6	Guarantee of Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated September 25, 2009, of obligations of VS Direct Inc. under the Loan and Security Agreement, as amended. (6)

10.7	Guarantee of VS Direct Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated September 25, 2009, of obligations of Vitamin Shoppe Industries Inc. under the Loan and Security Agreement, as amended. (6)

10.8	Lease Agreement, dated as of May 2, 2002, by and between Hartz Mountain Industries, Inc. and Vitamin Shoppe Industries Inc. (7)

10.9	Purchase Agreement, dated as of November 1, 2004, between Nature’s Value, Inc. and Vitamin Shoppe Industries Inc. (7)

10.10	Form of Employment Agreement by and among executive officer, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (7)

10.11	Form of Indemnification Agreement by and among executive officer, Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (4)

10.12	Form of Indemnification Agreement by and among director, Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (4)

10.13	VS Parent, Inc. 2006 Stock Option Plan. * (8)

10.14	2009 Vitamin Shoppe Equity Incentive Plan. * (9)

10.15	Vitamin Shoppe 2010 Employee Stock Purchase Plan. * (10)

10.16	Employment and Non-Competition Agreement, dated as of September 9, 2009, among Richard Markee, VS Parent, Inc., VS Direct, Inc. Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (9)

10.17	Amended and Restated Employment and Non-Competition Agreement, dated as of June 12, 2006, by and among Anthony Truesdale, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (11)

10.18	Amendment to Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, by and among Anthony Truesdale, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (12)

10.19	Amendment No. 2 to Employment and Non-Competition Agreement, dated as of September 25, 2009 by and among Anthony Truesdale, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (6)

10.20	Employment and Non-Competition Agreement, dated as of April 16, 2007, by and among Michael G. Archbold, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (13)

10.21	Amendment to Employment and Non-Competition Agreement, dated as of December 28, 2007, by and among Michael G. Archbold, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (12)

10.22	Amendment No. 2 to Employment and Non-Competition Agreement, dated as of September 25, 2009 by and among Michael G. Archbold, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries, Inc. * (6)

10.23	Employment and Non-Competition Agreement, dated as of January 15, 2007, by and among Louis H. Weiss, VS Parent, Inc., VS Direct, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries, Inc. * (14)

10.24	Amendment to Employment and Non-Competition Agreement, dated as of December 28, 2007, by and among Louis H. Weiss, VS Parent, Inc., VS Direct, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (12)

10.25	Letter Agreement, dated as of February 10, 2011, by and between Brenda Galgano and Vitamin Shoppe Industries, Inc. * (5)

10.26	Amendment No. 3 to Employment and Non-Competition Agreement, dated as of February 28, 2011, by and among Michael G. Archbold, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (5)

10.27	Amendment No. 3 to Employment and Non-Competition Agreement, dated as of February 28, 2011, by and among Anthony Truesdale, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (5)

10.28	Amendment No. 1 to Employment and Non-Competition Agreement, dated as of February 28, 2011, by and among Richard Markee, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (5)

10.29	Amendment No. 2 to Employment and Non-Competition Agreement dated as of March 29, 2012 by and among Richard Markee, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (15)

10.30	Amendment No. 4 to Employment and Non-Competition Agreement dated as of March 29, 2012 by and among Anthony Truesdale, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (15)

10.31	Amendment No. 4 to Employment and Non-Competition Agreement dated as of March 29, 2012 by and among Michael G. Archbold, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (15)

10.32	Amendment No. 2 to Employment and Non-Competition Agreement dated as of March 29, 2012 by and among Louis H. Weiss, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (15)

10.33	Employment and Non-Competition Agreement dated as of March 29, 2012 by and among Brenda Galgano, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (15)

10.34	Vitamin Shoppe, Inc. Executive Severance Pay Policy, amended and restated effective March 29, 2012. * (15)

10.35	Lease Agreement dated as of August 27, 2012 by and between CLF Ashland, LLC and Vitamin Shoppe Industries Inc. (16)

10.36	Lease Agreement dated as of November 21, 2012 by and between Secaucus 300, LLC and Vitamin Shoppe Industries Inc. (Lease A) (17)

10.37	Lease Agreement dated as of November 21, 2012 by and between Secaucus 300, LLC and Vitamin Shoppe Industries Inc. (Lease B) (17)

10.38	Asset Purchase Agreement dated as of December 17, 2012 by and among Vitamin Shoppe Mariner, Inc., Super Supplements, Inc., John Wurts and, solely for certain specified provisions thereof, Vitamin Shoppe, Inc. (18)

10.39	Amendment No. 1 to Asset Purchase Agreement dated as of December 30, 2012 by and among Vitamin Shoppe Mariner, Inc., Super Supplements, Inc., John Wurts and, solely for certain specified provisions thereof, Vitamin Shoppe, Inc. (19)

21.1	Subsidiaries of the Registrant. (20)

23.1	Consent of Independent Registered Public Accounting Firm. (20)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (20)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (20)

101.1	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011; (b) Consolidated Statements of Operations for the fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010; (c) Consolidated Statements of Comprehensive Income for the fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010; (d) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010; (e) Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010; and (f) Notes to Consolidated Financial Statements for the fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010. (21)

(1)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on November 2, 2009 (File No. 001-34507).

(2)	Incorporated by reference to exhibits in Amendment No. 1 to our Form 10-Q filed on November 13, 2009 (File No. 001-34507).

(3)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on January 10, 2012 (File No. 001-34507).

(4)	Incorporated by reference to exhibits in Amendment No. 4 to our Registration Statement No. 333-160756 on Form S-1 filed on October 14, 2009 (File No. 333-160756).

(5)	Incorporated by reference to exhibits in our Annual Report on Form 10-K filed on March 9, 2011 (File No. 001-34507).

(6)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02).

(7)	Incorporated by reference to exhibits in our Registration Statement No. 333-134983 on Form S-4 filed on June 13, 2006 (File No. 333-134983-02).

(8)	Incorporated by reference to exhibits in Amendment No. 5 to our Registration Statement No. 333-160756 on Form S-1 filed on October 22, 2009 (File No. 333-160756).

(9)	Incorporated by reference to exhibits in Amendment No. 2 to our Registration Statement No. 333-160756 on Form S-1 filed on September 22, 2009 (File No. 333-160756).

(10)	Incorporated by reference to exhibits in our Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34507).

(11)	Incorporated by reference to exhibits in Amendment No. 1 to our Registration Statement No. 333-134983 on Form S-4 filed on June 14, 2006 (File No. 333-134983-02).

(12)	Incorporated by reference to exhibits in our Annual Report on Form 10-K filed on March 28, 2008 (File No. 333-134983-02).

(13)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on April 19, 2007 (File No. 333-134983-02).

(14)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on January 16, 2007 (File No. 333-134983-02).

(15)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on April 2, 2012 (File No. 001-34507).

(16)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on August 31, 2012 (File No. 001-34507).

(17)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on November 28, 2012 (File No. 001-34507).

(18)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on December 18, 2012 (File No. 001-34507).

(19)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on January 2, 2013 (File No. 001-34507).

(20)	Filed herewith.

(21)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2013.

VITAMIN SHOPPE, INC.

By:	/S/ Anthony N. Truesdale
Anthony N. Truesdale Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/S/ Richard L. Markee Richard L. Markee	Executive Chairman, Director	February 26, 2013

By:	/S/ Anthony N. Truesdale Anthony N. Truesdale	Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2013

By:	/S/ Brenda Galgano Brenda Galgano	Chief Financial Officer (Principal Financial Officer)	February 26, 2013

By:	/S/ David H. Edwab David H. Edwab	Lead Director	February 26, 2013

By:	/S/ B. Michael Becker B. Michael Becker	Director	February 26, 2013

By:	/S/ Catherine Buggeln Catherine Buggeln	Director	February 26, 2013

By:	/S/ Deborah M. Derby Deborah M. Derby	Director	February 26, 2013

By:	/S/ John H. Edmondson John H. Edmondson	Director	February 26, 2013

By:	/S/ Richard L. Perkal Richard L. Perkal	Director	February 26, 2013

By:	/S/ Beth M. Pritchard Beth M. Pritchard	Director	February 26, 2013

By:	/S/ Katherine Savitt-Lennon Katherine Savitt-Lennon	Director	February 26, 2013

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2012. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that, as of December 29, 2012, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 29, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

February 26, 2013

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

February 26, 2013

/s/ Anthony N. Truesdale	/s/ Brenda Galgano
Anthony N. Truesdale	Brenda Galgano
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vitamin Shoppe, Inc.

North Bergen, New Jersey

We have audited the internal control over financial reporting of Vitamin Shoppe, Inc. and Subsidiary (the “Company”) as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended December 29, 2012 of the Company and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vitamin Shoppe, Inc.

North Bergen, New Jersey

We have audited the accompanying consolidated balance sheets of Vitamin Shoppe, Inc. and Subsidiary (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 26, 2013

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$81,168	$10,754
Inventories	137,693	121,494
Prepaid expenses and other current assets	14,572	15,130
Deferred income taxes	7,904	2,863

Total current assets	241,337	150,241
Property and equipment, net	95,401	88,677
Goodwill	177,248	177,248
Other intangibles, net	69,116	68,852
Other long-term assets	3,183	2,812

Total assets	$586,285	$487,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$88	$956
Accounts payable	22,445	21,416
Deferred sales	20,912	18,859
Accrued expenses and other current liabilities	44,439	39,667

Total current liabilities	87,884	80,898
Capital lease obligations, net of current portion	80	—
Deferred income taxes	13,011	13,725
Deferred rent	30,150	28,738
Other long-term liabilities	7,742	8,666

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at December 29, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 30,170,627 shares issued and outstanding at December 29, 2012, and 29,216,888 shares issued and outstanding at December 31, 2011	302	292
Additional paid-in capital	287,574	256,795
Accumulated other comprehensive income	1	—
Retained earnings	159,541	98,716

Total stockholders’ equity	447,418	355,803

Total liabilities and stockholders’ equity	$586,285	$487,830

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net sales	$950,902	$856,586	$751,482
Cost of goods sold	617,920	563,627	501,948

Gross profit	332,982	292,959	249,534
Selling, general and administrative expenses	233,610	216,125	189,872

Income from operations	99,372	76,834	59,662
Loss on extinguishment of debt	—	635	1,349
Interest expense, net	659	2,325	9,517

Income before provision for income taxes	98,713	73,874	48,796
Provision for income taxes	37,888	29,010	19,550

Net income	$60,825	$44,864	$29,246

Weighted average common shares outstanding
Basic	29,473,711	28,802,103	27,390,419
Diluted	30,110,237	29,556,024	28,338,788
Net income per common share
Basic	$2.06	$1.56	$1.07
Diluted	$2.02	$1.52	$1.03

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net income	$60,825	$44,864	$29,246
Other comprehensive income:
Interest rate swap, net of taxes of $0.6 million	—	—	882
Foreign currency translation adjustments	1	—	—

Other comprehensive income	1	—	882

Comprehensive income	$60,826	$44,864	$30,128

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

	Shares	Amounts
Balance at December 26, 2009	26,750,423	$268	$210,359	$(882)	$24,606	$234,351
Comprehensive income	—	—	—	882	29,246	30,128
Expenses relating to the Initial Public Offering	—	—	(87)	—	—	(87)
Equity compensation	—	—	4,076	—	—	4,076
Issuance of restricted shares	67,813	1	—	—	—	1
Issuance of shares under employee stock purchase plan	17,138	—	359	—	—	359
Exercise of stock options	1,792,523	17	16,849	—	—	16,866
Tax benefits on exercise of stock options	—	—	12,002	—	—	12,002

Balance at December 25, 2010	28,627,897	286	243,558	—	53,852	297,696
Comprehensive income	—	—	—	—	44,864	44,864
Equity compensation	—	—	5,166	—	—	5,166
Issuance of restricted shares	140,102	2	(2)	—	—	—
Cancelation of restricted shares	(8,890)	—	(35)	—	—	(35)
Issuance of shares under employee stock purchase plan	32,120	—	917	—	—	917
Exercise of stock options	425,659	4	6,083	—	—	6,087
Tax benefits on exercise of stock options	—	—	1,108	—	—	1,108

Balance at December 31, 2011	29,216,888	292	256,795	—	98,716	355,803
Comprehensive income	—	—	—	1	60,825	60,826
Equity compensation	—	—	6,500	—	—	6,500
Issuance of restricted shares	145,462	1	(1)	—	—	—
Cancelation of restricted shares	(45,991)	—	—	—	—	—
Issuance of shares under employee stock purchase plan	18,897	—	721	—	—	721
Exercise of stock options	835,371	9	11,227	—	—	11,236
Tax benefits on exercise of stock options	—	—	12,332	—	—	12,332

Balance at December 29, 2012	30,170,627	$302	$287,574	$1	$159,541	$447,418

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Cash flows from operating activities:
Net income	$60,825	$44,864	$29,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	23,076	20,300	21,112
Impairment charge on fixed assets	730	887	1,326
Impairment charge on intangible assets	—	325	—
Amortization of deferred financing fees	258	372	740
Loss on extinguishment of debt, net of premium on Note redemption	—	635	1,349
Loss on disposal of fixed assets	711	15	187
Amortization of unrealized loss on terminated swap	—	—	1,079
Deferred income taxes	(6,055)	(1,476)	1,166
Deferred rent	292	1,068	1,528
Equity compensation expense	6,500	5,166	4,076
Tax benefits on exercises of stock options	(12,332)	(1,108)	(12,002)
Changes in operating assets and liabilities:
Inventories	(16,201)	(10,189)	(5,214)
Prepaid expenses and other current assets	558	(4,259)	12,762
Other long-term assets	(629)	(395)	(193)
Accounts payable	2,226	3,978	(6,419)
Deferred sales	2,053	2,930	1,543
Accrued expenses and other current liabilities	15,842	13,641	2,360
Other long-term liabilities	496	379	538

Net cash provided by operating activities	78,350	77,133	55,184

Cash flows from investing activities:
Capital expenditures	(30,775)	(25,046)	(18,356)
Trademarks and other intangible assets	(399)	—	(92)

Net cash used in investing activities	(31,174)	(25,046)	(18,448)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	12,000	38,000
Repayment of borrowings under revolving credit agreement	—	(30,000)	(20,000)
Borrowings under term loan	—	25,000	—
Repayment of borrowings under term loan	—	(25,000)	—
Payments of capital lease obligations	(1,052)	(1,732)	(1,611)
Redemption of long term debt (Notes)	—	(55,106)	(65,000)
Proceeds from exercises of common stock options	11,236	6,087	16,866
Issuance of shares under employee stock purchase plan	721	917	359
Tax benefits on exercises of stock options	12,332	1,108	12,002
Deferred financing fees and other	—	(575)	(181)

Net cash provided by (used in) financing activities	23,237	(67,301)	(19,565)

Effect of exchange rate changes on cash and cash equivalents	1	—	—

Net increase (decrease) in cash and cash equivalents	70,414	(15,214)	17,171
Cash and cash equivalents beginning of year	10,754	25,968	8,797

Cash and cash equivalents end of year	$81,168	$10,754	$25,968

Supplemental disclosures of cash flow information:
Interest paid	$362	$2,401	$7,628
Income taxes paid	$30,817	$28,199	$6,732
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$5,064	$4,991	$1,648
Assets acquired under capital lease	$264	$—	$459

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Vitamin Shoppe, Inc. (“VSI”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “Industries”) and Industries’ wholly-owned subsidiaries, VS Direct Inc. (“Direct”), Vitamin Shoppe Mariner, Inc. (“Mariner”) and Vitapath Canada Limited (“VCL”), and, together with Industries, Direct, Mariner and VSI, the “Company”), is a leading specialty retailer and direct marketer of nutritional products. Sales of both national brands and proprietary brands of vitamins, minerals, nutritional supplements, herbs, sports nutrition formulas, homeopathic remedies and other health and beauty aids are made through VSI-owned retail stores, the internet and mail order catalogs to customers located primarily in the United States. VSI operates from its headquarters in North Bergen, New Jersey.

The consolidated financial statements for the fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010 include the accounts of VSI, Industries, Direct, Mariner and VCL. All significant intercompany transactions have been eliminated.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week or 53-week period, ending on the last Saturday in December. Fiscal 2012 was a 52-week period ended December 29, 2012, Fiscal 2011 was a 53-week period ended December 31, 2011, and Fiscal 2010 was a 52-week period ended December 25, 2010. Unless otherwise stated, amounts for Fiscal 2011 are based on a 53-week period.

On December 17, 2012, Mariner entered into a definitive agreement to purchase the assets and assume certain liabilities of Super Supplements, Inc. for approximately $50 million. The acquisition was completed on February 14, 2013. Refer to Note 16. Subsequent Event for additional information.

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

Inventories—Inventories, which are comprised solely of finished goods, are stated at the lower of cost or market value. Cost is determined using the weighted average method. Finished goods inventory includes costs on freight on internally transferred merchandise, rent for the distribution center and costs associated with our buying department and distribution facility, including payroll which are capitalized into inventory and then expensed as merchandise is sold. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from certain of our vendors. The Company estimates losses for expiring inventory and the net realizable value of inventory based on when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products consideration is given to such factors as the amount of inventory on hand, the remaining shelf life, current and expected market conditions, historical trends and the likelihood of recovering the inventory costs based on anticipated demand. The following table details the activity and balances for the Company’s reserve for expiring inventory for the years ended December 29, 2012, December 31, 2011, and December 25, 2010 (in thousands):

	Balance at Beginning of Fiscal Year	Amounts Charged to Cost of Goods Sold	Write-Offs Against Reserves	Balance at End of Fiscal Year
Obsolescence Reserves:
Fiscal Year Ended December 29, 2012	$1,785.7	$2,957.6	$(2,902.1)	$1,841.2
Fiscal Year Ended December 31, 2011	1,800.7	3,284.0	(3,299.0)	1,785.7
Fiscal Year Ended December 25, 2010	1,366.7	3,694.4	(3,260.4)	1,800.7

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

During the fourth quarter of fiscal 2011, the Company changed the timing of the annual goodwill impairment test from the last day of fiscal November to the last day of fiscal October. The change was made to better align the annual goodwill impairment testing date with the Company’s annual budgeting and forecasting process and to provide additional time for the Company to evaluate the fair value of the reporting units. Accordingly, the Company believes the change in the annual goodwill impairment testing date is preferable in these circumstances. The change in the annual goodwill impairment testing date is not intended to nor does it delay, accelerate, or avoid an impairment charge. Due to significant judgments and estimates that are utilized in an impairment analysis, the Company determined it was impracticable to objectively determine projected cash flows and related valuation estimates as of the last day of fiscal October for periods prior to 2011 without the use of hindsight. As such, the Company has prospectively applied the change in the annual goodwill impairment testing date from the last day of fiscal October 2011. The Company has not previously recorded an impairment charge relating to goodwill in any period. Based on the Company’s most recent evaluations, the fair values of each of the Company’s reporting units substantially exceeded their respective carrying values.

The Company has tested indefinite-lived intangibles for impairment in the fourth quarter of each fiscal year presented. The Company recognized an impairment charge of $0.3 million in the fourth quarter of Fiscal 2011 related to one of its tradenames. There have been no other impairment charges related to other intangibles during Fiscal 2012, Fiscal 2011 and Fiscal 2010.

Insurance Liabilities—Based on the Company’s assessment of risk and cost efficiency, the Company purchases insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability. The Company self insures its employee medical benefits, up to a certain limit on individual claims. The accruals for claims incurred but not reported amounted to $0.9 million at December 29, 2012 and $1.3 million at December 31, 2011.

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

Revenue Recognition—The Company recognizes revenue when merchandise is sold “at point of sale” in retail stores or upon delivery to a direct customer. In addition, shipping fees billed to customers are classified as sales. Amount recognized as shipping revenue during Fiscal 2012, Fiscal 2011, and Fiscal 2010, were $2.2 million, $3.4 million, and $4.4 million, respectively. To arrive at net sales, gross sales are reduced by deferred sales, actual customer returns and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. The following table details the activity and balances of the sales return reserves for Fiscal 2012, Fiscal 2011 and Fiscal 2010 (in thousands):

	Balance at Beginning of Fiscal Year	Amounts Charged to Sales	Write-Offs / Recoveries Against Reserves	Balance at End of Fiscal Year
Sales return reserves:
Fiscal Year Ended December 29, 2012	$122.0	$16,114.7	$(16,058.9)	$177.8
Fiscal Year Ended December 31, 2011	135.0	14,751.0	(14,764.0)	122.0
Fiscal Year Ended December 25, 2010	125.0	13,299.0	(13,289.0)	135.0

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

Advertising Costs—The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Costs associated with the production and distribution of the Company’s monthly and quarterly catalogs are expensed as incurred. Advertising expense was $14.7 million, $12.6 million and $13.0 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

Online Marketing Arrangements—The Company has entered into online marketing arrangements with various online companies. These agreements are established for periods of 24 months, 12 months or, in some cases, a lesser period and generally provide for compensation based on revenue sharing upon the attainment of stipulated revenue amounts, a percentage of the media expenditure managed by the online partner, or based on the number of visitors that the online company refers to the Company. The Company had no fixed payment commitments during Fiscal 2012, Fiscal 2011 and Fiscal 2010.

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

Comprehensive Income—Comprehensive income represents net income plus the results of certain non-stockholders’ equity changes not reflected in the statement of operations. The amount recorded in accumulated other comprehensive income at December 29, 2012, represents the value of foreign currency translation adjustments related to the consolidation of Vitapath Canada Limited. The amount recorded in accumulated other comprehensive loss at December 26, 2009, represents the unamortized residual value of the interest rate swap discussed in detail below, which represents the fair value of the swap at its termination during September 2009, net of amortization.

Foreign Currency—The local currency is used as the functional currency for Vitapath Canada Limited. We translate assets and liabilities denominated in foreign currency into United States dollars at the current rate of exchange at year end, and translate revenues and expenses at the average exchange rate during the period. Foreign currency translation adjustments are included in other comprehensive income and are reported separately in stockholders’ equity in the Consolidated Balance Sheets.

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

The aforementioned terminated interest rate swap was entered into during December 2005 to hedge a portion of the Company’s Second Priority Senior Secured Floating Rate Notes. The interest rate swap had a maturity date of November 2010, and was terminated on September 25, 2009, at a cost of $2.6 million (its then fair market value). The unamortized residual unrecognized loss of the interest rate swap resulting from the termination was recorded in accumulated other comprehensive loss in the amount of $0.9 million along with related deferred taxes of $0.6 million at December 26, 2009. The amounts in both accumulated other comprehensive loss and deferred tax assets relating to the unrecognized loss were fully amortized during Fiscal 2010 and were charged as a component of interest expense. The Company had no contracts related to derivative instruments during Fiscal 2012 and Fiscal 2011 and at December 29, 2012 and December 31, 2011, respectively.

Concentrations of Credit Risk—The Company’s customers are consumers who purchase products at the Company’s retail stores, and through the Company’s e-commerce sites and mail-order services. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable from credit card processors. As of December 29, 2012, there were no significant concentrations of accounts receivable, or related credit risks. Accounts receivable from credit card processors, included in prepaid expenses and other current assets on the consolidated balance sheets, totaled $7.4 million at December 29, 2012 and $7.1 million at December 31, 2011.

Optimum Nutrition is the only supplier from whom the Company purchased at least 5% of its merchandise during Fiscal 2012, 2011 and 2010. The Company purchased approximately 7% of its total merchandise from Optimum Nutrition during both Fiscal 2012 and 2011, and approximately 6% of its total merchandise from Optimum Nutrition during Fiscal 2010.

The Company is subject to concentrations of credit risk associated with cash and cash equivalents. The Company places cash and cash equivalents with financial institutions with investment grade credit ratings.

Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period, net of anticipated forfeitures. With the exception of restricted shares and restricted share units, determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected volatility is derived from the average volatility of similar actively traded companies over our expected holding periods, as well as the Company’s own volatility, which is weighted to adjust for the shorter trading history. Generally, the expected holding period of non performance based options is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in a holding period of 6.25 years. Certain limited grants have contractual terms of 7.5 years, and/or shorter vesting periods and as such have calculated holding periods of 4 to 5 years. The Company’s performance based stock option grants vest annually over four years depending on a particular year’s attainment of certain internal financial performance metrics. For accounting purposes, performance based stock option grants are measured, and expense is calculated and recorded, subsequent to the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. The target metrics underlying the vesting of performance based stock option grants are established each year. The vesting requirements for performance based stock option grants permit a catch-up of vesting should the target not be achieved in a fiscal year but achieved in a subsequent fiscal year, over the four year vesting period. Accordingly, the holding period for performance based stock option grants is calculated using the vesting term of 1 year and the remainder of the contractual term of 10 years, depending on which year of the four year grant is currently vesting; e.g. 25% of the grant vesting in year two of the grant would have a holding period calculated using 1 year and the remaining 9 years of the contractual term. The simplified method was chosen as a means to determine the Company’s holding period as prior to November 2009 there was no historical option exercise experience due to the Company being privately held. As of December 29, 2012, there continues to be insufficient information for purposes of determining a Company specific holding period due to the Company being a relatively new publicly owned company. The risk-free interest rate is derived from the average yields of zero-coupon U.S. Treasury Strips for the expected holding period of each of the Company’s stock option grants. Compensation expense resulting from the granting of restricted shares and restricted share units is based on the grant date fair value of those common shares and is recognized generally over the two to four year vesting period for restricted shares and over the one year vesting period for restricted share units.

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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Numerator:
Net income available to common stockholders	$60,825	$44,864	$29,246

Denominator:
Basic weighted average common shares outstanding	29,473,711	28,802,103	27,390,419
Effect of dilutive securities:
Stock options	545,426	700,785	918,548
Restricted shares	89,038	53,136	29,821
Restricted share units	2,062	—	—

Diluted weighted average common shares outstanding	30,110,237	29,556,024	28,338,788

Basic net income per common share	$2.06	$1.56	$1.07

Diluted net income per common share	$2.02	$1.52	$1.03

Stock options for the fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010 for 42,305, 110,460 and 275,134 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

Reclassifications—Where appropriate, the Company has reclassified prior years’ financial statements to conform to current year presentation.

Recent Accounting Pronouncements—The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on its results of operations, financial condition, or cash flows, based on current information, except for Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income.

In June 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, Comprehensive Income. Under the new guidance, the adjustments from net income to other comprehensive income are disclosed on the face of the financial statements. The Company retrospectively adopted the revised guidance, and it did not have a material impact on the Company’s Consolidated Financial Statements.

3. Goodwill and Intangible Assets

The Company acquired $88.0 million of intangible assets and recorded $177.2 million of goodwill in connection with an acquisition completed in Fiscal 2002. The goodwill is allocated between the Company’s segments (business units), retail and direct. Other intangible assets relate to asset purchases which occurred in Fiscal 2008 and costs incurred for tradenames in Fiscal 2012.

The following table discloses the carrying value of all intangible assets (in thousands):

	December 29, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Goodwill	$177,248	$—	$177,248	$177,248	$—	$177,248
Tradenames - Indefinite-lived	68,405	—	68,405	68,405	—	68,405
Tradenames - Definite-lived	514	10	504	115	—	115
Intangibles related to asset purchase	3,000	2,793	207	3,000	2,668	332

	$249,167	$2,803	$246,364	$248,768	$2,668	$246,100

Intangible amortization expense for Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $0.1 million, $0.5 million and $0.7 million, respectively. The annual impairment tests for goodwill and tradenames were performed during the fourth quarter of Fiscal 2012. The Company recognized an impairment charge of $0.3 million in the fourth quarter of Fiscal 2011 related to one of its tradenames. There have been no other impairment charges related to goodwill or other intangibles during Fiscal 2012, Fiscal 2011 and Fiscal 2010.

The useful lives of the Company’s definite-lived intangible assets are between 2 to 15 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at December 29, 2012, is as follows (in thousands):

Fiscal 2013	$175
Fiscal 2014	132
Fiscal 2015	50
Fiscal 2016	50
Fiscal 2017	50
Thereafter	254

$711

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 29, 2012	December 31, 2011
Leasehold improvements	$122,061	$113,608
Furniture, fixtures and equipment	108,429	99,687
Software	37,063	33,477

	267,553	246,772
Less: accumulated depreciation and amortization	(182,173)	(163,247)

Subtotal	85,380	83,525
Construction in progress	10,021	5,152

	$95,401	$88,677

Depreciation and amortization expense on property and equipment, including equipment recorded under capital leases, for the fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010 was approximately $22.9 million, $19.8 million and $20.4 million, respectively. The Company recognized impairment charges of $0.7 million during Fiscal 2012 on fixed assets related to three of its underperforming retail locations still in use in the Company’s operations. The Company recognized impairment charges of $0.9 million during Fiscal 2011 on fixed assets related to three of its underperforming retail locations still in use in the Company’s operations. During Fiscal 2010 the Company recognized an impairment charge of $1.3 million on fixed assets related to three underperforming retail locations, one of which are still in use in the Company’s operations. Impairment charges are included in selling, general and administrative expenses in the consolidated statements of operations.

Depreciation and amortization expense on property and equipment is recorded in selling, general and administrative expenses on the consolidated statements of operations. Assets held under capital leases are classified under furniture, fixtures and equipment. Capital leases were $1.1 million, net of accumulated amortization of $4.4 million, at December 29, 2012, and $2.2 million, net of accumulated amortization of $5.3 million, at December 31, 2011.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 29, 2012	December 31, 2011
Accrued salaries and related expenses	$14,985	$12,053
Sales tax payable and related expenses	5,642	8,664
Accrued fixed asset additions	4,624	3,362
Other accrued expenses	19,188	15,588

	$44,439	$39,667

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

With regards to the cumulative amount described above, had the Company recorded the above adjustment for non-income based taxes as it applied to fiscal 2010, the decrease to the Company’s net income would have been $0.6 million. The impact to beginning equity at December 26, 2009 would have been $1.7 million. The Company does not believe the $2.3 million adjustment to net income made during the first fiscal quarter of Fiscal 2011 is material to any of the prior periods mentioned or to the Company’s net income for Fiscal 2011.

The Company is involved in ongoing examinations with various taxing authorities regarding non-income based tax matters for fiscal 2012 and prior. The final obligation to these authorities may be subject to either an increase or decrease to the initial estimates recorded. As of December 29, 2012, the Company believes the reserves for these matters are adequately provided for in its consolidated financial statements, the reserves of which are reflected in “Accrued expenses and other current liabilities” in the Company’s consolidated balance sheets.

6. Credit Arrangements

As of December 29, 2012 and as of December 31, 2011 the Company had no outstanding debt, except for its capital lease obligations which were $0.2 million and $1.0 million as of December 29, 2012 and December 31, 2011, respectively.

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

Prior to the completion of their redemption during February 2011, the Notes were originally set to mature on November 15, 2012. The weighted average interest rate for interest paid for Fiscal 2011 was 7.79%.

Revolving Credit Facility

The terms of the Revolving Credit Facility were amended in January 2011, to extend the maturity date two years, through September 2015. The Company may borrow up to $70.0 million subject to the terms of the facility. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Vitamin Shoppe Industries, Inc. and VS Direct Inc. The obligations thereunder are secured by a security interest in substantially all of the assets of Vitamin Shoppe, Inc., Industries and Direct. VSI and Direct, provided guarantees in respect of our obligations under the Revolving Credit Facility, and VSI and Industries have provided guarantees in respect of Direct’s obligations under the Revolving Credit Facility. The Revolving Credit Facility provides for affirmative and negative covenants affecting Industries, VSI and Direct. The Revolving Credit Facility restricts, among other things, our ability to incur indebtedness, create or permit liens on our assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. There have been no borrowings under the Revolving Credit Facility during Fiscal 2012. The largest amount borrowed at any given point during Fiscal 2011 was $30.0 million. The unused available line of credit under the Revolving Credit Facility at December 29, 2012 was $69.5 million.

The borrowings under our Revolving Credit Facility accrue interest, at our option at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate. The weighted average interest rate for the Revolving Credit Facility during Fiscal 2011 was 2.80%.

Term Loan

On January 20, 2011, the Company entered into a term loan for $25.0 million to provide financing for the repurchase of our outstanding Notes. The term loan was scheduled to mature on January 20, 2013, and was payable in quarterly installments over the two year period bearing a variable interest rate of the adjusted Eurodollar rate plus 3.75%. The obligations under the term loan were secured by a security interest in substantially all of the assets of VSI, Industries and Direct and VSI provided guarantees in respect of our obligations under the term loan, and VSI and Industries have provided guarantees in respect of Direct’s obligations under the term loan. The term loan provided for affirmative and negative covenants affecting VSI, Industries and Direct. The borrowings under the term loan accrued interest, at our option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 3.75% above the adjusted Eurodollar rate.

On October 25, 2011, the Company paid $18.8 million, representing the remaining principal balance and accrued interest on the term loan, which resulted in a loss on extinguishment of debt of $0.1 million during October 2011. The weighted average interest rate for Fiscal 2011 was 4.00%.

Interest expense, net for Fiscal 2012, 2011 and 2010 consists of the following (in thousands):

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Interest on the Notes	$—	$644	$7,717
Interest on the term loan	—	601	—
Amortization of deferred financing fees	258	372	740
Interest on the revolving credit facility and fees	401	718	1,110
Interest income	—	(10)	(50)

	$659	$2,325	$9,517

Capital Leases

The Company leases certain computer equipment under capital leases which expire in Fiscal 2014. The future minimum lease payments for capital leases as of December 29, 2012 are approximately $88,000 in Fiscal 2013 and approximately $80,000 in Fiscal 2014.

7. Income Taxes

The provision for income taxes for Fiscal 2012, Fiscal 2011 and Fiscal 2010 consists of the following (in thousands):

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Current:
Federal	$36,776	$25,099	$14,674
State	7,167	5,387	3,710

Total current	43,943	30,486	18,384

Deferred:
Federal	(4,881)	(1,088)	1,345
State	(1,174)	(388)	(179)

Total deferred	(6,055)	(1,476)	1,166

Provision for income taxes	$37,888	$29,010	$19,550

A reconciliation of the statutory Federal income tax rate and effective rate of the provision for income taxes is as follows:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	4.7%	4.5%	4.6%
Adjustments for uncertain tax positions	(1.9)%	(0.4)%	0.2%
Other	0.6%	0.2%	0.3%

Effective tax rate	38.4%	39.3%	40.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 29, 2012 and December 31, 2011 are as follows (in thousands):

	December 29, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforward	$539	$812
Deferred rent	10,501	10,238
Tenant allowance	1,228	1,087
Deferred sales	3,827	3,479
General accrued liabilities	1,543	2,995
Deferred wages and compensation	4,770	3,750
Inventory	2,620	2,014
Equity compensation expense	4,214	3,838
Other	2,683	2,841

	31,925	31,054
Valuation allowance	(539)	(812)

Deferred tax assets	31,386	30,242

Deferred tax liabilities:
Trade name	(27,321)	(27,695)
Accumulated depreciation	(7,609)	(11,944)
Prepaid expenses	(1,563)	(1,465)

Deferred tax liabilities	(36,493)	(41,104)

Net deferred tax liability	$(5,107)	$(10,862)

Amounts recognized in the consolidated balance sheets consist of:
Deferred tax assets—current	$7,904	$2,863
Deferred tax liabilities—long term	(13,011)	(13,725)

Net deferred tax liability	$(5,107)	$(10,862)

Management periodically assesses whether the Company is more likely than not to realize some or all of its deferred tax assets. As of December 29, 2012, with the exception of $0.5 million of deferred tax assets arising from a foreign and state net operating loss carryforward against which there is a valuation allowance (see above table), management determined that the Company is more likely than not to realize the deferred tax assets detailed above. Realization of deferred tax assets associated with the state net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiction.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. As of December 29, 2012, the Company has accrued a liability of approximately $5.6 million related to uncertain tax positions, which is included in other long-term liabilities in the consolidated balance sheet. The Company expects a net decrease of approximately $5.3 million related to its accrual for uncertain tax positions to occur in the next twelve months due to a tax accounting method change for certain accrued expenses and a lapse of statutes of which $0.4 million is expected to have an effect on the effective tax rate.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $0.5 million at December 29, 2012, $1.9 million at December 31, 2011 and $3.2 million at December 25, 2010. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 26, 2009	$4,235
Additions based on tax positions related to the current year	113
Decreases for tax positions of prior years	(158)
Additions for tax positions of prior years	72

Balance at December 25, 2010	$4,262
Additions based on tax positions related to the current year	1,126
Decreases for tax positions of prior years	(1,277)
Additions for tax positions of prior years	2,595

Balance at December 31, 2011	$6,706
Additions based on tax positions related to the current year	1,169
Additions for tax positions of prior years	2,554
Decreases for tax positions of prior years due to revaluation of positions	(2,554)
Decreases for tax positions of prior years due to lapse of statutes	(2,245)

Balance at December 29, 2012	$5,630

The Company recognizes interest related to uncertain tax positions in income tax expense. Interest recognized through the consolidated statements of operations for Fiscal 2012 was a reduction of approximately $0.5 million and for Fiscal 2011 and Fiscal 2010 were approximately $0.6 million and $0.1 million, respectively. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2011 and for state examinations before 2008. However, the tax authorities still have the ability to review the relevance of net operating loss carryforwards created in closed years if such tax attributes are utilized in open years (subsequent to 2008).

8. Stock Based Compensation

Equity Incentive Plans- The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”), under which the Company has granted stock options (includes non-qualified as well as performance based stock options), restricted shares (includes time based as well as performance based restricted shares) and restricted share units. The issuance of up to 7,453,678 shares of common stock is authorized under these plans. As of December 29, 2012, there were 2,770,850 shares available to grant under both plans. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted shares and restricted share units are issued at a value not less than the fair market value of the common shares on the date of the grant. Generally, stock options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such equity grants were awarded. Equity awards of restricted shares generally shall become vested between two and four years subsequent to the date on which such equity grants were awarded. However, regarding performance based stock options and performance based restricted shares, vesting is dependent not only on the passage of time, but also on the attainment of certain internal performance metrics. The stock options generally have a maximum term of 10 years. The following table summarizes stock options for the 2006 and 2009 Plans as of December 29, 2012 and changes during Fiscal 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	2,017,175	$17.19
Granted	11,068	$54.50
Exercised	(835,371)	$13.45
Canceled/forfeited	(46,487)	$29.00

Outstanding at December 29, 2012	1,146,385	$19.80	5.03	$41,472

Vested or expected to vest at December 29, 2012	1,091,359	$19.80	5.03

Vested and exercisable at December 29, 2012	798,793	$16.68	4.27	$31,396

The total intrinsic value of options exercised during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $34.2 million, $10.5 million and $28.9 million, respectively. The cash received from options exercised during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $11.2 million, $6.1 million and $16.9 million, respectively.

The following table summarizes restricted shares for the 2009 Plan as of December 29, 2012 and changes during Fiscal 2012:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	219,365	$28.79
Granted	145,462	$46.41
Vested	(43,481)	$19.08
Canceled/forfeited	(45,991)	$35.49

Unvested at December 29, 2012	275,355	$38.51

During Fiscal 2012, the Company granted 5,265 restricted share units with a weighted average grant date fair value of $42.73. Restricted share units become vested one year subsequent to the date on which such equity grants were awarded.

Compensation expense attributable to stock-based compensation for Fiscal 2012 was approximately $6.5 million, for Fiscal 2011 was approximately $5.2 million and for Fiscal 2010 was approximately $4.1 million. As of December 29, 2012, the remaining unrecognized stock-based compensation expense for non-vested stock options, restricted shares and restricted share units to be expensed in future periods is $10.6 million, and the related weighted-average period over which it is expected to be recognized is 2.0 years. There were 798,793 and 347,592 vested and non-vested outstanding options, respectively, at December 29, 2012. There were 275,355 unvested restricted shares and 5,265 unvested restricted share units at December 29, 2012. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for stock options, restricted shares and restricted share units as of December 29, 2012 is approximately $0.6 million.

The weighted average grant date fair value of stock options granted was $23.20, $17.56 and $11.91 for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average expected volatility	44.6%	49.6%	48.4%
Weighted average risk-free interest rate	1.0%	2.5%	2.9%
Expected holding period(s)	4.50 - 6.25 years	3.63 - 6.25 years	5.50 - 6.25 years

Employee Stock Purchase Plan— Pursuant to the Vitamin Shoppe 2010 Employee Stock Purchase Plan (the “ESPP”), shares of common stock are issued at the end of each calendar quarter (the “Participation Period”) subject to employee participation in the plan. Under the ESPP, participating employees are allowed to purchase shares at 85% of the lower of the market price of the Company’s common stock at either the first or last trading day of the Participation Period. Compensation expense related to the ESPP is based on the estimated fair value of the discount and purchase price offered on the estimated shares to be purchased under the ESPP. During Fiscal 2012, employee contributions of $0.7 million were used to purchase 18,897 shares of the Company’s common stock under the ESPP. During Fiscal 2011, employee contributions of $0.9 million were used to purchase 32,120 shares of the Company’s common stock under the ESPP. As of December 29, 2012, there was approximately $0.2 million of employee payroll deductions available under the ESPP for purchasing common shares on the December 31, 2012 purchase date.

9. Benefit Plans

The Company sponsors the Vitamin Shoppe Industries, Inc. 401(k) Plan (“401k Plan”). Employees who have completed one month of service are eligible to participate in the 401k Plan. The 401k Plan provides for participant contributions of 1% to 100% of participant compensation into deferred savings, subject to IRS limitations. The 401k Plan provides for Company contributions upon the participant meeting the eligibility requirements. Participants are 100% vested in the Company matching contribution upon receipt. The Company matching contribution is 100% of the first 3% of participant compensation contributed to the 401k Plan and 50% of the next 2% of participant compensation contributed to the 401k Plan. The Company may make discretionary contributions for each 401k Plan year.

The Company recognized expenses for the 401k Plan of $1.5 million, $1.0 million and $0.9 million in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

The Company has a Non-qualified Deferred Compensation Plan (“DC Plan”). The DC Plan allows participants the opportunity to defer pretax amounts up to 75% of base salary and up to 100% of other eligible compensation. The DC Plan is primarily funded by elective contributions made by the participants. The Company has elected to finance any potential DC Plan benefit obligation using corporate owned life insurance policies. The assets of the DC Plan were $1.6 million and $1.0 million at December 29, 2012 and December 31, 2011, respectively, and are included in other long-term assets in the consolidated balance sheets. Accordingly, gains and losses on the underlying investments, which are held in a Rabbi Trust, are recognized in the consolidated statement of operations. The liabilities for the DC Plan were $1.7 million and $1.1 million at December 29, 2012 and December 31, 2011, respectively, and are included in other long-term liabilities in the consolidated balance sheets.

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

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Minimum rentals	$86,178	$79,710	$72,802
Contingent rentals	15	141	180

	86,193	79,851	72,982
Less: Sublease rentals	(248)	(243)	(224)

Net rental expense	$85,945	$79,608	$72,758

The Company recorded charges of $0.4 million and $0.7 million, in the fourth quarters of Fiscal 2012 and Fiscal 2011, respectively, for lease termination costs related to the closing of one retail location in each period, which is included in selling, general and administrative expenses in the consolidated statement of operations.

As of December 29, 2012, the Company’s lease commitments are as follows (in thousands):

Fiscal year	Total Operating Leases (1)
2013	$93,262
2014	89,094
2015	78,497
2016	71,902
2017	61,902
Thereafter	181,818

$576,475

(1)	Store operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during Fiscal 2012. Operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 16.4% of our minimum lease obligations for Fiscal 2012. In addition, not included are variable activity based fees associated with our west coast logistics facility, which were approximately $2.0 million during Fiscal 2012.

11. Legal Proceedings

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. As of December 29, 2012, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

12. Segment and Product Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment primarily includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through retail stores primarily in the United States. The direct segment generates revenue through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products primarily through the Company’s web-site and catalog. A catalog is mailed periodically to customers in the Company’s Healthy Awards Program database, and the Company’s website at www.vitaminshoppe.com offers its customers online access to a full assortment of approximately 17,500 SKUs. Corporate costs represent the Company’s administrative expenses which include, but are not limited to: human resources, legal, retail management, direct management, finance, information technology, depreciation and amortization, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The Company has allocated $131.9 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company’s business segments (in thousands):

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net sales:
Retail	$849,765	$765,925	$668,008
Direct	101,137	90,661	83,474

Net sales	950,902	856,586	751,482

Income from operations:
Retail	173,300	147,023	118,319
Direct	19,588	16,705	14,863
Corporate costs (1)	(93,516)	(86,894)	(73,520)

Income from operations	$99,372	$76,834	$59,662

(1)	Corporate costs include depreciation and amortization expenses of $23.1 million, $20.3 million and $21.1 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

The following table represents net merchandise sales by major product category (in thousands):

Product Category	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Vitamins, Minerals and Herbs	$366,818	$340,773	$302,568
Specialty Supplements and Sports Nutrition	500,675	449,981	393,349
Other	81,192	62,438	51,130

Total	948,685	853,192	747,047
Delivery Revenue	2,217	3,394	4,435

	$950,902	$856,586	$751,482

13. Fair Value of Financial Instruments

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and its revolving credit facility, when utilized. The Company believes that the recorded values of its financial instruments approximate their fair values due to their nature and respective durations.

Deferred compensation assets include variable life insurance policies held in a Rabbi Trust. The Company values these policies using observable market data. The inputs used to value the variable life insurance policies fall within Level 2 of the fair value hierarchy.

Prior to its termination in Fiscal 2009, an interest rate swap was utilized to offset fluctuations related to the variable interest rate payments on a portion of the Company’s Notes. Prior to December 25, 2010, the unrecognized loss related to the interest rate swap was included in accumulated other comprehensive loss in the consolidated balance sheets. The swap was previously categorized within Level 2 in the fair value hierarchy. For the fiscal year ended December 25, 2010, approximately $0.6 million, net of taxes, was reclassified from accumulated other comprehensive loss to earnings (as a component of interest expense). At December 25, 2010, the unrecognized loss was fully amortized and charged to earnings.

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

15. Selected Quarterly Financial Information (unaudited)

The following table summarizes the 2012 and 2011 quarterly results (in thousands, except for share data):

	Fiscal Quarter Ended (a)
	March	June	September	December
Fiscal Year Ended December 29, 2012
Net sales	$248,051	$244,981	$238,994	$218,876
Gross profit	88,336	85,755	82,500	76,391
Income from operations	30,429	27,704	24,768	16,471
Net income	18,261	16,595	16,291	9,678
Net income per common share:
Basic	$0.63	$0.57	$0.55	$0.32
Diluted	$0.61	$0.55	$0.54	$0.32
Fiscal Year Ended December 31, 2011
Net sales	$216,852	$215,942	$208,936	$214,856
Gross profit	75,276	73,712	69,443	74,528
Income from operations	20,825	20,393	17,631	17,985
Net income	11,589	11,952	11,911	9,412
Net income per common share:
Basic	$0.41	$0.42	$0.41	$0.32
Diluted	$0.40	$0.40	$0.40	$0.32

(a)	The fourth quarter of Fiscal 2011 consisted of 14 weeks. All other fiscal quarters presented consisted of 13 weeks.

In the fourth quarter of Fiscal 2012, the impact of Super Storm Sandy resulted in a reduction of net sales of approximately $3.0 million and the resulting impact on net income was a loss of approximately $1.2 million. In addition, the Company incurred costs of approximately $1.3 million in the fourth quarter of Fiscal 2012 related to the acquisition of Super Supplements, Inc. which is included in selling, general and administrative expenses in the consolidated statement of operations. The Company incurred start up costs of approximately $0.8 million in Fiscal 2012 related to Vitapath Canada Limited of which approximately $0.4 million was incurred in the fourth quarter of Fiscal 2012.

In the fourth quarter of Fiscal 2011, the inclusion of the 14th week resulted in incremental revenues of approximately $15.6 million which resulted in income from operations of approximately $3.5 million, which reflects a benefit from occupancy costs, as rent is charged monthly.

16. Subsequent Event

On February 14, 2013, Mariner acquired substantially all of the assets and assumed certain liabilities of Super Supplements, Inc., a specialty retailer of vitamins, minerals, supplements and sports nutrition, including 31 retail locations in Washington, Oregon and Idaho, a distribution center in Seattle, Washington and e-commerce business. The total purchase price was approximately $50 million in cash and the assumption of certain liabilities. The acquisition was financed by existing cash on the Company’s balance sheet.

The Company expensed $1.3 million of costs related to this acquisition during Fiscal 2012 which is included in the consolidated statement of operations within selling, general and administrative expenses. The Company expects $1.7 million of additional costs related to this acquisition to be expensed in Fiscal 2013.

Pro forma results are not presented as the acquisition was immaterial to the operating results for Fiscal 2012 and 2011.