Form 10-Q
period 2013-03-30
Vitamin Shoppe, Inc.
filed 2013-05-07
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

As of April 19, 2013, Vitamin Shoppe, Inc. had 30,347,939 shares of common stock outstanding.

EX 31.1

EX 31.2

EX 32.1

EX 32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Vitamin Shoppe, Inc. (formerly VS Holdings, Inc. (“VSI”)), Vitamin Shoppe Industries Inc. (“Industries”), VS Direct Inc. (“Direct”), Vitamin Shoppe Mariner, Inc. (“Mariner”), and Vitapath Canada Limited (“VCL”, and, together with VSI, Industries, Direct and Mariner, the “Company”, “we”, “us” or “our”) caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, new stores, working capital, liquidity, capital expenditures, capital needs, leverage levels, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements.” You can identify these statements by forward-looking words such as “expect”, “intend”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “outlook”, “trends”, “future benefits”, “strategies”, “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2.–Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The “forward looking statements” contained in this report are made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Other Information”. Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the vitamin, mineral and supplement (“VMS”) industry, continued demand from the primary markets the Company serves, economic conditions generally, the availability of raw materials, as well as factors more specific to the Company such as restrictions imposed by the Company’s revolving credit facility including financial covenants and limitations on the Company’s ability to incur additional indebtedness and the Company’s future capital requirements. See “Item 1A – Risk Factors” in the Company’s Fiscal 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2013, for further discussion.

The Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 30, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$31,213	$81,168
Inventories	151,852	137,693
Prepaid expenses and other current assets	26,582	22,476

Total current assets	209,647	241,337
Property and equipment, net of accumulated depreciation and amortization of $187,691 and $182,173 in 2013 and 2012, respectively	108,537	95,401
Goodwill	209,541	177,248
Other intangibles, net	71,467	69,116
Other assets	3,663	3,183

Total assets	$602,855	$586,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,230	$22,445
Accrued expenses and other current liabilities	47,263	65,439

Total current liabilities	78,493	87,884
Deferred income taxes	13,391	13,011
Deferred rent	31,357	30,150
Other long-term liabilities	8,396	7,822
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at March 30, 2013 and December 29, 2012	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 30,213,430 shares issued and outstanding at March 30, 2013, and 30,170,627 shares issued and outstanding at December 29, 2012	302	302
Additional paid-in capital	290,616	287,574
Accumulated other comprehensive (loss) income	(38)	1
Retained earnings	180,338	159,541

Total stockholders’ equity	471,218	447,418

Total liabilities and stockholders’ equity	$602,855	$586,285

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales	$279,087	$248,051
Cost of goods sold	177,445	159,715

Gross profit	101,642	88,336
Selling, general and administrative expenses	66,961	57,907

Income from operations	34,681	30,429
Interest expense, net	105	187

Income before provision for income taxes	34,576	30,242
Provision for income taxes	13,779	11,981

Net income	$20,797	$18,261

Weighted average common shares outstanding
Basic	29,919,356	29,045,529
Diluted	30,494,915	29,817,937
Net income per common share
Basic	$0.70	$0.63
Diluted	$0.68	$0.61

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income	$20,797	$18,261
Other comprehensive loss:
Foreign currency translation adjustments	(39)	—

Other comprehensive loss	(39)	—

Comprehensive income	$20,758	$18,261

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$20,797	$18,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	6,335	5,529
Impairment charge on fixed assets	—	528
Loss on disposal of fixed assets	—	371
Amortization of deferred financing fees	20	82
Deferred income taxes	177	—
Deferred rent	73	201
Equity compensation expense	1,850	1,340
Tax benefits on exercises of stock options	(304)	(1,190)
Changes in operating assets and liabilities:
Inventories	(532)	(8,122)
Prepaid expenses and other current assets	(3,051)	(1,507)
Other assets	(233)	(212)
Accounts payable	4,489	(1,407)
Accrued expenses and other current liabilities	(19,616)	(7,636)
Other long-term liabilities	1,145	639

Net cash provided by operating activities	11,150	6,877

Cash flows from investing activities:
Capital expenditures	(11,843)	(5,887)
Acquisition of Super Supplements, Inc	(50,310)	—
Trademarks and other intangible assets	(96)	—

Net cash used in investing activities	(62,249)	(5,887)

Cash flows from financing activities:
Payments of capital lease obligations	(21)	(353)
Proceeds from exercises of common stock options	473	1,334
Issuance of shares under employee stock purchase plan	415	321
Tax benefits on exercises of stock options	304	1,190

Net cash provided by financing activities	1,171	2,492

Effect of exchange rate changes on cash and cash equivalents	(27)	—

Net (decrease) increase in cash and cash equivalents	(49,955)	3,482
Cash and cash equivalents beginning of period	81,168	10,754

Cash and cash equivalents end of period	$31,213	$14,236

Supplemental disclosures of cash flow information:
Interest paid	$88	$91
Income taxes paid	$15,366	$1,987
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$5,698	$1,887
Assets acquired under capital lease	$—	$264

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

Vitamin Shoppe, Inc. (“VSI”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “Industries”) and Industries’ wholly-owned subsidiaries, VS Direct Inc. (“Direct”), Vitamin Shoppe Mariner, Inc. (“Mariner”) and Vitapath Canada Limited (“VCL”, and, together with Industries, Direct, Mariner and VSI, the “Company”), is a leading specialty retailer and direct marketer of nutritional products. Sales of both national brands and proprietary brands of vitamins, minerals, nutritional supplements, herbs, sports nutrition formulas, homeopathic remedies and other health and beauty aids are made through VSI-owned retail stores, the internet and mail order catalogs to customers located primarily in the United States. VSI operates from its headquarters in North Bergen, New Jersey.

The condensed consolidated financial statements as of March 30, 2013 and for the three months ended March 30, 2013 and March 31, 2012, are unaudited. The condensed consolidated balance sheet as of December 29, 2012 was derived from our audited financial statements. All intercompany transactions and balances have been eliminated in consolidation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2012, as filed with the Securities and Exchange Commission on February 26, 2013. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week period, ending on the last Saturday in December. Fiscal 2013 is a 52-week period ending December 28, 2013 and Fiscal 2012 was a 52-week period ended December 29, 2012. The results for the three months ended March 30, 2013 and March 31, 2012, are each based on 13-week periods, respectively.

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, Inc., a specialty retailer of vitamins, minerals, supplements and sports nutrition, including 31 retail locations in Washington, Oregon and Idaho, a distribution center in Seattle, Washington and an e-commerce business. The total purchase price was approximately $50 million in cash and the assumption of certain liabilities. Refer to Note 3. Acquisition for additional information.

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

Advertising Costs—The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. Advertising expense was $5.6 million and $4.1 million for the three months ended March 30, 2013 and March 31, 2012, respectively.

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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three Months Ended
	March 30, 2013	March 31, 2012
Numerator:
Net income	$20,797	$18,261

Denominator:
Basic weighted average common shares outstanding	29,919,356	29,045,529
Effect of dilutive securities:
Stock options	454,953	697,326
Restricted shares	118,023	74,641
Restricted share units	2,583	441

Diluted weighted average common shares outstanding	30,494,915	29,817,937

Basic net income per common share	$0.70	$0.63

Diluted net income per common share	$0.68	$0.61

Stock options and restricted shares for the fiscal quarters ended March 30, 2013 and March 31, 2012 in the amount of 25,203 shares and 119,517 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

Recent Accounting Pronouncements— The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition, or cash flows, based on current information.

3. Acquisition

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, Inc., a specialty retailer of vitamins, minerals, supplements and sports nutrition, including 31 retail locations in Washington, Oregon and Idaho, a distribution center in Seattle, Washington and an e-commerce business. The total purchase price was approximately $50 million in cash and the assumption of certain liabilities, subject to certain conditions including a net working capital adjustment. The acquisition was financed by existing cash on the Company’s balance sheet. The results of operations of the acquired business are included in the Company’s results from the acquisition date.

The Company has recorded its preliminary accounting for this acquisition in accordance with accounting guidance on business combinations. The acquisition resulted in goodwill primarily related to growth opportunities. The Company expensed $1.3 million of costs related to this acquisition during the fourth quarter of Fiscal 2012 and expensed $2.0 million of acquisition and integration costs during the first quarter of Fiscal 2013 which are included in the condensed consolidated statement of income within selling, general and administrative expenses.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values. The goodwill was allocated to our retail segment. The preliminary allocation is as follows (in thousands):

As of February 14, 2013
Total consideration transferred	$50,310
Less: net identifiable assets acquired:
Current assets	14,693
Non-current assets	7,027
Intangible assets	2,400
Current liabilities	(5,307)
Long-term liabilities	(796)

Total net identifiable assets acquired	$18,017

Goodwill	$32,293

Intangible assets consist of a tradename of $2.4 million which is being amortized over the estimated useful life of 3 years. Long-term liabilities include unfavorable leases for certain retail locations of $0.8 million. The unfavorable lease liabilities are being amortized to rent expense over their respective lease terms, ranging from 2 to 9 years. Amortization expense for the unfavorable leases over the next five years is approximately $0.2 million per year for the first through third years and approximately $0.1 million per year for the fourth and fifth year. The goodwill of $32.3 million is expected to be amortized for tax purposes.

From February 15, 2013 through March 30, 2013 the acquired business generated net sales of $10.3 million and net income of $0.2 million, excluding acquisition and integration costs. Pro forma results are not presented as the acquisition was not significant to the operating results for the three months ended March 30, 2013 and Fiscal 2012.

4. Goodwill and Intangible Assets

The following table discloses the carrying value of all intangible assets (in thousands):

	March 30, 2013			December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Goodwill	$209,541	$—	$209,541	$177,248	$—	$177,248
Tradenames - Indefinite-lived	68,405	—	68,405	68,405	—	68,405
Tradenames - Definite-lived	3,010	124	2,886	514	10	504
Intangibles related to asset purchase	3,000	2,824	176	3,000	2,793	207

	$283,956	$2,948	$281,008	$249,167	$2,803	$246,364

The useful lives of the Company’s definite-lived intangible assets are between 2 to 15 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at March 30, 2013, is as follows (in thousands):

Remainder of Fiscal 2013	$738
Fiscal 2014	942
Fiscal 2015	860
Fiscal 2016	160
Fiscal 2017	60
Thereafter	302

$3,062

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 30, 2013	December 29, 2012
Deferred sales	$8,365	$20,912
Accrued salaries and related expenses	6,364	14,985
Sales tax payable and related expenses	6,516	5,642
Accrued fixed asset additions	5,582	4,624
Other accrued expenses	20,436	19,276

	$47,263	$65,439

6. Credit Arrangements

As of March 30, 2013 and as of December 29, 2012, the Company had no outstanding debt, except for its capital lease obligations which were $0.1 million and $0.2 million as of March 30, 2013 and December 29, 2012, respectively.

Revolving Credit Facility

On September 25, 2009, the Company entered into a revolving credit facility (the “Revolving Credit Facility”). The terms of the Revolving Credit Facility, as amended, extend through September, 2015, and allow the Company to borrow up to $70.0 million subject to the terms of the facility. On December 20, 2012, Mariner was added as a borrower to the Revolving Credit Facility. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Industries, Direct and Mariner. The obligations thereunder are secured by a security interest in substantially all of the assets of VSI, Industries, Direct and Mariner. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries, Direct and Mariner have each guaranteed the obligations of the other two respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting VSI, Industries, Direct and Mariner. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities the Company can enter into. During the three months ended March 30, 2013 there have been no borrowings under the Revolving Credit Facility. The unused available line of credit under the Revolving Credit Facility at March 30, 2013 was $69.4 million.

The borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate.

Interest expense, net for the three months ended March 30, 2013 and March 31, 2012 consists of the following (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Interest on the revolving credit facility and fees	$96	$105
Amortization of deferred financing fees	20	82
Interest income	(11)	—

Interest expense, net	$105	$187

7. Stock-Based Compensation

Equity Incentive Plans—The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”), under which the Company has granted stock options (includes non-qualified as well as performance based stock options), restricted shares (includes time based as well as performance based restricted shares) and restricted share units. The issuance of up to 7,453,678 shares of common stock is authorized under these plans. As of March 30, 2013, there were 2,765,226 shares available to grant under both plans. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted shares and restricted share units are issued at a value not less than the fair market value of the common shares on the date of the grant. Generally, stock options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such equity grants were awarded. Equity awards of restricted shares generally shall become vested between two and four years subsequent to the date on which such equity grants were awarded. However, regarding performance based stock options and performance based restricted shares, vesting is dependent not only on the passage of time, but also on the attainment of certain internal performance metrics. The vesting requirements for performance based stock options and performance based restricted shares permit a catch-up of vesting at the end of the vesting period. Restricted share units generally shall become vested one year subsequent to the date on which such equity grants were awarded. The stock options generally have a maximum term of 10 years. The following table summarizes stock options for the 2006 and 2009 Plans as of March 30, 2013 and changes during the three month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2012	1,146,385	$19.80
Granted	—	—
Exercised	(23,434)	$20.20
Canceled/forfeited	(7,810)	$28.91

Outstanding at March 30, 2013	1,115,141	$19.73	4.77	$32,536

Vested or expected to vest at March 30, 2013	1,060,499	$19.73	4.77

Vested and exercisable at March 30, 2013	806,555	$16.67	4.03	$25,954

The total intrinsic value of options exercised during the three months ended March 30, 2013 and March 31, 2012, was $0.7 million and $2.9 million, respectively. The cash received from options exercised during the three months ended March 30, 2013 and March 31, 2012 was $0.5 million and $1.3 million, respectively.

The following table summarizes restricted shares for the 2009 Plan as of March 30, 2013 and changes during the three month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2012	275,355	$38.51
Granted	13,056	$63.85
Vested	(5,660)	$15.11
Canceled/forfeited	(6,036)	$38.85

Unvested at March 30, 2013	276,715	$40.17

The following table summarizes restricted share units for the 2009 Plan as of March 30, 2013 and changes during the three month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 29, 2012	5,265	$42.73
Granted	6,414	$56.08
Vested	(2,978)	$40.30

Unvested at March 30, 2013	8,701	$53.40

Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period, net of anticipated forfeitures. With the exception of restricted shares and restricted share units, determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected volatility is derived from the average volatility of similar actively traded companies over our expected holdings periods, as well as the Company’s own volatility, which is weighted to adjust for the shorter trading history. Generally, the expected holding period of non performance based options is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in a holding period of 6.25 years. Certain limited grants have contractual terms of 7.5 years, and/or shorter vesting periods and as such have calculated holding periods of 4 to 5 years. The Company’s performance based stock option grants vest annually over four years depending on a particular year’s attainment of certain internal financial performance metrics. For accounting purposes, performance based stock option grants are measured, and expense is calculated and recorded, subsequent to the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. The target metrics underlying the vesting of performance based stock option grants are established each year. Accordingly, the holding period for performance based stock option grants is calculated using the vesting term of 1 year and the remainder of the contractual term of 10 years, depending on which year of the four year grant is currently vesting; e.g. 25% of the grant vesting in year two of the grant would have a holding period calculated using 1 year and the remaining 9 years of the contractual term. The simplified method was chosen as a means to determine the Company’s holding period as prior to November 2009 there was no historical option exercise experience due to the

Company being privately held. As of March 30, 2013, there continues to be insufficient information for purposes of determining a Company specific holding period due to the Company being a relatively new publicly owned company. The risk-free interest rate is derived from the average yields of zero-coupon U.S. Treasury Strips for the expected holding period of each of the Company’s stock option grants. Compensation expense resulting from the granting of restricted shares and restricted share units is based on the grant date fair value of those common shares and is recognized generally over the two to four year vesting period for restricted shares and over the one year vesting period for restricted share units.

The weighted-average grant date fair value of stock options granted during the three months ended March 30, 2013 and March 31, 2012, was $36.44 and $20.84, respectively. These valuations represent the fair value of subsequent annual tranches of performance based stock option grants. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 30, 2013	March 31, 2012
Expected dividend yield	0.0%	0.0%
Weighted average expected volatility	42.7%	44.9%
Weighted average risk-free interest rate	0.7%	0.9%
Expected holding period	4.50 years	5.00 years

Employee Stock Purchase Plan—Pursuant to the Vitamin Shoppe 2010 Employee Stock Purchase Plan (the “ESPP”), shares of common stock are issued at the end of each calendar quarter (the “Participation Period”) subject to employee participation in the plan. Under the ESPP, participating employees are allowed to purchase shares at 85% of the lower of the market price of the Company’s common stock at either the first or last trading day of the Participation Period. Compensation expense related to the ESPP is based on the estimated fair value of the discount and purchase price offered on the estimated shares to be purchased under the ESPP. During the three months ended March 30, 2013 and March 31, 2012, 9,371 shares and 9,375 shares, respectively, of the Company’s common stock were purchased under the ESPP.

Compensation expense attributable to stock-based compensation for the three months ended March 30, 2013 and March 31, 2012, was approximately $1.8 million and $1.3 million, respectively. As of March 30, 2013, the remaining unrecognized stock-based compensation expense for non-vested stock options, restricted shares and restricted share units to be expensed in future periods is $10.0 million, and the related weighted-average period over which it is expected to be recognized is 1.8 years. There were 806,555 and 308,586 vested and non-vested outstanding options, respectively, at March 30, 2013. There were 276,715 unvested restricted shares and 8,701 unvested restricted share units at March 30, 2013. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for stock options, restricted shares and restricted share units as of March 30, 2013 is approximately $0.6 million.

8. Legal Proceedings

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. As of March 30, 2013, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

9. Segment Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through Vitamin Shoppe and Super Supplements retail stores throughout the United States. The direct segment generates revenue through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products primarily through the Company’s websites and catalog. A catalog is mailed periodically to customers in the Company’s Healthy Awards Program database, and the Company’s websites at www.vitaminshoppe.com and www.supersup.com offer customers online access to a full assortment of approximately 26,000 SKUs. Corporate costs represent the Company’s administrative expenses which include, but are not limited to: human resources, legal, retail management, direct management, finance, information technology, depreciation and amortization, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 2. Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. The Company has allocated $164.2 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales:
Retail	$248,422	$220,975
Direct	30,665	27,076

Net sales	$279,087	$248,051

Income from operations:
Retail	$55,175	$47,970
Direct	5,876	5,610
Corporate costs (1)	(26,370)	(23,151)

Income from operations	$34,681	$30,429

(1)	Corporate costs include depreciation and amortization expenses for the three months ended March 30, 2013 and March 31, 2012 of $6.3 million and $5.5 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q. The discussion in this section contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “expect”, “intend”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “outlook”, “trends”, “future benefits”, “strategies”, “goals” and similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, capital resources, liquidity, capital expenditures, new stores, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A - Risk Factors” in our Fiscal 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013.

Company Overview

We are a leading specialty retailer and direct marketer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. As of April 19, 2013, we operated 622 stores in 42 states, the District of Columbia, Puerto Rico and Ontario, Canada and sold our products directly to consumers through the internet, primarily at www.vitaminshoppe.com and www.supersup.com, and our catalog. We market over 600 different nationally recognized brands as well as our proprietary brands, which include Vitamin Shoppe, BodyTech and True Athlete. We believe we offer the greatest variety of products among vitamin, mineral and supplement (“VMS”) retailers with approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and approximately 18,000 additional SKUs available through our e-commerce and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or at mass merchants, such as drugstores and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, Inc., a specialty retailer of vitamins, minerals, supplements and sports nutrition, including 31 retail locations in Washington, Oregon and Idaho, a distribution center in Seattle, Washington and e-commerce business. The total purchase price was approximately $50 million in cash and the assumption of certain liabilities. Refer to Note 3. Acquisition in the Notes to Condensed Consolidated Financial Statements for additional information.

Segment Information

We sell our products through two operating segments: retail, which includes both Vitamin Shoppe and Super Supplements retail store formats, and direct, which consists of our e-commerce and catalog formats.

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

Since the beginning of 2006, we have aggressively pursued new store growth. During this period through April 19, 2013, we opened 332 new stores and acquired 31 stores, expanding our presence in our existing markets as well as entering new markets. Our new stores typically have reached sales more consistent with our mature store base over an approximate four to five year time period.

Direct. We sell our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. Our e-commerce sites and our catalog complement our in-store experience by extending our retail product offerings with approximately 18,000 additional SKUs that are not available in our stores and enable us to access customers outside our retail markets and those who prefer to shop online.

Trends and Other Factors Affecting Our Business

Our performance is affected by industry trends including demographic, health and lifestyle preferences. Changes in these trends and other factors, which we may not foresee, may also impact our business. For example, our industry is subject to potential regulatory actions and other legal matters that could affect the viability of a given product. Variable consumer trends, such as those described in the following paragraph, as well as the overall impact on consumer spending, which may be impacted heavily by current economic conditions, can dramatically affect purchasing patterns. While we achieved an overall sales growth of 12.5% in the three months ended March 30, 2013 compared to the three months ended March 31, 2012, we experienced variability in our sales performance year to date, with April sales growth lower than anticipated. Our business allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives. We will continue to diversify our product lines to offer items less susceptible to the effects of economic conditions. Additionally, our performance is affected by competitive trends such as changes in promotional strategy or expansion of product assortment by various competitors.

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

Our new stores typically require approximately four to five years to mature generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin and sales per square foot. As our recently opened stores mature, we expect them to contribute meaningfully to our operating results.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the notes to the Consolidated Financial Statements included in our financial statements for Fiscal 2012, Fiscal 2011, and Fiscal 2010, filed with the Securities and Exchange Commission on February 26, 2013, in our Annual Report on Form 10-K. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of our Board of Directors has reviewed its disclosures relating to them. Management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

General Definitions for Operating Results

Net Sales consist of sales, net of sales returns, deferred sales and a provision for estimated future returns, from comparable stores and non comparable stores, as well as sales made directly to our e-commerce and catalog customers. A store is included in comparable store sales after 410 days of operation.

Cost of goods sold, which excludes depreciation and amortization which is included within selling, general and administrative expenses, includes the cost of inventory sold, costs of warehousing and distribution and store occupancy costs. Warehousing and distribution costs include freight on internally transferred merchandise, rent for the distribution centers and costs associated with our buying department and distribution facilities, including payroll, which are capitalized into inventory and then expensed as merchandise is sold. Store occupancy costs include rent, common area maintenance, real estate taxes and utilities.

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

Interest expense, net includes interest on our revolving credit facility, along with letters of credit fees, interest on our capital leases, as well as amortization of financing costs, offset with interest income earned from highly liquid investments (investments purchased with an original maturity of three months or less).

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales	$279,087	$248,051
Increase in comparable store net sales	4.5%	9.6%
Gross profit as a percent of net sales	36.4%	35.6%
Income from operations	$34,681	$30,429

The following table shows the growth in our network of stores during the three months ended March 30, 2013 and March 31, 2012:

	Three Months Ended
	March 30, 2013	March 31, 2012
Store Data:
Stores open at beginning of period	579	528
Stores opened	13	15
Stores acquired	31	—
Stores closed	(2)	—

Stores open at end of period	621	543

Results of Operations

The information presented below is for the three months ended March 30, 2013 and March 31, 2012 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three months ended March 30, 2013 and March 31, 2012 as a percentage of net sales:

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales	100.0%	100.0%
Cost of goods sold	63.6%	64.4%

Gross profit	36.4%	35.6%
Selling, general and administrative expenses	24.0%	23.3%

Income from operations	12.4%	12.3%
Interest expense, net	0.0%	0.1%

Income before provision for income taxes	12.4%	12.2%
Provision for income taxes	4.9%	4.8%

Net income	7.5%	7.4%

Three Months Ended March 30, 2013 Compared To Three Months Ended March 31, 2012

Net Sales

Net sales increased $31.0 million, or 12.5%, to $279.1 million for the three months ended March 30, 2013 compared to $248.1 million for the three months ended March 31, 2012. The increase was primarily the result of an increase in our comparable store sales, non-comparable store sales (including acquired stores), as well as an increase in our direct sales. Excluding the impact of sales from Super Supplements, sales increased primarily in the categories of specialty supplements and sports nutrition, which increased $9.9 million and vitamins, minerals and herbs, which increased $8.3 million. The sports nutrition category continues to be among our fastest growing categories.

Retail

Net sales from our retail stores increased $27.4 million, or 12.4%, to $248.4 million for the three months ended March 30, 2013 compared to $221.0 million for the three months ended March 31, 2012. We operated 621 stores as of March 30, 2013 compared to 543 stores as of March 31, 2012. Store sales increased due to an increase in comparable store sales of $9.8 million, or 4.5%, and an increase in non-comparable store sales of $17.6 million, which includes $9.6 million from Super Supplements stores. The increase in comparable store sales was primarily driven by a combination of increased traffic and ticket.

Direct

Net sales to our direct customers increased $3.6 million, or 13.3%, to $30.7 million for the three months ended March 30, 2013 compared to $27.1 million for the three months ended March 31, 2012. The increase in our direct sales was due to an increase in our e-commerce sales of 16.1% which was offset in part by a decrease in our catalog sales. The increase in e-commerce sales was largely due to continued efficiency in customer acquisition and retention marketing programs. We continue to reduce our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in light of the growth of on-line shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $17.7 million, or 11.1%, to $177.4 million for the three months ended March 30, 2013 compared to $159.7 million for the three months ended March 31, 2012. The dollar increase was primarily due to an increase in sales, as well as an increase in occupancy costs for the three months ended March 30, 2013, as compared to the three months ended March 31, 2012. Cost of goods sold as a percentage of net sales decreased to 63.6% for the three months ended

March 30, 2013, compared to 64.4% for the three months ended March 31, 2012. This decrease was primarily due to a decrease in warehouse and transportation costs of 0.5% as a percentage of net sales and a decrease in occupancy costs of 0.4% as a percentage of net sales. The decrease in warehouse and transportation costs as a percentage of net sales is the result of an increase in capitalized inventory costs during the three months ended March 30, 2013 as compared to the three months ended March 31, 2012. The decrease in occupancy costs as a percentage of net sales reflects the maturation of our newer stores as the increase in store sales more than offsets the increase in our store occupancy costs.

Gross Profit

As a result of the foregoing, gross profit increased $13.3 million, or 15.1%, to $101.6 million for the three months ended March 30, 2013 compared to $88.3 million for the three months ended March 31, 2012. Gross profit as a percentage of sales increased to 36.4% for the three months ended March 30, 2013 compared to 35.6% for the three months ended March 31, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.1 million, or 15.6%, to $67.0 million during the three months ended March 30, 2013, compared to $57.9 million during the three months ended March 31, 2012. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the three months ended March 30, 2013 increased to 24.0% compared to 23.3% for the three months ended March 31, 2012.

Operating payroll and related benefits increased $3.3 million, or 14.5%, to $25.8 million for the three months ended March 30, 2013 compared to $22.5 million for the three months ended March 31, 2012. Operating payroll and related benefits expenses as a percentage of net sales for the three months ended March 30, 2013 increased to 9.2% compared to 9.1% for the three months ended March 31, 2012.

Advertising and promotion expenses increased $1.5 million, or 35.6%, to $5.6 million for the three months ended March 30, 2013 compared to $4.1 million for the three months ended March 31, 2012. Advertising and promotion expenses as a percentage of net sales increased to 2.0% during the three months ended March 30, 2013 compared to 1.7% during the three months ended March 31, 2012. The increase was primarily due to advertising and promotion costs related to Super Supplements, Vitapath and the marketing of new products.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $4.3 million, or 13.8%, to $35.6 million for the three months ended March 30, 2013 compared to $31.3 million for the three months ended March 31, 2012. The dollar increase in other selling, general and administrative expenses was primarily due to costs related to the acquisition and integration of Super Supplements, Inc. of $2.0 million, increases in corporate payroll and stock compensation expense of $0.9 million and an increase in depreciation and amortization expense of $0.8 million in the three months ended March 30, 2013 compared to the three months ended March 31, 2012. Other selling, general and administrative expenses as a percentage of net sales increased to 12.8% for the three months ended March 30, 2013 compared to 12.6% for the three months ended March 31, 2012.

Income from Operations

As a result of the foregoing, income from operations increased $4.3 million, or 14.0%, to $34.7 million for the three months ended March 30, 2013 compared to $30.4 million for the three months ended March 31, 2012. Income from operations as a percentage of net sales increased to 12.4% during the three months ended March 30, 2013 as compared to 12.3% during the three months ended March 31, 2012.

Retail

Income from operations for the retail segment increased $7.2 million, or 15.0%, to $55.2 million for the three months ended March 30, 2013 compared to $48.0 million for the three months ended March 31, 2012. Income from operations as a percentage of net sales for the retail segment increased to 22.2% for the three months ended

March 30, 2013 compared to 21.7% for the three months ended March 31, 2012. The increase as a percentage of net sales was primarily due to a decrease in warehouse and transportation costs of 0.5% as a percentage of net sales and a decrease in occupancy costs of 0.4% as a percentage of net sales, partially offset by an increase in general administrative expenses of 0.5% as a percentage of net sales. The decrease in warehouse and transportation costs as a percentage of net sales is the result of an increase in capitalized inventory costs during the three months ended March 30, 2013 as compared to the three months ended March 31, 2012. The decrease in occupancy costs as a percentage of net sales reflects the maturation of our newer stores as the increase in sales more than offsets the increase in our store occupancy costs. The increase in general administrative expenses was largely the result of the inclusion of Super Supplements stores, which currently experience a higher expense rate than our other retail stores.

Direct

Income from operations for the direct segment increased $0.3 million, or 4.7%, to $5.9 million for the three months ended March 30, 2013 compared to $5.6 million for the three months ended March 31, 2012. Income from operations as a percentage of net sales for the direct segment decreased to 19.2% for the three months ended March 30, 2013 compared to 20.7% for the three months ended March 31, 2012. This decrease was primarily due to an increase in general administrative expenses as a percentage of net sales which was largely the result of the inclusion of the Super Supplements e-commerce business, which currently experiences a higher expense rate than our other e-commerce sites, as well as an increase in advertising costs.

Corporate Costs

Corporate costs increased $3.2 million, or 13.9%, to $26.4 million during the three months ended March 30, 2013 compared to $23.2 million for the three months ended March 31, 2012. Corporate costs as a percentage of net sales increased to 9.4% for the three months ended March 30, 2013 compared to 9.3% for the three months ended March 31, 2012. The dollar increase was primarily due to costs related to the acquisition and integration of Super Supplements, Inc. of $2.0 million, increases in corporate payroll and stock compensation expense of $0.9 million and an increase in depreciation and amortization expense of $0.8 million in the three months ended March 30, 2013 compared to the three months ended March 31, 2012.

Interest Expense, net

Interest expense, net decreased $0.1 million, or 43.9%, to $0.1 million in the three months ended March 30, 2013 compared to $0.2 million in the three months ended March 31, 2012.

Provision for Income Taxes

We recognized $13.8 million of income tax expense during the three months ended March 30, 2013 compared to $12.0 million during the three months ended March 31, 2012. The effective tax rate for the three months ended March 30, 2013 was 39.9%, compared to 39.6% for the three months ended March 31, 2012. The effective tax rate for the three months ended March 30, 2013 increased primarily due to a valuation allowance on the net operating loss for VCL.

Net Income

As a result of the foregoing, we generated net income of $20.8 million in the three months ended March 30, 2013 compared to net income of $18.3 million in the three months ended March 31, 2012.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	March 30, 2013	December 29, 2012
Balance Sheet Data:
Cash and cash equivalents	$31,213	$81,168
Working capital	131,154	153,453
Total assets	602,855	586,285

	Three Months Ended
	March 30, 2013	March 31, 2012
Other Information:
Depreciation and amortization of fixed and intangible assets	$6,335	$5,529
Cash Flows Provided By (Used In):
Operating activities	$11,150	$6,877
Investing activities	(62,249)	(5,887)
Financing activities	1,171	2,492
Effect of exchange rate changes on cash and cash equivalents	(27)	—

Net (decrease) increase in cash and cash equivalents	$(49,955)	$3,482

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital, operating expenses and capital expenditures related primarily to the build-out of new stores. Historically, we have financed these requirements predominately through internally generated cash flow, supplemented with short-term financing. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our revolving credit facility, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with our store growth plans, new distribution center, additional office space, systems development, store improvements and integration costs related to the acquisition of Super Supplements, Inc.

In addition to the approximately $50 million for the acquisition of Super Supplements, Inc. in the first quarter of Fiscal 2013, we plan to spend approximately $45 million to $50 million in capital expenditures during Fiscal 2013, most of which will pertain to new stores we anticipate opening throughout the year and includes costs of a new distribution center planned to begin operations in the third quarter of Fiscal 2013. Of the total capital expenditures projected for Fiscal 2013, we have already invested $11.8 million during the three months ended March 30, 2013. We plan on opening approximately 50 stores during Fiscal 2013, of which we have already opened 13 stores as of March 30, 2013. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $150,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

Currently, the Company’s cash management practice is to invest in highly liquid and secure investments.

We were in compliance with all debt covenants as of March 30, 2013. We expect to be in compliance with these same debt covenants during the remainder of Fiscal 2013 as well.

Cash Provided by Operating Activities

Net cash provided by operating activities was $11.2 million for the three months ended March 30, 2013 as compared to $6.9 million for the three months ended March 31, 2012. The $4.3 million increase in cash flows from operating activities is primarily due to a decrease in inventory purchases and the increase in our net income partially offset by the net decrease in accounts payable and accrued expenses for the three months ended March 30, 2013 as compared to the three months ended March 31, 2012.

Cash Used in Investing Activities

Net cash used in investing activities was $62.2 million during the three months ended March 30, 2013 as compared to $5.9 million during the three months ended March 31, 2012. The $56.4 million increase in cash used in investing activities is primarily due to the acquisition of Super Supplements, Inc. for $50.3 million and costs for the new distribution center. Capital expenditures during the three months ended March 30, 2013 and March 31, 2012 were used primarily for the build-out of new stores and improvements to existing stores, as well as computer equipment related to those stores. The Company opened 13 new stores during the three months ended March 30, 2013 as compared to 15 new stores during the three months ended March 31, 2012.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1.2 million for the three months ended March 30, 2013, as compared to $2.5 million for the three months ended March 31, 2012. The $1.3 million decrease in cash provided by financing activities is primarily due to the reduction in proceeds from exercises of common stock options and a decrease in tax benefits on exercise of stock options for the three months ended March 30, 2013 as compared to the three months ended March 31, 2012.

Revolving Credit Facility

The terms of our Revolving Credit Facility, as amended, extend through September, 2015, and allow the Company to borrow up to $70.0 million subject to the terms of the facility. For information regarding the terms of our Revolving Credit Facility, refer to Note 6. Credit Arrangements in the Notes to Condensed Consolidated Financial Statements. During the three months ended March 30, 2013 there have been no borrowings under the Revolving Credit Facility. The unused available line of credit under the Revolving Credit Facility at March 30, 2013 was $69.4 million.

Contractual Obligations and Commercial Commitments

As of February 14, 2013, the Company’s contractual obligations include the operating leases for the retail locations and distribution center of Super Supplements, Inc. At March 30, 2013, the contractual obligations for these operating leases were $3.1 million for the remainder of Fiscal 2013, $3.4 million in Fiscal 2014, $3.2 million in Fiscal 2015, $2.8 million in Fiscal 2016, $2.5 million in Fiscal 2017 and $7.8 million thereafter. There have been no other significant developments with respect to our contractual obligations since December 29, 2012. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

Effects of Inflation

We do not believe that our sales or operating results have been materially impacted by inflation during the periods presented in our financial statements. However, we may experience increased cost pressure from our suppliers which could have an adverse impact on our gross profit results in the future.

Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s market risks relate primarily to changes in interest rates if there were outstanding indebtedness, however, the Company had no outstanding debt as of March 30, 2013. Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows.

Our Revolving Credit Facility carries a floating interest rate that is tied to the adjusted Eurodollar rate and the prime rate and, therefore, our statements of income and our cash flows are exposed to changes in interest rates. As of March 30, 2013, there were no borrowings on our Revolving Credit Facility.

Foreign Currency Risk

The Company is exposed to foreign currency exchange risk. We lease and operate two stores in Canada. Sales made from the Canadian stores are made in exchange for Canadian dollars. The Company does not currently hedge against the risk of exchange rate fluctuations. At March 30, 2013, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would not have materially affected our consolidated financial statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 30, 2013, pursuant to Exchange Act Rule 13a-l5. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 30, 2013 are effective.

Changes in Internal Control over Financial Reporting

Except as described below, there have been no changes in our internal control structure over financial reporting during the quarter ended March 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, Inc. (“Super Supplements”). Prior to the acquisition, Super Supplements was a privately-held company. The Company will begin the process of evaluating Super Supplements’ internal controls during Fiscal 2013.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in our Fiscal 2012 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2013. Except as described below, there has not been a material change to the risk factors set forth in our 2012 Form 10-K.

The discontinuance of products containing DMAA could reduce our sales and adversely affect our results of operations.

On April 16, 2013, USPlabs issued a press release indicating its voluntary decision to phase-out products containing 1.3 dimethylpentylamine/dimethylamylamine/13-dimethylamylamine (“DMAA”) and replace them with new advanced formulations. We have decided not to reorder any products containing DMAA, and anticipate selling-through our inventory of products containing DMAA during fiscal 2013. Products containing DMAA have been among our top selling products, representing approximately 2% of sales during the first quarter of fiscal 2013, and the level of products substitution and reformulated product sales is indeterminable. Therefore, we cannot precisely determine the potential impact of the removal of products containing DMAA on our business, financial condition or results of operation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 30, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2013.

VITAMIN SHOPPE, INC.

By:	/s/ Anthony N. Truesdale
Anthony N. Truesdale
Chief Executive Officer

By	/s/ Brenda Galgano
Brenda Galgano
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 30, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.