Form 10-Q
period 2013-06-29
Vitamin Shoppe, Inc.
filed 2013-08-06
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

As of July 22, 2013, Vitamin Shoppe, Inc. had 30,400,586 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Vitamin Shoppe, Inc. (formerly VS Holdings, Inc. (“VSI”)), Vitamin Shoppe Industries Inc. (“Industries”), VS Direct Inc. (“Direct”), Vitamin Shoppe Mariner, Inc. (“Mariner”), and Vitapath Canada Limited (“VCL”, and, together with VSI, Industries, Direct and Mariner, the “Company”, “we”, “us” or “our”) caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, new stores, working capital, liquidity, capital expenditures, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements”. You can identify these statements by forward-looking words such as “expect”, “intend”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “outlook”, “trends”, “future benefits”, “strategies”, “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2.–Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 29, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$54,836	$81,168
Inventories	153,498	137,693
Prepaid expenses and other current assets	26,957	22,476

Total current assets	235,291	241,337
Property and equipment, net of accumulated depreciation and amortization of $193,375 and $182,173 in 2013 and 2012, respectively	113,513	95,401
Goodwill	210,401	177,248
Other intangibles, net	71,385	69,116
Other assets	4,123	3,183

Total assets	$634,713	$586,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,558	$22,445
Accrued expenses and other current liabilities	51,499	65,439

Total current liabilities	87,057	87,884
Deferred income taxes	13,726	13,011
Deferred rent	31,593	30,150
Other long-term liabilities	8,665	7,822
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at June 29, 2013 and December 29, 2012	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 30,403,670 shares issued and 30,400,586 shares outstanding at June 29, 2013, and 30,170,627 shares issued and outstanding at December 29, 2012	304	302
Additional paid-in capital	294,949	287,574
Treasury stock, at cost; 3,084 shares at June 29, 2013 and no shares at December 29, 2012	(143)	—
Accumulated other comprehensive (loss) income	(38)	1
Retained earnings	198,600	159,541

Total stockholders’ equity	493,672	447,418

Total liabilities and stockholders’ equity	$634,713	$586,285

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$279,483	$244,981	$558,570	$493,032
Cost of goods sold	182,226	159,226	359,671	318,941

Gross profit	97,257	85,755	198,899	174,091
Selling, general and administrative expenses	66,673	58,051	133,634	115,958

Income from operations	30,584	27,704	65,265	58,133
Interest expense, net	106	187	211	374

Income before provision for income taxes	30,478	27,517	65,054	57,759
Provision for income taxes	12,216	10,922	25,995	22,903

Net income	$18,262	$16,595	$39,059	$34,856

Weighted average common shares outstanding
Basic	29,970,366	29,309,667	29,944,861	29,177,598
Diluted	30,482,586	29,918,219	30,488,751	29,868,078
Net income per common share
Basic	$0.61	$0.57	$1.30	$1.19
Diluted	$0.60	$0.55	$1.28	$1.17

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$18,262	$16,595	$39,059	$34,856
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(39)	—

Other comprehensive loss	—	—	(39)	—

Comprehensive income	$18,262	$16,595	$39,020	$34,856

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$39,059	$34,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	13,064	10,855
Impairment charge on fixed assets	—	528
Gain on insurance recoveries	(1,079)	—
Loss on disposal of fixed assets	—	560
Amortization of deferred financing fees	40	165
Deferred income taxes	539	1,129
Deferred rent	142	238
Equity compensation expense	4,361	2,901
Proceeds from insurance recoveries	757	—
Tax benefits on exercises of stock options	(712)	(5,426)
Changes in operating assets and liabilities:
Inventories	(3,008)	1,470
Prepaid expenses and other current assets	(3,425)	(1,479)
Other assets	(718)	(454)
Accounts payable	8,773	(508)
Accrued expenses and other current liabilities	(14,437)	(6,297)
Other long-term liabilities	1,579	886

Net cash provided by operating activities	44,935	39,424

Cash flows from investing activities:
Capital expenditures	(23,837)	(10,883)
Acquisition of Super Supplements, Inc.	(50,310)	—
Trademarks and other intangible assets	(262)	—
Proceeds from insurance recoveries	322	—

Net cash used in investing activities	(74,087)	(10,883)

Cash flows from financing activities:
Payments of capital lease obligations	(43)	(752)
Proceeds from exercises of common stock options	1,667	5,938
Issuance of shares under employee stock purchase plan	637	529
Purchase of treasury stock	(143)	—
Tax benefits on exercises of stock options	712	5,426

Net cash provided by financing activities	2,830	11,141

Effect of exchange rate changes on cash and cash equivalents	(10)	—

Net (decrease) increase in cash and cash equivalents	(26,332)	39,682
Cash and cash equivalents beginning of period	81,168	10,754

Cash and cash equivalents end of period	$54,836	$50,436

Supplemental disclosures of cash flow information:
Interest paid	$179	$181
Income taxes paid	$31,920	$18,541
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$5,097	$3,579
Assets acquired under capital lease	$—	$264

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

Vitamin Shoppe, Inc. (“VSI”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “Industries”) and Industries’ wholly-owned subsidiaries, VS Direct Inc. (“Direct”), Vitamin Shoppe Mariner, Inc. (“Mariner”) and Vitapath Canada Limited (“VCL”, and, together with Industries, Direct, Mariner and VSI, the “Company”), is a leading multi-channel specialty retailer and direct marketer of nutritional products. Sales of both national brands and proprietary brands of vitamins, minerals, nutritional supplements, herbs, sports nutrition formulas, homeopathic remedies and other health and beauty aids are made through VSI-owned retail stores, the internet and mail order catalogs to customers located primarily in the United States. VSI operates from its headquarters in North Bergen, New Jersey.

The condensed consolidated financial statements as of June 29, 2013 and for the three and six months ended June 29, 2013 and June 30, 2012, are unaudited. The condensed consolidated balance sheet as of December 29, 2012 was derived from our audited financial statements. All intercompany transactions and balances have been eliminated in consolidation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2012, as filed with the Securities and Exchange Commission on February 26, 2013. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week period, ending on the last Saturday in December. Fiscal 2013 is a 52-week period ending December 28, 2013 and Fiscal 2012 was a 52-week period ended December 29, 2012. The results for the three and six months ended June 29, 2013 and June 30, 2012, are each based on 13-week and 26-week periods, respectively.

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

Advertising Costs—The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. Advertising expense was $3.9 million and $3.7 million for the three months ended June 29, 2013 and June 30, 2012, respectively, and $9.4 million and $7.8 million for the six months ended June 29, 2013 and June 30, 2012, respectively.

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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator:
Net income	$18,262	$16,595	$39,059	$34,856

Denominator:
Basic weighted average common shares outstanding	29,970,366	29,309,667	29,944,861	29,177,598
Effect of dilutive securities:
Stock options	387,322	532,555	421,138	614,940
Restricted shares	122,241	74,443	120,132	74,542
Restricted share units	2,657	1,554	2,620	998

Diluted weighted average common shares outstanding	30,482,586	29,918,219	30,488,751	29,868,078

Basic net income per common share	$0.61	$0.57	$1.30	$1.19

Diluted net income per common share	$0.60	$0.55	$1.28	$1.17

Stock options and restricted shares for the three months ended June 29, 2013 and June 30, 2012 in the amount of 30,546 shares and 15,858 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Stock options and restricted shares for the six months ended June 29, 2013 and June 30, 2012 in the amount of 27,875 shares and 67,688 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

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

The Company has recorded its preliminary accounting for this acquisition in accordance with accounting guidance on business combinations. The acquisition resulted in goodwill primarily related to growth opportunities. The Company expensed acquisition and integration costs of $0.9 million and $3.0 million during the three and six months ended June 29, 2013, respectively, which are included in the condensed consolidated statement of income within selling, general and administrative expenses.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values. The goodwill was allocated to our retail segment. The preliminary allocation is as follows (in thousands):

Total consideration transferred	$50,310
Less: net identifiable assets acquired:
Current assets	13,876
Non-current assets	7,027
Intangible assets	2,400
Current liabilities	(5,350)
Long-term liabilities	(796)

Total net identifiable assets acquired	$17,157

Goodwill	$33,153

In the second fiscal quarter of 2013, the Company recorded $0.9 million as a reduction to working capital and an increase to goodwill to reflect the fair value of inventory.

Intangible assets consist of a tradename of $2.4 million which is being amortized over the estimated useful life of 3 years. Long-term liabilities include unfavorable leases for certain retail locations of $0.8 million. The unfavorable lease liabilities are being amortized to rent expense over their respective lease terms, ranging from 2 to 9 years. Amortization expense for the unfavorable leases over the next five years is approximately $0.2 million per year for the first through third years and approximately $0.1 million per year for the fourth and fifth year. The goodwill of $33.2 million is expected to be amortized for tax purposes.

From February 15, 2013 through June 29, 2013 the acquired business generated net sales of $29.6 million and net income of $1.2 million, excluding acquisition and integration costs. Pro forma results are not presented as the acquisition was not significant to the operating results for the three and six months ended June 29, 2013 and Fiscal 2012.

4. Goodwill and Intangible Assets

The following table discloses the carrying value of all intangible assets (in thousands):

	June 29, 2013			December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Goodwill	$210,401	$—	$210,401	$177,248	$—	$177,248
Tradenames—Indefinite-lived	68,405	—	68,405	68,405	—	68,405
Tradenames—Definite-lived	3,176	341	2,835	514	10	504
Intangibles related to asset purchase	3,000	2,855	145	3,000	2,793	207

	$284,982	$3,196	$281,786	$249,167	$2,803	$246,364

The useful lives of the Company’s definite-lived intangible assets are between 2 to 15 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at June 29, 2013, is as follows (in thousands):

Remainder of Fiscal 2013	$501
Fiscal 2014	959
Fiscal 2015	877
Fiscal 2016	177
Fiscal 2017	77
Thereafter	389

$2,980

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 29, 2013	December 29, 2012
Deferred sales	$12,352	$20,912
Accrued salaries and related expenses	8,146	14,985
Sales tax payable and related expenses	5,820	5,642
Accrued fixed asset additions	4,926	4,624
Other accrued expenses	20,255	19,276

	$51,499	$65,439

6. Credit Arrangements

As of June 29, 2013 and as of December 29, 2012, the Company had no outstanding debt.

Revolving Credit Facility

On September 25, 2009, the Company entered into a revolving credit facility (the “Revolving Credit Facility”). The terms of the Revolving Credit Facility, as amended, extend through September, 2015, and allow the Company to borrow up to $70.0 million subject to the terms of the facility. On December 20, 2012, Mariner was added as a borrower to the Revolving Credit Facility. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Industries, Direct and Mariner. The obligations thereunder are secured by a security interest in substantially all of the assets of VSI, Industries, Direct and Mariner. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries, Direct and Mariner have each guaranteed the obligations of the other two respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting VSI, Industries, Direct and Mariner. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities the Company can enter into. During the six months ended June 29, 2013 there have been no borrowings under the Revolving Credit Facility. The unused available line of credit under the Revolving Credit Facility at June 29, 2013 was $69.4 million.

The borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate.

Interest expense, net for the three and six months ended June 29, 2013 and June 30, 2012 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Fees on the revolving credit facility	$89	$104	$185	$209
Amortization of deferred financing fees	20	83	40	165
Interest income	(3)	—	(14)	—

Interest expense, net	$106	$187	$211	$374

7. Stock-Based Compensation

Equity Incentive Plans- The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”), under which the Company has granted stock options (includes non-qualified as well as performance based stock options), restricted shares (includes time based as well as performance based restricted shares) and restricted share units. The issuance of up to 7,453,678 shares of common stock is authorized under these plans. As of June 29, 2013, there were 2,643,058 shares available to grant under both plans. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted shares and restricted share units are issued at a value not less than the fair market value of the common shares on the date of the grant. Generally, stock options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such equity grants were awarded. Equity awards of restricted shares generally shall become vested between two and four years subsequent to the date on which such equity grants were awarded. However, regarding performance based stock options and performance based restricted shares, vesting is dependent not only on the passage of time, but also on the attainment of certain internal performance metrics. The vesting requirements for performance based stock options and performance based restricted shares permit a catch-up of vesting at the end of the vesting period. Restricted share units generally shall become vested one year subsequent to the date on which such equity grants were awarded. The stock options generally have a maximum term of 10 years. The following table summarizes stock options for the 2006 and 2009 Plans as of June 29, 2013 and changes during the six month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2012	1,146,385	$19.80
Granted	—	—
Exercised	(77,568)	$21.49
Canceled/forfeited	(14,922)	$29.44

Outstanding at June 29, 2013	1,053,895	$19.54	4.44	$26,767

Vested or expected to vest at June 29, 2013	1,001,727	$19.54	4.44

Vested and exercisable at June 29, 2013	846,954	$17.30	3.96	$23,328

The total intrinsic value of options exercised during the six months ended June 29, 2013 and June 30, 2012, was $2.0 million and $15.2 million, respectively. The cash received from options exercised during the six months ended June 29, 2013 and June 30, 2012 was $1.7 million and $5.9 million, respectively.

The following table summarizes restricted shares for the 2009 Plan as of June 29, 2013 and changes during the six month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2012	275,355	$38.51
Granted	147,769	$49.09
Vested	(18,296)	$18.57
Canceled/forfeited	(11,469)	$39.92

Unvested at June 29, 2013	393,359	$43.37

The following table summarizes restricted share units for the 2009 Plan as of June 29, 2013 and changes during the six month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 29, 2012	5,265	$42.73
Granted	6,414	$56.08
Vested	(5,004)	$41.96
Canceled/forfeited	—	—

Unvested at June 29, 2013	6,675	$56.13

Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period, net of anticipated forfeitures. With the exception of restricted shares and restricted share units, determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected volatility is derived from the average volatility of similar actively traded companies over our expected holdings periods, as well as the Company’s own volatility, which is weighted to adjust for the shorter trading history. Generally, the expected holding period of non performance based options is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in a holding period of 6.25 years. Certain limited grants have contractual terms of 7.5 years, and/or shorter vesting periods and as such have calculated holding periods of 4 to 5 years. The Company’s performance based stock option grants vest annually over four years depending on a particular year’s attainment of certain internal financial performance metrics. For accounting purposes, performance based stock option grants are measured, and expense is calculated and recorded, subsequent to the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. The target metrics underlying the vesting of performance based stock option grants are established each year. Accordingly, the holding period for performance based stock option grants is calculated using the vesting term of 1 year and the remainder of the contractual term of 10 years, depending on which year of the four year grant is currently vesting; e.g. 25% of the grant vesting in year two of the grant would have a holding period calculated using 1 year and the remaining 9 years of the contractual term. The simplified method was chosen as a means to determine the Company’s holding period as prior to November 2009 there was no historical option exercise experience due to the Company being privately held. As of June 29, 2013, there continues to be insufficient information for purposes of determining a Company specific holding period due to the Company being a relatively new publicly owned company. The risk-free interest rate is derived from the average yields of zero-coupon U.S. Treasury Strips for the expected holding period of each of the Company’s stock option grants. Compensation expense resulting from the granting of restricted shares and restricted share units is based on the grant date fair value of those common shares and is recognized generally over the two to four year vesting period for restricted shares and over the one year vesting period for restricted share units.

The weighted-average grant date fair value of stock options granted during the three and six months ended June 29, 2013, was $23.43 and $24.13, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2012, was $23.11 and $23.02, respectively. These valuations represent the fair value of subsequent annual tranches of performance based stock option grants. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average expected volatility	39.0%	45.1%	39.2%	45.1%
Weighted average risk-free interest rate	0.6%	1.0%	0.6%	1.0%
Expected holding period	4.00 - 4.93 years	4.50 - 5.81 years	4.00 - 4.93 years	4.50 - 5.81 years

Treasury Stock- As part of the Company’s stock plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. Beginning in the second quarter of fiscal 2013, the Company withholds the number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld are recorded as treasury shares. During the six months ended June 29, 2013, the Company purchased 3,084 shares in settlement of employees’ tax obligations for a total of $0.1 million. The Company accounts for treasury stock using the cost method.

Employee Stock Purchase Plan- Pursuant to the Vitamin Shoppe 2010 Employee Stock Purchase Plan (the “ESPP”), shares of common stock are issued at the end of each calendar quarter (the “Participation Period”) subject to employee participation in the plan. Under the ESPP, participating employees are allowed to purchase shares at 85% of the lower of the market price of the Company’s common stock at either the first or last trading day of the Participation Period. Compensation expense related to the ESPP is based on the estimated fair value of the discount and purchase price offered on the estimated shares to be purchased under the ESPP. During the six months ended June 29, 2013 and June 30, 2012, 15,184 shares and 14,877 shares, respectively, of the Company’s common stock were purchased under the ESPP.

Compensation expense attributable to stock-based compensation for the three and six months ended June 29, 2013 was approximately $2.5 million and $4.4 million, respectively, and for the three and six months ended June 30, 2012 was approximately $1.6 million and $2.9 million, respectively. As of June 29, 2013, the remaining unrecognized stock-based compensation expense for non-vested stock options, restricted shares and restricted share units to be expensed in future periods is $14.3 million, and the related weighted-average period over which it is expected to be recognized is 1.9 years. There were 846,954 and 206,941 vested and non-vested outstanding options, respectively, at June 29, 2013. There were 393,359 unvested restricted shares and 6,675 unvested restricted share units at June 29, 2013. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for stock options, restricted shares and restricted share units as of June 29, 2013 is approximately $0.8 million.

8. Legal Proceedings

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. As of June 29, 2013, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

9. Segment Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products through Vitamin Shoppe, Super Supplements and Vitapath retail stores throughout the United States and in Canada. The direct segment generates revenue through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, supplements, sports nutrition and other health and wellness products primarily through the Company’s websites and catalog. A catalog is mailed periodically to customers in the Company’s Healthy Awards Program database, and the Company’s websites at www.vitaminshoppe.com and www.supersup.com offer customers online access to a full assortment of approximately 26,000 SKUs. Corporate costs represent the Company’s administrative expenses which include, but are not limited to: human resources, legal, retail management, direct management, finance, information technology, depreciation and amortization, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 2. Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. The Company has allocated $165.1 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales:
Retail	$250,857	$220,175	$499,279	$441,150
Direct	28,626	24,806	59,291	51,882

Net sales	$279,483	$244,981	$558,570	$493,032

Income from operations:
Retail	$51,054	$45,706	$106,229	$93,676
Direct	5,236	4,758	11,112	10,368
Corporate costs (1)	(25,706)	(22,760)	(52,076)	(45,911)

Income from operations	$30,584	$27,704	$65,265	$58,133

(1)	Corporate costs include depreciation and amortization expenses of $6.7 million and $5.3 million for the three months ended June 29, 2013 and June 30, 2012, respectively and $13.1 million and $10.9 million for the six months ended June 29, 2013 and June 30, 2012, respectively. Corporate costs also include insurance recoveries from Super Storm Sandy of $0.9 million and $1.1 million for the three and six months ended June 29, 2013, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q. The discussion in this section contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “expect”, “intend”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “outlook”, “trends”, “future benefits”,

“strategies”, “goals” and similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, capital resources, liquidity, capital expenditures, new stores, additional financings or borrowings and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in “Item 1A- Risk Factors” in our Fiscal 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013.

Company Overview

We are a leading multi-channel specialty retailer and direct marketer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. As of July 22, 2013, we operated 631 stores in 42 states, the District of Columbia, Puerto Rico and Ontario, Canada and sold our products directly to consumers through the internet, primarily at www.vitaminshoppe.com and www.supersup.com, and our catalog. We market over 600 different nationally recognized brands as well as our proprietary brands, which include Vitamin Shoppe, BodyTech, True Athlete and Mytrition. We believe we offer the greatest variety of products among vitamin, mineral and supplement (“VMS”) retailers with approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and approximately 18,000 additional SKUs available through our e-commerce and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or at mass merchants, such as drugstores and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, Inc., a specialty retailer of vitamins, minerals, supplements and sports nutrition, including 31 retail locations in Washington, Oregon and Idaho, a distribution center in Seattle, Washington and e-commerce business. The total purchase price was approximately $50 million in cash and the assumption of certain liabilities. Refer to Note 3. Acquisition in the Notes to Condensed Consolidated Financial Statements for additional information. We expect to incur approximately $3.0 million during Fiscal 2013 for integration costs related to the acquisition of Super Supplements, Inc., of which $1.3 million has been incurred during the six months ended June 29, 2013. We currently anticipate incurring approximately $3.5 million for such integration costs in Fiscal 2014.

Segment Information

We sell our products through two operating segments: retail, which includes Vitamin Shoppe, Super Supplements and Vitapath retail store formats, and direct, which consists of our e-commerce and catalog formats.

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

We continue to pursue new store growth. Since the beginning of 2010 through July 22, 2013, we have opened 173 new stores and acquired 31 stores, expanding our presence in our existing markets as well as entering new markets. Our new stores typically have reached sales more consistent with our mature store base over an approximate four to five year time period. In addition, our new stores in Fiscal 2013 are averaging approximately 3,000 square feet compared to the average of our total store portfolio of approximately 3,700 square feet. This strategy has allowed us to increase our store productivity without impacting the breadth of our product assortment.

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

Our online marketing initiatives support both our Direct and Retail segments.

Trends and Other Factors Affecting Our Business

Our performance is affected by industry trends including demographic, health and lifestyle preferences. Changes in these trends and other factors, which we may not foresee, may also impact our business. For example, our industry is subject to potential regulatory actions and other legal matters that could affect the viability of a given product. Variable consumer trends, such as those described in the following paragraph, as well as the overall impact on consumer spending, which may be impacted heavily by current economic conditions, can dramatically affect purchasing patterns. Our business allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives. We will continue to diversify our product lines to offer items less susceptible to the effects of economic conditions. Additionally, our performance is affected by competitive trends such as changes in promotional strategy or expansion of product assortment by various competitors. While we achieved overall sales growth in the three and six months ended June 29, 2013 compared to the three and six months ended June 30, 2012, we experienced variability in our comparable store sales performance year to date, with sales growth lower than anticipated.

Sales of weight management products are generally more sensitive to consumer trends, such as increased demand for products recommended by media personalities, resulting in higher volatility than our other products. Our sales of weight management products have been significantly influenced by the rapid increase and subsequent decline of products such as those containing ephedra, 1.3 dimethylpentylamine/dimethylamylamine/13-dimethylamylamine (“DMAA”), low carb products and certain thermogenic products. Accordingly, we launch new weight management products on an ongoing basis in response to prevailing market conditions and consumer demands. We expect continued volatility in the demand for weight management products, as well as, a negative impact in Fiscal 2013 as we cycle through strong growth from the prior year and discontinue sales of products containing DMAA.

Our historical results have also been significantly influenced by our new store openings. New stores typically require approximately four to five years to mature generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin. In addition, our new stores are approximately 3,000 square feet compared to our more mature stores which are approximately 3,700 square feet. As a result, our recently opened stores have produced lower than historical sales trends. As these stores mature, we expect them to contribute meaningfully to our operating income. As a result of continuing and anticipated growth, we are planning to begin operations at our new distribution center in Ashland, Virginia in the third quarter of Fiscal 2013.

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

General Definitions for Operating Results

Net Sales consist of sales, net of sales returns, deferred sales and a provision for estimated future returns, from comparable stores and non-comparable stores, as well as sales made directly to our e-commerce and catalog customers. Comparable store sales includes sales generated by stores after 410 days of operation, and excludes e-commerce and catalog sales, which are included in our Direct segment.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$279,483	$244,981	$558,570	$493,032
Increase in comparable store net sales	2.3%	8.3%	3.4%	9.0%
Gross profit as a percent of net sales	34.8%	35.0%	35.6%	35.3%
Income from operations	$30,584	$27,704	$65,265	$58,133

The following table shows the growth in our network of stores during the three and six months ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Store Data:
Stores open at beginning of period	621	543	579	528
Stores opened	10	9	23	24
Stores acquired	—	—	31	—
Stores closed	(1)	(1)	(3)	(1)

Stores open at end of period	630	551	630	551

Results of Operations

The information presented below is for the three and six months ended June 29, 2013 and June 30, 2012 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three and six months ended June 29, 2013 and June 30, 2012 as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.2%	65.0%	64.4%	64.7%

Gross profit	34.8%	35.0%	35.6%	35.3%
Selling, general and administrative expenses	23.9%	23.7%	23.9%	23.5%

Income from operations	10.9%	11.3%	11.7%	11.8%
Interest expense, net	0.0%	0.1%	0.0%	0.1%

Income before provision for income taxes	10.9%	11.2%	11.6%	11.7%
Provision for income taxes	4.4%	4.5%	4.7%	4.6%

Net income	6.5%	6.8%	7.0%	7.1%

Three Months Ended June 29, 2013 Compared To Three Months Ended June 30, 2012

Net Sales

Net sales increased $34.5 million, or 14.1%, to $279.5 million for the three months ended June 29, 2013 compared to $245.0 million for the three months ended June 30, 2012. The increase was primarily the result of an increase in our comparable store sales, non-comparable store sales (including acquired stores), as well as an increase in our direct sales. Excluding the impact of sales from Super Supplements, sales increased primarily in the categories of specialty supplements and sports nutrition, which increased $9.6 million and vitamins, minerals and herbs, which increased $3.8 million. The sports nutrition category continues to be among our fastest growing categories.

Retail

Net sales from our retail stores increased $30.7 million, or 13.9%, to $250.9 million for the three months ended June 29, 2013 compared to $220.2 million for the three months ended June 30, 2012. We operated 630 stores as of June 29, 2013 compared to 551 stores as of June 30, 2012. Store sales increased due to an increase in comparable store sales of $4.9 million, or 2.3%, and an increase in non-comparable store sales of $25.8 million, which includes $18.0 million from Super Supplements stores. The increase in comparable store sales was driven by a combination of increased traffic and ticket. Growth in comparable store sales was negatively impacted by limited retail price inflation and a reduction in the growth of net sales in the weight management category as compared to the prior year. Comparable store sales for our mature stores were slightly positive for the three months ended June 29, 2013.

Direct

Net sales to our direct customers increased $3.8 million, or 15.4%, to $28.6 million for the three months ended June 29, 2013 compared to $24.8 million for the three months ended June 30, 2012. The increase in our direct sales was due to an increase in our e-commerce sales of 18.5% which was offset in part by a decrease in our catalog sales. The increase in e-commerce sales was largely due to continued efficiency in customer acquisition, retention marketing programs and the addition of supersup.com. We continue to reduce our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in light of the growth of on-line shopping.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $23.0 million, or 14.4%, to $182.2 million for the three months ended June 29, 2013 compared to $159.2 million for the three months ended June 30, 2012. The dollar increase was primarily due to an increase in sales, as well as an increase resulting from the addition of Super Supplements for the three months ended June 29, 2013, as compared to the three months ended June 30, 2012. Cost of goods sold as a percentage of net sales increased to 65.2% for the three months ended June 29, 2013, compared to 65.0% for the three months ended June 30, 2012. This increase was due to the inclusion of Super Supplements, which experiences higher cost of goods sold as a percentage of net sales.

Gross Profit

As a result of the foregoing, gross profit increased $11.5 million, or 13.4%, to $97.3 million for the three months ended June 29, 2013 compared to $85.8 million for the three months ended June 30, 2012. Gross profit as a percentage of sales decreased to 34.8% for the three months ended June 29, 2013 compared to 35.0% for the three months ended June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.6 million, or 14.9%, to $66.7 million during the three months ended June 29, 2013, compared to $58.1 million during the three months ended June 30, 2012. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the three months ended June 29, 2013 increased to 23.9% compared to 23.7% for the three months ended June 30, 2012.

Operating payroll and related benefits increased $4.3 million, or 19.1%, to $27.1 million for the three months ended June 29, 2013 compared to $22.8 million for the three months ended June 30, 2012. The dollar increase in operating payroll and related benefits was primarily due to the increase in head count added to operate new stores and acquired Super Supplements stores. Operating payroll and related benefits expenses as a percentage of net sales for the three months ended June 29, 2013 increased to 9.7% compared to 9.3% for the three months ended June 30, 2012. The increase in operating payroll and related benefits as a percentage of net sales is primarily the result of an increase to payroll related benefits costs and the inclusion of Super Supplements operating payroll and related benefits.

Advertising and promotion expenses increased $0.2 million, or 4.1%, to $3.9 million for the three months ended June 29, 2013 compared to $3.7 million for the three months ended June 30, 2012. Advertising and promotion expenses as a percentage of net sales decreased to 1.4% during the three months ended June 29, 2013 compared to 1.5% during the three months ended June 30, 2012.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $4.1 million, or 13.1%, to $35.7 million for the three months ended June 29, 2013 compared to $31.6 million for the three months ended June 30, 2012. The dollar increase in other selling, general and administrative expenses was primarily due to an increase in depreciation and amortization expense of $1.4 million, an increase in general operating expenses of $1.2 million, the corporate costs of Super Supplements of $1.2 million and costs related to the acquisition and integration of Super Supplements of $0.9 million, partially offset by proceeds from insurance recoveries of $0.9 million in the three months ended June 29, 2013 compared to the three months ended June 30, 2012. Other selling, general and administrative expenses as a percentage of net sales decreased to 12.8% for the three months ended June 29, 2013 compared to 12.9% for the three months ended June 30, 2012.

Income from Operations

As a result of the foregoing, income from operations increased $2.9 million, or 10.4%, to $30.6 million for the three months ended June 29, 2013 compared to $27.7 million for the three months ended June 30, 2012. Income from operations as a percentage of net sales decreased to 10.9% during the three months ended June 29, 2013 as compared to 11.3% during the three months ended June 30, 2012.

Retail

Income from operations for the retail segment increased $5.3 million, or 11.7%, to $51.1 million for the three months ended June 29, 2013 compared to $45.7 million for the three months ended June 30, 2012. Income from operations as a percentage of net sales for the retail segment decreased to 20.4% for the three months ended June 29, 2013 compared to 20.8% for the three months ended June 30, 2012. The decrease as a percentage of net sales was primarily due to the addition of Super Supplements retail stores which operate at a lower rate of operating income.

Direct

Income from operations for the direct segment increased $0.5 million, or 10.0%, to $5.2 million for the three months ended June 29, 2013 compared to $4.8 million for the three months ended June 30, 2012. Income from operations as a percentage of net sales for the direct segment decreased to 18.3% for the three months ended June 29, 2013 compared to 19.2% for the three months ended June 30, 2012. The decrease was primarily due to the inclusion of the Super Supplements e-commerce business, which operates at a lower margin than our other e-commerce sites, and the impact of increased promotional investments.

Corporate Costs

Corporate costs increased $2.9 million, or 12.9%, to $25.7 million during the three months ended June 29, 2013 compared to $22.8 million for the three months ended June 30, 2012. Corporate costs as a percentage of net sales decreased to 9.2% for the three months ended June 29, 2013 compared to 9.3% for the three months ended June 30, 2012. The dollar increase in corporate costs was primarily due to an increase in depreciation and amortization expense of $1.4 million, the corporate costs of Super Supplements of $1.2 million and costs related to the acquisition and integration of Super Supplements of $0.9 million, partially offset by proceeds from insurance recoveries of $0.9 million in the three months ended June 29, 2013 compared to the three months ended June 30, 2012.

Provision for Income Taxes

We recognized $12.2 million of income tax expense during the three months ended June 29, 2013 compared to $10.9 million during the three months ended June 30, 2012. The effective tax rate for the three months ended June 29, 2013 was 40.1%, compared to 39.7% for the three months ended June 30, 2012. The effective tax rate for the three months ended June 29, 2013 increased primarily due to changes to our blended states income tax rate.

Net Income

As a result of the foregoing, we generated net income of $18.3 million in the three months ended June 29, 2013 compared to net income of $16.6 million in the three months ended June 30, 2012.

Six Months Ended June 29, 2013 Compared To Six Months Ended June 30, 2012

Net Sales

Net sales increased $65.5 million, or 13.3%, to $558.6 million for the six months ended June 29, 2013 compared to $493.0 million for the six months ended June 30, 2012. The increase was primarily the result of an increase in our comparable store sales, non-comparable store sales (including acquired stores), as well as an increase in our direct sales. Excluding the impact of sales from Super Supplements, sales increased primarily in the categories of specialty supplements and sports nutrition, which increased $19.4 million and vitamins, minerals and herbs, which increased $12.1 million. The sports nutrition category continues to be among our fastest growing categories.

Retail

Net sales from our retail stores increased $58.1 million, or 13.2%, to $499.3 million for the six months ended June 29, 2013 compared to $441.2 million for the six months ended June 30, 2012. We operated 630 stores as of June 29, 2013 compared to 551 stores as of June 30, 2012. Store sales increased due to an increase in comparable store sales of $14.7 million, or 3.4%, and an increase in non-comparable store sales of $43.4 million, which includes $27.6 million from Super Supplements stores. The increase in comparable store sales was driven by a combination of increased traffic and ticket. Comparable store sales for our mature stores were slightly positive for the six months ended June 29, 2013.

Direct

Net sales to our direct customers increased $7.4 million, or 14.3%, to $59.3 million for the six months ended June 29, 2013 compared to $51.9 million for the six months ended June 30, 2012. The increase in our direct sales was due to an increase in our e-commerce sales of 17.2% which was offset in part by a decrease in our catalog sales. The increase in e-commerce sales was largely due to continued efficiency in customer acquisition, retention marketing programs and the addition of supersup.com. We continue to reduce our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in light of the growth of on-line shopping.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $40.7 million, or 12.8%, to $359.7 million for the six months ended June 29, 2013 compared to $318.9 million for the six months ended June 30, 2012. The dollar increase was primarily due to an increase in sales, as well as an increase resulting from the addition of Super Supplements for the six months ended June 29, 2013, as compared to the six months ended June 30, 2012. Cost of goods sold as a percentage of net sales decreased to 64.4% for the six months ended June 29, 2013, compared to 64.7% for the six months ended June 30, 2012. This decrease was primarily due to higher product margin and an increase in capitalized inventory costs partially offset by the inclusion of Super Supplements, which experiences higher cost of goods sold as a percentage of net sales.

Gross Profit

As a result of the foregoing, gross profit increased $24.8 million, or 14.3%, to $198.9 million for the six months ended June 29, 2013 compared to $174.1 million for the six months ended June 30, 2012. Gross profit as a percentage of sales increased to 35.6% for the six months ended June 29, 2013 compared to 35.3% for the six months ended June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $17.7 million, or 15.2%, to $133.6 million during the six months ended June 29, 2013, compared to $116.0 million during the six months ended June 30, 2012. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the six months ended June 29, 2013 increased to 23.9% compared to 23.5% for the six months ended June 30, 2012.

Operating payroll and related benefits increased $7.6 million, or 16.8%, to $52.9 million for the six months ended June 29, 2013 compared to $45.3 million for the six months ended June 30, 2012. The dollar increase in operating payroll and related benefits was primarily due to the increase in head count added to operate new stores and acquired Super Supplements stores. Operating payroll and related benefits expenses as a percentage of net sales for the six months ended June 29, 2013 increased to 9.5% compared to 9.2% for the six months ended June 30, 2012. The increase in operating payroll and related benefits as a percentage of net sales is primarily the result of the inclusion of Super Supplements operating payroll and related benefits and an increase to payroll related benefits costs.

Advertising and promotion expenses increased $1.6 million, or 20.6%, to $9.4 million for the six months ended June 29, 2013 compared to $7.8 million for the six months ended June 30, 2012. Advertising and promotion expenses as a percentage of net sales increased to 1.7% during the six months ended June 29, 2013 compared to 1.6% during the six months ended June 30, 2012. The increase was primarily due to advertising and promotion costs related to Super Supplements, Vitapath and the marketing of new products.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $8.5 million, or 13.5%, to $71.3 million for the six months ended June 29, 2013 compared to $62.9 million for the six months ended June 30, 2012. The dollar increase in other selling, general and administrative expenses was primarily due to costs related to the acquisition and integration of Super Supplements of $3.0 million, an increase in general operating expenses of $2.3 million, an increase in depreciation and amortization expense of $2.2 million and the corporate costs of Super Supplements of $1.9 million partially offset by proceeds from insurance recoveries of $1.1 million in the six months ended June 29, 2013 compared to the six months ended June 30, 2012. Other selling, general and administrative expenses as a percentage of net sales increased to 12.8% for the six months ended June 29, 2013 compared to 12.7% for the six months ended June 30, 2012.

Income from Operations

As a result of the foregoing, income from operations increased $7.1 million, or 12.3%, to $65.3 million for the six months ended June 29, 2013 compared to $58.1 million for the six months ended June 30, 2012. Income from operations as a percentage of net sales decreased to 11.7% during the six months ended June 29, 2013 as compared to 11.8% during the six months ended June 30, 2012.

Retail

Income from operations for the retail segment increased $12.6 million, or 13.4%, to $106.2 million for the six months ended June 29, 2013 compared to $93.7 million for the six months ended June 30, 2012. Income from operations as a percentage of net sales for the retail segment increased to 21.3% for the six months ended June 29, 2013 compared to 21.2% for the six months ended June 30, 2012. The increase as a percentage of net sales was primarily due to higher product margins of 0.3% as a percentage of net sales partially offset by the inclusion of Super Supplements, which operates at a lower margin as a percentage of net sales.

Direct

Income from operations for the direct segment increased $0.7 million, or 7.2%, to $11.1 million for the six months ended June 29, 2013 compared to $10.4 million for the six months ended June 30, 2012. Income from operations as a percentage of net sales for the direct segment decreased to 18.7% for the six months ended June 29, 2013 compared to 20.0% for the six months ended June 30, 2012. The decrease was primarily due to the impact of increased promotional investments and the inclusion of the Super Supplements e-commerce business, which operates at a lower margin than our other e-commerce sites.

Corporate Costs

Corporate costs increased $6.2 million, or 13.4%, to $52.1 million during the six months ended June 29, 2013 compared to $45.9 million for the six months ended June 30, 2012. Corporate costs as a percentage of net sales were constant at 9.3% for the six months ended June 29, 2013 and June 30, 2012. The dollar increase in corporate costs was primarily due to costs related to the acquisition and integration of Super Supplements of $3.0 million, an increase in depreciation and amortization expense of $2.2 million and the corporate costs of Super Supplements of $1.9 million partially offset by proceeds from insurance recoveries of $1.1 million in the six months ended June 29, 2013 compared to the six months ended June 30, 2012.

Provision for Income Taxes

We recognized $26.0 million of income tax expense during the six months ended June 29, 2013 compared to $22.9 million during the six months ended June 30, 2012. The effective tax rate for the six months ended June 29, 2013 was 40.0%, compared to 39.7% for the six months ended June 30, 2012. The effective tax rate for the six months ended June 29, 2013 increased primarily due to changes to our blended states income tax rate.

Net Income

As a result of the foregoing, we generated net income of $39.1 million in the six months ended June 29, 2013 compared to net income of $34.9 million in the six months ended June 30, 2012.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	June 29, 2013	December 29, 2012
Balance Sheet Data:
Cash and cash equivalents	$54,836	$81,168
Working capital	148,234	153,453
Total assets	634,713	586,285

	Six Months Ended
	June 29, 2013	June 30, 2012
Other Information:
Depreciation and amortization of fixed and intangible assets	$13,064	$10,855
Cash Flows Provided By (Used In):
Operating activities	$44,935	$39,424
Investing activities	(74,087)	(10,883)
Financing activities	2,830	11,141
Effect of exchange rate changes on cash and cash equivalents	(10)	—

Net (decrease) increase in cash and cash equivalents	$(26,332)	$39,682

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

In addition to the approximately $50 million for the acquisition of Super Supplements, Inc. in the first quarter of Fiscal 2013, we plan to spend approximately $45 million to $50 million in capital expenditures during Fiscal 2013, most of which will pertain to new stores we anticipate opening throughout the year and includes costs of a new distribution center planned to begin operations in the third quarter of Fiscal 2013. Of the total capital expenditures projected for Fiscal 2013, we have already invested $23.8 million during the six months ended June 29, 2013. We plan on opening approximately 50 stores during Fiscal 2013, of which we have already opened 23 stores as of June 29, 2013. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $155,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

Currently, the Company’s cash management practice is to invest in highly liquid and secure investments.

We were in compliance with all debt covenants as of June 29, 2013. We expect to be in compliance with these same debt covenants during the remainder of Fiscal 2013 as well.

Cash Provided by Operating Activities

Net cash provided by operating activities was $44.9 million for the six months ended June 29, 2013 as compared to $39.4 million for the six months ended June 30, 2012. The $5.5 million increase in cash flows from operating activities is primarily due to the increase in our net income for the six months ended June 29, 2013 as compared to the six months ended June 30, 2012.

Cash Used in Investing Activities

Net cash used in investing activities was $74.1 million during the six months ended June 29, 2013 as compared to $10.9 million during the six months ended June 30, 2012. The $63.2 million increase in cash used in investing activities is primarily due to the acquisition of Super Supplements, Inc. for $50.3 million and costs for the new distribution center. Capital expenditures during the six months ended June 29, 2013 and June 30, 2012 were used primarily for the build-out of new stores and improvements to existing stores, as well as computer equipment related to those stores. The Company opened 23 new stores during the six months ended June 29, 2013 as compared to 24 new stores during the six months ended June 30, 2012.

Cash Provided by Financing Activities

Net cash provided by financing activities was $2.8 million for the six months ended June 29, 2013, as compared to $11.1 million for the six months ended June 30, 2012. The $8.3 million decrease in cash provided by financing activities is primarily due to the reduction in proceeds from exercises of common stock options and a decrease in tax benefits on exercises of stock options for the six months ended June 29, 2013 as compared to the six months ended June 30, 2012.

Revolving Credit Facility

The terms of our Revolving Credit Facility, as amended, extend through September, 2015, and allow the Company to borrow up to $70.0 million subject to the terms of the facility. For information regarding the terms of our Revolving Credit Facility, refer to Note 6. Credit Arrangements in the Notes to Condensed Consolidated Financial Statements. During the six months ended June 29, 2013 there have been no borrowings under the Revolving Credit Facility. The unused available line of credit under the Revolving Credit Facility at June 29, 2013 was $69.4 million.

Contractual Obligations and Commercial Commitments

Except as described in our Quarterly Report on Form 10-Q for the three months ended March 30, 2013, as filed with the Securities and Exchange Commission on May 7, 2013, there have been no other significant developments with respect to our contractual obligations since December 29, 2012. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

Effects of Inflation

We do not believe that our sales or operating results were materially impacted by inflation. During Fiscal 2013, the Company has experienced retail price inflation at a rate below historical trends and expects this trend to continue through Fiscal 2013. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse impact on our gross profit results in the future.

Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s market risks relate primarily to changes in interest rates if there were outstanding indebtedness, however, the Company had no outstanding debt as of June 29, 2013. Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows.

Our Revolving Credit Facility carries a floating interest rate that is tied to the adjusted Eurodollar rate and the prime rate and, therefore, our statements of income and our cash flows are exposed to changes in interest rates. As of June 29, 2013, there were no borrowings on our Revolving Credit Facility.

Foreign Currency Risk

The Company is exposed to foreign currency exchange risk. We lease and operate two stores in Canada. Sales made from the Canadian stores are made in exchange for Canadian dollars. The Company does not currently hedge against the risk of exchange rate fluctuations. At June 29, 2013, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would not have materially affected our consolidated financial statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 29, 2013, pursuant to Exchange Act Rule 13a-l5. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 29, 2013 are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control structure over financial reporting during the quarter ended June 29, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, Inc. (“Super Supplements”). Prior to the acquisition, Super Supplements was a privately-held company. The Company has begun the process of systems integration and will begin the process of evaluating Super Supplements’ internal controls during Fiscal 2013.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in our Fiscal 2012 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2013. Except as described in our Quarterly Report on Form 10-Q for the three months ended March 30, 2013, as filed with the Securities and Exchange Commission on May 7, 2013, there has not been a material change to the risk factors set forth in our 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 29, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2013.

VITAMIN SHOPPE, INC.

By:	/s/ Anthony N. Truesdale
Anthony N. Truesdale
Chief Executive Officer

By	/s/ Brenda Galgano
Brenda Galgano
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 29, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements