Form 10-Q
period 2013-09-28
Vitamin Shoppe, Inc.
filed 2013-11-05
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

As of October 18, 2013, Vitamin Shoppe, Inc. had 30,410,524 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Vitamin Shoppe, Inc. (“VSI”), Vitamin Shoppe Industries Inc. (“Industries”), VS Direct Inc. (“Direct”), Vitamin Shoppe Mariner, Inc. (“Mariner”), Vitamin Shoppe Global, Inc. (“Global”) and Vitapath Canada Limited (“VCL”, and, together with VSI, Industries, Direct, Mariner and Global, the “Company”, “we”, “us” or “our”) caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, new stores, working capital, liquidity, capital expenditures, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements”. You can identify these statements by forward-looking words such as “expect”, “intend”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “outlook”, “trends”, “future benefits”, “strategies”, “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2.–Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 28,	December 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$54,201	$81,168
Inventories	168,836	137,693
Prepaid expenses and other current assets	35,590	22,476

Total current assets	258,627	241,337
Property and equipment, net of accumulated depreciation and amortization of $200,342 and $182,173 in 2013 and 2012, respectively	116,013	95,401
Goodwill	210,633	177,248
Other intangibles, net	71,257	69,116
Other assets	4,166	3,183

Total assets	$660,696	$586,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,370	$22,445
Accrued expenses and other current liabilities	58,422	65,439

Total current liabilities	90,792	87,884
Deferred income taxes	19,180	13,011
Deferred rent	35,167	30,150
Other long-term liabilities	3,148	7,822

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at September 28, 2013 and December 29, 2012	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 30,411,137 shares issued and 30,404,821 shares outstanding at September 28, 2013, and 30,170,627 shares issued and outstanding at December 29, 2012	304	302
Additional paid-in capital	297,564	287,574
Treasury stock, at cost; 6,316 shares at September 28, 2013 and no shares at December 29, 2012	(280)	—
Accumulated other comprehensive (loss) income	(47)	1
Retained earnings	214,868	159,541

Total stockholders’ equity	512,409	447,418

Total liabilities and stockholders’ equity	$660,696	$586,285

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net sales	$272,472	$238,994	$831,042	$732,026
Cost of goods sold	179,419	156,494	539,090	475,435

Gross profit	93,053	82,500	291,952	256,591
Selling, general and administrative expenses	66,951	57,732	200,585	173,690

Income from operations	26,102	24,768	91,367	82,901
Interest expense, net	164	161	375	535

Income before provision for income taxes	25,938	24,607	90,992	82,366
Provision for income taxes	9,670	8,316	35,665	31,219

Net income	$16,268	$16,291	$55,327	$51,147

Weighted average common shares outstanding
Basic	30,011,914	29,646,287	29,967,212	29,333,828
Diluted	30,535,129	30,244,053	30,504,210	29,993,403
Net income per common share
Basic	$0.54	$0.55	$1.85	$1.74
Diluted	$0.53	$0.54	$1.81	$1.71

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net income	$16,268	$16,291	$55,327	$51,147
Other comprehensive loss:
Foreign currency translation adjustments	(9)	—	(48)	—

Other comprehensive loss	(9)	—	(48)	—

Comprehensive income	$16,259	$16,291	$55,279	$51,147

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28,	September 29,
	2013	2012
Cash flows from operating activities:
Net income	$55,327	$51,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	20,012	16,539
Impairment charge on fixed assets	—	730
Gain on insurance recoveries	(1,079)	—
Loss on disposal of fixed assets	—	583
Amortization of deferred financing fees	66	231
Deferred income taxes	594	2,118
Deferred rent	839	405
Equity compensation expense	6,829	4,692
Proceeds from insurance recoveries	757	—
Tax benefits on exercises of stock options	(810)	(12,131)
Changes in operating assets and liabilities:
Inventories	(18,337)	(9,327)
Prepaid expenses and other current assets	(12,059)	(4,443)
Other assets	(789)	(507)
Accounts payable	5,689	3,505
Accrued expenses and other current liabilities	(8,175)	8,314
Other long-term liabilities	4,357	(907)

Net cash provided by operating activities	53,221	60,949

Cash flows from investing activities:
Capital expenditures	(32,353)	(18,625)
Acquisition of Super Supplements, Inc.	(50,542)	—
Trademarks and other intangible assets	(386)	—
Proceeds from insurance recoveries	322	—

Net cash used in investing activities	(82,959)	(18,625)

Cash flows from financing activities:
Payments of capital lease obligations	(66)	(1,013)
Proceeds from exercises of common stock options	1,716	11,137
Issuance of shares under employee stock purchase plan	637	721
Purchase of treasury stock	(280)	—
Tax benefits on exercises of stock options	810	12,131

Net cash provided by financing activities	2,817	22,976

Effect of exchange rate changes on cash and cash equivalents	(46)	—

Net (decrease) increase in cash and cash equivalents	(26,967)	65,300
Cash and cash equivalents beginning of period	81,168	10,754

Cash and cash equivalents end of period	$54,201	$76,054

Supplemental disclosures of cash flow information:
Interest paid	$269	$272
Income taxes paid	$44,190	$22,338

Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$5,942	$4,390
Assets acquired under capital lease	$—	$264

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

Vitamin Shoppe, Inc. (“VSI”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “Industries”) and Industries’ wholly-owned subsidiaries, VS Direct Inc. (“Direct”), Vitamin Shoppe Mariner, Inc. (“Mariner”), Vitamin Shoppe Global, Inc. (“Global”) and Vitapath Canada Limited (“VCL”, and, together with Industries, Direct, Mariner, Global and VSI, the “Company”), is a leading multi-channel specialty retailer and direct marketer of nutritional products. Sales of both national brands and proprietary brands of vitamins, minerals, specialty supplements, herbs, sports nutrition, homeopathic remedies and other health and beauty aids are made through VSI-owned retail stores, the internet and mail order catalogs to customers located primarily in the United States. VSI operates from its headquarters in North Bergen, New Jersey.

The condensed consolidated financial statements as of September 28, 2013 and for the three and nine months ended September 28, 2013 and September 29, 2012, are unaudited. The condensed consolidated balance sheet as of December 29, 2012 was derived from our audited financial statements. All intercompany transactions and balances have been eliminated in consolidation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2012, as filed with the Securities and Exchange Commission on February 26, 2013. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week period, ending on the last Saturday in December. Fiscal 2013 is a 52-week period ending December 28, 2013 and Fiscal 2012 was a 52-week period ended December 29, 2012. The results for the three and nine months ended September 28, 2013 and September 29, 2012, are each based on 13-week and 39-week periods, respectively.

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, Inc., a specialty retailer of vitamins, minerals, specialty supplements and sports nutrition, including 31 retail locations in Washington, Oregon and Idaho, a distribution center in Seattle, Washington and an e-commerce business. The total purchase price was approximately $50 million in cash and the assumption of certain liabilities. Refer to Note 3. Acquisition for additional information.

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

Advertising Costs—The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. Advertising expense was $3.5 million and $3.6 million for the three months ended September 28, 2013 and September 29, 2012, respectively, and $12.9 million and $11.5 million for the nine months ended September 28, 2013 and September 29, 2012, respectively.

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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Numerator:
Net income	$16,268	$16,291	$55,327	$51,147

Denominator:
Basic weighted average common shares outstanding	30,011,914	29,646,287	29,967,212	29,333,828

Effect of dilutive securities:
Stock options	377,152	497,501	406,476	575,794
Restricted shares	141,600	97,598	127,288	82,227
Restricted share units	4,463	2,667	3,234	1,554

Diluted weighted average common shares outstanding	30,535,129	30,244,053	30,504,210	29,993,403

Basic net income per common share	$0.54	$0.55	$1.85	$1.74

Diluted net income per common share	$0.53	$0.54	$1.81	$1.71

Stock options and restricted shares for the three months ended September 28, 2013 and September 29, 2012 in the amount of 27,188 shares and 15,165 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Stock options and restricted shares for the nine months ended September 28, 2013 and September 29, 2012 in the amount of 27,646 shares and 50,180 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

Recent Accounting Pronouncements—The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the Company’s results of operations, financial condition, or cash flows, based on current information.

3.	Acquisition

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, Inc., a specialty retailer of vitamins, minerals, specialty supplements and sports nutrition, including 31 retail locations in Washington, Oregon and Idaho, a distribution center in Seattle, Washington and an e-commerce business. The total purchase price was approximately $50 million in cash and the assumption of certain liabilities, subject to certain conditions including a net working capital adjustment. The acquisition was financed by existing cash on the Company’s balance sheet. The results of operations of the acquired business are included in the Company’s results from the acquisition date.

The acquisition resulted in goodwill primarily related to growth opportunities. The Company expensed acquisition and integration costs of $0.9 million and $3.9 million during the three and nine months ended September 28, 2013, respectively, which are included in the condensed consolidated statement of income within selling, general and administrative expenses.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values. The goodwill was allocated to the Company’s retail segment. The allocation is as follows (in thousands):

Total consideration transferred	$50,542
Less: net identifiable assets acquired:
Current assets	13,876
Non-current assets	7,027
Intangible assets	2,400
Current liabilities	(5,350)
Long-term liabilities	(796)

Total net identifiable assets acquired	$17,157

Goodwill	$33,385

In the second fiscal quarter of 2013, the Company recorded $0.9 million as a reduction to working capital and an increase to goodwill to reflect the fair value of inventory. In the third quarter of 2013, the Company paid $0.2 million of additional consideration for this acquisition as a result of a net working capital adjustment.

Intangible assets consist of a tradename of $2.4 million which is being amortized over the estimated useful life of 3 years. Long-term liabilities include unfavorable leases for certain retail locations of $0.8 million. The unfavorable lease liabilities are being amortized to rent expense over their respective lease terms, ranging from 2 to 9 years. Amortization expense for the unfavorable leases over the next five years is approximately $0.2 million per year for the first through third years and approximately $0.1 million per year for the fourth and fifth year. The goodwill of $33.4 million is expected to be amortized for tax purposes.

From February 15, 2013 through September 28, 2013 the acquired business generated net sales of $48.0 million and net income of $1.7 million, excluding acquisition and integration costs. Pro forma results are not presented as the acquisition was not significant to the operating results for the three and nine months ended September 28, 2013 and Fiscal 2012.

4.	Goodwill and Intangible Assets

The following table discloses the carrying value of all intangible assets (in thousands):

	September 28, 2013			December 29, 2012
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets
Goodwill	$210,633	$—	$210,633	$177,248	$—	$177,248
Tradenames - Indefinite-lived	68,405	—	68,405	68,405	—	68,405
Tradenames - Definite-lived	3,300	561	2,739	514	10	504
Intangibles related to asset purchase	2,950	2,837	113	3,000	2,793	207

	$285,288	$3,398	$281,890	$249,167	$2,803	$246,364

The useful lives of the Company’s definite-lived intangible assets are between 3 to 15 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at September 28, 2013, is as follows (in thousands):

Remainder of Fiscal 2013	$253
Fiscal 2014	971
Fiscal 2015	889
Fiscal 2016	189
Fiscal 2017	89
Thereafter	461

$2,852

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 28,	December 29,
	2013	2012
Deferred sales	$17,768	$20,912
Accrued salaries and related expenses	9,379	14,985
Sales tax payable and related expenses	7,018	5,642
Accrued fixed asset additions	5,799	4,624
Other accrued expenses	18,458	19,276

	$58,422	$65,439

6.	Credit Arrangements

As of September 28, 2013 and as of December 29, 2012, the Company had no outstanding debt.

Revolving Credit Facility

On September 25, 2009, the Company entered into a revolving credit facility (the “Revolving Credit Facility”). As of September 28, 2013, the terms of the Revolving Credit Facility, as amended, extend through September, 2015, and allow the Company to borrow up to $70.0 million subject to the terms of the facility. On December 20, 2012, Mariner was added as a borrower to the Revolving Credit Facility. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Industries, Direct and Mariner. The obligations thereunder are secured by a security interest in substantially all of the assets of VSI, Industries, Direct and Mariner. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries, Direct and Mariner have each guaranteed the obligations of the other two respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting VSI, Industries, Direct and Mariner. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change the line of business, and restricts the types of hedging activities the Company can enter into. During the nine months ended September 28, 2013 there have been no borrowings under the Revolving Credit Facility. The unused available line of credit under the Revolving Credit Facility at September 28, 2013 was $69.4 million.

Borrowings under the Revolving Credit Facility would accrue interest, at the Company’s option, at the rate per annum announced from time to time by the agent as its “prime rate,” or at a per annum rate equal to 2.50% above the adjusted Eurodollar rate.

On October 11, 2013, the terms of the Revolving Credit Facility were amended in order to increase the borrowing capacity, as well as to reduce borrowing costs. Refer to Note 10. Subsequent Event for additional information.

Interest expense, net for the three and nine months ended September 28, 2013 and September 29, 2012 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Fees on the revolving credit facility and other interest	$145	$95	$330	$304
Amortization of deferred financing fees	26	66	66	231
Interest income	(7)	—	(21)	—

Interest expense, net	$164	$161	$375	$535

7.	Stock-Based Compensation

Equity Incentive Plans- The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”), under which the Company has granted stock options (includes non-qualified as well as performance based stock options), restricted shares (includes time based as well as performance based restricted shares) and restricted share units. The issuance of up to 7,453,678 shares of common stock is authorized under these plans. As of September 28, 2013, there were 2,641,907 shares available to grant under both plans. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted shares and restricted share units are issued at a value not less than the fair market value of the common shares on the date of the grant. Generally, stock options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such equity grants were awarded. Equity awards of restricted shares generally shall become vested between two and four years subsequent to the date on which such equity grants were awarded. However, regarding performance based stock options and performance based restricted shares, vesting is dependent not only on the passage of time, but also on the attainment of certain internal performance metrics. The vesting requirements for performance based stock options and performance based restricted shares permit a catch-up of vesting at the end of the vesting period. Restricted share units generally shall become vested one year subsequent to the date on which such equity grants were awarded. The stock options generally have a maximum term of 10 years. The following table summarizes stock options for the 2006 and 2009 Plans as of September 28, 2013 and changes during the nine month period then ended:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Number of Options	Exercise Price	Life (years)	(in thousands)
Outstanding at December 29, 2012	1,146,385	$19.80
Granted	—	—
Exercised	(81,275)	$21.12
Canceled/forfeited	(17,531)	$29.56

Outstanding at September 28, 2013	1,047,579	$19.54	4.19	$25,221

Vested or expected to vest at September 28, 2013	995,410	$19.54	4.19

Vested and exercisable at September 28, 2013	871,780	$17.42	3.73	$22,761

The total intrinsic value of options exercised during the nine months ended September 28, 2013 and September 29, 2012, was $2.1 million and $34.1 million, respectively. The cash received from options exercised during the nine months ended September 28, 2013 and September 29, 2012 was $1.7 million and $11.1 million, respectively.

The following table summarizes restricted shares for the 2009 Plan as of September 28, 2013 and changes during the nine month period then ended:

		Weighted
	Number of Unvested	Average Grant
	Restricted Shares	Date Fair Value
Unvested at December 29, 2012	275,355	$38.51
Granted	156,415	$48.68
Vested	(24,706)	$18.66
Canceled/forfeited	(16,355)	$41.70

Unvested at September 28, 2013	390,709	$43.70

The following table summarizes restricted share units for the 2009 Plan as of September 28, 2013 and changes during the nine month period then ended:

	Number of Unvested	Weighted
	Restricted Share	Average Grant
	Units	Date Fair Value
Unvested at December 29, 2012	5,265	$42.73
Granted	6,414	$56.08
Vested	(5,004)	$41.96
Canceled/forfeited	—	—

Unvested at September 28, 2013	6,675	$56.13

Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period, net of anticipated forfeitures. With the exception of restricted shares and restricted share units, determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected volatility is derived from the average volatility of similar actively traded companies over our expected holdings periods, as well as the Company’s own volatility, which is weighted to adjust for the shorter trading history. Generally, the expected holding period of non performance based options is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in a holding period of 6.25 years. Certain limited grants have contractual terms of 7.5 years, and/or shorter vesting periods and as such have calculated holding periods of 4 to 5 years. The Company’s performance based stock option grants vest annually over four years depending on a particular year’s attainment of certain internal financial performance metrics. For accounting purposes, performance based stock option grants are measured, and expense is calculated and recorded, subsequent to the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. The target metrics underlying the vesting of performance based stock option grants are established each year. Accordingly, the holding period for performance based stock option grants is calculated using the vesting term of 1 year and the remainder of the contractual term of 10 years, depending on which year of the four year grant is currently vesting; e.g. 25% of the grant vesting in year two of the grant would have a holding period calculated using 1 year and the remaining 9 years of the contractual term. The simplified method was chosen as a means to determine the Company’s holding period as prior to November 2009 there was no historical option exercise experience due to the Company being privately held. As of September 28, 2013, there continues to be insufficient information for purposes of determining a Company specific holding period. The risk-free interest rate is derived from the average yields of zero-coupon U.S. Treasury Strips for the expected holding period of each of the Company’s stock option grants. Compensation expense resulting from the granting of restricted shares and restricted share units is based on the grant date fair value of those common shares and is recognized generally over the two to four year vesting period for restricted shares and over the one year vesting period for restricted share units.

The weighted-average fair value of previously granted performance based stock options during the three and nine months ended September 28, 2013, was $12.44 and $23.76, respectively. The weighted-average fair value of previously granted performance based stock options during the three and nine months ended September 29, 2012, was $23.71 and $23.20, respectively. These valuations represent the fair value of subsequent annual tranches of performance based stock option grants. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average expected volatility	34.0%	43.2%	39.0%	44.6%
Weighted average risk-free interest rate	1.5%	0.9%	0.6%	1.0%
Expected holding period	4.50 years	5.00 - 6.25 years	4.00 - 4.93 years	4.50 - 6.25 years

Treasury Stock- As part of the Company’s stock plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. Beginning in the second quarter of fiscal 2013, the Company withholds the number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld are recorded as treasury shares. During the nine months ended September 28, 2013, the Company purchased 6,316 shares in settlement of employees’ tax obligations for a total of $0.3 million. The Company accounts for treasury stock using the cost method.

Employee Stock Purchase Plan- Pursuant to the Vitamin Shoppe 2010 Employee Stock Purchase Plan (the “ESPP”), shares of common stock are issued at the end of each calendar quarter (the “Participation Period”) subject to employee participation in the plan. Under the ESPP, participating employees are allowed to purchase shares at 85% of the lower of the market price of the Company’s common stock at either the first or last trading day of the Participation Period. Compensation expense related to the ESPP is based on the estimated fair value of the discount and purchase price offered on the estimated shares to be purchased under the ESPP. During the nine months ended September 28, 2013 and September 29, 2012, 15,184 shares and 18,897 shares, respectively, of the Company’s common stock were purchased under the ESPP. As of September 28, 2013, there was approximately $0.2 million of employee payroll deductions available under the ESPP for purchasing common shares on the September 30, 2013 purchase date.

Compensation expense attributable to stock-based compensation for the three and nine months ended September 28, 2013 was approximately $2.5 million and $6.8 million, respectively, and for the three and nine months ended September 29, 2012 was approximately $1.8 million and $4.7 million, respectively. As of September 28, 2013, the remaining unrecognized stock-based compensation expense for non-vested stock options, restricted shares and restricted share units to be expensed in future periods is $12.3 million, and the related weighted-average period over which it is expected to be recognized is 1.7 years. There were 871,780 and 175,799 vested and non-vested outstanding options, respectively, at September 28, 2013. There were 390,709 unvested restricted shares and 6,675 unvested restricted share units at September 28, 2013. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of stock option granting. The estimated value of future forfeitures for stock options, restricted shares and restricted share units as of September 28, 2013 is approximately $0.7 million.

8.	Legal Proceedings

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. As of September 28, 2013, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 2. Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. The Company has allocated $165.3 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net sales:
Retail	$243,909	$214,083	$743,188	$655,233
Direct	28,563	24,911	87,854	76,793

Net sales	$272,472	$238,994	$831,042	$732,026

Income from operations:
Retail	$47,386	$42,548	$153,615	$136,224
Direct	5,425	4,990	16,537	15,358
Corporate costs (1)	(26,709)	(22,770)	(78,785)	(68,681)

Income from operations	$26,102	$24,768	$91,367	$82,901

(1)	Corporate costs include depreciation and amortization expenses of $7.0 million and $5.7 million for the three months ended September 28, 2013 and September 29, 2012, respectively and $20.0 million and $16.5 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. Corporate costs also include expenses related to the acquisition and integration of Super Supplements of $0.9 million and $3.9 million for the three and nine months ended September 28, 2013, respectively. Corporate costs were partially offset by insurance recoveries from Super Storm Sandy of $1.1 million for the nine months ended September 28, 2013.

10.	Subsequent Event

On October 11, 2013, the Company entered into a second amendment to its Revolving Credit Facility loan agreement. The terms of this second amendment to the Revolving Credit Facility loan agreement allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility to $150.0 million. Borrowings under the amended Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.25% or 0.50% or the adjusted Eurodollar rate plus 1.25% or 1.50%. The maturity date of the Revolving Credit Facility has been extended to October 11, 2018.

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

Company Overview

We are a leading multi-channel specialty retailer and direct marketer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. As of October 18, 2013, we operated 641 stores in 42 states, the District of Columbia, Puerto Rico and Ontario, Canada and sold our products directly to consumers through the internet, primarily at www.vitaminshoppe.com and www.supersup.com, and our catalog. We market over 600 nationally recognized brands as well as our proprietary brands, which include Vitamin Shoppe, BodyTech, True Athlete and Mytrition. We believe we offer the greatest variety of products among vitamin, mineral and supplement (“VMS”) retailers with approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and approximately 18,000 additional SKUs available through our e-commerce and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or at mass merchants, such as drugstores and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, Inc., a specialty retailer of vitamins, minerals, specialty supplements and sports nutrition, including 31 retail locations in Washington, Oregon and Idaho, a distribution center in Seattle, Washington and e-commerce business. The total purchase price was approximately $50 million in cash and the assumption of certain liabilities. Refer to Note 3. Acquisition in the Notes to Condensed Consolidated Financial Statements for additional information. We expect to incur approximately $3.0 million during Fiscal 2013 for integration costs related to the acquisition of Super Supplements, Inc., of which $2.1 million has been incurred during the nine months ended September 28, 2013. We currently anticipate incurring approximately $3.5 million for such integration costs in Fiscal 2014.

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

We continue to pursue new store growth. Since the beginning of 2010 through October 18, 2013, we have opened 183 new stores and acquired 31 stores, expanding our presence in our existing markets as well as entering new markets. Our new stores typically have reached sales more consistent with our mature store base over an approximate four to five year time period. In addition, our new stores in Fiscal 2013 are averaging approximately 3,000 square feet compared to the average of our total store portfolio of approximately 3,700 square feet. This strategy has allowed us to increase our store productivity without impacting the breadth of our product assortment.

Direct. We sell our products directly to consumers through the internet, primarily at www.vitaminshoppe.com and www.supersup.com. Our e-commerce sites and our catalog complement our in-store experience by extending our retail product offerings with approximately 18,000 additional SKUs that are not available in our stores and enable us to access customers outside our retail markets and those who prefer to shop online.

Our online marketing initiatives support both our Direct and Retail segments.

Trends and Other Factors Affecting Our Business

Our performance is affected by industry trends including demographic, health and lifestyle preferences. Changes in these trends and other factors, which we may not foresee, may also impact our business. For example, our industry is subject to potential regulatory actions and other legal matters that could affect the viability of a given product. Variable consumer trends, such as those described in the following paragraph, as well as the overall impact on consumer spending, which may be impacted heavily by current economic conditions, can dramatically affect purchasing patterns. Our business allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives. We will continue to diversify our product lines to offer items less susceptible to the effects of economic conditions. Additionally, our performance is affected by competitive trends such as changes in promotional strategy or expansion of product assortment by various competitors. While we achieved overall sales growth in the three and nine months ended September 28, 2013 compared to the three and nine months ended September 29, 2012, we have experienced a reduction in retail price inflation and a lower growth rate in the weight management product category, resulting in sales growth lower than historical trends.

Sales of weight management products are generally more sensitive to consumer trends, such as increased demand for products recommended by media personalities, resulting in higher volatility than our other products. Our sales of weight management products have been significantly influenced by the rapid increase and subsequent decline of products such as those containing ephedra, 1.3 dimethylpentylamine/dimethylamylamine/13-dimethylamylamine (“DMAA”), low carb products and certain thermogenic products. Accordingly, we launch new weight management products on an ongoing basis in response to prevailing market conditions and consumer demands. We expect continued volatility in the demand for weight management products, as well as, a negative impact in Fiscal 2013 as we cycle through strong growth from the prior year and discontinued sales of certain weight management products, including OxyElite Pro™ products subject to a health advisory.

Our historical results have also been influenced by our new store openings. New stores typically require approximately four to five years to mature generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin. In addition, our new stores are approximately 3,000 square feet compared to our more mature stores which are approximately 3,700 square feet. As a result, our recently opened stores have produced lower than historical sales trends. As these stores mature, we expect them to contribute meaningfully to our operating income.

As a result of continuing and anticipated growth, we began operations at our new distribution center in Ashland, Virginia in the third quarter of Fiscal 2013.

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

General Definitions for Operating Results

Net Sales consist of sales, net of sales returns, deferred sales and a provision for estimated future returns, from comparable stores and non-comparable stores, as well as sales made directly to our e-commerce and catalog customers. Comparable store sales include sales generated by retail stores after 410 days of operation, and exclude e-commerce and catalog sales, which are included in our Direct segment.

Cost of goods sold, includes the cost of inventory sold, costs of warehousing and distribution and store occupancy costs and excludes depreciation and amortization which is included within selling, general and administrative expenses. Warehousing and distribution costs include freight on internally transferred merchandise, rent for the distribution centers and costs associated with our buying department and distribution facilities, including payroll, which are capitalized into inventory and then expensed as merchandise is sold. Store occupancy costs include rent, common area maintenance, real estate taxes and utilities.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net sales	$272,472	$238,994	$831,042	$732,026
Increase in comparable store net sales	2.6%	9.6%	3.1%	9.2%
Gross profit as a percent of net sales	34.2%	34.5%	35.1%	35.1%
Income from operations	$26,102	$24,768	$91,367	$82,901

The following table shows the growth in our network of stores during the three and nine months ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Store Data:
Stores open at beginning of period	630	551	579	528
Stores opened	10	15	33	39
Stores acquired	—	—	31	—
Stores closed	—	(2)	(3)	(3)

Stores open at end of period	640	564	640	564

Results of Operations

The information presented below is for the three and nine months ended September 28, 2013 and September 29, 2012 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three and nine months ended September 28, 2013 and September 29, 2012 as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.8%	65.5%	64.9%	64.9%

Gross profit	34.2%	34.5%	35.1%	35.1%
Selling, general and administrative expenses	24.6%	24.2%	24.1%	23.7%

Income from operations	9.6%	10.4%	11.0%	11.3%
Interest expense, net	0.1%	0.1%	0.0%	0.1%

Income before provision for income taxes	9.5%	10.3%	10.9%	11.3%
Provision for income taxes	3.5%	3.5%	4.3%	4.3%

Net income	6.0%	6.8%	6.7%	7.0%

Three Months Ended September 28, 2013 Compared To Three Months Ended September 29, 2012

Net Sales

Net sales increased $33.5 million, or 14.0%, to $272.5 million for the three months ended September 28, 2013 compared to $239.0 million for the three months ended September 29, 2012. The increase was primarily the result of an increase in our comparable store sales, non-comparable store sales (including acquired stores), as well as an increase in our direct sales. Excluding the impact of sales from Super Supplements of $18.4 million, sales increased primarily in the categories of specialty supplements and sports nutrition, which increased $11.5 million and vitamins, minerals and herbs, which increased $1.4 million. The sports nutrition category continues to be among our fastest growing categories.

Retail

Net sales from our retail stores increased $29.8 million, or 13.9%, to $243.9 million for the three months ended September 28, 2013 compared to $214.1 million for the three months ended September 29, 2012. We operated 640 stores as of September 28, 2013 compared to 564 stores as of September 29, 2012. Store sales increased due to an increase in comparable store sales of $5.4 million, or 2.6%, and an increase in non-comparable store sales of $24.4 million, which includes $17.0 million from Super Supplements stores. The increase in comparable store sales was driven primarily by increased customer traffic. Growth in comparable store sales was negatively impacted by a lack of retail price inflation and a reduction in the growth rate of net sales in the weight management category as compared to the prior year. Comparable store sales for our mature stores were slightly positive for the three months ended September 28, 2013.

Direct

Net sales to our direct customers increased $3.7 million, or 14.7%, to $28.6 million for the three months ended September 28, 2013 compared to $24.9 million for the three months ended September 29, 2012. The increase in our direct sales was due to an increase in our e-commerce sales of 17.7% which was offset in part by a decrease in our catalog sales. The increase in e-commerce sales was largely due to continued efficiency in customer acquisition, retention marketing programs and the addition of supersup.com. We continue to reduce our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in light of the growth of online shopping.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $22.9 million, or 14.6%, to $179.4 million for the three months ended September 28, 2013 compared to $156.5 million for the three months ended September 29, 2012. The dollar increase was primarily due to an increase in sales, as well as an increase resulting from the addition of Super Supplements for the three months ended September 28, 2013, as compared to the three months ended September 29, 2012. Cost of goods sold as a percentage of net sales increased to 65.8% for the three months ended September 28, 2013, compared to 65.5% for the three months ended September 29, 2012. The increase in cost of goods sold as a percentage of net sales was primarily due to shifts in product category sales mix and higher penetration of the direct channel.

Gross Profit

As a result of the foregoing, gross profit increased $10.6 million, or 12.8%, to $93.1 million for the three months ended September 28, 2013 compared to $82.5 million for the three months ended September 29, 2012. Gross profit as a percentage of sales decreased to 34.2% for the three months ended September 28, 2013 compared to 34.5% for the three months ended September 29, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.2 million, or 16.0%, to $67.0 million during the three months ended September 28, 2013, compared to $57.7 million during the three months ended September 29, 2012. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the three months ended September 28, 2013 increased to 24.6% compared to 24.2% for the three months ended September 29, 2012.

Operating payroll and related benefits increased $4.1 million, or 17.7%, to $27.0 million for the three months ended September 28, 2013 compared to $22.9 million for the three months ended September 29, 2012. The dollar increase in operating payroll and related benefits was primarily due to the increase in head count added to operate new stores and acquired Super Supplements stores. Operating payroll and related benefits expenses as a percentage of net sales for the three months ended September 28, 2013 increased to 9.9% compared to 9.6% for the three months ended September 29, 2012. The increase in operating payroll and related benefits as a percentage of net sales is primarily the result of an increase to payroll related benefits costs and the inclusion of Super Supplements operating payroll and related benefits.

Advertising and promotion expenses decreased $0.1 million, or 3.5%, to $3.5 million for the three months ended September 28, 2013 compared to $3.6 million for the three months ended September 29, 2012. Advertising and promotion expenses as a percentage of net sales decreased to 1.3% during the three months ended September 28, 2013 compared to 1.5% during the three months ended September 29, 2012.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $5.3 million, or 17.0%, to $36.5 million for the three months ended September 28, 2013 compared to $31.2 million for the three months ended September 29, 2012. The dollar increase in other selling, general and administrative expenses was primarily due to the corporate costs of Super Supplements of $1.5 million, an increase in general operating expenses of $1.4 million, an increase in depreciation and amortization expense of $1.3 million, and costs related to the acquisition and integration of Super Supplements of $0.9 million in the three months ended September 28, 2013 compared to the three months ended September 29, 2012. Other selling, general and administrative expenses as a percentage of net sales increased to 13.4% for the three months ended September 28, 2013 compared to 13.1% for the three months ended September 29, 2012.

Income from Operations

As a result of the foregoing, income from operations increased $1.3 million, or 5.4%, to $26.1 million for the three months ended September 28, 2013 compared to $24.8 million for the three months ended September 29, 2012. Income from operations as a percentage of net sales decreased to 9.6% during the three months ended September 28, 2013 as compared to 10.4% during the three months ended September 29, 2012.

Retail

Income from operations for the retail segment increased $4.8 million, or 11.4%, to $47.4 million for the three months ended September 28, 2013 compared to $42.5 million for the three months ended September 29, 2012. Income from operations as a percentage of net sales for the retail segment decreased to 19.4% for the three months ended September 28, 2013 compared to 19.9% for the three months ended September 29, 2012. The decrease in income from operations as a percentage of net sales for the retail segment was primarily due to an increase in payroll related medical benefits costs and the impact of shifts in product category mix on margins.

Direct

Income from operations for the direct segment increased $0.4 million, or 8.7%, to $5.4 million for the three months ended September 28, 2013 compared to $5.0 million for the three months ended September 29, 2012. Income from operations as a percentage of net sales for the direct segment decreased to 19.0% for the three months ended September 28, 2013 compared to 20.0% for the three months ended September 29, 2012. The decrease in income from operations as a percentage of net sales for the direct segment was primarily due to an increase in promotional investments and the inclusion of the Super Supplements e-commerce business, which operates at a lower margin than our other e-commerce sites.

Corporate Costs

Corporate costs increased $3.9 million, or 17.3%, to $26.7 million during the three months ended September 28, 2013 compared to $22.8 million for the three months ended September 29, 2012. Corporate costs as a percentage of net sales increased to 9.8% for the three months ended September 28, 2013 compared to 9.5% for the three months ended September 29, 2012. The dollar increase in corporate costs was primarily due to the corporate costs of Super Supplements of $1.5 million, an increase in depreciation and amortization expense of $1.3 million and costs related to the acquisition and integration of Super Supplements of $0.9 million in the three months ended September 28, 2013 compared to the three months ended September 29, 2012.

Provision for Income Taxes

We recognized $9.7 million of income tax expense during the three months ended September 28, 2013 compared to $8.3 million during the three months ended September 29, 2012. The effective tax rate for the three months ended September 28, 2013 was 37.3%, compared to 33.8% for the three months ended September 29, 2012. The effective tax rates for both the three months ended September 28, 2013 and September 29, 2012 reflect benefits primarily due to the reversal of charges previously recorded relating to uncertain tax positions due to the expiration of the applicable statutes of limitations. The benefit to the provision for income taxes for the three months ended September 28, 2013 was $0.7 million. The benefit to the provision for income taxes for the three months ended September 29, 2012 of $2.2 million was partially offset by a charge in connection with an audit of prior year tax returns of approximately $0.6 million.

Net Income

As a result of the foregoing, we generated net income of $16.3 million in both the three months ended September 28, 2013 and the three months ended September 29, 2012.

Nine Months Ended September 28, 2013 Compared To Nine Months Ended September 29, 2012

Net Sales

Net sales increased $99.0 million, or 13.5%, to $831.0 million for the nine months ended September 28, 2013 compared to $732.0 million for the nine months ended September 29, 2012. The increase was primarily the result of an increase in our comparable store sales, non-comparable store sales (including acquired stores), as well as an increase in our direct sales. Excluding the impact of sales from Super Supplements of $48.0 million, sales increased primarily in the categories of specialty supplements and sports nutrition, which increased $31.0 million and vitamins, minerals and herbs, which increased $13.4 million. The sports nutrition category continues to be among our fastest growing categories.

Retail

Net sales from our retail stores increased $88.0 million, or 13.4%, to $743.2 million for the nine months ended September 28, 2013 compared to $655.2 million for the nine months ended September 29, 2012. We operated 640 stores as of September 28, 2013 compared to 564 stores as of September 29, 2012. Store sales increased due to an increase in comparable store sales of $20.1 million, or 3.1%, and an increase in non-comparable store sales of $67.9 million, which includes $44.5 million from Super Supplements stores. The increase in comparable store sales was driven by a combination of increased traffic and ticket. Comparable store sales for our mature stores were slightly positive for the nine months ended September 28, 2013.

Direct

Net sales to our direct customers increased $11.1 million, or 14.4%, to $87.9 million for the nine months ended September 28, 2013 compared to $76.8 million for the nine months ended September 29, 2012. The increase in our direct sales was due to an increase in our e-commerce sales of 17.4% which was offset in part by a decrease in our catalog sales. The increase in e-commerce sales was largely due to continued efficiency in customer acquisition, retention marketing programs and the addition of supersup.com. We continue to reduce our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in light of the growth of online shopping.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $63.7 million, or 13.4%, to $539.1 million for the nine months ended September 28, 2013 compared to $475.4 million for the nine months ended September 29, 2012. The dollar increase was primarily due to an increase in sales, as well as an increase resulting from the addition of Super Supplements for the nine months ended September 28, 2013, as compared to the nine months ended September 29, 2012. Cost of goods sold as a percentage of net sales was 64.9% in both the nine months ended September 28, 2013 and the nine months ended September 29, 2012. Improvements in cost of goods sold as a percentage of net sales experienced by Vitamin Shoppe were substantially offset by the inclusion of Super Supplements, which experiences higher cost of goods sold as a percentage of net sales.

Gross Profit

As a result of the foregoing, gross profit increased $35.4 million, or 13.8%, to $292.0 million for the nine months ended September 28, 2013 compared to $256.6 million for the nine months ended September 29, 2012. Gross profit as a percentage of sales was 35.1% in both the nine months ended September 28, 2013 and the nine months ended September 29, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $26.9 million, or 15.5%, to $200.6 million during the nine months ended September 28, 2013, compared to $173.7 million during the nine months ended September 29, 2012. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the nine months ended September 28, 2013 increased to 24.1% compared to 23.7% for the nine months ended September 29, 2012.

Operating payroll and related benefits increased $11.7 million, or 17.1%, to $79.8 million for the nine months ended September 28, 2013 compared to $68.2 million for the nine months ended September 29, 2012. The dollar increase in operating payroll and related benefits was primarily due to the increase in head count added to operate new stores and acquired Super Supplements stores. Operating payroll and related benefits expenses as a percentage of net sales for the nine months ended September 28, 2013 increased to 9.6% compared to 9.3% for the nine months ended September 29, 2012. The increase in operating payroll and related benefits as a percentage of net sales is primarily the result of the inclusion of Super Supplements operating payroll and related benefits and an increase to payroll related benefits costs.

Advertising and promotion expenses increased $1.5 million, or 13.0%, to $12.9 million for the nine months ended September 28, 2013 compared to $11.5 million for the nine months ended September 29, 2012. Advertising and promotion expenses as a percentage of net sales was 1.6% in both the nine months ended September 28, 2013 and the nine months ended September 29, 2012.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $13.8 million, or 14.6%, to $107.8 million for the nine months ended September 28, 2013 compared to $94.1 million for the nine months ended September 29, 2012. The dollar increase in other selling, general and administrative expenses was primarily due to costs related to the acquisition and integration of Super Supplements of $3.9 million, an increase in general operating expenses of $3.6 million, an increase in depreciation and amortization expense of $3.5 million and the corporate costs of Super Supplements of $3.5 million partially offset by proceeds from insurance recoveries of $1.1 million in the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012. Other selling, general and administrative expenses as a percentage of net sales increased to 13.0% for the nine months ended September 28, 2013 compared to 12.8% for the nine months ended September 29, 2012.

Income from Operations

As a result of the foregoing, income from operations increased $8.5 million, or 10.2%, to $91.4 million for the nine months ended September 28, 2013 compared to $82.9 million for the nine months ended September 29, 2012. Income from operations as a percentage of net sales decreased to 11.0% during the nine months ended September 28, 2013 as compared to 11.3% during the nine months ended September 29, 2012.

Retail

Income from operations for the retail segment increased $17.4 million, or 12.8%, to $153.6 million for the nine months ended September 28, 2013 compared to $136.2 million for the nine months ended September 29, 2012. Income from operations as a percentage of net sales for the retail segment decreased to 20.7% for the nine months ended September 28, 2013 compared to 20.8% for the nine months ended September 29, 2012. The decrease as a percentage of net sales was primarily due to the inclusion of Super Supplements, which operates at a lower margin as a percentage of net sales.

Direct

Income from operations for the direct segment increased $1.2 million, or 7.7%, to $16.5 million for the nine months ended September 28, 2013 compared to $15.4 million for the nine months ended September 29, 2012. Income from operations as a percentage of net sales for the direct segment decreased to 18.8% for the nine months ended September 28, 2013 compared to 20.0% for the nine months ended September 29, 2012. The decrease was primarily due to the impact of increased promotional investments and the inclusion of the Super Supplements e-commerce business, which operates at a lower margin than our other e-commerce sites.

Corporate Costs

Corporate costs increased $10.1 million, or 14.7%, to $78.8 million during the nine months ended September 28, 2013 compared to $68.7 million for the nine months ended September 29, 2012. Corporate costs as a percentage of net sales increased to 9.5% during the nine months ended September 28, 2013 compared to 9.4% during the nine months ended September 29, 2012. The dollar increase in corporate costs was primarily due to costs related to the acquisition and integration of Super Supplements of $3.9 million, an increase in depreciation and amortization expense of $3.5 million and the corporate costs of Super Supplements of $3.5 million partially offset by proceeds from insurance recoveries of $1.1 million in the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012.

Provision for Income Taxes

We recognized $35.7 million of income tax expense during the nine months ended September 28, 2013 compared to $31.2 million during the nine months ended September 29, 2012. The effective tax rate for the nine months ended September 28, 2013 was 39.2%, compared to 37.9% for the nine months ended September 29, 2012. The effective tax rates for both the nine months ended September 28, 2013 and September 29, 2012 reflect benefits primarily due to the reversal of charges previously recorded relating to uncertain tax positions due to the expiration of the applicable statutes of limitations. The benefit to the provision for income taxes for the nine months ended September 28, 2013 was $0.5 million. The benefit to the provision for income taxes for the nine months ended September 29, 2012 of $2.0 million was partially offset by a charge in connection with an audit of prior year tax returns of approximately $0.6 million.

Net Income

As a result of the foregoing, we generated net income of $55.3 million in the nine months ended September 28, 2013 compared to net income of $51.1 million in the nine months ended September 29, 2012.

Key Indicators of Liquidity and Capital Resources

The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	As of
	September 28,	December 29,
	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$54,201	$81,168
Working capital	167,835	153,453
Total assets	660,696	586,285

	Nine Months Ended
	September 28,	September 29,
	2013	2012
Other Information:
Depreciation and amortization of fixed and intangible assets	$20,012	$16,539

Cash Flows Provided By (Used In):
Operating activities	$53,221	$60,949
Investing activities	(82,959)	(18,625)
Financing activities	2,817	22,976
Effect of exchange rate changes on cash and cash equivalents	(46)	—

Net (decrease) increase in cash and cash equivalents	$(26,967)	$65,300

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

In addition to the $50.5 million for the acquisition of Super Supplements, Inc. in the first quarter of Fiscal 2013, we have invested $32.4 million in capital expenditures during the nine months ended September 28, 2013, most of which pertains to new stores and costs of our new distribution center which began operations in the third quarter of Fiscal 2013. We plan to spend approximately $13 million to $18 million in capital expenditures during the fourth quarter of Fiscal 2013. We opened 33 stores during the nine months ended September 28, 2013 and plan on opening approximately 17 stores during the fourth quarter of Fiscal 2013 for a total of approximately 50 stores during Fiscal 2013. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $155,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

The Company is subject to concentrations of credit risk associated with cash and cash equivalents. Currently, the Company’s cash management practice is to invest in highly liquid and secure investments.

We were in compliance with all debt covenants as of September 28, 2013. We expect to be in compliance with all debt covenants during the remainder of Fiscal 2013 as well.

Cash Provided by Operating Activities

Net cash provided by operating activities was $53.2 million for the nine months ended September 28, 2013 as compared to $60.9 million for the nine months ended September 29, 2012. The $7.7 million decrease in cash flows from operating activities is primarily due to an increase in inventory purchases offset by an increase in our net income for the nine months ended September 28, 2013 as compared to the nine months ended September 29, 2012.

Cash Used in Investing Activities

Net cash used in investing activities was $83.0 million during the nine months ended September 28, 2013 as compared to $18.6 million during the nine months ended September 29, 2012. The $64.3 million increase in cash used in investing activities is primarily due to the acquisition of Super Supplements, Inc. for $50.5 million. Capital expenditures during the nine months ended September 28, 2013 were used primarily for the build-out of new stores, improvements to existing stores, computer equipment related to those stores, as well as costs for the new distribution center. The Company opened 33 new stores during the nine months ended September 28, 2013 as compared to 39 new stores during the nine months ended September 29, 2012.

Cash Provided by Financing Activities

Net cash provided by financing activities was $2.8 million for the nine months ended September 28, 2013, as compared to $23.0 million for the nine months ended September 29, 2012. The $20.2 million decrease in cash provided by financing activities is primarily due to the reduction in proceeds from exercises of common stock options and a decrease in tax benefits on exercises of stock options for the nine months ended September 28, 2013 as compared to the nine months ended September 29, 2012.

Revolving Credit Facility

The terms of our Revolving Credit Facility, as amended on October 11, 2013, extend through October 11, 2018, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility to $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 6. Credit Arrangements and Note 10. Subsequent Event in the Notes to Condensed Consolidated Financial Statements. During the nine months ended September 28, 2013 there have been no borrowings under the Revolving Credit Facility. The unused available line of credit under the Revolving Credit Facility at September 28, 2013 was $69.4 million.

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

Effects of Inflation

We do not believe that our sales or operating results were materially impacted by inflation. During Fiscal 2013, retail price inflation was at a rate below historical trends and the Company expects this trend to continue through Fiscal 2013. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse impact on our gross profit results in the future.

Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s market risks relate primarily to changes in interest rates if there were outstanding indebtedness, however, the Company had no outstanding debt as of September 28, 2013. Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows.

Our Revolving Credit Facility carries a floating interest rate and, therefore, our statements of income and our cash flows are exposed to changes in interest rates. As of September 28, 2013, there were no borrowings on our Revolving Credit Facility.

Foreign Currency Risk

The Company is exposed to foreign currency exchange risk. We lease and operate two stores in Canada. Sales made from the Canadian stores are made in exchange for Canadian dollars. The Company does not currently hedge against the risk of exchange rate fluctuations. At September 28, 2013, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would not have materially affected our consolidated financial statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a (e) and l5d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 28, 2013, pursuant to Exchange Act Rule 13a-l5. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 28, 2013 are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control structure over financial reporting during the quarter ended September 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, Inc. (“Super Supplements”). Prior to the acquisition, Super Supplements was a privately-held company. The Company has substantially completed the process of systems integration and is currently in the process of evaluating Super Supplements’ internal controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in our Fiscal 2012 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2013. Except as described below, and in our Quarterly Report on Form 10-Q for the three months ended March 30, 2013, as filed with the Securities and Exchange Commission on May 7, 2013, there has not been a material change to the risk factors set forth in our 2012 Form 10-K.

We may experience product recalls, removals or seizures, which could reduce our sales and adversely affect our results of operations.

We may be subject to product recalls, removals or seizures in the event any of the products we sell is believed to cause injury or illness or if we are alleged to have violated governmental regulations in the labeling, promotion, sale or distribution of such products. A significant recall, withdrawal or seizure of any of the products we sell may require significant management attention, would likely result in substantial and unexpected expenditures and may adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products may adversely affect consumer confidence in our brands and decrease demand for our products. As is common in the VMS industry, we rely on our third-party vendors to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations. For example, products manufactured by third parties that contain 1.3-dimethylpentylamine/dimethylamylamine/13-dimethylamylamine (“DMAA”) have been among our top selling products. On April 27, 2012, the U.S. Food and Drug Administration (“FDA”) announced that it had issued warning letters to ten manufacturers and distributors of dietary supplements containing DMAA for allegedly marketing products for which evidence of the safety of the product had not been submitted to FDA. The FDA also indicated that the warning letters advised the companies that the FDA is not aware of evidence or history of use to indicate that DMAA is safe. On April 16, 2013, USP Labs issued a press release indicating its voluntary decision to phase out products containing DMAA (including Oxy Elite Pro) and replace them with new advanced formulations. We have decided not to reorder any products containing DMAA, and discontinued selling any further inventory of products containing DMAA during fiscal 2013. Subsequent to the quarter ended September 28, 2013, we were informed by USP Labs that due to a pending FDA investigation regarding several adverse events reported in Hawaii involving Oxy Elite Pro products, they were stopping domestic distribution of Oxy Elite Pro with the purple top and Oxy Elite Pro Super Thermo Powder. Subsequently, we ceased distribution of all Oxy Elite products to our stores and took all Oxy Elite products off our shelves nationwide. Simultaneously with our decision, the FDA and the Center for Disease Control issued health alerts pertaining to Oxy Elite Pro products. For the nine month period ended September 28, 2013, Oxy Elite products (both those containing DMAA and the reformulated versions) represented less than two percent of sales. If it is determined that products that we carry, including but not limited to other weight management products, contain ingredients that do not comply with applicable regulatory and legislative requirements, we could be required to recall or remove from the market all such products and we could become subject to lawsuits related to any alleged non-compliance, any of which recalls, removals or lawsuits could materially and adversely affect our business, financial condition and results of operations. As a result of the indeterminable level of product substitution and reformulated product sales, we cannot reliably determine the potential impact of any such recall or removal or of the removal of the Oxy Elite products on our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 28, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2013.

VITAMIN SHOPPE, INC.

By:	/s/ Anthony N. Truesdale
Anthony N. Truesdale
Chief Executive Officer

By	/s/ Brenda Galgano
Brenda Galgano
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 28, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements