Form 10-K
period 2013-12-28
Vitamin Shoppe, Inc.
filed 2014-02-25
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,351,750,272 as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange.

As of January 25, 2014, Vitamin Shoppe, Inc. had 30,572,408 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on June 4, 2014.

EX 21.1

EX 23.1

EX 31.1

EX 31.2

EX 32.1

EX 32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

Forward-Looking Statements

Statements in this document that are not historical facts are “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). We caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, new stores, working capital, liquidity, capital expenditures, capital needs and interest costs, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements”. You can identify these statements by forward-looking words such as “may”, “expect”, “intend”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “outlook”, “trends”, “future benefits”, “strategies”, “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth throughout this Annual Report on Form 10-K, including Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the vitamin, mineral and supplement industry, continued demand from the primary markets the Company serves, consumer perception of our products, the availability of raw materials, as well as economic conditions generally and factors more specific to the Company such as restrictions imposed by the Company’s revolving credit facility including financial covenants and limitations on the Company’s ability to incur additional indebtedness and the Company’s future capital requirements. See Item 1A, “Risk Factors” in this Annual Report on Form 10-K for further discussion.

Except as required by law, the Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

Electronic Access to Company Reports

Our investor website can be accessed at www.vitaminshoppe.com under “Investor Relations”. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption “SEC Filings” promptly after we electronically file those materials with, or furnish those materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Standards of Business Conduct for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our investor website under the captions “Corporate Governance” and “SEC Filings”. Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, Vitamin Shoppe, Inc., 2101 91st Street, North Bergen, New Jersey, 07047. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

PART I

Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company”, “we”, “us” and “our” collectively refer to Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., Vitamin Shoppe Global, Inc. and Vitapath Canada Limited. References to “VMS” mean vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. References to “Fiscal” or “Fiscal Year” mean the fifty-two weeks ended December 28, 2013 for Fiscal Year 2013, the fifty-two weeks ended December 29, 2012 for Fiscal Year 2012 and the fifty-three weeks ended December 31, 2011 for Fiscal Year 2011, and references to “Fiscal” and “Fiscal Year” for other years are similarly based on a fifty-two week or fifty-three week fiscal year, as applicable.

Item 1.	Business

Overview of our Company

We are a leading multi-channel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market over 900 different nationally recognized brands as well as our proprietary brands, including Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition® and PLNT™. We believe we offer one of the greatest varieties of products among VMS retailers with approximately 8,000 stock keeping units (“SKUs”) offered in our typical retail store and approximately 18,000 additional SKUs available through our e-commerce and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or at mass merchants, such as drugstores and supermarkets. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

We sell our products through two operating segments: retail and direct. In our retail segment, which includes Vitamin Shoppe, Super Supplements and Vitapath retail store formats, we have leveraged our successful store economic model by opening a total of 154 new stores and acquiring 31 stores from the beginning of Fiscal Year 2011 through Fiscal Year 2013. As of December 28, 2013, we operated 659 stores in 44 states, the District of Columbia, Puerto Rico and Ontario, Canada, primarily located in high-traffic regional retail centers and stand alone locations. In our direct segment, we sell our products directly to consumers through the internet, primarily at www.vitaminshoppe.com and www.supersup.com. Our e-commerce sites and our catalog complement our in-store experience by extending our retail product offerings and enable us to access customers outside our retail markets and those who prefer to shop online.

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, Inc. (“Super Supplements”), a specialty retailer of vitamins, minerals, specialty supplements and sports nutrition, including 31 retail locations in Washington, Oregon and Idaho, a distribution center in Seattle, Washington and an e-commerce business. The total purchase price was approximately $50.5 million in cash and the assumption of certain liabilities. For additional information, refer to Note 3, “Acquisition”, to our consolidated financial statements included in this Annual Report on Form 10-K.

Segment Information

We sell our products through two operating segments: retail, which consists of our retail store formats, and direct, which consists of our e-commerce and catalog formats.

Retail. Through our Vitamin Shoppe, Super Supplements and Vitapath retail stores, we believe we operate a unique retail store format in the VMS industry, which has been successful in diverse geographic and demographic markets, ranging from urban locations in New York City to suburban locations in Plantation, Florida and Manhattan Beach, California. Our stores carry a broad selection of VMS products and are staffed with experienced and knowledgeable employees (“Health Enthusiasts”) who are able to inform our customers about product features and assist in product selection.

We continue to pursue new store growth. Since the beginning of 2011 through Fiscal 2013, we have opened 154 new stores and acquired 31 stores, expanding our presence in our existing markets as well as entering new markets. We expect our new stores to reach sales more consistent with our mature store base over an approximate four to five year time period. In addition, our new stores in Fiscal 2013 average approximately 3,000 square feet compared to the average of our total store portfolio of approximately 3,600 square feet. This strategy has allowed us to increase our sales per square foot without impacting the breadth of our product assortment.

Direct. We sell our products directly to consumers through the internet, primarily at www.vitaminshoppe.com and www.supersup.com. Our e-commerce sites and our catalog complement our in-store experience by extending our retail product offerings with approximately 18,000 additional SKUs that are not available in our stores and enable us to access customers outside our retail markets and those who prefer to shop online. Catalog sales were not material in 2013, and are expected to continue to decline in the future, as customers migrate to our e-commerce sites and stores.

Industry

The VMS industry in the United States of America (“U.S.”) is highly fragmented, and based on the most current information available from the Nutrition Business Journal (“NBJ”) no single industry participant accounted for more than 6% of total domestic industry sales in 2012.

Retailers of VMS products primarily include specialty retailers and mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. The specialty retailers typically cater to the more sophisticated VMS customer by focusing on selection and customer service, while the mass merchants generally offer a limited assortment comprised of more mainstream products with less customer service. Specialty retailers comprised the largest segment of the market in 2012, with 36% market share, according to the NBJ.

According to the NBJ, the U.S. nutritional supplements industry was a $32.5 billion retail market in 2012, and is projected to grow at an approximate 7.1% average annual growth rate through 2020. NBJ anticipates that specialty retail will remain the major market driver for supplements through 2020, and the specialty retail channel is expected to add over $7 billion in new annual sales by that time. The internet channel is expected to post the most impressive percent growth over the next several years, and NBJ forecasts 11% compound annual growth for the internet channel from 2013 to 2020. Positive industry trends include an aging U.S. population, rising healthcare costs and the increased use of preventive measures. In addition, the increased focus on diet and nutrition, along with growing fitness and wellness program participation, serves as a positive trend for the nutritional supplements industry.

Competitive Strengths

We believe we are well positioned to capitalize on the favorable VMS industry dynamics as a result of the following competitive strengths:

Extensive Product Selection, Including a Strong Assortment of Proprietary Brands. We believe we have a complete and authoritative merchandise assortment and market one of the broadest product selections in the VMS industry. Including products added with the acquisition of Super Supplements, our merchandise assortment includes approximately 26,000 SKUs from a combination of over 900 different nationally recognized brands and our own proprietary brands. Our proprietary brand merchandise accounted for approximately 21% of our net sales in Fiscal 2013 (excluding net sales of Super Supplements), and provides our customers the opportunity to purchase VMS products at a good value while affording us higher gross margins.

Value-Added Customer Service. We believe we offer one of the highest degrees of customer service among national competitors in the VMS retail industry, aided by the deep product knowledge of our experienced Health Enthusiasts. We place a strong emphasis on employee training and customer service and view our Health Enthusiasts as health and wellness information stewards who inform our customers while assisting them with their product selections.

Highly Refined Real Estate Strategy. We apply demanding criteria to our retail site selection. We locate our stores primarily in attractive stand-alone locations or endcap (corner) positions in retail centers. We believe that the location and visibility of our real estate is our single most effective and efficient customer acquisition strategy.

Attractive, Loyal Customer Base. We have a large and growing base of loyal customers who proactively manage their long-term health and wellness through the use of supplements. In Fiscal 2013, 89% of net sales (excluding net sales of Super Supplements) were attributable to our Healthy Awards customers. Our no-fee Healthy Awards Program promotes brand loyalty among our customers and allows our customers to earn points redeemable for future purchases, approximately 73% of which were redeemed in Fiscal 2013.

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

Business Strategy

We intend to continue to pursue the following key strategies to drive customer traffic, grow our sales and improve profitability:

•

Store and Comparable Sales Growth—To increase sales and profitability through the maturation of our recently opened stores, as well as, continued opening of new stores in the future. The increase in our store base has improved shopping convenience to our customers. Based on an analysis conducted by an independent third-party, we believe the U.S. market can support up to 900 Vitamin Shoppe stores, in the current store format. In addition, the size of our new stores in Fiscal 2013 average approximately 3,000 square feet compared to the average of our total store portfolio of approximately 3,600 square feet as we seek to increase store productivity;

•

Increase Emphasis on our Direct Business—To increase sales of our e-commerce business by continuing to enhance the features and functionality of our e-commerce sites and providing our customers with a more personalized shopping experience. We plan to continue to enhance our e-commerce platform attributes for customer tracking and marketing ability, which will allow us, among other things, to better market to our customers;

•

Enhance the Customers’ Shopping Experience—To enhance our customers’ shopping experience by continuing to offer a convenient shopping experience complemented by our knowledgeable Health Enthusiasts and access to a broad selection of products that are in-stock and priced competitively to the marketplace. We continue to expand categories complementary to our core VMS and sports nutrition products, and we plan to strengthen our assortment by adding new products and brands in growth categories. To keep our assortment relevant we have replaced over one thousand items in 2013. In addition, we plan on improving our customers’ ability to shop across both our retail and direct channels by strengthening our loyalty program and implementing improved order management systems during 2014 and 2015;

In addition, after extensive customer research, we launched our rebranding initiative in October, 2012. We have updated our Vitamin Shoppe logo and visual identity system to more accurately reflect our personality and what our customers tell us they admire about us. All new stores going forward will reflect this new identity, as well as select remodels of our existing store base. Our website was updated with the new identity in October, 2012;

•

Continuous Health Enthusiast Education and Training—To continue to invest in Health Enthusiast training and provide employees with opportunities to grow within our Company. In 2013 we held our ninth product education conference, attended by our store and district managers, and many of our vendors. We currently plan to continue this conference as an annual event. In addition, we continue to improve and expand our proprietary online learning website, Vitamin Shoppe University, which provides the opportunity for our Health Enthusiasts to expand their knowledge and stay current on new products and developments in our industry;

•

International Expansion—To expand into international markets through company operated and franchise based arrangements. In December 2012, we opened two stores in Ontario, Canada and in Fiscal 2013 the first franchise location was opened in Panama. We plan to expand into other international markets through franchise and wholesale opportunities; and

•	Acquisitions—Evaluate acquisition opportunities we believe complement our business strategy.

Retail Stores

We believe we operate a unique retail store format in the VMS industry by locating our retail stores in high-traffic areas, instead of a mall-based retail format similar to our competitors. Many of our stores are freestanding, which further enhances store visibility. Our retail store format has been successful in diverse geographic and demographic markets, ranging from urban locations in New York City, to suburban locations in Plantation, Florida and Manhattan Beach, California. Our stores carry a broad selection of VMS products and are staffed with experienced and knowledgeable Health Enthusiasts who are able to inform our customers about product features and assist in product selection.

Store Counts and Locations

We plan to open approximately 60 new stores in Fiscal 2014. The following table shows the change in our network of stores for the Fiscal Years 2009 through 2013:

	Fiscal Year
	2013	2012	2011	2010	2009
Store Data:
Stores open at beginning of year	579	528	484	438	401
Stores opened	52	54	48	47	39
Stores acquired	31	—	—	—	—
Stores closed	(3)	(3)	(4)	(1)	(2)

Stores open at end of year	659	579	528	484	438

We expect our new stores to reach sales more consistent with our mature store base over an approximate four to five year time period. As a result, new stores generally have a negative impact on our overall operating margin. In addition, our new stores in Fiscal 2013 average approximately 3,000 square feet compared to the average of our total store portfolio of approximately 3,600 square feet. As our recently opened stores mature, we expect them to contribute meaningfully to our sales and store contribution. The following table reflects our store count by state, as well as the District of Columbia, Puerto Rico and Ontario, Canada, at December 28, 2013:

	Stores Open at December 28, 2013		Stores Open at December 28, 2013
Alabama	4	Nebraska	2
Arizona	12	Nevada	4
Arkansas	2	New Hampshire	4
California	79	New Jersey	28
Colorado	8	New Mexico	3
Connecticut	9	New York	66
Delaware	3	North Carolina	17
District of Columbia	1	Ohio	21
Florida	65	Oklahoma	1
Georgia	19	Oregon	10
Hawaii	6	Pennsylvania	19
Iowa	3	Rhode Island	1
Idaho	2	South Carolina	9
Illinois	37	South Dakota	1
Indiana	13	Tennessee	9
Kansas	3	Texas	50
Kentucky	5	Utah	2
Louisiana	5	Vermont	1
Maine	1	Virginia	23
Maryland	19	Washington	36
Massachusetts	16	Wisconsin	6
Michigan	13
Minnesota	10	Ontario, Canada	2
Missouri	6	Puerto Rico	3

		Total	659

As of December 28, 2013, we leased the property for all of our 659 stores. Our typical lease terms are ten years, with one or two five-year renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for our stores, 40 expire in Fiscal 2014, 66 expire in Fiscal 2015, 58 expire in Fiscal 2016, 58 expire in Fiscal 2017, 95 expire in Fiscal 2018 and the balance expire in Fiscal 2019 or thereafter. For the majority of our leases, renewal options remain available.

Our North Bergen, New Jersey warehouse and distribution center and corporate headquarters are consolidated into a leased, 230,000 square-foot facility. The initial lease term for the facility, which commenced in 2002, is for 15 years, with one five-year renewal option. In addition to our North Bergen, New Jersey facility, we entered into an agreement with a west coast third-party logistics facility during Fiscal 2010. The agreement was for a period of three years, with subsequent one-year renewal options, and supplies certain of our stores in the western U.S. and direct to consumer orders. In the third fiscal quarter of 2012, we entered into an agreement to lease a 312,000 square-foot warehousing and distribution facility in Ashland, Virginia which began operations in the third quarter of Fiscal 2013. The initial lease term is fifteen years, which began in June 2013. In the fourth fiscal quarter of 2012, we entered into two agreements to lease a total of 56,000 square-feet of additional corporate office space in Secaucus, New Jersey, of which we have taken possession of approximately 21,000 square-feet in January 2013. The lease terms begin upon taking possession of the corresponding office space and the leases expire in November 2029. On February 14, 2013, as part of the acquisition of Super Supplements, Inc., we assumed the lease of a 60,000 square-foot distribution center in Seattle, Washington. The term of the lease expires in September 2017.

We believe that all of our current facilities are in good condition.

Other

We organize our products by category enabling easy comparisons between different brands within each product sub-category, including our Vitamin Shoppe, BodyTech, True Athlete, Mytrition and other proprietary brands. In addition, our stores are staffed with experienced and knowledgeable Health Enthusiasts, many of whom are regular and informed VMS consumers. Our Health Enthusiasts are trained to inform our customers about product features and assist our customers in product selection. To further inform our customers, our stores are equipped with Aisle Seven, an independent source of health and wellness information.

Products

We are proud to offer a comprehensive selection of vitamins, minerals, herbs, homeopathic remedies, specialty supplements such as fish oil, probiotics, glucosamine and Co Q10, sports nutrition, weight management, as well as natural bath and beauty, pet supplements and options for a healthy home. Our offering includes approximately 26,000 SKUs from over 900 brands. We offer products exclusive to our assortment in our Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition® and PLNT™ brands which include products such as Ultimate Man, Ultimate Women, Ultimate 10 Probiotic, Whey Tech and Whey Tech Pro 24 Proteins. We also offer a comprehensive assortment from leading national brands such as Optimum Nutrition®, Cellucor®, Garden of Life®, Quest Nutrition®, Solaray®, Solgar®and Nature’s Way®. This extensive assortment is designed to provide our customers with a unique selection of available products to help them achieve their health and wellness goals. Sales of our branded products, including Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition® and PLNT™ accounted for approximately 21% of our net sales in Fiscal 2013 (excluding Super Supplements).

Key Product Categories

Below is a comparison of our net merchandise sales by major product category and the respective percentage of our total net merchandise sales for the periods shown (in thousands). Prior years figures have been reclassified to conform to current year presentation.

Product Category	Fiscal 2013 (a)		Fiscal 2012		Fiscal 2011 (b)
	Dollars	%	Dollars	%	Dollars	%
Vitamins, Minerals, Herbs and Homeopathy	$276,447	26%	$243,910	26%	$231,457	27%
Sports Nutrition	393,659	36%	339,359	36%	283,908	33%
Specialty Supplements	305,320	28%	274,307	29%	252,779	30%
Other	109,554	10%	91,109	9%	85,048	10%

Total	1,084,980	100%	948,685	100%	853,192	100%
Delivery Revenue	2,489		2,217		3,394

	$1,087,469		$950,902		$856,586

(a)	Fiscal 2013 includes net merchandise sales of Super Supplements of $66.1 million.
(b)	Fiscal 2011 represents a 53-week period.

Vitamins, Minerals, Herbs and Homeopathy

Vitamins and minerals are recommended to maintain health, proactively to improve health and in support of specific health conditions. These products help prevent nutrient deficiencies that can occur when diet alone does not provide all the necessary vitamins and minerals our bodies need. The vitamin and mineral product category includes multi-vitamins, which many consider to be a foundation of a healthy regimen, lettered vitamins, such as Vitamins A, C, D, E, and B-complex, along with major and trace minerals such as calcium, magnesium, chromium and zinc. With approximately 4,000 SKUs, a wide range of potency levels and multiple delivery systems, our customers have many choices to fit their individual needs.

Herbs offer a natural remedy to address specific conditions. Certain herbs help support specific body systems, including ginkgo to support brain function and milk thistle to help support liver function, as well as other less common herbs such as black cohosh for menopause support. Herbal products include whole herbs, standardized extracts, herb combination formulas and teas. Homeopathic remedies offer our customers the ability to address health concerns while providing the safety of having no known drug interactions or side effects. With approximately 5,000 SKUs, a wide range of potency levels and multiple delivery systems, our customers have many choices to fit their individual needs.

Sports Nutrition

Our sports nutrition consumers are looking for products to help maintain or supplement a healthy lifestyle. These products are used in conjunction with cardiovascular conditioning, weight training and sports activities. Major categories in sports nutrition include protein and weight gain powders, meal replacements, nutrition bars, sport drinks and pre and post-workout supplements to either support energy production or enhance recovery after exercise. Our sports nutrition products are offered in many convenient forms, such as powders, tablets, capsules, soft gels and liquids. Our sports nutrition consumers include the sports enthusiast, weekend warrior, endurance athlete, marathoner, serious bodybuilder, as well as those seeking to maintain a healthy fitness level. We offer approximately 3,000 SKUs in sports nutrition.

Specialty Supplements

Specialty supplements help supply higher levels of nutrients than diet alone can provide, help individuals stay healthy, and support specific conditions and life stages such as childhood, pregnancy, menopause and aging. Categories of specialty supplements include omega fatty acids, probiotics and condition specific formulas. Certain specialty supplements, such as organic greens, psyllium fiber and soy proteins, provide added support during various life stages. Folic acid is specifically useful during pregnancy. Super antioxidants, such as coenzyme Q-10, grapeseed extract and pycnogenol, address specific conditions. High ORAC (oxygen radical absorptive capacity) fruit concentrates such as; gogi, mangosteen, pomegranate and blueberry help prevent oxygen radical damage. Other specialty supplement formulas are targeted to support specific organs, biosystems and body functions. We offer approximately 7,000 SKUs of specialty supplements.

Other

Our “Other” category represents all other product classifications we stock that do not fit within the previously described categories. These products include natural beauty and personal care, on the go bars, drinks and snacks, natural pet food, and low carb foods. Natural beauty and personal care products offer an alternative to traditional products that often contain synthetic and/or other ingredients that our customers find objectionable. We offer approximately 7,000 SKUs for our other category. Our customers choose these products over more traditional products because they contain organic and natural ingredients, are free of pesticides or not tested on animals and are more closely aligned with the health and wellness goals of our customers. Our wide variety of diet and weight management products range from low calorie bars, drinks and meal replacements to energy tablets, capsules and liquids. Our natural pet products include nutritionally balanced foods and snacks along with condition specific supplements such as glucosamine for joint health.

Delivery Revenue

Delivery revenue represents amounts billed to customers for shipping fees. The decrease in delivery revenue in Fiscal 2013 and 2012 as compared to Fiscal 2011 is primarily the result of lowering the threshold on shipping at no charge to customers during both periods.

Access to New Products

One of the many components of customer satisfaction is the introduction of new products. We identify customer and market trends by listening to our customers, Health Enthusiasts, vendors, contract manufacturers and market influencers. We maintain very active partnerships with our vendors to stay on top of their product offerings and to bring new products to our customers quickly. In addition, we have a knowledgeable team in-house who focus on bringing new Vitamin Shoppe branded products to our offering. Each year we launch many new products under our Vitamin Shoppe brands including the launch in Fiscal 2013 of Vitamin Shoppe Brand’s Garcinia Cambogia, a series of one daily multivitamins and Calm Zone Magnesium. We developed products such as Tech X Pre-Effect and 100% Casein in our BodyTech® line while adding to our True Athlete® brand with products like Energized Training Formula and BCAA 4:1:1. In 2013, we launched two new brands of products, a line of Personal Packs™ in our MyTrition® brand and a premium herbal supplement line named PLNT™.

Suppliers and Inventory

Glanbia, plc is the only supplier from whom we purchased at least 5% of our merchandise during Fiscal 2013, 2012 and 2011. We purchased approximately 10% of our total merchandise from Glanbia, plc during Fiscal 2013, Fiscal 2012 and Fiscal 2011.

We consider numerous factors in supplier selection, including, but not limited to, quality, price, credit terms, and product offerings. As is customary in our industry, we generally do not have long-term contracts with any supplier and most suppliers may discontinue selling to us at any time.

We strive to maintain sufficient inventory to enable us to provide a high level of service to our customers. Inventory, accounts receivable and accounts payable levels, payment terms and return policies are in accordance with standard business procedures. We maintain a distribution network which we use in conjunction with a just-in-time inventory ordering system that we use to replenish our stores based upon customer demand of a given product or products. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores and expand our distribution network. Currently, our practice is to establish an inventory level of approximately $155,000 at cost for each of our new stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital. We believe that our buying power enables us to receive favorable pricing terms and enhances our ability to obtain high demand merchandise.

Warehouse and Distribution

We operate our supply chain from three company operated distribution center facilities and one third-party logistics facility in California. The company operates distribution centers in North Bergen, New Jersey, Ashland, Virginia and Seattle, Washington. By operating our own facilities we gain greater control over supervision costs and distribution center related inventory levels. In addition, through a combination of improved technology, processes, controls and layout, we continue to improve our pick accuracy rates and net inventory accuracy rates. As a result of continuing and anticipated growth, the Ashland, Virginia distribution center facility began operations in the third quarter of Fiscal 2013. Certain geographic store areas will transition to be fulfilled from the Ashland facility through 2015. As a result of opening this new facility and transitioning store fulfillment through 2015, we expect higher supply chain costs as a percentage of sales in early Fiscal 2014 and expect supply chain costs as a percentage of sales to subsequently decline in future periods. In addition, a west coast third-party facility provides us with warehousing and distribution functions. We utilize approximately 40,000 sq. ft. in this shared-use facility to service certain of our west coast stores and direct to consumer orders.

Regulatory and Quality Control

The Food and Drug Administration (“FDA”) is the regulatory authority charged with overseeing the products we offer and the Federal Trade Commission (“FTC”) regulates the advertising of those products.

Our Scientific and Regulatory Affairs (“S&RA”) department reviews all aspects of our Company’s FDA and FTC regulatory processes, ensuring compliance with regulations. We have established processes to review the underlying safety and efficacy of our Vitamin Shoppe, BodyTech, True Athlete, Mytrition and our other proprietary branded products. These processes include review of the ingredients’ safety information, product formulation, product form, product labeling, the efficacy and claim support for the product and any marketing materials. All consumer communications that deal with product and health issues must be approved by S&RA prior to being disseminated to the public.

We have standard procedures whereby all potential Vitamin Shoppe contract manufacturers are reviewed and approved before they can supply any of our proprietary branded products. In addition, all potential new products are vetted and approved prior to being accepted into our branded product lines.

Our four primary suppliers for our own branded products were Nature’s Value, Inc., Main Street Ingredients, Rasi Laboratories, Inc. and Arizona Nutritional Supplement, Inc. which together produce approximately half of our branded products. There are numerous contract manufacturers in our industry and while we do not believe it would be difficult to source our products from other vendors, should all of our four primary suppliers cease providing us with product, a transition period would be required in order to source our products from other vendors. Our relationships with manufacturers require that all Vitamin Shoppe, BodyTech, True Athlete, Mytrition and other branded products not be adulterated or misbranded under any provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the regulations promulgated thereunder. This includes, but is not limited to, compliance with applicable Good Manufacturing Practices (“GMP”). This means that ingredients in our products must be tested for identity, purity, quality, strength, and composition before being incorporated into our branded products, and that our final branded products must again be tested for identity, purity, quality, strength, and composition prior to being released. All of these products require a certificate of analysis, which includes certification to 100% of label claim.

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

Third party vendors are also subject to a standard review, must comply with our vendor partnership agreement and are required to carry adequate insurance policies to satisfy our standards. Each new product proposed to be carried by us is reviewed by our S&RA department. They reject those products that they believe may present undue risk or be unsafe.

Healthy Awards Program

Our Healthy Awards Program, which we established over 15 years ago, encourages our customers to make repeat purchases and enables us to enhance customer loyalty. The program is open to Vitamin Shoppe and Vitapath customers and is free of charge to join. Members of the program earn one point for every dollar they spend, starting with the first purchase upon joining the program. If a member accumulates over 100 points between January 1 and December 31 in a calendar year, the member will receive a special credit certificate in January of the following year to use on any single purchase made before March 31 of that year. We enrolled approximately 2.2 million new members in Fiscal 2013. The number of active members between retail and online shoppers has grown to approximately 5.8 million as of December 28, 2013.

We utilize our Healthy Awards Program database to track customer purchasing patterns across our two business segments, analyze market and industry trends and create targeted merchandising and marketing strategies. In addition, it provides us with customer and demographic data we use to assist us in the selection of future store locations.

Marketing

We believe our high quality real estate is one of our primary marketing tools, as we locate our stores in high-visibility areas. We also conduct targeted marketing efforts by mailing offers and promotional announcements to members of our Healthy Awards Program. We advertise in national magazines, and engage in local advertising via direct mail, radio and television for certain new stores. We are developing our social media presence and also exhibit at many consumer trade shows across the country.

We promote our Vitamin Shoppe, BodyTech, True Athlete, Mytrition as well as other branded products through our retail channel by placing the products in strategic and highly visible locations in our stores.

Competition

The U.S. nutritional supplements retail industry is highly competitive and fragmented. According to the NBJ, no single retailer accounted for more than 6% of total domestic industry sales in 2012. Competition is based primarily on quality, product assortment, price, customer service, convenience, marketing support and availability of new products. We compete with publicly and privately owned companies with broad geographical market coverage and product categories. We compete with other specialty and mass market retailers including Vitamin World®, GNC®, Whole Foods®, Natural Grocers®, Sprouts Farmers Market®, Costco® and Wal-Mart®, drugstore chains including Rite-Aid® and Walgreens®, internet and mail order companies including Amazon.com®, Puritan’s Pride®, Vitacost.com®, Bodybuilding.com®, Doctors Trust®, Swanson® and iHerb® in addition to a variety of independent health and vitamin stores and e-commerce outlets.

Insurance and Risk Management

We purchase insurance to partially offset standard risks in our industry, including policies to cover general and products liability, workers compensation, travel liability, auto liability and other casualty and property risks. We are self-insured for certain losses related to our employee medical and dental insurance, although we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Our insurance rates are based on our safety record, claims experience as well as trends in the insurance industry.

We face an inherent risk of exposure to product liability claims if, among other things, the use of our products results in injury. With respect to product liability coverage, we carry insurance coverage typical of our industry and product lines. Our coverage involves self-insured retentions with primary and excess liability coverage above the retention amount. We have the ability to refer claims to our contract manufacturers, third-party vendors and their respective insurers to pay the costs associated with any claims arising from those contract manufacturers’ or third-party vendors’ products. Our insurance covers claims that are not adequately covered by a contract manufacturer’s or third-party vendor’s insurance and provides for excess secondary coverage above the limits provided by our contract manufacturers or third-party vendors. We believe we have obtained a prudent amount of insurance for the insurable risks associated with our business. Our experience is that our insurance costs have increased in the past, and may increase in the future.

Tradenames and Other Intellectual Property

We believe trademark protection is particularly important to the maintenance of the recognized proprietary brand names under which we market our products. We own trademarks or trade names that we use in conjunction with the sale of our products, including the Vitamin Shoppe, BodyTech, True Athlete and Mytrition brand names. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods including trademark and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. The carrying value of our trademarks, which are primarily indefinite lived intangible assets, was $71.2 million at December 28, 2013 and $68.9 million at December 29, 2012.

Sales from International Sources

For each of the last three years, less than 0.5% of our sales have been derived from international sources.

Employees

As of December 28, 2013, we had a total of 3,431 full-time and 1,411 part-time employees, of whom 4,159 were employed in our retail channel and 683 were employed in corporate, distribution and direct channel support functions. None of our employees belong to a union or are a party to any collective bargaining or similar agreement except for certain employees at one of our Seattle based stores, who are members of the United Food & Commercial Workers Local No. 367. We consider our relationships with our employees to be good.

Environmental

We are subject to numerous federal, state, local and foreign laws and regulations governing our operations, including the handling, transportation and disposal of our products and our non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water and groundwater. Failure to comply with those laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. Changes in environmental laws or the interpretation thereof or the development of new facts could also cause us to incur additional capital and operational expenditures to maintain compliance with environmental laws and regulations. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties. The presence of contamination from those substances or wastes could also adversely affect our ability to utilize our leased properties. Compliance with environmental laws and regulations has not had a material effect upon our earnings or financial position; however, if we violate any environmental obligation, it could have a material adverse effect on our business or financial performance.

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

The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA established a new framework governing the composition, safety, labeling and marketing of dietary supplements. “Dietary supplements” are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. New dietary ingredients (i.e., not marketed in the U.S. prior to October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA has issued guidance regarding the content of a new dietary ingredient notification. While the guidance is not enforceable, it represents the FDA’s current point of view. Should the FDA enforce the guidance as written, it would have a negative effect on the innovation and continued marketing of dietary supplements. There is no certainty that the FDA will accept any particular evidence of safety for any new dietary ingredient. The FDA’s refusal to accept such evidence could prevent the marketing of those dietary ingredients.

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

The FDA has broad authority to enforce the provisions of the FDCA applicable to foods, dietary supplements, and cosmetics including powers to issue a public warning letter to a company, to publicize information about illegal products, to request a recall of illegal products from the market, and to request the United States Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U. S. courts. The regulation of foods, dietary supplements and cosmetics may increase or become more restrictive in the future.

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

We depend significantly on consumer perception regarding the safety and quality of our products, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by adverse publicity in the form of published scientific research, national media attention or other publicity, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, or questions the benefits of our or similar products or that claims that any such products are ineffective. A new product may initially be received favorably, resulting in high sales of that product, but that sales level may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular products and may not be consistent with earlier favorable research or publicity. Unfavorable research or publicity could have a material adverse effect on our ability to generate sales. For example, in 2013, our sales of weight management products were negatively impacted as a result of negative publicity surrounding, and FDA actions with respect to, products containing 1.3-dimethylpentylamine/dimethylamylamine/13-dimethylamylamine (“DMAA”) and aegeline and certain weight management products such as OxyElite Pro™. As a result of the above factors, our sales could decrease and our operating results could fluctuate significantly from quarter-to-quarter and year-to-year.

Our failure to appropriately respond to changing consumer preferences and demand for new products and services could significantly harm our customer relationships and sales.

Our business is subject to changing consumer trends and preferences. Our failure to accurately predict or react to these trends could negatively impact consumer opinion of us as a source for the latest products, which in turn could harm our customer relationships and cause us to lose market share. The success of our product offerings depends upon a number of factors, including our ability to:

•	anticipate customer needs;

•	innovate and develop new products;

•	successfully introduce new products in a timely manner;

•	price our products competitively with retail and online competitors;

•	deliver our products in sufficient volumes and in a timely manner; and

•	differentiate our product offerings from those of our competitors.

If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could have a material adverse effect on our sales and operating results.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, sales and operating income.

As a retailer and direct marketer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury or to include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. Most of our products are vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the U. S. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. While we attempt to manage these risks by obtaining indemnification agreements and insurance, our insurance policies may not be sufficient or available and/or third parties may not satisfy their commitments to us. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our financial performance.

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

We may experience product recalls, withdrawals or seizures which could reduce our sales and adversely affect our results of operations.

We may be subject to product recalls, withdrawals or seizures if any of the products we sell is believed to cause injury or illness or if we are alleged to have violated governmental regulations in the labeling, promotion, sale or distribution of those products. A significant recall, withdrawal or seizure of any of the products we sell may require significant management attention, would likely result in substantial and unexpected costs and may adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products may adversely affect consumer confidence in our brands and thus decrease consumer demand for our products. As is common in the VMS industry, we rely on our contract manufacturers and suppliers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our contract manufacturers and suppliers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of those products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations. For example, products manufactured by others that contain DMAA (1.3-dimethylpentylamine/dimethylamylamine/13-dimethylamylamine) had been among our top selling products. On April 27, 2012, the FDA announced that it had issued warning letters to ten manufacturers and distributors of dietary supplements containing DMAA for allegedly marketing products for which evidence of the safety of the product had not been submitted to FDA. The FDA also indicated that the warning letters advised the companies that the FDA is not aware of evidence or history of use to indicate that DMAA is safe. On April 16, 2013, USP Labs issued a press release indicating its voluntary decision to phase out products containing DMAA (including Oxy Elite Pro) and replace them with new advanced formulations. We discontinued selling any further inventory of products containing DMAA during fiscal 2013. In the fourth fiscal quarter of 2013, we were informed by USP Labs that due to a pending FDA investigation regarding several adverse events reported in Hawaii involving Oxy Elite Pro products, they were stopping domestic distribution of Oxy Elite Pro with the purple top and Oxy Elite Pro Super Thermo Powder. Shortly thereafter, we ceased distribution of all Oxy Elite products to our stores and took all Oxy Elite products off our shelves nationwide. Simultaneously with our decision, the FDA and the Center for Disease Control issued health alerts pertaining to Oxy Elite Pro products, as reformulated containing aegeline. For the fiscal year ended December 28, 2013, Oxy Elite products (both those containing DMAA and the reformulated versions) represented approximately one percent of our sales. If it is determined that products that we carry, including but not limited to other weight management products, contain ingredients that do not comply with applicable regulatory and legislative requirements, we could be required to recall or remove from the market all such products and we could become subject to lawsuits related to any alleged non-compliance, any of which recalls, removals or lawsuits could materially and adversely affect our business, financial condition and results of operations. As a result of the indeterminable level of product substitution and reformulated product sales, we cannot reliably determine the potential impact of any such recall or removal or of the removal of the Oxy Elite products on our business, financial condition or results of operations.

Regulatory agencies may impose additional laws or regulations or change current laws or regulations, and compliance with new or changed governmental regulations could increase our costs significantly and adversely affect our operating income.

From time to time, Congress, the FDA, the FTC or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable to us or impose more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect that additional governmental regulation, when and if it occurs, would have on our business in the future. Those developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any developments of this nature could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations.

In addition, on July 5, 2011, the FDA issued draft guidance governing the notification of new dietary ingredients (“NDIs”). We believe that the draft guidance, if implemented as proposed, would have a material impact on our operations. FDA enforcement of the NDI guidance as written, could require us to incur additional expenses, which could be significant, and negatively affect our business in several ways, including, but not limited to, the detention and refusal of admission of imported products, the injunction of manufacturing of any dietary ingredients or dietary supplements until the FDA determines that those ingredients or products are in compliance, and the potential imposition of penalties for non-compliance. Each of those events would increase our liability and could have a material adverse effect on our financial condition, results of operations and cash flow.

We rely on contract manufacturers to produce the Vitamin Shoppe, BodyTech, True Athlete, Mytrition and other proprietary branded products we sell. Disruptions in our contract manufacturers’ systems or losses of manufacturing certifications could adversely affect our sales and customer relationships.

Our contract manufacturers produce 100% of our Vitamin Shoppe, BodyTech, True Athlete, Mytrition and other proprietary branded products. Any significant disruption in those operations for any reason, such as regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, destruction of or damage to facilities, war or threats of terrorism could adversely affect our sales and customer relationships. While we do not believe it would be difficult to source our products from other contract manufacturers, a transition period would be required in order to source our proprietary branded products from other contract manufacturers.

Increase in the price and shortage of supply of key raw materials could adversely affect our business.

Our products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices our contract manufacturers and third-party manufacturers charge us for our Vitamin Shoppe, BodyTech, True Athlete, Mytrition and other proprietary branded products and third-party products. Raw material prices may increase in the future and we may not be able to pass on those increases to our customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In addition, if we no longer are able to obtain products from one or more of our suppliers on terms reasonable to us or at all, our revenues could be materially adversely affected. We purchased over 10% of our Vitamin Shoppe, BodyTech, True Athlete, Mytrition and our other proprietary branded products from Nature’s Value, Inc. Events such as terrorist attacks, civil unrest or war, or the perceived threat thereof, may also have a significant adverse effect on raw material prices and transportation costs for our products. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products, may have an adverse impact on our suppliers’ ability to provide us with the products we need to maintain our customer relationships and an adequate level of sales.

We currently rely primarily on a single warehouse and distribution facility to distribute most of the products we sell. Disruptions to this warehouse and distribution facility could adversely affect our business.

Our primary warehouse and distribution operations are currently concentrated in a single location adjacent to our corporate headquarters in New Jersey. Although we have added a west coast distribution logistics solution to our operations during 2010 to service certain of our west coast stores, acquired a distribution center in Seattle, Washington in the acquisition of Super Supplements in February 2013 and we began operations of a new distribution center in Ashland, Virginia in the third quarter of Fiscal 2013, any significant disruption to our primary distribution center operations for any reason, such as a flood, fire or hurricane, could adversely affect our product distributions and sales until we are able to secure an alternative distribution method.

Failure to successfully increase utilization of our new distribution center could have an adverse effect on our business.

If we fail to successfully increase utilization of our new distribution center in Ashland, Virginia, we could experience increased costs associated with diminished productivity and operating inefficiencies related to the flow of goods through our supply chain which could have an adverse affect on our financial results.

Our new store base, or any stores we open in the future, may not achieve sales and operating levels consistent with our mature store base on a timely basis or at all. In addition, our growth strategy includes the addition of a significant number of new stores each year. We may not be able to successfully implement this strategy on a timely basis or at all, and our business could be adversely affected if we are unable to successfully negotiate favorable lease terms.

We continue to pursue new store growth. Since the beginning of 2011, we have opened 154 new stores and acquired 31 stores, expanding our presence in our existing markets as well as entering new markets. Historically, our new stores have reached sales that are consistent with our mature stores over the course of approximately four to five years. Our new stores in Fiscal 2013 average approximately 3,000 square feet compared to the average of our total store portfolio of approximately 3,600 square feet, resulting in initial sales volume lower than historical trends. New stores opened since the beginning of 2011, or any new stores we open in the future, may not achieve sales and operating levels consistent with our mature store base in this time frame or at all. In addition, the acceleration of customer migration from retail stores to e-commerce may also reduce store potential. The failure of our new store base to achieve sales and operating levels consistent with our mature store base on a timely basis would have an adverse effect on our financial condition and operating results. As of December 28, 2013, we leased 659 stores along with our corporate headquarters, additional office space and distribution facilities. The store leases are generally for a term of ten years and we have options to extend most leases for a minimum of five years. Our business, financial condition, and operating results could be adversely affected if we are unable to continue to negotiate acceptable lease and renewal terms.

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

The U.S. nutritional supplements retail industry is a large and highly fragmented industry. In 2012, no single industry participant accounted for more than 6% of total domestic industry sales. We compete primarily against other specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations and mail order companies. This market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. As certain products become more mainstream, we experience increased competition for those products. For example, as the trend in favor of low carb products developed, we experienced increased competition for our low carb products from supermarkets, drug stores, mass merchants and other food companies. Increased competition from companies that distribute through retail, e-commerce or wholesale channels could have a material adverse effect on our financial condition and results of operations. Certain of our competitors may have significantly greater financial, technical and marketing resources than we do. In addition, our competitors may be more effective and efficient in introducing new products. We may not be able to compete effectively, and any of the factors listed above may cause price reductions, reduced margins and losses of our market share.

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

We may be unable or unwilling to strictly enforce our tradenames in each jurisdiction in which we do business. In addition, because of the differences in foreign trademark laws concerning proprietary rights, our trademarks may not receive the same degree of protection in foreign countries as they do in the U.S. Also, we may not always be able to successfully enforce our trademarks against competitors, or against challenges by others. Our failure to successfully protect our trademarks could diminish the value and efficacy of our past and future marketing efforts, and could cause customer confusion, which could, in turn, adversely affect our sales and profitability.

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

We rely extensively on information systems for point-of-sale processing in our stores, our e-commerce business, supply chain, financial reporting, human resources and various other processes and transactions. Our information systems, including those provided and maintained by third-party service providers, are subject to damage or interruption from power outages or other types of damage, including those due to computer and telecommunications failures, natural events including hurricanes, fires, floods, earthquakes, tornadoes, high winds and other severe weather, and from events caused by humans, including computer viruses, physical or electronic break-ins and acts of war or terrorism. Any of these events could cause system interruptions, delays and loss of critical data, and could prevent us from accepting and fulfilling customer orders and providing services, which could make our product offerings less attractive and subject us to liability. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage to compensate for any related losses. Any of these events could damage our reputation, be expensive to remedy and have a material adverse effect on our business or results of operations.

If we fail to protect the integrity and security of customer-related and other confidential information, we could be exposed to litigation, increased costs and reputational damage, and our business could be adversely affected.

The use of individually identifiable data by us, our customers, our Health Enthusiasts and others is regulated at the state, federal and international levels. Privacy and information security laws and regulations change from time to time, and increasing costs of compliance with those laws and regulations and related technology investments could materially adversely affect our business and results of operations.

Additionally, the success of our e-commerce operations depends upon the secure transmission of confidential information over public networks, including the use of cashless payments, and we use computers in substantially all other aspects of our business operations, including for point-of-sale processing in our stores. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. While we have taken significant steps to protect customers’ personal information, consumer preferences and credit card information, and other confidential information including our employees’ private information and financial and strategic data about the Company and our business partners, the intentional or negligent actions of Health Enthusiasts, our suppliers or others may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate confidential data. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or implement preventative measures, and our incident response efforts may not be entirely effective. Any preventative measures we implement may have the potential to negatively affect our relations with our customers or decrease activity on our websites by making them less user-friendly. If our data security is compromised, it could have a material adverse effect on our reputation, operating results and financial condition, materially increase the costs we incur to protect against those events in the future and subject us to additional legal risk and a competitive disadvantage. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop shopping at our stores or online. The loss of confidence from a data security breach involving Health Enthusiasts could hurt our, and their, reputation and as a result cause Health Enthusiast recruiting and retention challenges.

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

We may be unable to obtain debt financing on the terms we previously obtained, or at all.

Although the credit markets and financial institutions have improved since the worst of the recession, the U.S. and world economies remain fragile. The cost and availability of credit have improved but continue to be subject to adverse financial, political and economic developments. We cannot be certain that funding for our growth and other capital needs will be available if needed, and if available, to the extent required and on acceptable terms. Our revolving credit facility matures on October 11, 2018. If we cannot renew or refinance this facility upon its maturity or, more generally, obtain funding when needed, in each case on acceptable terms, we may be unable to continue our current rate of growth and store expansion, which may adversely affect our revenues and results of operations.

Recent healthcare legislation may adversely affect our results of operations.

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

We entered the Canadian market in 2012 and operate 2 stores in Canada and also distribute products to other countries. As our international operations expand, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. Our results may be increasingly affected by the risks of our international activities, including:

•	Fluctuations in currency exchange rates;

•	Changes in international staffing and employment issues;

•	Tariff and other trade barriers;

•	Greater difficulty in using and enforcing our intellectual property rights;

•	Failure to understand the local culture and market;

•	Inconsistent product regulation or sudden policy changes by foreign agencies or governments;

•	Compliance with U.S. laws applicable to international operations, including the Foreign Corrupt Practices Act and regulations promulgated by the Office of Foreign Asset Control;

•	Compliance with foreign laws, including tax laws and financial accounting standards; and

•	Political and economic instability and developments.

Natural disasters and unusually adverse weather conditions could cause permanent or temporary damage to our distribution centers or stores, impair our ability to purchase, receive or replenish inventory or cause customer traffic to decline, all of which could result in lost sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, earthquakes, tornadoes, high winds and other severe weather, could adversely affect our operations and financial performance. To the extent these events result in the closure of our distribution centers, our corporate headquarters, or a significant number of our stores, or to the extent they adversely affect one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to make deliveries to our stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from suppliers, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption to our information systems, as noted above. These events also could have indirect consequences, such as increases in the cost of insurance, if they were to result in significant loss of property or other insurable damage.

Our e-commerce business is subject to third-party dependencies. Changes in business practices or terms by such third parties could have an adverse effect on our financial results.

Our e-commerce business has several third-party relationships that contribute to our ability to generate revenue from a variety of online sources. These relationships may be dependent upon third-party tools, such as search engines, or established business terms negotiated by the Company. If the economics of these relationships or the use of the third-party tools used to drive revenue change materially, this could affect our decision to maintain these relationships, and could result in lost sales and otherwise adversely affect our financial performance.

If we do not successfully develop and maintain a relevant omni-channel experience for our customers, our business and results of operations could be adversely affected.

Omni-channel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using computers, tablets, mobile phones, and other devices to shop online. As part of our omni-channel strategy, we are making technology investments. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if our e-commerce businesses or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, lost sales, or data security breaches, any of which could adversely affect our business and results of operations.

We may not be able to realize the expected benefits from the implementation of our strategic initiatives.

Our strategic initiatives are focused on, among other things, developing a presence in new international markets through franchise, wholesale and retail distribution opportunities. In addition, we continue evaluating selective acquisitions that would allow us to expand our business. Our future operating results are dependent, in part, on our management’s success in implementing these, and other, strategic initiatives. Further, future acquisitions may not be available on attractive terms, or at all, and the success of any acquisition depends upon effective integration of acquired businesses and assets into our operations, which is subject to inherent risks and uncertainties, including realization of any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of our management’s attention for other business concerns, and undisclosed or potential legal liabilities of the acquired business or assets. Also, our short-term operating results could be unfavorably impacted by the opportunity and financial costs associated with the implementation of our strategic plans. See “Item 1—Business—Business Strategy” and our statement on Forward Looking Statements in this Annual Report on Form 10-K for further discussion.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 28, 2013, there were 659 Vitamin Shoppe, Super Supplements and Vitapath retail stores open in the United States, Puerto Rico and Canada. See “Item 1—Business—Store Counts and Locations” for additional information on the growth in our network of stores for Fiscal 2009 through 2013 and the location of our stores as of December 28, 2013. As of December 28, 2013, we leased the property for all of our 659 stores. We do not believe that any individual store property is material to our financial condition or results of operation, however, more highly populated geographic areas may have a higher concentration of store locations. Of the leases for our stores as of December 28, 2013, 40 expire in Fiscal 2014, 66 expire in Fiscal 2015, 58 expire in Fiscal 2016, 58 expire in Fiscal 2017, 95 expire in Fiscal 2018 and the balance expire in Fiscal 2019 or thereafter. We have options to extend most of these leases for a minimum of five years.

Our corporate offices, along with our primary warehouse and distribution center, are housed in one facility in North Bergen, New Jersey. The initial lease term for the facility, which commenced in 2002, is for 15 years, with one five-year renewal option. In addition to our primary facility, we entered into an agreement with a west coast third-party logistics facility during Fiscal 2010. The agreement was for a period of three years, with subsequent one-year renewal options, and supplies certain of our stores in the western U.S. and direct to consumer orders. In the third fiscal quarter of 2012, we entered into an agreement to lease a 312,000 square-foot warehousing and distribution facility in Ashland, Virginia. The initial lease term is fifteen years, which began in June 2013. In the fourth fiscal quarter of 2012, we entered into two agreements to lease a total of 56,000 square-feet of additional corporate office space in Secaucus, New Jersey, of which we have taken possession of approximately 21,000 square-feet in January 2013. The lease terms begin upon taking possession of the corresponding office space and the leases expire in November 2029. On February 14, 2013, as part of the acquisition of Super Supplements, we assumed the lease of a 60,000 square-foot distribution center in Seattle, Washington. The term of the lease expires in September 2017.

Item 3.	Legal Proceedings

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. As of December 28, 2013, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since October 28, 2009 our common stock has been traded on the New York Stock Exchange (“NYSE”) under the trading symbol “VSI”. At December 28, 2013, there were 30,525,234 common shares outstanding, and the closing sale price of our common stock was $51.44. Also as of that date, we had approximately 183 common shareholders of record. The table below sets forth the high and low sale prices of our common stock for the periods indicated:

Fiscal period	High	Low
2013 Quarter ended:
March	$65.93	$48.22
June	52.99	43.16
September	50.06	39.92
December	55.20	42.44

2012 Quarter ended:
March	$46.15	$39.43
June	55.35	42.67
September	61.83	52.41
December	61.89	53.15

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on the Company’s common stock with the Russell 2000 Index (RUT), S&P Retail Index (SPXRT) and the NYSE Composite Index (NYA) for the period covering the Company’s initial public offering on October 28, 2009 through December 28, 2013. The graph assumes an investment of $100 made at the closing of trading on October 28, 2009, in (i) The Company’s common stock, (ii) the stocks comprising the RUT, (iii) the stocks comprising the SPXRT and (iv) the stocks comprising the NYA. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on those securities during the applicable time period.

	10/28/2009	12/26/2009	12/25/2010	12/31/2011	12/29/2012	12/28/2013
Vitamin Shoppe, Inc.	100.00	126.58	191.46	226.98	326.47	296.02
Russell 2000 Index	100.00	111.13	139.25	131.66	150.92	206.77
S&P Retail Index	100.00	108.08	133.65	137.54	171.68	247.06
NYSE Composite Index	100.00	106.61	118.17	110.94	125.28	154.32

This graph and the accompanying table are not “soliciting material”, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data

We have derived the selected financial data presented below from our consolidated financial statements for the Fiscal Years ended December 28, 2013, December 29, 2012, December 31, 2011, December 25, 2010 and December 26, 2009. Financial results for all fiscal years presented are based on a 52-week period, with the exception of financial results for the Fiscal Year ended December 31, 2011 which are based on a 53-week period, unless otherwise stated. The selected financial data for the Fiscal Years ended December 28, 2013, December 29, 2012 and December 31, 2011 presented below, should be read in conjunction with such consolidated financial statements and notes included herein and in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

On November 2, 2009, we completed an initial public offering (“IPO”). Prior to and in connection with the IPO, VS Parent, Inc. (our former parent company) merged into VS Holdings, Inc., with VS Holdings, Inc. being renamed as Vitamin Shoppe, Inc. (the “Merger”). All common shares and warrants previously issued by VS Parent, Inc. were converted to common shares of Vitamin Shoppe, Inc., at approximately a 1.8611-for-one split, and all preferred shares issued by VS Parent, Inc. were converted on a one-to-one basis to preferred shares of Vitamin Shoppe, Inc.

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011	December 25, 2010	December 26, 2009
	(data presented in thousands, except for share, per share data, number of stores and average store square footage)
Statement of Operations Data:
Net sales	$1,087,469	$950,902	$856,586	$751,482	$674,495
Cost of goods sold	709,823	617,920	563,627	501,948	457,573

Gross profit	377,646	332,982	292,959	249,534	216,922
Selling, general and administrative expenses	267,354	233,610	216,125	189,872	173,144
Related party expenses	—	—	—	—	2,446

Income from operations	110,292	99,372	76,834	59,662	41,332
Loss on extinguishment of debt and other (1)	—	—	635	1,349	2,016
Interest expense, net	495	659	2,325	9,517	18,636

Income before provision for income taxes	109,797	98,713	73,874	48,796	20,680
Provision for income taxes	43,251	37,888	29,010	19,550	8,014

Net income	66,546	60,825	44,864	29,246	12,666
Preferred stock dividends in arrears (2)	—	—	—	—	7,692

Net income available to common stockholders	$66,546	$60,825	$44,864	$29,246	$4,974

Weighted average shares outstanding (2):
Basic	29,992,620	29,473,711	28,802,103	27,390,419	16,238,338
Diluted	30,541,057	30,110,237	29,556,024	28,338,788	17,748,371

Net income per share:
Basic	$2.22	$2.06	$1.56	$1.07	$0.31
Diluted	$2.18	$2.02	$1.52	$1.03	$0.28

Other Financial Data:
Depreciation and amortization of fixed and intangible assets	$28,026	$23,076	$20,300	$21,112	$21,095

Operating Data:
Number of stores at end of period	659	579	528	484	438
Total retail square feet at end of period	2,390	2,130	1,969	1,823	1,653
Average store square footage at end of period	3,627	3,679	3,730	3,766	3,774
Net sales per store (3)	$1,471	$1,468	$1,451	$1,380	$1,361
Comparable store sales growth (4)	3.5%	8.2%	7.4%	7.1%	5.2%
E-commerce sales growth (5)	19.4%	16.4%	11.3%	11.5%	5.4%

Balance Sheet Data:
Working capital	$172,341	$153,453	$69,343	$75,959	$50,416
Total assets	682,064	586,285	487,830	482,976	466,731
Total debt, including capital lease obligations	347	168	956	75,794	123,946
Stockholders’ equity	528,340	447,418	355,803	297,696	234,351

(1)	For Fiscal 2011, loss on extinguishment of debt includes $0.6 million for the write-off of unamortized deferred financing fees related to the repurchase of the remaining portion of our floating rate notes in February 2011 and $0.1 million for the write-off of unamortized deferred financing fees related to the early termination of our term loan in October 2011. For Fiscal 2010, loss on extinguishment of debt includes the write-off of deferred financing fees and a portion of the unrecognized loss on our terminated interest rate swap of $0.9 million and $0.4 million, respectively, related to the repurchase of a portion of our floating rate notes during Fiscal 2010. For Fiscal 2009, loss on extinguishment of debt includes $0.4 million for the premium on the repurchase of a portion of floating rate notes, along with the write-off of the related portions of deferred financing fees and a portion of the unrecognized loss of our terminated interest rate swap of $0.7 million and $0.6 million, respectively, as well as a $0.3 million write-off of deferred financing fees related to the repayment of our former revolving credit facility which was terminated in September 2009.

(2)	Preferred dividends in arrears are restated for periods prior to December 27, 2009 as a result of the Merger as described above. In addition, shares presented prior to December 27, 2009 take into effect the approximately 1.8611-for-one split which resulted from the Merger.
(3)	Net sales per store are calculated by dividing retail net sales by the number of stores open at the end of the period.
(4)	A new retail store is included in comparable store sales after 410 days of operation, and acquired retail stores from the Super Supplements acquisition are included in comparable store sales after 365 days. For Fiscal 2011, comparable store sales growth is based on a 52-week period.
(5)	E-commerce sales growth is based on a 52-week period. Fiscal 2013 sales growth includes sales of the acquired Super Supplements e-commerce business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K. The discussion in this section contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “expect”, “intend”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “outlook”, “trends”, “future benefits”, “strategies”, “goals” and similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, capital resources, liquidity, capital expenditures, new stores, retail inflation, additional financings or borrowings and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in Item 1A – “Risk Factors”.

References to “Fiscal” or “Fiscal Year” mean the fifty-two weeks ended December 28, 2013 and December 29, 2012 for Fiscal Year 2013 and Fiscal Year 2012, respectively, and the fifty-three weeks ended December 31, 2011 for Fiscal Year 2011.

Overview

We are a leading multi-channel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market over 900 different nationally recognized brands as well as our proprietary brands, which include Vitamin Shoppe, BodyTech, True Athlete and Mytrition. We believe we offer one of the greatest varieties of products among VMS retailers with approximately 8,000 SKUs offered in our typical store and approximately 18,000 additional SKUs available through our e-commerce and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, a specialty retailer of vitamins, minerals, specialty supplements and sports nutrition, including 31 retail locations in Washington, Oregon and Idaho, a distribution center in Seattle, Washington and an e-commerce business. The total purchase price was approximately $50.5 million in cash and the assumption of certain liabilities. For additional information, refer to Note 3, “Acquisition”, to our consolidated financial statements included in this Annual Report on Form 10-K. We incurred approximately $2.6 million during Fiscal 2013 for integration costs related to the acquisition of Super Supplements. We do not anticipate incurring additional costs related to the integration of Super Supplements, however, we continue to evaluate further integration initiatives.

During Fiscal 2013 we undertook several initiatives that we believe will position the Company for future success. These initiatives included the acquisition and integration of Super Supplements, the opening of our new distribution center in Ashland, Virginia, the continued expansion of our retail chain by opening 52 stores, various enhancements to our website and mobile site, the initiation of our international franchise operations to include a store in Panama and the development of new product lines.

As we look to Fiscal 2014, we are focused on continuing to leverage these initiatives and are also developing order management systems to support omni-channel initiatives, strengthening our loyalty program and enhancing store training programs.

Trends and Other Factors Affecting Our Business

Our performance is affected by industry trends including demographic, health and lifestyle preferences. Changes in these trends and other factors, which we may not foresee, may also affect our business. For example, our industry is subject to potential regulatory actions and other legal matters that could affect the viability of a given product. Variable consumer trends, such as those described in the following paragraph, as well as the overall impact on consumer spending, which may be affected heavily by current economic conditions, can dramatically affect purchasing patterns. Our business allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives. We will continue to diversify our product lines to offer items less susceptible to the effects of economic conditions. Additionally, our performance is affected by competitive trends such as changes in promotional strategies or expansion of product assortment by various competitors. While we achieved overall sales growth in Fiscal 2013 compared to Fiscal 2012, we have experienced a reduction in retail price inflation and a lower growth rate in the weight management product category, resulting in sales growth lower than historical trends. In prior fiscal years, we generally experienced an increase in retail price inflation of approximately 1% to 2%. During Fiscal 2013, retail price inflation was essentially flat. In Fiscal 2014, we anticipate increasing retail inflation more consistent with prior years.

Our performance is also affected by trends in product mix and channel penetration. While our sports nutrition category continues to be among our fastest growing categories, product margins within the sports nutrition category are historically lower than other product categories. In addition, our e-commerce sales growth rate is expected to be higher than the sales growth rate for our retail stores. As our e-commerce business has historically operated at a lower gross margin than our retail stores, the increased penetration of the e-commerce channel may adversely affect our results of operations.

Sales of weight management products are generally more sensitive to consumer trends, such as increased demand for products recommended by media personalities, resulting in higher volatility than our other products. Our sales of weight management products have been significantly influenced by the rapid increase and subsequent decline of products such as those containing ephedra, DMAA (1.3 dimethylpentylamine/dimethylamylamine/13-dimethylamylamine), low carb products, and certain thermogenic products. Accordingly, we launch new weight management products on an ongoing basis in response to prevailing market conditions and consumer demands. Fiscal

2013 weight management sales growth was positive, however, in comparison to the previous year, Fiscal 2012 weight management sales growth was significantly higher. This change in trend negatively impacted the overall sales growth rate for Fiscal 2013. We expect continued volatility in the demand for weight management products.

In addition to the weight management product lines, we intend to continue our focus in meeting the demands of an increasingly aging population, the effects of increasing costs of traditional healthcare and a rapidly growing fitness conscious public.

We believe that the aging of the U.S. population provides us with an area of opportunity. The U.S. Census Bureau reports that the number of individuals in the 45 and over age group is expected to increase to 139 million people in 2020 from 123 million people in 2012, representing approximately 1.6 times the overall population growth rate. Moreover, it is estimated that by 2030 the 65 or older group will comprise 20% of the population. We tend to see that as people age they take on a more active role in maintaining or improving their health. As the portion of population over age 45 increases, we believe that we will have an increasing opportunity to drive sales.

We believe that as the costs of healthcare continue to increase, lower-cost alternatives to prescription drugs and preventative supplementation will continue to be an option for the American consumer. According to the Center for Medicare and Medicaid Services, medical spending as a percentage of GDP was 17.9% in 2011, and is projected to reach 20.0% of GDP by 2022. As an increasing number of the population seeks to avoid costly medical issues and focuses on prevention through diet, supplementation and exercise, we expect the demand in this market segment to provide us with continued opportunities.

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2011, we have opened 154 stores, acquired 31 stores and as of December 28, 2013 operate 659 stores located in 44 states, the District of Columbia, Puerto Rico and Ontario, Canada.

New stores typically require approximately four to five years to mature generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin. In addition, we have reduced the average store size since Fiscal 2010, as we have improved our inventory replenishment systems. Our new stores in Fiscal 2013 are approximately 3,000 square feet compared to our mature stores which are approximately 3,600 square feet. Additionally, stores opened in new markets have lower brand awareness compared to stores in existing markets, and as a result initially experience a lower sales volume than stores opened in existing markets. As a result of these trends, our recently opened stores have produced lower than historical total sales trends, but higher sales per square foot. As these stores mature, we expect them to contribute meaningfully to our operating results.

With the opening of our distribution center in Fiscal 2013, the Company plans to increase volume and productivity of this facility through Fiscal 2014 and as a result expects higher supply chain costs as a percentage of sales in early Fiscal 2014. The Company expects supply chain costs as a percentage of sales to decline in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important portrayal of our financial condition and results of operations, and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, our most critical accounting policies, discussed below, pertain to revenue recognition, inventories, vendor allowances, impairment of long-lived assets, goodwill and other intangible assets, deferred sales for our Healthy Awards Program, and income taxes. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based on judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.

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

Inventories.  Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method. As applied to inventories, cost means in principle the sum of the applicable expenditures and charges directly or indirectly incurred in bringing the product to its existing condition and location. Finished goods inventory includes costs on freight on internally transferred merchandise, rent for the distribution centers and costs associated with our buying department and distribution facilities, including payroll which are capitalized into inventory and then expensed as merchandise is sold. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from certain of our vendors. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We regularly review our inventory, including when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. In addition, we have established a reserve for estimated inventory shrinkage between physical inventories. Physical inventories and cycle counts are taken on a regular basis, and inventory is adjusted accordingly. For each reporting period, we estimate inventory shrinkage based on a historical trend analysis. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. These estimates require us to make assessments about the future demand for our products in order to identify such inventory items as slow moving, expiring, obsolete or in excess of need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends and competition. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation and rapid changes in demand for new and improved products or services. Obsolescence reserves were $2.6 million and $1.8 million at December 28, 2013 and December 29, 2012, respectively.

Vendor Allowances.  Vendor allowances include discounts, allowances and rebates received from vendors and are based on various contract terms. Vendor allowances are recognized as either purchase discounts which represent a reduction of product cost, funding which is capitalized into inventory and recognized in the statement of income as the merchandise is sold, or direct offset which represents funding subject to immediate recognition in the statement of income, depending on the nature of the allowance.

Long-Lived Assets.  We evaluate long-lived assets, including fixed assets and intangible assets with finite useful lives, periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of our estimated undiscounted future cash flows is less than the asset’s carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future sales and expense growth rates, devaluation and inflation. As such, these estimates may differ from actual cash flows. The Company recognized impairment charges of $0.7 million during Fiscal 2012 on fixed assets related to three of its underperforming retail locations still in use in the Company’s operations. The Company recognized impairment charges of $0.9 million during Fiscal 2011 on fixed assets related to three of its underperforming retail locations still in use in the Company’s operations. Impairment charges are included in selling, general and administrative expenses in the consolidated statements of income.

Goodwill and Other Intangible Assets.  On an annual basis, or whenever impairment indicators exist, we perform an evaluation of goodwill and indefinite-lived intangible assets. In the absence of any impairment indicators, goodwill and other indefinite-lived intangible assets are tested in the fourth quarter of each fiscal year. With regards to goodwill, our evaluations are based on our two reporting units. The evaluations of goodwill and indefinite-lived intangible assets may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value. A quantitative evaluation is performed if the qualitative evaluation results in a more likely than not determination or if a qualitative evaluation is not performed. Our quantitative evaluation for goodwill utilizes the discounted cash flow method, based on operating projections, as well as the market multiples method. For indefinite-lived tradenames, we utilize the royalty relief method in our quantitative evaluations. For those intangible assets which have definite lives, we amortize their cost on a straight-line basis over their estimated useful lives, the periods of which vary based on their particular contractual terms.

Our annual impairment review requires extensive use of accounting judgment and financial estimates. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause us to conclude that impairment indicators exist, and therefore that goodwill and other intangible assets may be impaired. The valuation of goodwill and indefinite-lived intangible assets is affected by, among other things, our business plan for the future and estimated results of future operations. Changes in the business plan, operating results, or application of alternative assumptions that are different than the estimates used to develop the valuation of the assets may materially impact their valuation.

In Fiscal 2013 the Company performed a qualitative analysis and determined that it is more likely than not that the fair values of each of the Company’s reporting units and indefinite-lived tradename is greater than their respective carrying values. As a result, the Company believes the fair values of each of the Company’s reporting units and indefinite-lived tradename substantially exceeds their respective carrying values.

Deferred Sales.  Deferred sales primarily consists of the liability pertaining to our frequent buyer program. Our frequent buyer program allows customers to earn points toward free merchandise based on the volume of purchases. Points are earned each year under our frequent buyer program and are redeemable within the first three months of the following year or they expire. We defer sales as points are earned, based on historical redemption data as well as marketing data within the current period, and record a liability for points earned based on the value of points that are expected to be redeemed. Net increases to deferred sales were $0.8 million, $2.1 million and $2.9 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. The balance for the deferred sales liability was $21.7 million and $20.9 million at December 28, 2013 and December 29, 2012, respectively.

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

We account for our tax positions based on the provisions of the accounting literature related to accounting for uncertainty in income tax positions. That literature provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For tax positions that are not more likely than not sustainable upon audit, we recognize the largest amount of the benefit that is more likely than not to be sustained. We make estimates of the potential liability based on our assessment of all potential tax exposures. In addition, we use factors such as applicable tax laws and regulations, current information and past experience with similar issues to make these adjustments. The tax positions are analyzed regularly and adjustments are made as events occur that warrant adjustments for those positions. We record interest expense and penalties payable to relevant tax authorities as income tax expense. See Note 8. Income Taxes to our consolidated financial statements for more information.

General Definitions for Operating Results

Net Sales consist of sales, net of sales returns, deferred sales and a provision for estimated future returns, from comparable retail stores and non comparable stores, sales made directly to our e-commerce and catalog customers, as well as wholesale. Comparable retail store sales includes sales generated by retail stores after 410 days of operation, and excludes e-commerce and catalog sales, which are included in our direct segment. Acquired retail stores from the Super Supplements acquisition are included in comparable store sales after 365 days.

Cost of goods sold, includes the cost of inventory sold, costs of warehousing and distribution and store occupancy costs and excludes depreciation and amortization that is included within selling, general and administrative expenses. Warehousing and distribution costs include freight to transfer merchandise, rent for the distribution centers and costs associated with our buying department and distribution facilities, including payroll, which are capitalized into inventory and then expensed as merchandise is sold. Store occupancy costs include rent, common area maintenance, real estate taxes and utilities.

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

Interest expense, net includes interest on our revolving credit facility, interest on our term loan, interest on our second priority senior secured floating rate notes (the “Notes”), letters of credit fees, interest on our capital leases, as well as amortization of financing costs, offset with interest income earned from highly liquid investments (investments purchased with an original maturity of three months or less).

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Net sales	$1,087,469	$950,902	$856,586
Increase in comparable store net sales (a)	3.5%	8.2%	7.4%
Gross profit as a percent of net sales	34.7%	35.0%	34.2%
Income from operations	$110,292	$99,372	$76,834

(a)	For Fiscal 2011, comparable store net sales growth is based on a 52-week period.

The following table shows the growth in our network of stores for Fiscal 2013, 2012 and 2011:

	Fiscal Year
	2013	2012	2011
Stores open at beginning of year	579	528	484
Stores opened	52	54	48
Stores acquired	31	—	—
Stores closed	(3)	(3)	(4)

Stores open at end of year	659	579	528

Results of Operations

The information presented below is for the Fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011 and was derived from our audited consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the Fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011 as a percentage of net sales:

	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.3%	65.0%	65.8%

Gross profit	34.7%	35.0%	34.2%
Selling, general and administrative expenses	24.6%	24.6%	25.2%

Income from operations	10.1%	10.5%	9.0%
Loss on extinguishment of debt	0.0%	0.0%	0.1%
Interest expense, net	0.0%	0.1%	0.3%

Income before provision for income taxes	10.1%	10.4%	8.6%
Provision for income taxes	4.0%	4.0%	3.4%

Net income	6.1%	6.4%	5.2%

Figures may not sum due to rounding.

The results of operations presented for the years ended December 28, 2013 and December 29, 2012 are each based on a 52-week period (“Fiscal 2013” and “Fiscal 2012”). The results of operations presented for the year ended December 31, 2011 are based on a 53-week period (“Fiscal 2011”).

Comparison of Fiscal 2013 with Fiscal 2012

Net Sales

Net sales increased $136.6 million, or 14.4%, to $1,087.5 million for Fiscal 2013 compared to $950.9 million for Fiscal 2012. The increase was primarily the result of an increase in our comparable store sales, non-comparable store sales (including acquired stores), as well as an increase in our direct sales. Excluding the impact of sales from Super Supplements of $66.1 million, sales increased primarily in the sports nutrition category, which increased $41.2 million. The sports nutrition category continues to be among our fastest growing categories.

Retail

Net sales from our retail stores increased $119.8 million, or 14.1%, to $969.6 million for Fiscal 2013 compared to $849.8 million for Fiscal 2012. We operated 659 stores as of December 28, 2013 compared to 579 stores as of December 29, 2012. Store sales increased due to an increase in comparable store sales of $29.0 million, or 3.5% and an increase in non-comparable store sales of $90.8 million, which includes $61.4 million from Super Supplements stores. The increase in comparable store sales was primarily driven by increased traffic. Mature stores, which generally have been open for at least five years, had slightly positive comparable store sales for Fiscal 2013.

Direct

Net sales to our direct customers increased $16.7 million, or 16.5%, to $117.9 million for Fiscal 2013 compared to $101.1 million for Fiscal 2012. The increase in our direct sales was due to an increase in our e-commerce sales of 19.4% which was offset in part by a decrease in our catalog sales. The increase in e-commerce sales was largely due to continued efficiency in customer acquisition and retention marketing programs. The addition of supersup.com resulted in 5.0% of growth in e-commerce sales. We continue to reduce our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in light of the growth in online shopping.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $91.9 million, or 14.9%, to $709.8 million for Fiscal 2013 compared to $617.9 million for Fiscal 2012. The dollar increase was primarily due to an increase in sales, as well as an increase resulting from the addition of Super Supplements for the year ended December 28, 2013, as compared to the year ended December 29, 2012. Cost of goods sold as a percentage of net sales increased to 65.3% for the year ended December 28, 2013, compared to 65.0% for the year ended December 29, 2012. The increase of cost of goods sold as a percentage of net sales was primarily due to changes in product mix and channel penetration as well as supply chain costs related to the new distribution center.

Gross Profit

As a result of the foregoing, gross profit increased $44.7 million, or 13.4%, to $377.6 million for Fiscal 2013 compared to $333.0 million for Fiscal 2012. Gross profit as a percentage of sales decreased to 34.7% for Fiscal 2013 compared to 35.0% for Fiscal 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $33.7 million, or 14.4%, to $267.4 million during Fiscal 2013, compared to $233.6 million during Fiscal 2012. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales remained constant at 24.6% for Fiscal 2013 and Fiscal 2012.

Operating payroll and related benefits increased $15.9 million, or 17.4%, to $107.7 million for Fiscal 2013 compared to $91.8 million for Fiscal 2012. The dollar increase in operating payroll and related benefits was primarily due to the increase in head count added to operate new stores and acquired Super Supplements stores. Operating payroll and related benefits expenses as a percentage of net sales increased to 9.9% for Fiscal 2013 compared to 9.7% for Fiscal 2012. The increase in operating payroll and related benefits as a percentage of net sales is primarily the result of an increase to payroll related benefits costs and the inclusion of Super Supplements operating payroll and related benefits, as Super Supplements stores operate at a rate higher than Vitamin Shoppe stores.

Advertising and promotion expenses increased $1.8 million, or 12.5%, to $16.5 million for Fiscal 2013 compared to $14.7 million for Fiscal 2012. Advertising and promotion expenses as a percentage of net sales remained constant at 1.5% for Fiscal 2013 and Fiscal 2012.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $16.0 million, or 12.6%, to $143.1 million in Fiscal 2013 compared to $127.1 million for Fiscal 2012. The dollar increase in other selling, general and administrative expenses was primarily due to an increase in depreciation and amortization expense of $5.0 million, the corporate costs of Super Supplements of $4.6 million and costs related to the acquisition and integration of Super Supplements of $4.3 million partially offset by proceeds from insurance recoveries of $1.1 million in Fiscal 2013 as compared to Fiscal 2012. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.2% for Fiscal 2013 compared to 13.4% for Fiscal 2012.

Income from Operations

As a result of the foregoing, income from operations increased $10.9 million, or 11.0%, to $110.3 million for Fiscal 2013 compared to $99.4 million for Fiscal 2012. Income from operations as a percentage of net sales decreased to 10.1% during Fiscal 2013 as compared to 10.5% during Fiscal 2012.

Retail

Income from operations for the retail segment increased $19.1 million, or 11.0%, to $192.4 million for Fiscal 2013 compared to $173.3 million for Fiscal 2012. Income from operations as a percentage of net sales for the retail segment decreased to 19.8% for Fiscal 2013 compared to 20.4% for Fiscal 2012. The decrease as a percentage of net sales was primarily due to an increase to payroll related benefits costs and the inclusion of Super Supplements, which operates at a lower margin as a percentage of net sales.

Direct

Income from operations for the direct segment increased $2.3 million, or 12.0%, to $21.9 million for Fiscal 2013 compared to $19.6 million for Fiscal 2012. Income from operations as a percentage of net sales for the direct segment decreased to 18.6% for Fiscal 2013 compared to 19.4% for Fiscal 2012. The decrease was primarily due to the inclusion of the Super Supplements e-commerce business, which operates at a lower margin than our other e-commerce sites and the impact of increased promotional investments.

Corporate Costs

Corporate costs increased $10.6 million, or 11.3%, to $104.1 million during Fiscal 2013 compared to $93.5 million for Fiscal 2012. Corporate costs as a percentage of net sales decreased to 9.6% for Fiscal 2013 compared to 9.8% for Fiscal 2012. The dollar increase in corporate costs was primarily due to an increase in depreciation and amortization expense of $5.0 million, the corporate costs of Super Supplements of $4.6 million and costs related to the acquisition and integration of Super Supplements of $4.3 million partially offset by proceeds from insurance recoveries of $1.1 million in Fiscal 2013 as compared to Fiscal 2012.

Provision for Income Taxes

We recognized $43.3 million of income tax expense during Fiscal 2013 compared to $37.9 million in Fiscal 2012. The effective tax rate for Fiscal 2013 was 39.4%, compared to 38.4% for Fiscal 2012. The effective tax rates for both Fiscal 2013 and Fiscal 2012 reflect benefits primarily due to the reversal of charges previously recorded relating to uncertain tax positions due to the expiration of the applicable statutes of limitations. Additionally, for Fiscal 2013 a benefit was recognized due to the reversal of previously recorded charges relating to uncertain tax positions for accrued bonus and deferred compensation due to a change in accounting method. The benefit to the provision for income taxes for Fiscal 2013 was $0.5 million. The benefit to the provision for income taxes for Fiscal 2012 of $2.0 million was partially offset by a charge in connection with an audit of prior year tax returns of approximately $0.6 million. The increase in the effective tax rate reflects the decrease in the benefit for Fiscal 2013 as compared to Fiscal 2012.

Net Income

As a result of the foregoing, we generated net income of $66.5 million in Fiscal 2013 compared to net income of $60.8 million in Fiscal 2012.

Comparison of Fiscal 2012 with Fiscal 2011

Net Sales

Net sales increased $94.3 million, or 11.0%, to $950.9 million for Fiscal 2012 compared to $856.6 million for Fiscal 2011. The increase was primarily the result of an increase in our comparable store sales, new sales from our non-comparable stores and an increase in our direct sales partially offset by a $3.0 million reduction in net sales as a result of Super Storm Sandy in the fourth quarter of Fiscal 2012 and net sales of $15.6 million for the 53rd week in Fiscal 2011. Based on a 52-week period, sales increased primarily in the categories of sports nutrition and specialty supplements, which increased $60.5 million and $26.3 million, respectively.

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

Direct

Net sales to our direct customers increased $10.5 million, or 11.6%, to $101.1 million for Fiscal 2012 compared to $90.7 million for Fiscal 2011. Based on a 52-week period, the increase in our direct sales was due to an increase in our e-commerce sales of 16.4% which was offset in part by a decrease in our catalog sales. The increase in e-commerce sales was largely due to increased efficiency in customer acquisition and retention marketing programs. We continue to reduce our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in light of the growth in online shopping. In addition, as we continue to open more stores in new markets, some catalog customers choose to shop at our retail locations.

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

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $7.8 million, or 6.5%, to $127.1 million in Fiscal 2012 compared to $119.3 million for Fiscal 2011. The dollar increase in other selling, general and administrative expenses was primarily due to increases in corporate payroll and stock compensation expense of $6.3 million, depreciation and amortization expense of $2.8 million, costs of $1.3 million relating to the acquisition of Super Supplements and start up costs for Vitapath Canada Limited of $0.8 million in Fiscal 2012 as compared to Fiscal 2011, partially offset by a $3.7 million charge for non-income based tax exposures during Fiscal 2011. Other selling, general and administrative expenses as a percentage of net sales decreased to 13.4% for Fiscal 2012 compared to 13.9% for Fiscal 2011. The decrease as a percentage of sales was largely the result of the charge for non-income based taxes, which was approximately 0.4% as a percentage of net sales in Fiscal 2011.

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

Direct

Income from operations for the direct segment increased $2.9 million, or 17.3%, to $19.6 million for Fiscal 2012 compared to $16.7 million for Fiscal 2011. Income from operations as a percentage of net sales for the direct segment increased to 19.4% for Fiscal 2012 compared to 18.4% for Fiscal 2011. This increase was primarily due to a decrease in general administrative expenses as a percentage of net sales, which was largely the result of experiencing overall economies of scale with regards to these expenses relative to the increase in sales for Fiscal 2012 as compared to Fiscal 2011.

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

Key Indicators of Liquidity and Capital Resources

The following table provides key indicators of our liquidity and capital resources (in thousands):

	December 28, 2013	December 29, 2012
Balance Sheet Data:
Cash and cash equivalents	$74,036	$81,168
Working capital	172,341	153,453
Total assets	682,064	586,285
Total debt, including capital lease obligations	347	168

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Other Information:
Depreciation and amortization (1)	$28,026	$23,076	$20,300

Cash Flows Provided By (Used In):
Operating activities	$81,122	$78,350	$77,133
Investing activities	(93,650)	(31,174)	(25,046)
Financing activities	5,463	23,237	(67,301)
Effect of exchange rate changes on cash and cash equivalents	(67)	1	—

Net increase (decrease) in cash and cash equivalents	$(7,132)	$70,414	$(15,214)

(1)	Excludes amortization of deferred financing fees.

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

In addition to the $50.5 million for the acquisition of Super Supplements during Fiscal 2013 we have invested $42.8 million in capital expenditures, most of which pertains to new stores and costs of our new distribution center which began operations in the third quarter of Fiscal 2013. During Fiscal 2014 we plan to spend approximately $35 million to $40 million in capital expenditures, most of which will pertain to new stores we anticipate opening throughout the year. We opened 52 new stores and closed 3 stores during Fiscal 2013. We plan to open approximately 60 new stores in Fiscal 2014. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $155,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.

We were in compliance with all debt covenants as of December 28, 2013. We expect to be in compliance with these same debt covenants during Fiscal 2014 as well.

During September 2012, Standard & Poor’s Ratings Services raised its corporate credit rating on the Company to ‘BB’ from ‘BB-’.

Cash Provided by Operating Activities

Net cash provided by operating activities was $81.1 million and $78.4 million during Fiscal 2013 and Fiscal 2012, respectively. The $2.8 million increase in net cash flows from operating activities is primarily due to the increase in our net income and the increase in accounts payable related to the growth of the Company, partially offset by an increase in prepaid income taxes in Fiscal 2013 as compared to Fiscal 2012.

Net cash provided by operating activities was $78.4 million and $77.1 million during Fiscal 2012 and Fiscal 2011, respectively. The $1.2 million increase in net cash flows from operating activities is primarily due to the increase in our net income, substantially offset by the increase in inventory purchases and the decrease in accrued expenses in Fiscal 2012 as compared to Fiscal 2011.

Cash Used in Investing Activities

Net cash used in investing activities was $93.7 million during Fiscal 2013 as compared to $31.2 million during Fiscal 2012. The $62.5 million increase in cash used in investing activities is primarily due to the acquisition of Super Supplements for $50.5 million. Capital expenditures during Fiscal 2013 and Fiscal 2012 were used primarily for the build-out of new stores, improvements to existing stores, computer equipment related to those stores, as well as costs for the new distribution center. The Company opened 52 new stores in Fiscal 2013 as compared to 54 new stores in Fiscal 2012.

Net cash used in investing activities was $31.2 million during Fiscal 2012 as compared to $25.0 million during Fiscal 2011. Capital expenditures during Fiscal 2012 and Fiscal 2011 were used primarily for the build-out of new stores and improvements to existing stores, as well as computer equipment related to those stores. The Company opened 54 new stores in Fiscal 2012 as compared to 48 new stores in Fiscal 2011. In Fiscal 2012, net cash used in investing activities also includes $5.4 million of capital expenditures for the new distribution center which the Company opened in Fiscal 2013.

Cash Provided by Financing Activities

Net cash provided by financing activities was $5.5 million in Fiscal 2013 as compared to $23.2 million in Fiscal 2012. The $17.8 million decrease in cash provided by financing activities was primarily due to the reduction in proceeds from exercises of common stock options and a decrease in tax benefits on exercises of stock options in Fiscal 2013 as compared to Fiscal 2012.

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

Revolving Credit Facility

The terms of our Revolving Credit Facility, as amended on October 11, 2013, extend through October 11, 2018, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 7, “Credit Arrangements”, to our consolidated financial statements included in this Annual Report on Form 10-K. There have been no borrowings under the Revolving Credit Facility during Fiscal 2013. The unused available line of credit under the Revolving Credit Facility at December 28, 2013 was $89.1 million.

Contractual Obligations and Commercial Commitments

As of December 28, 2013, our lease commitments and contractual obligations were as follows (in thousands):

Fiscal year ending	Total	Operating Leases (1)	Capital Lease Obligations
2014	$101,784	$101,604	$180
2015	95,042	94,942	100
2016	88,863	88,763	100
2017	78,632	78,607	25
2018	64,845	64,845	—
Thereafter	204,646	204,646	—

	$633,812	$633,407	$405

(1)	Store operating leases included in the above table do not include contingent rent based upon sales volume. Operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 16.1% of our minimum lease obligations for Fiscal 2013. In addition, not included are variable activity based fees associated with our west coast logistics facility, which were approximately $2.3 million during Fiscal 2013.

We are not party to any long-term purchase commitments. Our typical merchandise purchase orders are generally performed upon within a four week period. However, as of December 28, 2013, we have an obligation, excluded from the above commitments, of approximately $12.1 million to purchase an agreed upon supply of proprietary branded merchandise which has been produced by, and resides with, the applicable vendors.

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

Effects of Inflation

We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During Fiscal 2013, retail price inflation was at a rate below historical trends. During Fiscal 2014, we anticipate retail inflation to occur at a rate more consistent with past trends. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.

Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s market risks relate primarily to changes in interest rates if there were outstanding indebtedness, however, the Company had no outstanding debt as of December 28, 2013. Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows.

Our Revolving Credit Facility carries a floating interest rate and, therefore, our statements of income and our cash flows are exposed to changes in interest rates. As of December 28, 2013, there were no borrowings outstanding on our Revolving Credit Facility.

Foreign Currency Risk

The Company is minimally exposed to foreign currency exchange risk. We lease and operate two stores in Canada. Sales made from the Canadian stores are made in exchange for Canadian dollars. The Company does not currently hedge against the risk of exchange rate fluctuations. At December 28, 2013, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would not have materially affected our consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

The response to this item is incorporated herein by reference to the financial statements and supplementary financial data in Item 15 “Exhibits and Financial Statement Schedules” appearing at the end of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 28, 2013, pursuant to Exchange Act Rule 13a-15 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2013.

See Item 15 “Exhibits and Financial Statement Schedules” appearing at the end of this Annual Report on Form 10-K for Management’s Report on Internal Control Over Financial Reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are not including an assessment of changes in internal controls over financial reporting of Super Supplements, a business with annual revenues of approximately $75 million.

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements. Prior to the acquisition, Super Supplements was a privately-held company. The Company has completed the process of systems integration and is currently in the process of evaluating Super Supplements’ internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2014, which is incorporated herein by reference under the captions “Proposal One – Election of Directors”, “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2014, which is incorporated herein by reference under the captions, “Director Compensation”, “Compensation Discussion and Analysis” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2014, which is incorporated herein by reference under the captions “Security Ownership” and “Equity Compensation Plan Information”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2014, which is incorporated herein by reference under the captions “Corporate Governance – Director Independence”, “Corporate Governance – Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Party Transactions, and Director Independence”.

Item 14.	Principal Accounting Fees and Services

Information with respect to this Item is included in the Company’s Proxy Statement to be filed in April 2014, which is incorporated herein by reference under the caption “Principal Accountant Fees and Services”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	The following consolidated financial statements listed below are filed as a separate section of this annual report on Form 10-K:

Management’s Reports and Reports of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012.

Consolidated Statements of Income for the Fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011.

Consolidated Statements of Comprehensive Income for the Fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011.

Consolidated Statements of Stockholders’ Equity for the Fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011.

Consolidated Statements of Cash Flows for the Fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011.

Notes to Consolidated Financial Statements for the Fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011.

2.	Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between VS Holdings, Inc. and VS Parent, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Vitamin Shoppe, Inc. (2)

3.2	Second Amended and Restated Bylaws of Vitamin Shoppe, Inc. (2)

3.3	Third Amended and Restated Bylaws of Vitamin Shoppe Inc. (3)

4.1	Specimen certificate for shares of common stock, $0.01 par value, of Vitamin Shoppe, Inc. (4)

10.1	Amended and Restated Loan and Security Agreement, dated January 20, 2011, by and among Vitamin Shoppe Industries Inc. and VS Direct Inc. as borrowers, Vitamin Shoppe, Inc. as Guarantor, the Lenders and Issuing Bank from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (5)

10.2	First Amendment to Amended and Restated Loan and Security Agreement, dated as of January 10, 2013, by and among Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe Mariner, Inc., as Borrowers, Vitamin Shoppe, Inc., as Guarantor, and JPMorgan Chase Bank, N.A., as Agent, the Issuing Bank and a Lender. (6)

10.3	Second Amendment to Amended and Restated Loan and Security Agreement and First Amendment to Existing Guarantees, dated January 10, 2013, by and among Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., and Vitamin Shoppe Global, Inc., as Borrowers, Vitamin Shoppe, Inc., as Guarantor, and JPMorgan Chase Bank, N.A., as Agent, the Issuing Bank and a Lender. (6)

10.4	Intercreditor Agreement Joinder, dated as of September 25, 2009, by JPMorgan Chase Bank, N.A. (7)

10.5	Intellectual Property Security Agreement, dated as of September 25, 2009, by and among Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders. (7)

10.6	Stock Pledge Agreement, dated September 25, 2009 by and between Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) as Pledgor and JPMorgan Chase Bank, N.A. as Pledgee. (7)

10.7	Amended and Restated Stock Pledge Agreement, dated October 11, 2013 by and between Vitamin Shoppe Industries Inc. as Pledgor and JPMorgan Chase Bank, N.A. as Pledgee. (6)

10.8	Guarantee of Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated September 25, 2009, of obligations of VS Direct Inc. under the Amended and Restated Loan and Security Agreement, as amended. (7)

10.9	Guarantee of VS Direct Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated September 25, 2009, of obligations of Vitamin Shoppe Industries Inc. under the Amended and Restated Loan and Security Agreement, as amended. (7)

10.10	Guarantee of Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc., dated January 10, 2013, of obligations of Vitamin Shoppe Mariner, Inc. under the Amended and Restated Loan Agreement, as amended. (6)

10.11	Guarantee of Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe Mariner, Inc., dated October 11, 2013, of the obligations of Vitamin Shoppe Global, Inc. under the Amended and Restated Loan Agreement, as amended. (6)

10.12	Joinder Agreement, dated as of January 10, 2013, by and between Vitamin Shoppe Mariner, Inc., and JPMorgan Chase Bank, N.A. (6)

10.13	Joinder Agreement, dated as of October 11, 2013, by and between Vitamin Shoppe Global, Inc., and JPMorgan Chase Bank, N.A. (6)

10.14	Lease Agreement, dated as of May 2, 2002, by and between Hartz Mountain Industries, Inc. and Vitamin Shoppe Industries Inc. (8)

10.15	Purchase Agreement, dated as of November 1, 2004, between Nature’s Value, Inc. and Vitamin Shoppe Industries Inc. (8)

10.16	Form of Employment Agreement by and among executive officer, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (8)

10.17	Form of Indemnification Agreement by and among executive officer, Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (4)

10.18	Form of Indemnification Agreement by and among director, Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (4)

10.19	VS Parent, Inc. 2006 Stock Option Plan. * (9)

10.20	2009 Vitamin Shoppe Equity Incentive Plan. * (10)

10.21	Vitamin Shoppe 2010 Employee Stock Purchase Plan. * (11)

10.22	Employment and Non-Competition Agreement, dated as of September 9, 2009, among Richard Markee, VS Parent, Inc., VS Direct, Inc. Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (10)

10.23	Amended and Restated Employment and Non-Competition Agreement, dated as of June 12, 2006, by and among Anthony Truesdale, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (12)

10.24	Amendment to Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, by and among Anthony Truesdale, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (13)

10.25	Amendment No. 2 to Employment and Non-Competition Agreement, dated as of September 25, 2009 by and among Anthony Truesdale, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (7)

10.26	Employment and Non-Competition Agreement, dated as of April 16, 2007, by and among Michael G. Archbold, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (14)

10.27	Amendment to Employment and Non-Competition Agreement, dated as of December 28, 2007, by and among Michael G. Archbold, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (13)

10.28	Amendment No. 2 to Employment and Non-Competition Agreement, dated as of September 25, 2009 by and among Michael G. Archbold, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries, Inc. * (7)

10.29	Employment and Non-Competition Agreement, dated as of January 15, 2007, by and among Louis H. Weiss, VS Parent, Inc., VS Direct, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries, Inc. * (15)

10.30	Amendment to Employment and Non-Competition Agreement, dated as of December 28, 2007, by and among Louis H. Weiss, VS Parent, Inc., VS Direct, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (13)

10.31	Letter Agreement, dated as of February 10, 2011, by and between Brenda Galgano and Vitamin Shoppe Industries, Inc. * (5)

10.32	Amendment No. 3 to Employment and Non-Competition Agreement, dated as of February 28, 2011, by and among Michael G. Archbold, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (5)

10.33	Amendment No. 3 to Employment and Non-Competition Agreement, dated as of February 28, 2011, by and among Anthony Truesdale, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (5)

10.34	Amendment No. 1 to Employment and Non-Competition Agreement, dated as of February 28, 2011, by and among Richard Markee, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (5)

10.35	Amendment No. 2 to Employment and Non-Competition Agreement dated as of March 29, 2012 by and among Richard Markee, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (16)

10.36	Amendment No. 4 to Employment and Non-Competition Agreement dated as of March 29, 2012 by and among Anthony Truesdale, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (16)

10.37	Amendment No. 4 to Employment and Non-Competition Agreement dated as of March 29, 2012 by and among Michael G. Archbold, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (16)

10.38	Amendment No. 2 to Employment and Non-Competition Agreement dated as of March 29, 2012 by and among Louis H. Weiss, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (16)

10.39	Employment and Non-Competition Agreement dated as of March 29, 2012 by and among Brenda Galgano, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (16)

10.40	Vitamin Shoppe, Inc. Executive Severance Pay Policy, amended and restated effective March 29, 2012. * (16)

10.41	Lease Agreement dated as of August 27, 2012 by and between CLF Ashland, LLC and Vitamin Shoppe Industries Inc. (17)

10.42	Lease Agreement dated as of November 21, 2012 by and between Secaucus 300, LLC and Vitamin Shoppe Industries Inc. (Lease A) (18)

10.43	Lease Agreement dated as of November 21, 2012 by and between Secaucus 300, LLC and Vitamin Shoppe Industries Inc. (Lease B) (18)

10.44	Asset Purchase Agreement dated as of December 17, 2012 by and among Vitamin Shoppe Mariner, Inc., Super Supplements, Inc., John Wurts and, solely for certain specified provisions thereof, Vitamin Shoppe, Inc. (19)

10.45	Amendment No. 1 to Asset Purchase Agreement dated as of December 30, 2012 by and among Vitamin Shoppe Mariner, Inc., Super Supplements, Inc., John Wurts and, solely for certain specified provisions thereof, Vitamin Shoppe, Inc. (20)

21.1	Subsidiaries of the Registrant. (21)

23.1	Consent of Independent Registered Public Accounting Firm. (21)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (21)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (21)

101	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012; (b) Consolidated Statements of Income for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011; (c) Consolidated Statements of Comprehensive Income for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011; (d) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011; (e) Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011; and (f) Notes to Consolidated Financial Statements for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011.

(1)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on November 2, 2009 (File No. 001-34507).

(2)	Incorporated by reference to exhibits in Amendment No. 1 to our Form 10-Q filed on November 13, 2009 (File No. 001-34507).

(3)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on August 26, 2013 (File No. 001-34507).

(4)	Incorporated by reference to exhibits in Amendment No. 4 to our Registration Statement No. 333-160756 on Form S-1 filed on October 14, 2009 (File No. 333-160756).

(5)	Incorporated by reference to exhibits in our Annual Report on Form 10-K filed on March 9, 2011 (File No. 001-34507).

(6)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507).

(7)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02).

(8)	Incorporated by reference to exhibits in our Registration Statement No. 333-134983 on Form S-4 filed on June 13, 2006 (File No. 333-134983-02).

(9)	Incorporated by reference to exhibits in Amendment No. 5 to our Registration Statement No. 333-160756 on Form S-1 filed on October 22, 2009 (File No. 333-160756).

(10)	Incorporated by reference to exhibits in Amendment No. 2 to our Registration Statement No. 333-160756 on Form S-1 filed on September 22, 2009 (File No. 333-160756).

(11)	Incorporated by reference to exhibits in our Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34507).

(12)	Incorporated by reference to exhibits in Amendment No. 1 to our Registration Statement No. 333-134983 on Form S-4 filed on June 14, 2006 (File No. 333-134983-02).

(13)	Incorporated by reference to exhibits in our Annual Report on Form 10-K filed on March 28, 2008 (File No. 333-134983-02).

(14)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on April 19, 2007 (File No. 333-134983-02).

(15)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on January 16, 2007 (File No. 333-134983-02).

(16)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on April 2, 2012 (File No. 001-34507).

(17)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on August 31, 2012 (File No. 001-34507).

(18)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on November 28, 2012 (File No. 001-34507).

(19)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on December 18, 2012 (File No. 001-34507).

(20)	Incorporated by reference to exhibits in our Current Report on Form 8-K filed on January 2, 2013 (File No. 001-34507).

(21)	Filed herewith.

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2014.

VITAMIN SHOPPE, INC.

By:	/S/ Anthony N. Truesdale
Anthony N. Truesdale Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ Richard L. Markee Richard L. Markee	Executive Chairman, Director	February 25, 2014

By:	/s/ Anthony N. Truesdale Anthony N. Truesdale	Chief Executive Officer, Director (Principal Executive Officer)	February 25, 2014

By:	/s/ Brenda Galgano Brenda Galgano	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2014

By:	/s/ David H. Edwab David H. Edwab	Lead Director	February 25, 2014

By:	/s/ B. Michael Becker B. Michael Becker	Director	February 25, 2014

By:	/s/ Catherine Buggeln Catherine Buggeln	Director	February 25, 2014

By:	/s/ Deborah M. Derby Deborah M. Derby	Director	February 25, 2014

By:	/s/ John H. Edmondson John H. Edmondson	Director	February 25, 2014

By:	/s/ Richard L. Perkal Richard L. Perkal	Director	February 25, 2014

By:	/s/ Beth M. Pritchard Beth M. Pritchard	Director	February 25, 2014

By:	/s/ Katherine Savitt Katherine Savitt	Director	February 25, 2014

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Such internal control includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets; and (ii) provide reasonable assurance (A) that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and (B) regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2013. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published in 1992. Based on this assessment, management has determined that, as of December 28, 2013, our internal control over financial reporting is effective based on those criteria.

Management’s evaluation excludes Super Supplements, which was acquired on February 14, 2013, and whose financial statements constitute approximately 9% of total assets and approximately 6% of net sales of the consolidated financial statement amounts as of and for the year ended December 28, 2013. In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

The Company’s internal control over financial reporting as of December 28, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

February 25, 2014

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

February 25, 2014

/s/ Anthony N. Truesdale	/s/ Brenda Galgano
Anthony N. Truesdale	Brenda Galgano
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vitamin Shoppe, Inc.

North Bergen, New Jersey

We have audited the internal control over financial reporting of Vitamin Shoppe, Inc. and Subsidiary (the “Company”) as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded Super Supplements, Inc., which was acquired on February 14, 2013, from its assessment of the internal control over financial reporting. The financial statements of Super Supplements, Inc. constitute approximately 9% of total assets and approximately 6% of net sales of the consolidated financial statement amounts as of and for the year ended December 28, 2013. Accordingly, our audit did not include the internal control over financial reporting for Super Supplements, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended December 28, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vitamin Shoppe, Inc.

North Bergen, New Jersey

We have audited the accompanying consolidated balance sheets of Vitamin Shoppe, Inc. and Subsidiary (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2014

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$74,036	$81,168
Inventories	163,921	137,693
Prepaid expenses and other current assets	31,292	14,572
Deferred income taxes	5,936	7,904

Total current assets	275,185	241,337
Property and equipment, net	120,142	95,401
Goodwill	210,633	177,248
Other intangibles, net	71,264	69,116
Other long-term assets	4,840	3,183

Total assets	$682,064	$586,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,106	$22,445
Deferred sales	21,712	20,912
Accrued expenses and other current liabilities	42,026	44,527

Total current liabilities	102,844	87,884
Deferred income taxes	11,588	13,011
Deferred rent	36,032	30,150
Other long-term liabilities	3,260	7,822

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at December 28, 2013 and December 29, 2012	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 30,531,550 shares issued and 30,525,234 shares outstanding at December 28, 2013, and 30,170,627 shares issued and outstanding at December 29, 2012	305	302
Additional paid-in capital	302,314	287,574
Treasury stock, at cost; 6,316 shares at December 28, 2013 and no shares at December 29, 2012	(280)	—
Accumulated other comprehensive (loss) income	(86)	1
Retained earnings	226,087	159,541

Total stockholders’ equity	528,340	447,418

Total liabilities and stockholders’ equity	$682,064	$586,285

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	$1,087,469	$950,902	$856,586
Cost of goods sold	709,823	617,920	563,627

Gross profit	377,646	332,982	292,959
Selling, general and administrative expenses	267,354	233,610	216,125

Income from operations	110,292	99,372	76,834
Loss on extinguishment of debt	—	—	635
Interest expense, net	495	659	2,325

Income before provision for income taxes	109,797	98,713	73,874
Provision for income taxes	43,251	37,888	29,010

Net income	$66,546	$60,825	$44,864

Weighted average common shares outstanding
Basic	29,992,620	29,473,711	28,802,103
Diluted	30,541,057	30,110,237	29,556,024
Net income per common share
Basic	$2.22	$2.06	$1.56
Diluted	$2.18	$2.02	$1.52

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income	$66,546	$60,825	$44,864
Other comprehensive (loss) income:
Foreign currency translation adjustments	(87)	1	—

Other comprehensive (loss) income	(87)	1	—

Comprehensive income	$66,459	$60,826	$44,864

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

	Shares	Amounts	Shares	Amounts
Balance at December 25, 2010	28,627,897	$286	—	$—	$243,558	$—	$53,852	$297,696
Comprehensive income	—	—	—	—	—	—	44,864	44,864
Equity compensation	—	—	—	—	5,166	—	—	5,166
Issuance of restricted shares	140,102	2	—	—	(2)	—	—	—
Cancelation of restricted shares	(8,890)	—	—	—	(35)	—	—	(35)
Issuance of shares under employee stock purchase plan	32,120	—	—	—	917	—	—	917
Exercise of stock options	425,659	4	—	—	6,083	—	—	6,087
Tax benefits on exercise of stock options	—	—	—	—	1,108	—	—	1,108

Balance at December 31, 2011	29,216,888	292	—	—	256,795	—	98,716	355,803
Comprehensive income	—	—	—	—	—	1	60,825	60,826
Equity compensation	—	—	—	—	6,500	—	—	6,500
Issuance of restricted shares	145,462	1	—	—	(1)	—	—	—
Cancelation of restricted shares	(45,991)	—	—	—	—	—	—	—
Issuance of shares under employee stock purchase plan	18,897	—	—	—	721	—	—	721
Exercise of stock options	835,371	9	—	—	11,227	—	—	11,236
Tax benefits on exercise of stock options	—	—	—	—	12,332	—	—	12,332

Balance at December 29, 2012	30,170,627	302	—	—	287,574	1	159,541	447,418
Comprehensive (loss) income	—	—	—	—	—	(87)	66,546	66,459
Equity compensation	—	—	—	—	8,333	—	—	8,333
Issuance of restricted shares	166,573	1	—	—	(1)	—	—	—
Purchase of treasury stock	—	—	(6,316)	(280)	—	—	—	(280)
Cancelation of restricted shares	(16,610)	—	—	—	—	—	—	—
Issuance of shares under employee stock purchase plan	20,887	—	—	—	849	—	—	849
Exercise of stock options	190,073	2	—	—	3,485	—	—	3,487
Tax benefits on exercise of stock options	—	—	—	—	2,074	—	—	2,074

Balance at December 28, 2013	30,531,550	$305	(6,316)	$(280)	$302,314	$(86)	$226,087	$528,340

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$66,546	$60,825	$44,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	28,026	23,076	20,300
Impairment charge on fixed assets	—	730	887
Impairment charge on intangible assets	—	—	325
Gain on insurance recoveries	(1,079)	—	—
Amortization of deferred financing fees	96	258	372
Loss on extinguishment of debt, net of premium on Note redemption	—	—	635
Loss on disposal of fixed assets	—	711	15
Deferred income taxes	545	(6,055)	(1,476)
Deferred rent	810	292	1,068
Equity compensation expense	8,333	6,500	5,166
Proceeds from insurance recoveries	757	—	—
Tax benefits on exercises of stock options	(2,074)	(12,332)	(1,108)
Changes in operating assets and liabilities:
Inventories	(13,429)	(16,201)	(10,189)
Prepaid expenses and other current assets	(15,668)	558	(4,259)
Other long-term assets	(968)	(629)	(395)
Accounts payable	11,688	2,226	3,978
Deferred sales	734	2,053	2,930
Accrued expenses and other current liabilities	(1,416)	15,842	13,641
Other long-term liabilities	(1,779)	496	379

Net cash provided by operating activities	81,122	78,350	77,133

Cash flows from investing activities:
Capital expenditures	(42,782)	(30,775)	(25,046)
Acquisition of Super Supplements	(50,542)	—	—
Trademarks and other intangible assets	(648)	(399)	—
Proceeds from insurance recoveries	322	—	—

Net cash used in investing activities	(93,650)	(31,174)	(25,046)

Cash flows from financing activities:
Borrowings under revolving credit agreement	—	—	12,000
Repayment of borrowings under revolving credit agreement	—	—	(30,000)
Borrowings under term loan	—	—	25,000
Repayment of borrowings under term loan	—	—	(25,000)
Payments of capital lease obligations	(135)	(1,052)	(1,732)
Redemption of long term debt (Notes)	—	—	(55,106)
Proceeds from exercises of common stock options	3,487	11,236	6,087
Issuance of shares under employee stock purchase plan	849	721	917
Purchase of treasury stock	(280)	—	—
Tax benefits on exercises of stock options	2,074	12,332	1,108
Deferred financing fees and other	(532)	—	(575)

Net cash provided by (used in) financing activities	5,463	23,237	(67,301)

Effect of exchange rate changes on cash and cash equivalents	(67)	1	—

Net (decrease) increase in cash and cash equivalents	(7,132)	70,414	(15,214)
Cash and cash equivalents beginning of year	81,168	10,754	25,968

Cash and cash equivalents end of year	$74,036	$81,168	$10,754

Supplemental disclosures of cash flow information:
Interest paid	$390	$362	$2,401
Income taxes paid	$57,064	$30,817	$28,199
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$7,106	$5,064	$4,991
Assets acquired under capital lease	$314	$264	$—

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

The consolidated financial statements for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 include the accounts of VSI and subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week or 53-week period, ending on the last Saturday in December. Fiscal 2013 was a 52-week period ended December 28, 2013, Fiscal 2012 was a 52-week period ended December 29, 2012, and Fiscal 2011 was a 53-week period ended December 31, 2011. Unless otherwise stated, amounts for Fiscal 2011 are based on a 53-week period.

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, Inc. (“Super Supplements”), a specialty retailer of vitamins, minerals, specialty supplements and sports nutrition, including 31 retail locations in Washington, Oregon and Idaho, a distribution center in Seattle, Washington and an e-commerce business. The total purchase price was approximately $50.5 million in cash and the assumption of certain liabilities. Refer to Note 3. Acquisition for additional information.

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

Cash and Cash Equivalents—Cash and cash equivalents include all highly liquid investments with original maturities of ninety days or less. The Company reclassifies cash overdrafts to accounts payable.

Inventories—Inventories, which are comprised solely of finished goods, are stated at the lower of cost or market value. Cost is determined using the weighted average method. Finished goods inventory includes costs on freight on internally transferred merchandise, rent for the distribution centers and costs associated with our buying department and distribution facilities, including payroll which are capitalized into inventory and then expensed as merchandise is sold. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from certain of our vendors. The Company estimates losses for expiring inventory and the net realizable value of inventory based on when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products consideration is given to such factors as the amount of inventory on hand, the remaining shelf life, current and expected market conditions, historical trends and the likelihood of recovering the inventory costs based on anticipated demand. The following table details the activity and balances for the Company’s reserve for expiring inventory for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 (in thousands):

	Balance at Beginning of Fiscal Year	Amounts Charged to Cost of Goods Sold	Write-Offs Against Reserves	Balance at End of Fiscal Year
Obsolescence Reserves:
Fiscal Year Ended December 28, 2013	$1,841.2	$4,637.9	$(3,838.8)	$2,640.3
Fiscal Year Ended December 29, 2012	1,785.7	2,957.6	(2,902.1)	1,841.2
Fiscal Year Ended December 31, 2011	1,800.7	3,284.0	(3,299.0)	1,785.7

Property and Equipment, Net—Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for on a straight-line basis over the estimated useful lives of the related assets. Furniture, fixtures and equipment are generally depreciated over seven years. Leasehold improvements are amortized generally over the shorter of their useful lives or related lease terms. The direct internal and external costs associated with the development of the features and functionality of the Company’s website, transaction processing systems, telecommunications infrastructure and network operations, are capitalized and are amortized on a straight line basis over the estimated useful lives of generally five years. Capitalization of costs begin when the preliminary project stage is completed and management authorizes and commits to funding the computer software project and that it is probable that the project will be completed and the software will be used to perform the function intended. Depreciation of the assets commence when they are put into use. Expenditures for repairs and maintenance are expensed as incurred and expenditures for major renovations and improvements are capitalized. Upon retirement or disposition of property and equipment, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the results of operations.

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

Goodwill and Other Intangibles—Goodwill and other indefinite-lived intangibles are not amortized. Evaluations for impairment are performed at least annually, in the fourth quarter of each year, or whenever impairment indicators exist. Goodwill is evaluated for impairment at the reporting unit level (the Company’s operating segments). The evaluation of goodwill and other indefinite-lived intangibles may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than its carrying value. A quantitative evaluation is performed if the qualitative evaluation results in a more likely than not determination or if a qualitative evaluation is not performed. The Company’s quantitative impairment tests involve calculating the fair value of both reporting units using the discounted cash flow analysis method along with the market multiples method which is used for additional validation of the fair value calculated. These valuation methods require certain assumptions and estimates be made by the Company regarding certain industry trends and future profitability. It is the Company’s policy to conduct goodwill impairment testing from information based on current business projections, which include projected future revenues and cash flows. The cash flows utilized in the discounted cash flow analysis are based on five-year financial forecasts developed internally by management. Cash flows for each reporting unit are discounted using an internally derived weighted average cost of capital which reflects the costs of borrowing for the funding of each unit as well as the risk associated with the units themselves. Also as part of the quantitative test, the Company conducts the test using a 10% decrease in its revenue projections as an additional sensitivity test to ensure the reporting unit’s fair value is greater than its carrying value should events in the future be less favorable than anticipated. If the carrying amount of a reporting unit exceeds its fair value, the Company would compare the implied fair value of the reporting unit goodwill with its carrying value. To compute the implied fair value of goodwill, the Company would assign the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. For indefinite-lived tradenames, we utilize the royalty relief method in our quantitative evaluations. To the extent that the implied fair value associated with the goodwill and indefinite-lived intangible assets is less than the recorded value, this would result in a write down of the carrying value of the asset. Impairment tests between annual tests may be undertaken if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The valuation of the goodwill and indefinite-lived intangible assets is affected by, among other things, the Company’s projections for the future and estimated results of future operations. Changes in the business plan or operating results that are different than the estimates used to develop the valuation of the assets may impact these valuations. For those intangible assets which have definite lives, the Company amortizes their cost on a straight-line basis over their estimated useful lives, the periods of which vary based on their particular contractual terms.

In Fiscal 2013 the Company performed a qualitative analysis and determined that it is more likely than not that the fair values of each of the Company’s reporting units and indefinite-lived tradename is greater than their respective carrying values. In the fourth quarter of Fiscal 2011, the Company recognized an impairment charge of $0.3 million related to one of its tradenames. There have been no other impairment charges related to other intangibles during Fiscal 2013, Fiscal 2012 and Fiscal 2011.

Insurance Liabilities—Based on the Company’s assessment of risk and cost efficiency, the Company purchases insurance policies to provide for workers’ compensation, general liability, and property losses, as well as directors’ and officers’ liability. The Company self insures its employee medical benefits, up to a certain limit on individual claims. The accruals for claims incurred but not reported amounted to $1.2 million at December 28, 2013 and $0.9 million at December 29, 2012.

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

Revenue Recognition—The Company recognizes revenue when merchandise is sold “at point of sale” in retail stores or upon delivery to a direct customer. In addition, shipping fees billed to customers are classified as sales. Amount recognized as shipping revenue during Fiscal 2013, Fiscal 2012, and Fiscal 2011, were $2.5 million, $2.2 million, and $3.4 million, respectively. To arrive at net sales, gross sales are reduced by deferred sales, actual customer returns and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. Sales taxes collected from customers are presented on a net basis and as such are excluded from revenue.

Cost of Goods Sold—The Company includes the cost of inventory sold, costs of warehousing and distribution and store occupancy costs in cost of goods sold. Warehousing and distribution costs include freight on internally transferred merchandise as well as for shipments to direct customers, rent for the distribution centers and costs associated with our buying department and distribution facilities, including payroll, which are capitalized into inventory and then expensed as merchandise is sold. Store occupancy costs include rent, common area maintenance, real estate taxes and utilities.

Vendor Allowances—Vendor allowances include discounts, allowances and rebates received from vendors and are based on various contract terms. Vendor allowances are recognized as either purchase discounts which represent a reduction of product cost, funding which is capitalized into inventory and recognized in the statement of income as the merchandise is sold, or direct offset which represents funding subject to immediate recognition in the statement of income, depending on the nature of the allowance.

Frequent Buyer Program—The Company has a frequent buyer program (“Healthy Awards Program”), whereby customers earn points toward free merchandise based on the dollar volume of purchases. Points are earned each calendar year and must be redeemed within the first three months of the following year or they expire. Sales are deferred at the time points are earned based on the value of points that are projected to be redeemed, which are based on historical redemption data. The Company records a liability for points earned within the current period. This is reported as a reduction of sales with a liability recorded as “Deferred sales” on the consolidated balance sheet.

Store Pre-opening Costs—Costs associated with the opening of new retail stores and start up activities are expensed as incurred.

Advertising Costs—The costs of advertising for online marketing arrangements, magazines, direct mail, television and radio are expensed the first time the advertising takes place. Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. Advertising expense was $16.5 million, $14.7 million and $12.6 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

Online Marketing Arrangements—The Company has entered into online marketing arrangements with various online companies. These agreements are established for periods of 24 months, 12 months or, in some cases, a lesser period and generally provide for compensation based on revenue sharing upon the attainment of stipulated revenue amounts, a percentage of the media expenditure managed by the online partner, or based on the number of visitors that the online company refers to the Company. The Company had no fixed payment commitments during Fiscal 2013, Fiscal 2012 and Fiscal 2011.

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

Comprehensive Income—Comprehensive income represents net income plus the results of certain non-stockholders’ equity changes not reflected in the statements of income. The amounts recorded in accumulated other comprehensive income at December 28, 2013 and December 29, 2012, primarily represent the value of foreign currency translation adjustments related to the consolidation of Vitapath Canada Limited.

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

Concentrations of Credit Risk—The Company’s customers are consumers who purchase products at the Company’s retail stores, and through the Company’s e-commerce sites and mail-order services. Financial instruments, which potentially subject the Company to concentrations of credit risk, include accounts receivable from credit card processors. As of December 28, 2013, there were no significant concentrations of accounts receivable, or related credit risks. Accounts receivable from credit card processors, included in prepaid expenses and other current assets on the consolidated balance sheets, totaled $7.7 million at December 28, 2013 and $7.4 million at December 29, 2012.

Glanbia, plc is the only supplier from whom we purchased at least 5% of our merchandise during Fiscal 2013, 2012 and 2011. We purchased approximately 10% of our total merchandise from Glanbia, plc during Fiscal 2013, Fiscal 2012 and Fiscal 2011.

The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits.

Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense over the vesting period, net of anticipated forfeitures. With the exception of restricted shares and restricted share units, determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. The expected volatility is derived from the average volatility of similar actively traded companies over our expected holding periods, as well as the Company’s own volatility, which is weighted to adjust for the shorter trading history. Generally, the expected holding period of non performance based options is calculated using the simplified method using the vesting term of 4 years and the contractual term of 10 years, resulting in a holding period of 6.25 years. Certain limited grants have contractual terms of 7.5 years, and/or shorter vesting periods and as such have calculated holding periods of 4 to 5 years. The Company’s performance based stock option grants vest annually over four years depending on a particular year’s attainment of certain internal financial performance metrics. The target metrics underlying the vesting of performance based stock option grants are established each year. Accordingly, the holding period for performance based stock option grants is calculated using the vesting term of 1 year and the remainder of the contractual term of 10 years, depending on which year of the four year grant is currently vesting; e.g. 25% of the grant vesting in year two of the grant would have a holding period calculated using 1 year and the remaining 9 years of the contractual term. The simplified method was chosen as a means to determine the Company’s holding period as prior to November 2009 there was no historical option exercise experience due to the Company being privately held. As of December 28, 2013, there continues to be insufficient information for purposes of determining a Company specific holding period. The risk-free interest rate is derived from the average yields of zero-coupon U.S. Treasury Strips for the expected holding period of each of the Company’s stock option grants. Compensation expense resulting from the granting of restricted shares and restricted share units is based on the grant date fair value of those common shares and is recognized generally over the two to four year vesting period for restricted shares and over the one year vesting period for restricted share units. For accounting purposes, the expense for performance based stock options and performance based restricted shares is calculated and recorded, based on the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. The vesting requirements for performance based stock options and performance based restricted shares permit a catch-up of vesting at the end of the vesting period.

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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Numerator:
Net income available to common stockholders	$66,546	$60,825	$44,864

Denominator:
Basic weighted average common shares outstanding	29,992,620	29,473,711	28,802,103
Effect of dilutive securities:
Stock options	402,814	545,426	700,785
Restricted shares	141,573	89,038	53,136
Restricted share units	4,050	2,062	—

Diluted weighted average common shares outstanding	30,541,057	30,110,237	29,556,024

Basic net income per common share	$2.22	$2.06	$1.56

Diluted net income per common share	$2.18	$2.02	$1.52

Stock options for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 for 23,319, 42,305 and 110,460 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

Reclassifications—Where appropriate, the Company has reclassified prior years’ financial statements to conform to current year presentation.

Recent Accounting Pronouncements—The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on its results of operations, financial condition, or cash flows, based on current information.

3. Acquisition

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, a specialty retailer of vitamins, minerals, specialty supplements and sports nutrition, including 31 retail locations in Washington, Oregon and Idaho, a distribution center in Seattle, Washington and an e-commerce business. The total purchase price was approximately $50.5 million in cash and the assumption of certain liabilities. The acquisition was financed by existing cash on the Company’s balance sheet. The results of operations of the acquired business are included in the Company’s results from the acquisition date.

The acquisition resulted in goodwill primarily related to growth opportunities. The Company expensed acquisition and integration costs of $4.3 million during Fiscal 2013, which are included in the consolidated statement of income within selling, general and administrative expenses.

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

From February 15, 2013 through December 28, 2013 the acquired business generated net sales of $66.1 million and net income of $3.1 million, excluding acquisition and integration costs. Pro forma results are not presented as the acquisition was not significant to the operating results for Fiscal 2013 and Fiscal 2012.

4. Goodwill and Intangible Assets

Goodwill is allocated between the Company’s segments (business units), retail and direct. The following table discloses the carrying value of all intangible assets (in thousands):

	December 28, 2013			December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Goodwill	$210,633	$—	$210,633	$177,248	$—	$177,248
Tradenames - Indefinite-lived	68,405	—	68,405	68,405	—	68,405
Tradenames - Definite-lived	3,562	785	2,777	514	10	504
Intangibles related to asset purchase	2,950	2,868	82	3,000	2,793	207

	$285,550	$3,653	$281,897	$249,167	$2,803	$246,364

Intangible amortization expense for Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $0.9 million, $0.1 million and $0.5 million, respectively. The annual impairment tests for goodwill and tradenames were performed during the fourth quarter of Fiscal 2013. The Company recognized an impairment charge of $0.3 million in the fourth quarter of Fiscal 2011 related to one of its tradenames. There have been no other impairment charges related to goodwill or other intangibles during Fiscal 2013, Fiscal 2012 and Fiscal 2011.

The useful lives of the Company’s definite-lived intangible assets are between 3 to 15 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at December 28, 2013, is as follows (in thousands):

Fiscal 2014	$997
Fiscal 2015	915
Fiscal 2016	215
Fiscal 2017	115
Fiscal 2018	115
Thereafter	502

$2,859

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 28,	December 29,
	2013	2012
Leasehold improvements	$141,842	$122,061
Furniture, fixtures and equipment	135,921	108,429
Software	42,911	37,063

	320,674	267,553
Less: accumulated depreciation and amortization	(207,928)	(182,173)

Subtotal	112,746	85,380
Construction in progress	7,396	10,021

	$120,142	$95,401

Depreciation and amortization expense on property and equipment for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011 was approximately $27.1 million, $22.9 million and $19.8 million, respectively. The Company recognized impairment charges of $0.7 million during Fiscal 2012 on fixed assets related to three of its underperforming retail locations still in use in the Company’s operations. The Company recognized impairment charges of $0.9 million during Fiscal 2011 on fixed assets related to three of its underperforming retail locations still in use in the Company’s operations.

Depreciation and amortization expense on property and equipment is recorded in selling, general and administrative expenses on the consolidated statements of income. Assets held under capital leases are classified under furniture, fixtures and equipment. Capital leases were $0.6 million, net of accumulated amortization of $5.2 million, at December 28, 2013, and $1.1 million, net of accumulated amortization of $4.4 million, at December 29, 2012.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 28,	December 29,
	2013	2012
Accrued salaries and related expenses	$9,940	$14,985
Sales tax payable and related expenses	6,334	5,642
Accrued fixed asset additions	6,286	4,624
Other accrued expenses	19,466	19,276

	$42,026	$44,527

The Company is involved in ongoing examinations with various taxing authorities regarding non-income based tax matters for Fiscal 2013 and prior. The final obligation to these authorities may be subject to either an increase or decrease to the initial estimates recorded. As of December 28, 2013, the Company believes the reserves for these matters are adequately provided for in its consolidated financial statements, the reserves of which are reflected in “Accrued expenses and other current liabilities” in the Company’s consolidated balance sheets.

7. Credit Arrangements

As of December 28, 2013 and as of December 29, 2012, the Company had no outstanding debt.

Revolving Credit Facility

The terms of the Revolving Credit Facility were amended on October 11, 2013, to, among other things, extend the maturity date to October 11, 2018. The Company may borrow up to $90.0 million subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Industries, Direct, Mariner and Global. The obligations thereunder are secured by a security interest in substantially all of the assets of VSI, Industries, Direct, Mariner and Global. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries, Direct, Mariner and Global have each guaranteed the obligations of the three respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting VSI,

Industries, Direct, Mariner and Global. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. There were no borrowings under the Revolving Credit Facility during Fiscal 2013.

Borrowings under the amended Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.25% or 0.50% or the adjusted Eurodollar rate plus 1.25% or 1.50%, in each case with the higher spread applicable in the event that the aggregate amount of the borrowings under the amended Revolving Credit Facility exceeds 50% of the borrowing base availability under the Revolving Credit Facility. The unused available line of credit under the Revolving Credit Facility at December 28, 2013 was $89.1 million.

Senior Notes

On February 22, 2011, the Company repurchased the remaining $55.1 million of its Second Priority Senior Secured Floating Rate Notes, which resulted in a loss on extinguishment of debt of $0.6 million during February 2011. The weighted average interest rate for interest paid for Fiscal 2011 was 7.79%.

Term Loan

On October 25, 2011, the Company paid $18.8 million, representing the remaining principal balance and accrued interest on a term loan, which resulted in a loss on extinguishment of debt of $0.1 million during October 2011. The weighted average interest rate for Fiscal 2011 was 4.00%.

Interest expense, net for Fiscal 2013, 2012 and 2011 consists of the following (in thousands):

	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Interest/fees on the revolving credit facility and other interest	$419	$401	$718
Interest on the Notes	—	—	644
Interest on the term loan	—	—	601
Amortization of deferred financing fees	96	258	372
Interest income	(20)	—	(10)

Interest expense, net	$495	$659	$2,325

8. Income Taxes

The provision for income taxes for Fiscal 2013, Fiscal 2012 and Fiscal 2011 consists of the following (in thousands):

	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Current:
Federal	$36,070	$36,776	$25,099
State	6,636	7,167	5,387

Total current	42,706	43,943	30,486

Deferred:
Federal	256	(4,881)	(1,088)
State	289	(1,174)	(388)

Total deferred	545	(6,055)	(1,476)

Provision for income taxes	$43,251	$37,888	$29,010

A reconciliation of the statutory Federal income tax rate and effective rate of the provision for income taxes is as follows:

	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	4.4%	4.7%	4.5%
Adjustments for uncertain tax positions	(0.5)%	(1.9)%	(0.4)%
Other	0.5%	0.6%	0.2%

Effective tax rate	39.4%	38.4%	39.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 28, 2013 and December 29, 2012 are as follows (in thousands):

	December 28,	December 29,
	2013	2012
Deferred tax assets:
Net operating loss carryforward	$647	$539
Deferred rent	11,733	10,501
Tenant allowance	2,419	1,228
Deferred sales	4,087	3,827
General accrued liabilities	2,637	1,543
Deferred wages and compensation	269	4,770
Inventory	3,482	2,620
Equity compensation expense	6,847	4,214
Other	1,190	2,683

	33,311	31,925
Valuation allowance	(647)	(539)

Deferred tax assets	32,664	31,386

Deferred tax liabilities:
Trade name	(27,594)	(27,321)
Accumulated depreciation	(8,441)	(7,609)
Prepaid expenses	(2,281)	(1,563)

Deferred tax liabilities	(38,316)	(36,493)

Net deferred tax liability	$(5,652)	$(5,107)

Amounts recognized in the consolidated balance sheets consist of:
Deferred tax assets—current	$5,936	$7,904
Deferred tax liabilities—long term	(11,588)	(13,011)

Net deferred tax liability	$(5,652)	$(5,107)

Management periodically assesses whether the Company is more likely than not to realize some or all of its deferred tax assets. As of December 28, 2013, with the exception of $0.6 million of deferred tax assets arising from a foreign and state net operating loss carryforward against which there is a valuation allowance (see above table), management determined that the Company is more likely than not to realize the deferred tax assets detailed above. Realization of deferred tax assets associated with the state net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiction.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, Puerto Rico and Canada. As of December 28, 2013, the Company has accrued a liability of approximately $0.4 million related to uncertain tax positions, which is included in other long-term liabilities in the consolidated balance sheet. The Company had a net decrease of approximately $5.2 million in Fiscal 2013 related to reversal of its accrual for uncertain tax positions due to a tax accounting method change for certain accrued expenses and a lapse of statutes for certain states of which $0.5 million had an effect on the effective tax rate.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $0.3 million at December 28, 2013, $0.5 million at December 29, 2012 and $1.9 million at December 31, 2011. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 25, 2010	$4,262
Additions based on tax positions related to the current year	1,126
Decreases for tax positions of prior years	(1,277)
Additions for tax positions of prior years	2,595

Balance at December 31, 2011	$6,706
Additions based on tax positions related to the current year	1,169
Additions for tax positions of prior years	2,554
Decreases for tax positions of prior years due to revaluation of positions	(2,554)
Decreases for tax positions of prior years due to lapse of statutes	(2,245)

Balance at December 29, 2012	$5,630
Additions based on tax positions related to the current year	13
Additions for tax positions of prior years	—
Decreases for tax positions of prior years due to revaluation of positions	(4,627)
Decreases for tax positions of prior years due to lapse of statutes	(612)

Balance at December 28, 2013	$404

The Company recognizes interest related to uncertain tax positions in income tax expense. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2011 and for state examinations before 2007. However, the tax authorities still have the ability to review the relevance of net operating loss carryforwards created in closed years if such tax attributes are utilized in open years (subsequent to 2007).

The Company has domestic (U.S. state) and foreign net operating losses of approximately $1.9 million and $1.7 million at December 28, 2013, against which a full valuation allowance is recorded. Domestic net operating losses generated in the state of New Jersey will continue to expire annually through Fiscal 2030. The Company’s foreign net operating loss is generated through operations in Canada, and will expire in Fiscal 2033.

9. Stock Based Compensation

Equity Incentive Plans- The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”), under which the Company has granted stock options (includes non-qualified as well as performance based stock options), restricted shares (includes time based as well as performance based restricted shares) and restricted share units. The issuance of up to 7,453,678 shares of common stock is authorized under these plans. As of December 28, 2013, there were 2,636,373 shares available to grant under both plans. The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted shares and restricted share units are issued at a value not less than the fair market value of the common shares on the date of the grant. Generally, stock options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such equity grants were awarded. Equity awards of restricted shares generally shall become vested between two and four years subsequent to the date on which such equity grants were awarded. However, regarding performance based stock options and performance based restricted shares, vesting is dependent not only on the passage of time, but also on the attainment of certain internal performance metrics. The vesting requirements for performance based stock options and performance based restricted shares permit a catch-up of vesting at the end of the vesting period. Restricted share units generally shall become vested one year subsequent to the date on which such equity grants were awarded. The stock options generally have a maximum term of 10 years. The following table summarizes stock options for the 2006 and 2009 Plans as of December 28, 2013 and changes during Fiscal 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2012	1,146,385	$19.80
Granted	—	—
Exercised	(190,073)	$18.35
Canceled/forfeited	(17,648)	$29.59

Outstanding at December 28, 2013	938,664	$19.92	3.97	$29,629

Vested or expected to vest at December 28, 2013	891,637	$19.92	3.97

Vested and exercisable at December 28, 2013	813,597	$17.85	3.48	$27,341

The total intrinsic value of options exercised during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $6.1 million, $34.2 million and $10.5 million, respectively. The cash received from options exercised during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $3.5 million, $11.2 million and $6.1 million, respectively.

The following table summarizes restricted shares for the 2009 Plan as of December 28, 2013 and changes during Fiscal 2013:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2012	275,355	$38.51
Granted	162,321	$48.81
Vested	(24,706)	$18.66
Canceled/forfeited	(16,610)	$41.73

Unvested at December 28, 2013	396,360	$43.83

The following table summarizes restricted share units for the 2009 Plan as of December 28, 2013 and changes during Fiscal 2013:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 29, 2012	5,265	$42.73
Granted	6,414	$56.08
Vested	(5,265)	$42.73
Canceled/forfeited	—	—

Unvested at December 28, 2013	6,414	$56.08

Compensation expense attributable to stock-based compensation for Fiscal 2013 was $8.3 million, for Fiscal 2012 was $6.5 million and for Fiscal 2011 was $5.2 million. As of December 28, 2013, the remaining unrecognized stock-based compensation expense for non-vested stock options, restricted shares and restricted share units to be expensed in future periods is $8.6 million, and the related weighted-average period over which it is expected to be recognized is 1.6 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares and restricted share units as of December 28, 2013 is approximately $0.5 million.

The weighted average grant date fair value of stock options granted was $23.76, $23.20 and $17.56 for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. These valuations represent the fair value of stock options granted during the applicable periods as well as the fair value of subsequent annual tranches of performance based stock option grants. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average expected volatility	39.0%	44.6%	49.6%
Weighted average risk-free interest rate	0.6%	1.0%	2.5%
Expected holding period(s)	4.00 - 4.93 years	4.50 - 6.25 years	3.63 - 6.25 years

Treasury Stock— As part of the Company’s stock plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. Beginning in the second quarter of Fiscal 2013, the Company withholds the number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld are recorded as treasury shares. During Fiscal 2013, the Company purchased 6,316 shares in settlement of employees’ tax obligations for a total of $0.3 million. The Company accounts for treasury stock using the cost method.

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

10. Benefit Plans

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

The Company recognized expenses for the 401k Plan of $1.5 million in both Fiscal 2013 and Fiscal 2012 and $1.0 million in Fiscal 2011.

The Company has a Non-qualified Deferred Compensation Plan (“DC Plan”). The DC Plan allows participants the opportunity to defer pretax amounts up to 75% of base salary and up to 100% of other eligible compensation. The DC Plan is primarily funded by elective contributions made by the participants. The Company has elected to finance any potential DC Plan benefit obligation using corporate owned life insurance policies. The assets of the DC Plan were $2.5 million and $1.6 million at December 28, 2013 and December 29, 2012, respectively, and are included in other long-term assets in the consolidated balance sheets. Accordingly, gains and losses on the underlying investments, which are held in a Rabbi Trust, are recognized in the consolidated statements of income. The liabilities for the DC Plan were $2.6 million and $1.7 million at December 28, 2013 and December 29, 2012, respectively, and are included in other long-term liabilities in the consolidated balance sheets. In December 2013, the Compensation Committee of the Company’s Board of Directors passed a resolution to discontinue and unwind the DC Plan. The termination of the DC Plan is not expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

11. Lease Commitments

The Company has non-cancelable operating leases, which expire through 2034. The leases generally contain renewal options for periods ranging from 1 to 10 years and require the Company to pay costs such as real estate taxes and common area maintenance. Contingent rentals are paid based on a percentage of gross sales as defined by lease agreements. The following table provides the net rental expense for all operating leases (in thousands):

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Minimum rentals	$97,332	$86,178	$79,710
Contingent rentals	110	15	141

	97,442	86,193	79,851
Less: Sublease rentals	(244)	(248)	(243)

Net rental expense	$97,198	$85,945	$79,608

The Company recorded charges of $0.4 million and $0.7 million, in Fiscal 2012 and Fiscal 2011, respectively, for lease termination costs related to the closing of one retail location in each period, which is included in selling, general and administrative expenses in the consolidated statements of income.

As of December 28, 2013, the Company’s lease commitments are as follows (in thousands):

Fiscal year	Total Operating Leases (1)
2014	$101,604
2015	94,942
2016	88,763
2017	78,607
2018	64,845
Thereafter	204,646

$633,407

(1)	Store operating leases included in the above table do not include contingent rent based upon sales volume. Operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 16.1% of our minimum lease obligations for Fiscal 2013. In addition, not included are variable activity based fees associated with our west coast logistics facility, which were approximately $2.3 million during Fiscal 2013.

12. Legal Proceedings

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. As of December 28, 2013, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

13. Segment and Product Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment primarily includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products through Vitamin Shoppe, Super Supplements and Vitapath retail stores primarily in the United States, Puerto Rico and in Canada. The direct segment generates revenue through the sale of third-party branded and proprietary branded vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products primarily through the Company’s websites and catalog. The Company’s websites at www.vitaminshoppe.com and www.supersup.com offer customers online access to a full assortment of approximately 26,000 SKUs. Corporate costs represent the Company’s administrative expenses which include, but are not limited to: human resources, legal, retail management, direct management, finance, information technology, depreciation and amortization, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The Company has allocated $165.3 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company’s business segments (in thousands):

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales:
Retail	$969,610	$849,765	$765,925
Direct	117,859	101,137	90,661

Net sales	1,087,469	950,902	856,586

Income from operations:
Retail	192,439	173,300	147,023
Direct	21,930	19,588	16,705
Corporate costs (1)	(104,077)	(93,516)	(86,894)

Income from operations	$110,292	$99,372	$76,834

(1)	Corporate costs include depreciation and amortization expenses of $28.0 million, $23.1 million and $20.3 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Corporate costs also include expenses related to the acquisition and integration of Super Supplements of $4.3 million for Fiscal 2013 and $1.3 million for Fiscal 2012. Corporate costs were partially offset by insurance recoveries from Super Storm Sandy of $1.1 million for Fiscal 2013.

The following table represents net merchandise sales by major product category (in thousands):

Product Category	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Vitamins, Minerals, Herbs and Homeopathy	$276,447	$243,910	$231,457
Sports Nutrition	393,659	339,359	283,908
Specialty Supplements	305,320	274,307	252,779
Other	109,554	91,109	85,048

Total	1,084,980	948,685	853,192
Delivery Revenue	2,489	2,217	3,394

	$1,087,469	$950,902	$856,586

For each of the last three years, less than 0.5% of our sales have been derived from international sources.

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

The Company’s cash equivalents include approximately $70.1 million in investments such as commercial paper, debt securities and money market funds that are recorded at fair value on a recurring basis. The fair value of these financial instruments is based upon quoted prices in active markets. The Company’s financial instruments also consist of cash and certificates of deposit, accounts receivable, accounts payable and its revolving credit facility, when utilized. The Company believes that the recorded values of its financial instruments approximate their fair values due to their nature and respective durations.

15. Selected Quarterly Financial Information (unaudited)

The following table summarizes the Fiscal 2013 and Fiscal 2012 quarterly results (in thousands, except for share data):

	Fiscal Quarter Ended
	March	June	September	December
Fiscal Year Ended December 28, 2013
Net sales	$279,087	$279,483	$272,472	$256,427
Gross profit	101,642	97,257	93,053	85,694
Income from operations	34,681	30,584	26,102	18,925
Net income	20,797	18,262	16,268	11,219
Net income per common share:
Basic	$0.70	$0.61	$0.54	$0.37
Diluted	$0.68	$0.60	$0.53	$0.37
Fiscal Year Ended December 29, 2012
Net sales	$248,051	$244,981	$238,994	$218,876
Gross profit	88,336	85,755	82,500	76,391
Income from operations	30,429	27,704	24,768	16,471
Net income	18,261	16,595	16,291	9,678
Net income per common share:
Basic	$0.63	$0.57	$0.55	$0.32
Diluted	$0.61	$0.55	$0.54	$0.32

The Company incurred acquisition and integration costs of approximately $4.3 million in Fiscal 2013 ($2.0 million, $0.9 million, $0.9 million and $0.5 million in the first, second, third and fourth quarters of Fiscal 2013, respectively) related to the acquisition of Super Supplements. In addition, the Company recognized proceeds from insurance recoveries from Super Storm Sandy of approximately $1.1 million in Fiscal 2013 ($0.2 million and $0.9 million in the first and second quarters of Fiscal 2013, respectively).

In the fourth quarter of Fiscal 2012, the impact of Super Storm Sandy resulted in a reduction of net sales of approximately $3.0 million and the resulting impact on net income was a loss of approximately $1.2 million. In addition, the Company incurred costs of approximately $1.3 million in the fourth quarter of Fiscal 2012 related to the acquisition of Super Supplements which is included in selling, general and administrative expenses in the consolidated statements of income. The Company incurred start up costs of approximately $0.8 million in Fiscal 2012 related to Vitapath Canada Limited of which approximately $0.4 million was incurred in the fourth quarter of Fiscal 2012.