Form 10-Q
period 2014-03-29
Vitamin Shoppe, Inc.
filed 2014-05-07
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

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

As of April 21, 2014, Vitamin Shoppe, Inc. had 30,780,639 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 , as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). We caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, new stores, working capital, liquidity, capital expenditures, capital needs and interest costs, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements”. You can identify these statements by forward-looking words such as “may”, “expect”, “intend”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “outlook”, “trends”, “future benefits”, “strategies”, “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2.–Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, in “Part I, Item 1A. –Risk Factors” and “Part II, Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the fiscal year ended December 28, 2013 (the “Fiscal 2013 Form 10-K”), and in the Company’s other reports on Forms 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time.

Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the vitamin, mineral and supplement industry, continued demand from the primary markets the Company serves, consumer perception of our products, the availability of raw materials, as well as economic conditions generally and factors more specific to the Company such as restrictions imposed by the Company’s revolving credit facility including financial covenants and limitations on the Company’s ability to incur additional indebtedness and the Company’s future capital requirements. See “Item 1A – Risk Factors” in the Fiscal 2013 Form 10-K for further discussion.

Except as required by law, the Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (unaudited) as of March 29, 2014 and December 28, 2013	3
	Condensed Consolidated Statements of Income (unaudited) for the three months ended March 29, 2014 and March 30, 2013	4
	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 29, 2014 and March 30, 2013	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 29, 2014 and March 30, 2013	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
Signatures		23
EX 31.1
EX 31.2
EX 32.1
EX 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 29, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$87,826	$74,036
Inventories	169,375	163,921
Prepaid expenses and other current assets	29,881	37,228

Total current assets	287,082	275,185
Property and equipment, net of accumulated depreciation and amortization of $215,513 and $207,928 in 2014 and 2013, respectively	119,769	120,142
Goodwill	210,633	210,633
Other intangibles, net	71,182	71,264
Other assets	4,977	4,840

Total assets	$693,643	$682,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,229	$39,106
Accrued expenses and other current liabilities	51,911	63,738

Total current liabilities	87,140	102,844
Deferred income taxes	13,155	11,588
Deferred rent	36,161	36,032
Other long-term liabilities	2,921	3,260
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at March 29, 2014 and December 28, 2013	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 30,687,206 shares issued and 30,678,625 shares outstanding at March 29, 2014, and 30,531,550 shares issued and 30,525,234 shares outstanding at December 28, 2013	307	305
Additional paid-in capital	307,854	302,314
Treasury stock, at cost; 8,581 shares at March 29, 2014 and 6,316 shares at December 28, 2013	(374)	(280)
Accumulated other comprehensive loss	(117)	(86)
Retained earnings	246,596	226,087

Total stockholders’ equity	554,266	528,340

Total liabilities and stockholders’ equity	$693,643	$682,064

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net sales	$307,836	$279,087
Cost of goods sold	198,367	177,445

Gross profit	109,469	101,642
Selling, general and administrative expenses	75,222	66,961

Income from operations	34,247	34,681
Interest expense, net	85	105

Income before provision for income taxes	34,162	34,576
Provision for income taxes	13,653	13,779

Net income	$20,509	$20,797

Weighted average common shares outstanding
Basic	30,214,684	29,919,356
Diluted	30,750,265	30,494,915
Net income per common share
Basic	$0.68	$0.70
Diluted	$0.67	$0.68

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net income	$20,509	$20,797
Other comprehensive loss:
Foreign currency translation adjustments	(31)	(39)

Other comprehensive loss	(31)	(39)

Comprehensive income	$20,478	$20,758

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income	$20,509	$20,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	8,040	6,335
Amortization of deferred financing fees	32	20
Deferred income taxes	427	177
Deferred rent	(141)	73
Equity compensation expense	1,912	1,850
Tax benefits on exercises of stock options	(1,625)	(304)
Changes in operating assets and liabilities:
Inventories	(5,460)	(532)
Prepaid expenses and other current assets	8,488	(3,051)
Other assets	(158)	(233)
Accounts payable	(3,880)	4,489
Accrued expenses and other current liabilities	(10,651)	(19,616)
Other long-term liabilities	1,525	1,145

Net cash provided by operating activities	19,018	11,150

Cash flows from investing activities:
Capital expenditures	(8,515)	(11,843)
Acquisition of Super Supplements	—	(50,310)
Trademarks and other intangible assets	(179)	(96)

Net cash used in investing activities	(8,694)	(62,249)

Cash flows from financing activities:
Payments of capital lease obligations	(39)	(21)
Proceeds from exercises of common stock options	1,788	473
Issuance of shares under employee stock purchase plan	216	415
Tax benefits on exercises of stock options	1,625	304
Purchases of treasury stock	(94)	—
Deferred financing fees	(16)	—

Net cash provided by financing activities	3,480	1,171

Effect of exchange rate changes on cash and cash equivalents	(14)	(27)

Net increase (decrease) increase in cash and cash equivalents	13,790	(49,955)
Cash and cash equivalents beginning of period	74,036	81,168

Cash and cash equivalents end of period	$87,826	$31,213

Supplemental disclosures of cash flow information:
Interest paid	$58	$88
Income taxes paid	$588	$15,366
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$6,030	$5,698

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

Vitamin Shoppe, Inc. (“VSI”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “Industries”) and Industries’ wholly-owned subsidiaries, VS Direct Inc. (“Direct”), Vitamin Shoppe Mariner, Inc. (“VSM”), Vitamin Shoppe Global, Inc. (“VSG”) and Vitapath Canada Limited (“VCL”, and, together with Industries, Direct, VSM, VSG and VSI, the “Company”), is a leading multi-channel specialty retailer of nutritional products. Sales of both national brands and proprietary brands of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products (“VMS products”) are made through VSI-operated retail stores, the internet and mail order catalogs to customers located primarily in the United States. VSI operates from its headquarters in North Bergen, New Jersey.

The condensed consolidated financial statements as of March 29, 2014 and for the three months ended March 29, 2014 and March 30, 2013, are unaudited. The condensed consolidated balance sheet as of December 28, 2013 was derived from our audited financial statements. All intercompany transactions and balances have been eliminated in consolidation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K for the fiscal year ended December 28, 2013, as filed with the Securities and Exchange Commission on February 25, 2014 (the “Fiscal 2013 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week period, ending on the last Saturday in December. The results for the three months ended March 29, 2014 and March 30, 2013, are each based on 13-week periods, respectively.

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, Inc. (“Super Supplements”), a specialty retailer of vitamins, minerals, specialty supplements and sports nutrition, including 31 retail locations in Washington, Oregon and Idaho, a distribution center in Seattle, Washington and an e-commerce business. The total purchase price was $50.5 million in cash and the assumption of certain liabilities. From February 15, 2013 through March 30, 2013 the acquired business generated net sales of $10.3 million and net income of $0.2 million, excluding acquisition and integration costs.

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

2.	Goodwill and Intangible Assets

The following table discloses the carrying value of all intangible assets (in thousands):

	March 29, 2014			December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Goodwill	$210,633	$—	$210,633	$210,633	$—	$210,633
Tradenames—Indefinite-lived	68,405	—	68,405	68,405	—	68,405
Tradenames—Definite-lived	3,741	1,015	2,726	3,562	785	2,777
Intangibles related to asset purchase	2,950	2,899	51	2,950	2,868	82

	$285,729	$3,914	$281,815	$285,550	$3,653	$281,897

The useful lives of the Company’s definite-lived intangible assets are between 3 to 15 years. The expected amortization expense on definite-lived intangible assets on the Company’s condensed consolidated balance sheet at March 29, 2014, is as follows (in thousands):

Remainder of Fiscal 2014	$751
Fiscal 2015	933
Fiscal 2016	233
Fiscal 2017	133
Fiscal 2018	132
Thereafter	595

$2,777

3.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 29, 2014	December 28, 2013
Deferred sales	$8,773	$21,712
Accrued salaries and related expenses	7,279	9,940
Sales tax payable and related expenses	7,013	6,334
Accrued fixed asset additions	5,195	6,286
Other accrued expenses	23,651	19,466

	$51,911	$63,738

4.	Credit Arrangements

As of March 29, 2014 and as of December 28, 2013, the Company had no outstanding debt.

Revolving Credit Facility

The terms of the Revolving Credit Facility were amended on October 11, 2013, to, among other things, extend the maturity date to October 11, 2018. The Company may borrow up to $90.0 million subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Industries, Direct, VSM and VSG. The obligations thereunder are secured by a security interest in substantially all of the assets of VSI, Industries, Direct, VSM and VSG. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries, Direct, VSM and VSG have each guaranteed the obligations of the three respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting VSI, Industries, Direct, VSM and VSG. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. During the three months ended March 29, 2014 there were no borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.25% or 0.50% or the adjusted Eurodollar rate plus 1.25% or 1.50%, in each case with the higher spread applicable in the event that the aggregate amount of the borrowings under the Revolving Credit Facility exceeds 50% of the borrowing base availability under the Revolving Credit Facility. The unused available line of credit under the Revolving Credit Facility at March 29, 2014 was $89.0 million.

Interest expense, net for the three months ended March 29, 2014 and March 30, 2013 consists of the following (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Fees on the revolving credit facility and other interest	$65	$96
Amortization of deferred financing fees	32	20
Interest income	(12)	(11)

Interest expense, net	$85	$105

5.	Stock Based Compensation

Equity Incentive Plans- The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”). As of March 29, 2014, there were 2,623,853 shares available to grant under both plans.

The following table summarizes restricted shares for the 2009 Plan as of March 29, 2014 and changes during the three month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 28, 2013	396,360	$43.83
Granted	4,092	$41.51
Vested	(5,504)	$52.76
Canceled/forfeited	(735)	$42.52

Unvested at March 29, 2014	394,213	$43.68

The following table summarizes stock options for the 2006 and 2009 Plans as of March 29, 2014 and changes during the three month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2013	938,664	$19.92
Granted	—	—
Exercised	(140,125)	$12.75
Canceled/forfeited	(117)	$34.19

Outstanding at March 29, 2014	798,422	$21.17	4.03	$20,140

Vested or expected to vest at March 29, 2014	758,102	$21.17	4.03

Vested and exercisable at March 29, 2014	676,347	$18.97	3.51	$18,492

The total intrinsic value of options exercised during the three months ended March 29, 2014 and March 30, 2013, was $4.7 million and $0.7 million, respectively. The cash received from options exercised during the three months ended March 29, 2014 and March 30, 2013 was $1.8 million and $0.5 million, respectively.

The following table summarizes restricted share units for the 2009 Plan as of March 29, 2014 and changes during the three month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 28, 2013	6,414	$56.08
Granted	9,280	$51.71
Vested	(6,414)	$56.08
Canceled/forfeited	—	—

Unvested at March 29, 2014	9,280	$51.71

The weighted-average grant date fair value of stock options granted during the three months ended March 29, 2014 and March 30, 2013, was $15.60 and $36.44, respectively. These valuations represent the fair value of subsequent annual tranches of performance based stock option grants. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 29, 2014	March 30, 2013
Expected dividend yield	0.0%	0.0%
Weighted average expected volatility	35.9%	42.7%
Weighted average risk-free interest rate	1.2%	0.7%
Expected holding period	4.00 years	4.50 years

Compensation expense attributable to stock based compensation for the three months ended March 29, 2014 and March 30, 2013, was approximately $1.9 million and $1.8 million, respectively. As of March 29, 2014, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares and restricted share units to be expensed in future periods is $7.4 million, and the related weighted-average period over which it is expected to be recognized is 1.4 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares and restricted share units as of March 29, 2014 is approximately $0.4 million.

6.	Advertising Costs

The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. Advertising expense was $5.5 million and $5.6 million for the three months ended March 29, 2014 and March 30, 2013, respectively.

7.	Net Income Per Share

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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three Months Ended
	March 29, 2014	March 30, 2013
Numerator:
Net income	$20,509	$20,797

Denominator:
Basic weighted average common shares outstanding	30,214,684	29,919,356
Effect of dilutive securities:
Stock options	323,029	454,953
Restricted shares	211,244	118,023
Restricted share units	1,308	2,583

Diluted weighted average common shares outstanding	30,750,265	30,494,915

Basic net income per common share	$0.68	$0.70

Diluted net income per common share	$0.67	$0.68

Stock options and restricted shares for the three months ended March 29, 2014 and March 30, 2013 in the amount of 25,941 shares and 25,203 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

8.	Legal Proceedings

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. As of March 29, 2014, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

9.	Segment Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate costs. The retail segment primarily includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of VMS products through Vitamin Shoppe, Super Supplements and Vitapath retail stores in the United States, Puerto Rico and in Canada. The direct segment generates revenue through the sale of VMS products primarily through the Company’s websites and catalog. The Company’s websites at www.vitaminshoppe.com and www.supersup.com offer customers online access to a full assortment of approximately 26,000 SKUs. Corporate costs represent all other expenses not allocated to the retail or direct segments which include, but are not limited to: human resources, legal, retail management, direct management, finance, information technology, depreciation and amortization, and various other corporate level activity related expenses. There are no inter-segment sales transactions.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 2. Summary of Significant Accounting Policies in the Fiscal 2013 Form 10-K. The Company has allocated $165.3 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Net sales:
Retail	$272,468	$248,422
Direct	35,368	30,665

Net sales	$307,836	$279,087

Income from operations:
Retail	$56,699	$55,175
Direct	7,025	5,876
Corporate costs (1)	(29,477)	(26,370)

Income from operations	$34,247	$34,681

(1)	Corporate costs for the three months ended March 29, 2014 include $8.0 million of depreciation and amortization expenses and $1.8 million of costs related to manufacturing acquisition opportunities and integration costs. Corporate costs for the three months ended March 30, 2013 include depreciation and amortization expenses of $6.3 million and $2.0 million of costs related to the acquisition and integration of Super Supplements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q. The discussion in this section contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “expect”, “intend”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “outlook”, “trends”, “future benefits”, “strategies”, “goals” and similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, capital resources, liquidity, capital expenditures, new stores, retail inflation, additional financings or borrowings and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in Item 1A-“Risk Factors” in our Fiscal 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2014 (the “Fiscal 2013 Form 10-K”).

Company Overview

We are a leading multi-channel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. As of March 29, 2014, we operated 667 stores in 44 states, the District of Columbia, Puerto Rico and Ontario, Canada and sold our products directly to consumers through the internet, primarily at www.vitaminshoppe.com and www.supersup.com, and our catalog. We market over 900 different nationally recognized brands as well as our proprietary brands, which include Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt™, ProBioCare™ and Next Step™. We believe we offer one of the greatest varieties of products among vitamin, mineral and supplement (“VMS”) retailers with approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and approximately 18,000 additional SKUs available through our e-commerce and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, a specialty retailer of vitamins, minerals, specialty supplements and sports nutrition, including 31 retail locations in the Pacific Northwest, a distribution center in Seattle, Washington and an e-commerce business. The total purchase price was $50.5 million in cash and the assumption of certain liabilities.

Highlights for the First Quarter of Fiscal 2014

•	Total net sales increased 10.3%
•	Total comparable net sales increased 3.6%
•	E-commerce sales increased 17.0%
•	Diluted net income per common share of $0.67
•	Opened 9 new stores, including 1 in Canada

Segment Information

We sell our products through two operating segments: retail, which includes Vitamin Shoppe, Super Supplements and Vitapath retail store formats, and direct, which consists of our e-commerce and catalog formats.

Retail. Through our Vitamin Shoppe, Super Supplements and Vitapath retail stores, we believe we operate a unique retail store concept in the VMS industry, which has been successful in diverse geographic and demographic markets, ranging from urban locations in New York City to suburban locations in Plantation, Florida and Manhattan Beach, California. Our stores carry a broad selection of VMS products and are staffed with experienced and knowledgeable employees (“Health Enthusiasts”) who are able to inform our customers about product features and assist in product selection.

We continue to pursue new store growth. Since the beginning of 2012 through March 29, 2014, we have opened 115 new stores and acquired 31 stores, expanding our presence in our existing markets as well as entering new markets. We expect our new stores to reach sales more consistent with our mature store base over an approximate four to five year time period. In addition, our new stores since the beginning of Fiscal 2013 average approximately 3,000 square feet compared to the average of our total store portfolio of approximately 3,600 square feet. This strategy has allowed us to increase our sales per square foot without impacting the breadth of our product assortment.

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

Trends and Other Factors Affecting Our Business

Our performance is affected by industry trends including demographic, health and lifestyle preferences, as well as, other factors, which we may not foresee. For example, our industry is subject to potential regulatory actions and other legal matters that could affect the viability of a given product. Variable consumer trends, such as those described in the following paragraph, as well as the overall impact on consumer spending, which may be affected heavily by current economic conditions, can dramatically affect purchasing patterns. Our business allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives. We will continue to diversify our product lines in the attempt to offer items less susceptible to the effects of economic conditions. Additionally, our performance is affected by competitive trends such as changes in promotional strategies or expansion of product assortment by various competitors.

Our performance is also affected by trends in product mix and channel penetration. While our sports nutrition category continues to be among our fastest growing categories, product margins within the sports nutrition category are historically lower than other product categories. In addition, our e-commerce sales growth rate is expected to be higher than the sales growth rate for our retail stores. As our e-commerce business has historically operated at a lower gross margin than our retail stores, the increased penetration of the e-commerce channel may adversely affect our gross margins.

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

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2012, we have opened 115 stores, acquired 31 stores and as of March 29, 2014 operate 667 stores located in 44 states, the District of Columbia, Puerto Rico and Ontario, Canada.

New stores typically require approximately four to five years to mature generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin. In addition, we have reduced the average store size since Fiscal 2010, as we have improved our inventory replenishment systems. Our new stores beginning in Fiscal 2013 are approximately 3,000 square feet compared to our mature stores which are approximately 3,600 square feet. Additionally, stores opened in new markets have lower brand awareness compared to stores in existing markets, and as a result initially experience a lower sales volume than stores opened in existing markets. As a result of these trends, our recently opened stores have produced lower than historical total sales trends. As these stores mature, we expect them to contribute meaningfully to our operating results.

With the opening of our Ashland, Virginia distribution center in Fiscal 2013, the Company plans to increase volume and productivity of this facility through Fiscal 2014 and as a result expects higher supply chain costs as a percentage of sales in early Fiscal 2014. The Company expects supply chain costs as a percentage of sales to decline in subsequent periods.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our financial statements for Fiscal 2013, Fiscal 2012, and Fiscal 2011 in the Fiscal 2013 Form 10-K. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Fiscal 2013 Form 10-K. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of our Board of Directors has reviewed the disclosures relating to them. Management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Fiscal 2013 Form 10-K.

General Definitions for Operating Results

Net Sales consist of sales, net of sales returns, deferred sales and a provision for estimated future returns, from comparable and non comparable sales. Total comparable net sales includes sales generated by retail stores after 410 days of operation, e-commerce sales, and sales generated by acquired retail stores from the Super Supplements acquisition after 365 days.

Cost of goods sold, includes the cost of inventory sold, costs of warehousing and distribution and store occupancy costs and excludes depreciation and amortization that is included within selling, general and administrative expenses. Warehousing and distribution costs, which are capitalized into inventory and then expensed as merchandise is sold, include freight to transfer merchandise, rent for the distribution centers and costs associated with our buying department and distribution facilities, including payroll. Store occupancy costs include rent, common area maintenance, real estate taxes and utilities.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Net sales	$307,836	$279,087
Increase in total comparable net sales (1)	3.6%	5.4%
Increase in comparable store net sales	2.3%	4.5%
Gross profit as a percent of net sales	35.6%	36.4%
Income from operations	$34,247	$34,681

(1)	Total comparable net sales are comprised of comparable retail store sales and e-commerce sales.

The following table shows the growth in our network of stores during the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29,	March 30,
	2014	2013
Store Data:
Stores open at beginning of period	659	579
Stores opened	9	13
Stores acquired	—	31
Stores closed	(1)	(2)

Stores open at end of period	667	621

Total retail square footage at end of period (in thousands)	2,417	2,280
Average store square footage at end of period	3,623	3,671

Results of Operations

The information presented below is for the three months ended March 29, 2014 and March 30, 2013 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three months ended March 29, 2014 and March 30, 2013 as a percentage of net sales:

	Three Months Ended
	March 29,	March 30,
	2014	2013
Net sales	100.0%	100.0%
Cost of goods sold	64.4%	63.6%

Gross profit	35.6%	36.4%
Selling, general and administrative expenses	24.4%	24.0%

Income from operations	11.1%	12.4%
Interest expense, net	0.0%	0.0%

Income before provision for income taxes	11.1%	12.4%
Provision for income taxes	4.4%	4.9%

Net income	6.7%	7.5%

Figures may not sum due to rounding.

Three Months Ended March 29, 2014 Compared To Three Months Ended March 30, 2013

Net Sales

Net sales increased $28.7 million, or 10.3%, to $307.8 million for the three months ended March 29, 2014 compared to $279.1 million for the three months ended March 30, 2013. The increase was the result of an increase in our total comparable net sales of $9.9 million, or 3.6%, as well as an increase in our non-comparable sales of $18.8 million. Sales increased primarily in the categories of sports nutrition and specialty supplements, which increased $13.3 million and $4.1 million, respectively. The sports nutrition category continues to be among our fastest growing categories.

Retail

Net sales from our retail stores increased $24.0 million, or 9.7%, to $272.5 million for the three months ended March 29, 2014 compared to $248.4 million for the three months ended March 30, 2013. We operated 667 stores as of March 29, 2014 compared to 621 stores as of March 30, 2013. Store sales increased due to an increase in comparable retail store sales of $5.7 million, or 2.3%, and an increase in non-comparable store sales of $18.3 million, which includes $9.4 million from Super Supplements stores. The increase in comparable store sales was primarily driven by customer traffic.

Direct

Net sales to our direct customers increased $4.7 million, or 15.3%, to $35.4 million for the three months ended March 29, 2014 compared to $30.7 million for the three months ended March 30, 2013. The increase in our direct sales was due to an increase in our e-commerce sales of 17.0% which was offset in part by a decrease in our catalog sales. The increase in e-commerce sales was largely due to continued efficiency in customer acquisition and retention marketing programs. We continue to reduce our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in light of the growth of on-line shopping.

Cost of Goods Sold

Cost of goods sold, which includes product, warehouse and distribution and occupancy costs, increased $20.9 million, or 11.8%, to $198.4 million for the three months ended March 29, 2014 compared to $177.4 million for the three months ended March 30, 2013. The dollar increase was primarily due to an increase in sales for the three months ended March 29, 2014, as compared to the three months ended March 30, 2013. Cost of goods sold as a percentage of net sales increased to 64.4% for the three months ended March 29, 2014, compared to 63.6% for the three months ended March 30, 2013. The increase of cost of goods sold as a percentage of net sales was primarily due to changes in product mix and channel penetration as well as supply chain costs related to the new distribution center which began operations in the third quarter of Fiscal 2013.

Gross Profit

As a result of the foregoing, gross profit increased $7.8 million, or 7.7%, to $109.5 million for the three months ended March 29, 2014 compared to $101.6 million for the three months ended March 30, 2013. Gross profit as a percentage of sales decreased to 35.6% for the three months ended March 29, 2014 compared to 36.4% for the three months ended March 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.3 million, or 12.3%, to $75.2 million during the three months ended March 29, 2014, compared to $67.0 million during the three months ended March 30, 2013. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the three months ended March 29, 2014 increased to 24.4% compared to 24.0% for the three months ended March 30, 2013.

Operating payroll and related benefits increased $3.6 million, or 13.9%, to $29.4 million for the three months ended March 29, 2014 compared to $25.8 million for the three months ended March 30, 2013. Operating payroll and related benefits expenses as a percentage of net sales for the three months ended March 29, 2014 increased to 9.5% compared to 9.2% for the three months ended March 30, 2013. The increase in operating payroll and related benefits as a percentage of net sales is primarily the result of higher average wage rates for the three months ended March 29, 2014 compared to the three months ended March 30, 2013.

Advertising and promotion expenses decreased $0.1 million, or 1.7%, to $5.5 million for the three months ended March 29, 2014 compared to $5.6 million for the three months ended March 30, 2013. Advertising and promotion expenses as a percentage of net sales decreased to 1.8% during the three months ended March 29, 2014 compared to 2.0% during the three months ended March 30, 2013.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $4.8 million, or 13.4%, to $40.4 million for the three months ended March 29, 2014 compared to $35.6 million for the three months ended March 30, 2013. The dollar increase in other selling, general and administrative expenses in the three months ended March 29, 2014 compared to the three months ended March 30, 2013 was primarily due to $1.8 million of costs related to manufacturing acquisition opportunities and integration costs, an increase in depreciation and amortization expense of $1.7 million and an increase in corporate payroll and benefits costs of $0.8 million partially offset by costs related to the acquisition and integration of Super Supplements of $2.0 million during the three months ended March 30, 2013. Other selling, general and administrative expenses as a percentage of net sales increased to 13.1% for the three months ended March 29, 2014 compared to 12.8% for the three months ended March 30, 2013.

Income from Operations

As a result of the foregoing, income from operations decreased $0.4 million, or 1.3%, to $34.2 million for the three months ended March 29, 2014 compared to $34.7 million for the three months ended March 30, 2013. Income from operations as a percentage of net sales decreased to 11.1% during the three months ended March 29, 2014 as compared to 12.4% during the three months ended March 30, 2013.

Retail

Income from operations for the retail segment increased $1.5 million, or 2.8%, to $56.7 million for the three months ended March 29, 2014 compared to $55.2 million for the three months ended March 30, 2013. Income from operations as a percentage of net sales for the retail segment decreased to 20.8% for the three months ended March 29, 2014 compared to 22.2% for the three months ended March 30, 2013. The decrease as a percentage of net sales was primarily due to changes in product mix, supply chain costs related to the new distribution center and an increase to payroll related benefits costs.

Direct

Income from operations for the direct segment increased $1.1 million, or 19.6%, to $7.0 million for the three months ended March 29, 2014 compared to $5.9 million for the three months ended March 30, 2013. Income from operations as a percentage of net sales for the direct segment increased to 19.9% for the three months ended March 29, 2014 compared to 19.2% for the three months ended March 30, 2013. This increase was primarily due to a decrease in advertising costs as a percentage of net sales during the three months ended March 29, 2014 as compared to the three months ended March 30, 2013.

Corporate Costs

Corporate costs increased $3.1 million, or 11.8%, to $29.5 million during the three months ended March 29, 2014 compared to $26.4 million for the three months ended March 30, 2013. Corporate costs as a percentage of net sales increased to 9.6% for the three months ended March 29, 2014 compared to 9.4% for the three months ended March 30, 2013. The dollar increase in corporate costs in the three months ended March 29, 2014 compared to the three months ended March 30, 2013 was primarily due to $1.8 million of costs related to manufacturing acquisition opportunities and integration costs, an increase in depreciation and amortization expense of $1.7 million and an increase in corporate payroll and benefits costs of $0.8 million partially offset by costs related to the acquisition and integration of Super Supplements of $2.0 million during the three months ended March 30, 2013.

Provision for Income Taxes

We recognized $13.7 million of income tax expense during the three months ended March 29, 2014 compared to $13.8 million during the three months ended March 30, 2013. The effective tax rate for the three months ended March 29, 2014 was 40.0%, compared to 39.9% for the three months ended March 30, 2013.

Net Income

As a result of the foregoing, we generated net income of $20.5 million in the three months ended March 29, 2014 compared to net income of $20.8 million in the three months ended March 30, 2013.

Key Indicators of Liquidity and Capital Resources

The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	March 29, 2014	December 28, 2013
Balance Sheet Data:
Cash and cash equivalents	$87,826	$74,036
Working capital	199,942	172,341
Total assets	693,643	682,064

	Three Months Ended
	March 29, 2014	March 30, 2013
Other Information:
Depreciation and amortization of fixed and intangible assets	$8,040	$6,335
Cash Flows Provided By (Used In):
Operating activities	$19,018	$11,150
Investing activities	(8,694)	(62,249)
Financing activities	3,480	1,171
Effect of exchange rate changes on cash and cash equivalents	(14)	(27)

Net increase (decrease) in cash and cash equivalents	$13,790	$(49,955)

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital, operating expenses and capital expenditures related primarily to the build-out of new stores, the remodeling of existing stores and information technology investments. Historically, we have financed our requirements predominately through internally generated cash flow, supplemented with short-term financing. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our revolving credit facility, will be sufficient to meet our working capital needs for the next twelve months, our store growth plans, systems development and store improvements.

We plan to spend approximately $35 million to $40 million in capital expenditures during Fiscal 2014, most of which will pertain to new stores we anticipate opening throughout this year, the remodeling of existing stores and information technology investments. Of the total capital expenditures projected for Fiscal 2014, we have invested $8.5 million during the three months ended March 29, 2014. We plan on opening approximately 60 new stores during Fiscal 2014, of which we have opened 9 stores as of March 29, 2014. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $155,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.

We were in compliance with all debt covenants relating to our Revolving Credit Facility as of March 29, 2014. We expect to be in compliance with these same debt covenants during the remainder of Fiscal 2014 as well.

Cash Provided by Operating Activities

Net cash provided by operating activities was $19.0 million for the three months ended March 29, 2014 as compared to $11.2 million for the three months ended March 30, 2013. The $7.9 million increase in cash flows from operating activities is primarily due to lower incentive compensation payments for the three months ended March 29, 2014 as compared to the three months ended March 30, 2013.

Cash Used in Investing Activities

Net cash used in investing activities was $8.7 million during the three months ended March 29, 2014 as compared to $62.2 million during the three months ended March 30, 2013. The $53.6 million decrease in cash used in investing activities is primarily due to the $50.3 million for the acquisition of Super Supplements and costs for the new distribution center during the three months ended March 30, 2013. Capital expenditures during the three months ended March 29, 2014 and March 30, 2013 were used primarily for the build-out of new stores and improvements to existing stores, as well as computer equipment related to those stores. The Company opened 9 new stores during the three months ended March 29, 2014 as compared to 13 new stores during the three months ended March 30, 2013.

Cash Provided by Financing Activities

Net cash provided by financing activities was $3.5 million for the three months ended March 29, 2014, as compared to $1.2 million for the three months ended March 30, 2013. The $2.3 million increase in cash provided by financing activities is primarily due to an increase in the proceeds from exercises of stock options and an increase in the tax benefits on exercises of stock options for the three months ended March 29, 2014 as compared to the three months ended March 30, 2013.

Revolving Credit Facility

The terms of our Revolving Credit Facility, as amended on October 11, 2013, extend through October 11, 2018, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 4. Credit Arrangements in the Notes to Condensed Consolidated Financial Statements. During the three months ended March 29, 2014 there were no borrowings under the Revolving Credit Facility. The unused available line of credit under the Revolving Credit Facility at March 29, 2014 was $89.0 million.

Contractual Obligations and Commercial Commitments

As of March 29, 2014, there have been no material changes with respect to our contractual obligations since December 28, 2013. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2013 Form 10-K.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. The company has commitments for its operating leases, primarily related to its stores and corporate facilities, which are not reflected on our balance sheet. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2013 Form 10-K.

Effects of Inflation

We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the first quarter of Fiscal 2014, retail price inflation was at a rate below historical trends. During the remainder of Fiscal 2014, we anticipate retail inflation to occur at a rate more consistent with past trends. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.

Recent Accounting Pronouncements

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on current information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s market risks relate primarily to changes in interest rates if there were outstanding indebtedness, however, the Company had no outstanding debt as of March 29, 2014. Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows.

Our Revolving Credit Facility carries a floating interest rate and, therefore, our statements of income and our cash flows would be exposed to changes in interest rates if there was indebtedness under our Revolving Credit Facility.

Foreign Currency Risk

The Company is minimally exposed to foreign currency exchange risk. We lease and operate three stores in Canada. Sales made from the Canadian stores are made in Canadian dollars. The Company does not currently hedge against the risk of exchange rate fluctuations. At March 29, 2014, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would not have materially affected our consolidated financial statements.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 29, 2014, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 29, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Fiscal 2013 Form 10-K. There has not been a material change to the risk factors set forth in the Fiscal 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 29, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2014.

VITAMIN SHOPPE, INC.

By:	/s/ Anthony N. Truesdale
Anthony N. Truesdale
Chief Executive Officer

By	/s/ Brenda Galgano
Brenda Galgano
EVP and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 29, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements