Form 10-Q
period 2014-06-28
Vitamin Shoppe, Inc.
filed 2014-08-05
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

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

As of July 18, 2014, Vitamin Shoppe, Inc. had 30,891,135 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 , as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). We caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, new stores, integration of acquisitions, working capital, liquidity, capital expenditures, capital needs and interest costs, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements”. You can identify these statements by forward-looking words such as “may”, “expect”, “intend”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “outlook”, “trends”, “future benefits”, “strategies”, “goals” and similar words. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2.–Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, in “Part I, Item 1A. –Risk Factors” and “Part II, Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the fiscal year ended December 28, 2013 (the “Fiscal 2013 Form 10-K”), and in the Company’s other reports on Forms 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time.

Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the vitamin, mineral and supplement industry, continued demand from the primary markets the Company serves, consumer perception of our products, the availability of raw materials, as well as economic conditions generally and factors more specific to the Company such as compliance with manufacturing regulations, certifications and practices and restrictions imposed by the Company’s revolving credit facility including financial covenants and limitations on the Company’s ability to incur additional indebtedness and the Company’s future capital requirements. See “Item 1A – Risk Factors” in the Fiscal 2013 Form 10-K for further discussion.

Except as required by law, the Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 28, 2014	December 28, 2013
ASSETS

Current assets:
Cash and cash equivalents	$15,026	$74,036
Accounts receivable, net of allowance of $864 in 2014	11,497	—
Inventories	188,510	163,921
Prepaid expenses and other current assets	42,031	37,228

Total current assets	257,064	275,185
Property and equipment, net of accumulated depreciation and amortization of $222,873 and $207,928 in 2014 and 2013, respectively	131,134	120,142
Goodwill	241,020	210,633
Other intangibles, net	89,792	71,264
Other assets	2,861	4,840

Total assets	$721,871	$682,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,848	$39,106
Accrued expenses and other current liabilities	62,532	63,738

Total current liabilities	92,380	102,844
Deferred income taxes	15,034	11,588
Deferred rent	38,091	36,032
Other long-term liabilities	702	3,260
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at June 28, 2014 and December 28, 2013	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 30,938,110 shares issued and 30,884,883 shares outstanding at June 28, 2014, and 30,531,550 shares issued and 30,525,234 shares outstanding at December 28, 2013	309	305
Additional paid-in capital	314,445	302,314
Treasury stock, at cost; 53,227 shares at June 28, 2014 and 6,316 shares at December 28, 2013	(2,510)	(280)
Accumulated other comprehensive loss	(102)	(86)
Retained earnings	263,522	226,087

Total stockholders’ equity	575,664	528,340

Total liabilities and stockholders’ equity	$721,871	$682,064

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net sales	$306,218	$279,483	$614,054	$558,570
Cost of goods sold	203,311	182,226	401,678	359,671

Gross profit	102,907	97,257	212,376	198,899
Selling, general and administrative expenses	74,741	66,673	149,963	133,634

Income from operations	28,166	30,584	62,413	65,265
Interest expense, net	100	106	185	211

Income before provision for income taxes	28,066	30,478	62,228	65,054
Provision for income taxes	11,140	12,216	24,793	25,995

Net income	$16,926	$18,262	$37,435	$39,059

Weighted average common shares outstanding
Basic	30,436,210	29,970,366	30,325,447	29,944,861
Diluted	30,842,733	30,482,586	30,796,499	30,488,751
Net income per common share
Basic	$0.56	$0.61	$1.23	$1.30
Diluted	$0.55	$0.60	$1.22	$1.28

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$16,926	$18,262	$37,435	$39,059
Other comprehensive income (loss):
Foreign currency translation adjustments	15	—	(16)	(39)

Other comprehensive income (loss)	15	—	(16)	(39)

Comprehensive income	$16,941	$18,262	$37,419	$39,020

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013

Cash flows from operating activities:
Net income	$37,435	$39,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	16,447	13,064
Gain on insurance recoveries	—	(1,079)
Amortization of deferred financing fees	67	40
Deferred income taxes	2,312	539
Deferred rent	(218)	142
Equity compensation expense	3,795	4,361
Proceeds from insurance recoveries	—	757
Tax benefits on exercises of stock options	(3,662)	(712)
Changes in operating assets and liabilities:
Accounts receivable	1,051	—
Inventories	(2,521)	(3,008)
Prepaid expenses and other current assets	(2,871)	(3,425)
Other assets	2,456	(718)
Accounts payable	(16,306)	8,773
Accrued expenses and other current liabilities	(5,206)	(14,437)
Other long-term liabilities	3,207	1,579

Net cash provided by operating activities	35,986	44,935

Cash flows from investing activities:
Capital expenditures	(19,018)	(23,837)
Acquisition of FDC Vitamins, LLC	(81,538)	—
Acquisition of Super Supplements	—	(50,310)
Trademarks and other intangible assets	(407)	(262)
Proceeds from insurance recoveries	—	322

Net cash used in investing activities	(100,963)	(74,087)

Cash flows from financing activities:
Payments of capital lease obligations	(78)	(43)
Proceeds from exercises of common stock options	4,204	1,667
Issuance of shares under employee stock purchase plan	473	637
Tax benefits on exercises of stock options	3,662	712
Purchases of treasury stock	(2,230)	(143)
Deferred financing fees	(40)	—

Net cash provided by financing activities	5,991	2,830

Effect of exchange rate changes on cash and cash equivalents	(24)	(10)

Net decrease in cash and cash equivalents	(59,010)	(26,332)
Cash and cash equivalents beginning of period	74,036	81,168

Cash and cash equivalents end of period	$15,026	$54,836

Supplemental disclosures of cash flow information:
Interest paid	$136	$179
Income taxes paid	$21,417	$31,920

Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$5,337	$5,097

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

Vitamin Shoppe, Inc. (“VSI”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “Industries”) and Industries’ wholly-owned subsidiaries, VS Direct Inc. (“Direct”), Vitamin Shoppe Mariner, Inc. (“VSM”), VS Hercules LLC (“VSH”), Vitamin Shoppe Global, Inc. (“VSG”) and Vitapath Canada Limited (“VCL”, and, together with Industries, Direct, VSM, VSH, VSG and VSI, the “Company”), is a multi-channel specialty retailer and contract manufacturer of nutritional products. Sales of both national brands and proprietary brands of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products (“VMS products”) are made through VSI-operated retail stores, the internet and mail order catalogs to customers located primarily in the United States. In addition, the Company manufactures products for both sales to third parties as well as for the VSI product assortment. VSI operates from its headquarters in North Bergen, New Jersey.

The condensed consolidated financial statements as of June 28, 2014 and for the three and six months ended June 28, 2014 and June 29, 2013, are unaudited. The condensed consolidated balance sheet as of December 28, 2013 was derived from our audited financial statements. All intercompany transactions and balances have been eliminated in consolidation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K for the fiscal year ended December 28, 2013, as filed with the Securities and Exchange Commission on February 25, 2014 (the “Fiscal 2013 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week period, ending on the last Saturday in December. The results for the three and six months ended June 28, 2014 and June 29, 2013, are each based on 13-week and 26-week periods, respectively.

On June 6, 2014, the Company acquired all of the outstanding shares of FDC Vitamins, LLC d/b/a Nutri-Force Nutrition (“Nutri-Force”), a company which provides custom manufacturing and private labeling of vitamins, dietary supplements, nutraceuticals and nutritional supplements, as well as, develops and markets its own branded products. The total purchase price is expected to be approximately $85.6 million, including $4.0 million of contingent consideration. Refer to Note 2. Acquisition for additional information.

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

Except as noted below, the Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on its results of operations, financial condition, or cash flows, based on current information.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company for annual reporting periods beginning after December 15, 2016 and early application of ASU 2014-09 is not permitted for public companies. The Company is evaluating ASU 2014-09 to determine if this guidance will have a material impact on the Company’s condensed consolidated financial statements.

2.	Acquisition

On June 6, 2014, the Company acquired all of the outstanding shares of Nutri-Force. The total purchase price for the acquisition is expected to be approximately $85.6 million, subject to a post-closing working capital adjustment, including $4.0 million of contingent consideration. The contingent consideration arrangement requires additional cash, up to a maximum of $5.0 million, to be paid by the Company based on the achievement of fiscal year 2014 operating performance targets. The fair value of the contingent consideration on the acquisition date was estimated by applying a probability weighted income approach. The acquisition was funded by cash on hand.

The Company has recorded its preliminary accounting for this acquisition in accordance with accounting guidance on business combinations. The acquisition resulted in goodwill primarily related to the expected benefits resulting from vertical integration as well as growth opportunities. The Company recorded $2.0 million and $3.5 million of acquisition related costs for the three and six months ended June 28, 2014, respectively, which are included in the condensed consolidated statement of income within selling, general and administrative expenses.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values. On a preliminary basis, the results have been included in the corporate and other reporting segment. The preliminary allocation is as follows (in thousands):

As of June 6, 2014

Consideration transferred	$81,538
Estimated contingent consideration	4,041

Total consideration	$85,579

Less: net identifiable assets acquired
Current assets	36,139
Non-current assets	10,008
Intangible assets	18,800
Current liabilities	(9,755)

Total net identifiable assets acquired	$55,192

Goodwill	$30,387

As a result of fair value accounting for the acquisition, current assets include an inventory valuation step-up of $4.9 million which will be expensed to cost of goods sold over the period the inventory is sold. Intangible assets consist of brands totaling $10.0 million, customer relationships of $7.5 million and internally-developed software of $1.3 million which are being amortized over their estimated useful lives of 18 years, 20 years and 5 years, respectively. The goodwill of $30.4 million is expected to be amortized for tax purposes.

From June 6, 2014 through June 28, 2014, the acquired business generated net sales to third parties of $4.2 million and a net loss of $0.9 million, excluding acquisition and integration costs. Pro forma results are not presented as the acquisition was not material to the Company’s condensed consolidated financial statements for the six months ended June 28, 2014 or Fiscal 2013.

3.	Inventories

The components of inventories are as follows (in thousands):

	June 28, 2014	December 28, 2013
Finished goods	$175,147	$163,921
Work-in-process	5,383	—
Raw materials	7,980	—

	$188,510	$163,921

4.	Goodwill and Intangible Assets

The following table discloses the carrying value of all intangible assets (in thousands):

	June 28, 2014			December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets
Goodwill	$241,020	$—	$241,020	$210,633	$—	$210,633
Tradenames - Indefinite-lived	68,405	—	68,405	68,405	—	68,405
Brands	10,000	46	9,954	—	—	—
Customer relationships	7,500	83	7,417	—	—	—
Tradenames - Definite-lived	3,969	1,251	2,718	3,562	785	2,777
Software	1,300	22	1,278	—	—	—
Intangibles related to asset purchase	2,950	2,930	20	2,950	2,868	82

	$335,144	$4,332	$330,812	$285,550	$3,653	$281,897

The useful lives of the Company’s definite-lived intangible assets are between 3 to 20 years. The expected amortization expense on definite-lived intangible assets on the Company’s condensed consolidated balance sheet at June 28, 2014, is as follows (in thousands):

Remainder of Fiscal 2014	$1,041
Fiscal 2015	2,146
Fiscal 2016	1,446
Fiscal 2017	1,346
Fiscal 2018	1,346
Thereafter	14,062

$21,387

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 28, 2014	December 28, 2013
Deferred sales	$13,607	$21,712
Accrued salaries and related expenses	7,724	9,940
Sales tax payable and related expenses	6,058	6,334
Accrued fixed asset additions	5,287	6,286
Other accrued expenses	29,856	19,466

	$62,532	$63,738

6.	Credit Arrangements

As of June 28, 2014 and December 28, 2013, the Company had no outstanding debt.

Revolving Credit Facility

The terms of the Revolving Credit Facility were amended on October 11, 2013, to, among other things, extend the maturity date to October 11, 2018. The Company may borrow up to $90.0 million subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Industries, Direct, VSM and VSG. The obligations thereunder are secured by a security interest in substantially all of the assets of VSI, Industries, Direct, VSM and VSG. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries, Direct, VSM and VSG have each guaranteed the obligations of the three respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting VSI, Industries, Direct, VSM and VSG. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. During the six months ended June 28, 2014 there were no borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.25% or 0.50% or the adjusted Eurodollar rate plus 1.25% or 1.50%, in each case with the higher spread applicable in the event that the aggregate amount of the borrowings under the Revolving Credit Facility exceeds 50% of the borrowing base availability under the Revolving Credit Facility. The unused available line of credit under the Revolving Credit Facility at June 28, 2014 was $89.0 million.

Interest expense, net for the three and six months ended June 28, 2014 and June 29, 2013 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Fees on the revolving credit facility and other interest	$66	$89	$131	$185
Amortization of deferred financing fees	35	20	67	40
Interest income	(1)	(3)	(13)	(14)

Interest expense, net	$100	$106	$185	$211

7.	Stock Based Compensation

Equity Incentive Plans- The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”). As of June 28, 2014, there were 2,534,614 shares available to grant under both plans.

The following table summarizes restricted shares for the 2009 Plan as of June 28, 2014 and changes during the six month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value

Unvested at December 28, 2013	396,360	$43.83
Granted	103,826	$45.97
Vested	(110,331)	$39.35
Canceled/forfeited	(10,809)	$51.78

Unvested at June 28, 2014	379,046	$45.49

The following table summarizes stock options for the 2006 and 2009 Plans as of June 28, 2014 and changes during the six month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 28, 2013	938,664	$19.92
Granted	—	—
Exercised	(295,017)	$14.25
Canceled/forfeited	(538)	$38.33

Outstanding at June 28, 2014	643,109	$22.50	4.17	$13,227

Vested or expected to vest at June 28, 2014	609,989	$22.50	4.17

Vested and exercisable at June 28, 2014	582,740	$21.01	3.89	$12,764

The total intrinsic value of options exercised during the six months ended June 28, 2014 and June 29, 2013, was $9.5 million and $2.0 million, respectively. The cash received from options exercised during the six months ended June 28, 2014 and June 29, 2013 was $4.2 million and $1.7 million, respectively.

The following table summarizes restricted share units for the 2009 Plan as of June 28, 2014 and changes during the six month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value

Unvested at December 28, 2013	6,414	$56.08
Granted	9,280	$51.71
Vested	(6,414)	$56.08
Canceled/forfeited	—	—

Unvested at June 28, 2014	9,280	$51.71

The weighted-average grant date fair value of stock options granted during the three and six months ended June 28, 2014 was $19.78 and $19.45, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended June 29, 2013 was $23.43 and $24.13, respectively. These valuations represent the fair value of subsequent annual tranches of performance based stock option grants. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average expected volatility	35.3%	39.0%	35.4%	39.2%
Weighted average risk-free interest rate	1.4%	0.6%	1.4%	0.6%
Expected holding period	4.00 - 4.43 years	4.00 - 4.93 years	4.00 - 4.43 years	4.00 - 4.93 years

Compensation expense attributable to stock based compensation for the three and six months ended June 28, 2014 was approximately $1.9 million and $3.8 million, respectively, and for the three and six months ended June 29, 2013, was approximately $2.5 million and $4.4 million, respectively. As of June 28, 2014, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares and restricted share units to be expensed in future periods is $10.0 million, and the related weighted-average period over which it is expected to be recognized is 1.6 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares and restricted share units as of June 28, 2014 is approximately $0.6 million.

Treasury Stock- As part of the Company’s stock plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the six months ended June 28, 2014, the Company purchased 46,911 shares in settlement of employees’ tax obligations for a total of $2.2 million. The Company accounts for treasury stock using the cost method.

8.	Advertising Costs

The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. Advertising expense was $4.6 million and $3.9 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and $10.1 and $9.4 million for the six months ended June 28, 2014 and June 29, 2013, respectively.

9.	Net Income Per Share

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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator:
Net income	$16,926	$18,262	$37,435	$39,059

Denominator:
Basic weighted average common shares outstanding	30,436,210	29,970,366	30,325,447	29,944,861

Effect of dilutive securities:
Stock options	255,090	387,322	289,059	421,138
Restricted shares	147,945	122,241	179,595	120,132
Restricted share units	3,488	2,657	2,398	2,620

Diluted weighted average common shares outstanding	30,842,733	30,482,586	30,796,499	30,488,751

Basic net income per common share	$0.56	$0.61	$1.23	$1.30

Diluted net income per common share	$0.55	$0.60	$1.22	$1.28

Stock options and restricted shares for the three months ended June 28, 2014 and June 29, 2013 in the amount of 18,054 shares and 30,546 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Stock options and restricted shares for the six months ended June 28, 2014 and June 29, 2013 in the amount of 21,998 shares and 27,875 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

10.	Legal Proceedings

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. As of June 28, 2014, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

11.	Segment Data

The Company currently operates two business segments, retail and direct. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments, retail and direct, as well as corporate and other costs. The retail segment primarily includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of VMS products through Vitamin Shoppe, Super Supplements and Vitapath retail stores in the United States, Puerto Rico and in Canada. The direct segment generates revenue through the sale of VMS products primarily through the Company’s websites and catalog. The Company’s websites at www.vitaminshoppe.com and www.supersup.com offer customers online access to a full assortment of approximately 25,000 SKUs. Corporate and other costs represent all other expenses not allocated to the retail or direct segments which include, but are not limited to: human resources, legal, retail management, direct management, finance, information technology, depreciation and amortization, and various other corporate level activity related expenses. In addition, the Company’s recently acquired manufacturing operations, which generated a net loss of $0.9 million during the three months ended June 28, 2014, are included in corporate and other costs. These manufacturing operations supply the retail and direct segments, along with various third parties, with finished products for sale. Management will evaluate the acquired manufacturing operations for future segment reporting purposes. Intercompany sales transactions are eliminated in consolidation.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 2. Summary of Significant Accounting Policies in the Fiscal 2013 Form 10-K. The Company has allocated $165.3 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. Goodwill from the acquisition of Nutri-Force was $30.4 million. The Company does not have identifiable assets separated by segment.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales:
Retail	$269,586	$250,857	$542,054	$499,279
Direct	32,443	28,626	67,811	59,291

Segment net sales	302,029	279,483	609,865	558,570
Manufacturing	5,014	—	5,014	—
Elimination of intercompany revenues	(825)	—	(825)	—

Net sales	$306,218	$279,483	$614,054	$558,570

Income from operations:
Retail	$51,737	$51,054	$108,436	$106,229
Direct	5,760	5,236	12,785	11,112
Corporate and other costs (1)	(29,331)	(25,706)	(58,808)	(52,076)

Income from operations	$28,166	$30,584	$62,413	$65,265

(1)	Corporate and other costs include (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Depreciation and amortization expenses	$8,407	$6,729	$16,447	$13,064
Acquisition and integration costs	2,248	946	4,006	2,991
Insurance recoveries from Superstorm Sandy	—	(879)	—	(1,079)

12. Subsequent Event

On August 5, 2014, the Company announced that its board of directors approved a share repurchase program that enables the Company to purchase up to $100 million of its shares of common stock from time to time over the next three years.

The repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q. The discussion in this section contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “expect”, “intend”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “outlook”, “trends”, “future benefits”, “strategies”, “goals” and similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, capital resources, liquidity, capital expenditures, new stores, integration of acquisitions, retail inflation, additional financings or borrowings and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in Item 1A-“Risk Factors” in our Fiscal 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2014 (the “Fiscal 2013 Form 10-K”).

Company Overview

We are a multi-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. As of June 28, 2014, we operated 678 stores in 44 states, the District of Columbia, Puerto Rico and Ontario, Canada and sold our products directly to consumers through the internet, primarily at www.vitaminshoppe.com and www.supersup.com, and our catalog. We market over 900 nationally recognized brands as well as our proprietary brands, which include Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt™, ProBioCare™ , Next Step™, Nutri-Force® Sport and Betancourt Sports Nutrition. We believe we offer one of the greatest varieties of products among vitamin, mineral and supplement (“VMS”) retailers with approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and approximately 17,000 additional SKUs available through our e-commerce and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

On June 6, 2014, the Company acquired all of the outstanding shares of Nutri-Force, a company which provides custom manufacturing and private labeling of vitamins, dietary supplements, nutraceuticals and nutritional supplements, as well as, develops and markets its own branded products. The total purchase price is expected to be approximately $85.6 million, including $4.0 million of contingent consideration. Refer to Note 2. Acquisition in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information. We expect to incur approximately $1.0 million during the second half of Fiscal 2014 for integration costs related to the acquisition of Nutri-Force. We currently anticipate incurring approximately $1.0 million for such integration costs in Fiscal 2015.

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

Highlights for the Second Quarter of Fiscal 2014

•	Total net sales increased 9.6%

•	Total comparable net sales increased 5.1%

•	E-commerce sales increased 14.9%

•	Diluted net income per common share of $0.55

•	Opened 12 new stores

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

We continue to pursue new store growth. Since the beginning of 2012 through June 28, 2014, we have opened 127 new stores and acquired 31 stores, expanding our presence in our existing markets as well as entering new markets. We expect our new stores to reach sales more consistent with our mature store base over an approximate four to five year time period. In addition, our new stores since the beginning of Fiscal 2013 average approximately 3,000 square feet compared to the average of our total store portfolio of approximately 3,600 square feet. This strategy has allowed us to increase our sales per square foot without impacting the breadth of our product assortment.

Direct. We sell our products directly to consumers through the internet, primarily at www.vitaminshoppe.com and www.supersup.com. Our e-commerce sites and our catalog complement our in-store experience by extending our retail product offerings with approximately 17,000 additional SKUs that are not available in our stores and enable us to access customers outside our retail markets and those who prefer to shop online.

Trends and Other Factors Affecting Our Business

Our performance is affected by industry trends including demographic, health and lifestyle preferences, as well as other factors, which we may not foresee. For example, our industry is subject to potential regulatory actions and other legal matters that could affect the viability of a given product. Variable consumer trends, such as those described in the following paragraph, as well as the overall impact on consumer spending, which may be affected heavily by current economic conditions, can dramatically affect purchasing patterns. Our business allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives. We will continue to diversify our product lines in the attempt to offer items less susceptible to the effects of economic conditions. Additionally, our performance is affected by competitive trends such as changes in promotional strategies or expansion of product assortment by various competitors.

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

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2012, we have opened 127 stores, acquired 31 stores and as of June 28, 2014 operate 678 stores located in 44 states, the District of Columbia, Puerto Rico and Ontario, Canada.

New stores typically require approximately four to five years to mature, generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin. In addition, we have reduced the average store size since Fiscal 2011, as we have improved our inventory replenishment systems. Our new stores beginning in Fiscal 2013 are approximately 3,000 square feet compared to our mature stores which are approximately 3,600 square feet. Additionally, stores opened in new markets have lower brand awareness compared to stores in existing markets, and as a result initially experience a lower sales volume than stores opened in existing markets. As a result of these trends, our recently opened stores have produced lower than historical total sales trends. As these stores mature, we expect them to contribute to our operating results.

With the opening of our Ashland, Virginia distribution center in Fiscal 2013, the Company plans to increase volume and productivity of this facility through Fiscal 2014 and as a result expects higher supply chain costs as a percentage of sales during Fiscal 2014. The Company expects supply chain costs as a percentage of sales to decline in Fiscal 2015.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our financial statements for Fiscal 2013, Fiscal 2012, and Fiscal 2011 in the Fiscal 2013 Form 10-K. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Fiscal 2013 Form 10-K. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of our Board of Directors has reviewed the disclosures relating to them. Management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Fiscal 2013 Form 10-K.

General Definitions for Operating Results

Net Sales consist of sales, net of sales returns, deferred sales and a provision for estimated future returns, from comparable and non comparable sales. Total comparable net sales includes sales generated by retail stores after 410 days of operation, e-commerce sales, and sales generated by acquired retail stores from the Super Supplements acquisition after 365 days. Sales to third parties of manufactured products generated by Nutri-Force are considered non comparable sales.

Cost of goods sold includes the cost of inventory sold, costs of warehousing, distribution, manufacturing and store occupancy costs and excludes depreciation and amortization that is included within selling, general and administrative expenses. Warehousing, distribution and manufacturing costs, which are capitalized into inventory and then expensed as merchandise is sold, include freight to transfer merchandise, rent for the distribution centers and costs associated with our buying department and distribution facilities, including payroll. Store occupancy costs include rent, common area maintenance, real estate taxes and utilities.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net sales	$306,218	$279,483	$614,054	$558,570
Increase in total comparable net sales (1)	5.1%	3.3%	4.3%	4.4%
Increase in comparable store net sales	4.0%	2.3%	3.2%	3.4%
Gross profit as a percent of net sales	33.6%	34.8%	34.6%	35.6%
Income from operations	$28,166	$30,584	$62,413	$65,265

(1)	Total comparable net sales are comprised of comparable retail store sales and e-commerce sales.

The following table shows the growth in our network of stores during the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Store Data:
Stores open at beginning of period	667	621	659	579
Stores opened	12	10	21	23
Stores acquired	—	—	—	31
Stores closed	(1)	(1)	(2)	(3)

Stores open at end of period	678	630	678	630

Total retail square footage at end of period (in thousands)	2,451	2,307	2,451	2,307
Average store square footage at end of period	3,616	3,662	3,616	3,662

Results of Operations

The information presented below is for the three and six months ended June 28, 2014 and June 29, 2013 and was derived from our condensed consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three and six months ended June 28, 2014 and June 29, 2013 as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.4%	65.2%	65.4%	64.4%

Gross profit	33.6%	34.8%	34.6%	35.6%
Selling, general and administrative expenses	24.4%	23.9%	24.4%	23.9%

Income from operations	9.2%	10.9%	10.2%	11.7%
Interest expense, net	0.0%	0.0%	0.0%	0.0%

Income before provision for income taxes	9.2%	10.9%	10.1%	11.6%
Provision for income taxes	3.6%	4.4%	4.0%	4.7%

Net income	5.5%	6.5%	6.1%	7.0%

Figures may not sum due to rounding.

Three Months Ended June 28, 2014 Compared To Three Months Ended June 29, 2013

Net Sales

Net sales increased $26.7 million, or 9.6%, to $306.2 million for the three months ended June 28, 2014 compared to $279.5 million for the three months ended June 29, 2013. The increase was the result of an increase in our total comparable net sales of $14.1 million, or 5.1%, as well as an increase in our non-comparable sales of $12.6 million, which includes $4.2 million from Nutri-Force. Sales increased primarily in the sports nutrition category which increased $10.9 million, and continues to be among our fastest growing categories.

Retail

Net sales from our retail stores increased $18.7 million, or 7.5%, to $269.6 million for the three months ended June 28, 2014 compared to $250.9 million for the three months ended June 29, 2013. We operated 678 stores as of June 28, 2014 compared to 630 stores as of June 29, 2013. Store sales increased due to an increase in comparable retail store sales of $10.0 million, or 4.0%, and an increase in non-comparable store sales of $8.7 million. The increase in comparable store sales was primarily driven by customer traffic.

Direct

Net sales to our direct customers increased $3.8 million, or 13.3%, to $32.4 million for the three months ended June 28, 2014 compared to $28.6 million for the three months ended June 29, 2013. The increase in our direct sales was due to an increase in our e-commerce sales of 14.9% which was offset in part by a decrease in our catalog sales. The increase in e-commerce sales was largely due to continued efficiency in customer acquisition and retention marketing programs. We continue to reduce our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in light of the growth of on-line shopping.

Cost of Goods Sold

Cost of goods sold increased $21.1 million, or 11.6%, to $203.3 million for the three months ended June 28, 2014 compared to $182.2 million for the three months ended June 29, 2013. The dollar increase was primarily due to an increase in sales. Cost of goods sold as a percentage of net sales increased to 66.4% for the three months ended June 28, 2014, compared to 65.2% for the three months ended June 29, 2013. The increase of cost of goods sold as a percentage of net sales was primarily due to 0.6% of higher supply chain costs related to the Ashland, Virginia distribution center which began operations in the third quarter of Fiscal 2013, 0.4% resulting from the acquired manufacturing operations and 0.3% due to changes in product mix and channel penetration partially offset by leverage in occupancy costs. As a result of fair value accounting for the acquisition of the Nutri-Force manufacturing operation, a preliminary purchase accounting adjustment of $4.9 million was recorded for the step up of inventory to its market value. During the three months ended June 28, 2014, $1.2 million of the inventory valuation step up related to inventory sold during this period and negatively impacted cost of goods sold. We expect the remaining $3.7 million to be charged to cost of goods sold during the third quarter of Fiscal 2014.

Gross Profit

As a result of the foregoing, gross profit increased $5.7 million, or 5.8%, to $102.9 million for the three months ended June 28, 2014 compared to $97.3 million for the three months ended June 29, 2013. Gross profit as a percentage of sales decreased to 33.6% for the three months ended June 28, 2014 compared to 34.8% for the three months ended June 29, 2013. Overall, we expect a decline in gross margins of approximately 150 basis points in the third quarter of Fiscal 2014 as compared to the third quarter of Fiscal 2013. This decline includes the impact we expect from the lower margin Nutri-Force business of approximately 80 basis points. This excludes the estimated $3.7 million charge related to purchase accounting previously noted.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.1 million, or 12.1%, to $74.7 million during the three months ended June 28, 2014, compared to $66.7 million during the three months ended June 29, 2013. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the three months ended June 28, 2014 increased to 24.4% compared to 23.9% for the three months ended June 29, 2013.

Operating payroll and related benefits increased $2.8 million, or 10.3%, to $29.9 million for the three months ended June 28, 2014 compared to $27.1 million for the three months ended June 29, 2013. Operating payroll and related benefits expenses as a percentage of net sales for the three months ended June 28, 2014 increased to 9.8% compared to 9.7% for the three months ended June 29, 2013. The increase in operating payroll and related benefits as a percentage of net sales is primarily the result of higher average wage rates for the three months ended June 28, 2014 compared to the three months ended June 29, 2013.

Advertising and promotion expenses increased $0.7 million, or 18.3%, to $4.6 million for the three months ended June 28, 2014 compared to $3.9 million for the three months ended June 29, 2013. Advertising and promotion expenses as a percentage of net sales increased to 1.5% during the three months ended June 28, 2014 compared to 1.4% during the three months ended June 29, 2013.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $4.6 million, or 12.8%, to $40.3 million for the three months ended June 28, 2014 compared to $35.7 million for the three months ended June 29, 2013. The dollar increase in other selling, general and administrative expenses was primarily due to $2.2 million of acquisition and integration costs, an increase in depreciation and amortization expense of $1.7 million, as well as proceeds from insurance recoveries of $0.9 million in the three months ended June 29, 2013, partially offset by costs related to the acquisition and integration of Super Supplements of $0.9 million in the three months ended June 29, 2013. Other selling, general and administrative expenses as a percentage of net sales increased to 13.2% for the three months ended June 28, 2014 compared to 12.8% for the three months ended June 29, 2013.

Income from Operations

As a result of the foregoing, income from operations decreased $2.4 million, or 7.9%, to $28.2 million for the three months ended June 28, 2014 compared to $30.6 million for the three months ended June 29, 2013. Income from operations as a percentage of net sales decreased to 9.2% during the three months ended June 28, 2014 as compared to 10.9% during the three months ended June 29, 2013.

Retail

Income from operations for the retail segment increased $0.7 million, or 1.3%, to $51.7 million for the three months ended June 28, 2014 compared to $51.1 million for the three months ended June 29, 2013. Income from operations as a percentage of net sales for the retail segment decreased to 19.2% for the three months ended June 28, 2014 compared to 20.4% for the three months ended June 29, 2013. The decrease as a percentage of net sales was primarily due to supply chain costs related to the Ashland, Virginia distribution center, an increase to payroll related benefits costs and changes in product mix.

Direct

Income from operations for the direct segment increased $0.5 million, or 10.0%, to $5.8 million for the three months ended June 28, 2014 compared to $5.2 million for the three months ended June 29, 2013. Income from operations as a percentage of net sales for the direct segment decreased to 17.8% for the three months ended June 28, 2014 compared to 18.3% for the three months ended June 29, 2013. This decrease was primarily due to an increase in advertising costs partially offset by a decrease in supply chain costs as a percentage of net sales during the three months ended June 28, 2014 as compared to the three months ended June 29, 2013.

Corporate Costs

Corporate costs increased $3.6 million, or 14.1%, to $29.3 million during the three months ended June 28, 2014 compared to $25.7 million for the three months ended June 29, 2013. Corporate costs as a percentage of net sales increased to 9.6% for the three months ended June 28, 2014 compared to 9.2% for the three months ended June 29, 2013. The dollar increase in corporate costs was primarily due to $2.2 million of acquisition and integration costs, an increase in depreciation and amortization expense of $1.7 million, as well as proceeds from insurance recoveries of $0.9 million in the three months ended June 29, 2013, partially offset by costs related to the acquisition and integration of Super Supplements of $0.9 million in the three months ended June 29, 2013.

Provision for Income Taxes

We recognized $11.1 million of income tax expense during the three months ended June 28, 2014 compared to $12.2 million during the three months ended June 29, 2013. The effective tax rate for the three months ended June 28, 2014 was 39.7%, compared to 40.1% for the three months ended June 29, 2013. The effective tax rate for the three months ended June 28, 2014 decreased primarily due to changes to our blended states income tax rate.

Net Income

As a result of the foregoing, we generated net income of $16.9 million in the three months ended June 28, 2014 compared to net income of $18.3 million in the three months ended June 29, 2013.

Six Months Ended June 28, 2014 Compared To Six Months Ended June 29, 2013

Net Sales

Net sales increased $55.5 million, or 9.9%, to $614.1 million for the six months ended June 28, 2014 compared to $558.6 million for the six months ended June 29, 2013. The increase was the result of an increase in our total comparable net sales of $24.0 million, or 4.3%, as well as an increase in our non-comparable sales of $31.5 million, which includes $4.2 million from Nutri-Force. Sales increased primarily in the category of sports nutrition which increased $24.1 million, and continues to be among our fastest growing categories.

Retail

Net sales from our retail stores increased $42.8 million, or 8.6%, to $542.1 million for the six months ended June 28, 2014 compared to $499.3 million for the six months ended June 29, 2013. We operated 678 stores as of June 28, 2014 compared to 630 stores as of June 29, 2013. Store sales increased due to an increase in comparable retail store sales of $15.7 million, or 3.2%, and an increase in non-comparable store sales of $27.1 million, which includes $9.4 million from Super Supplements stores. The increase in comparable store sales was primarily driven by customer traffic.

Direct

Net sales to our direct customers increased $8.5 million, or 14.4%, to $67.8 million for the six months ended June 28, 2014 compared to $59.3 million for the six months ended June 29, 2013. The increase in our direct sales was due to an increase in our e-commerce sales of 16.0% which was offset in part by a decrease in our catalog sales. The increase in e-commerce sales was largely due to continued efficiency in customer acquisition and retention marketing programs. We continue to reduce our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in light of the growth of on-line shopping.

Cost of Goods Sold

Cost of goods sold increased $42.0 million, or 11.7%, to $401.7 million for the six months ended June 28, 2014 compared to $359.7 million for the six months ended June 29, 2013. The dollar increase was primarily due to an increase in sales. Cost of goods sold as a percentage of net sales increased to 65.4% for the six months ended June 28, 2014, compared to 64.4% for the six months ended June 29, 2013. The increase of cost of goods sold as a percentage of net sales was primarily due to 0.7% of higher supply chain costs related to the Ashland, Virginia distribution center which began operations in the third quarter of Fiscal 2013, 0.3% due to changes in product mix and channel penetration and 0.2% resulting from the acquired manufacturing operations partially offset by leverage in occupancy costs.

Gross Profit

As a result of the foregoing, gross profit increased $13.5 million, or 6.8%, to $212.4 million for the six months ended June 28, 2014 compared to $198.9 million for the six months ended June 29, 2013. Gross profit as a percentage of sales decreased to 34.6% for the six months ended June 28, 2014 compared to 35.6% for the six months ended June 29, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.3 million, or 12.2%, to $150.0 million during the six months ended June 28, 2014, compared to $133.6 million during the six months ended June 29, 2013. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the six months ended June 28, 2014 increased to 24.4% compared to 23.9% for the six months ended June 29, 2013.

Operating payroll and related benefits increased $6.4 million, or 12.0%, to $59.2 million for the six months ended June 28, 2014 compared to $52.9 million for the six months ended June 29, 2013. Operating payroll and related benefits expenses as a percentage of net sales for the six months ended June 28, 2014 increased to 9.6% compared to 9.5% for the six months ended June 29, 2013. The increase in operating payroll and related benefits as a percentage of net sales is primarily the result of higher average wage rates for the six months ended June 28, 2014 compared to the six months ended June 29, 2013.

Advertising and promotion expenses increased $0.6 million, or 6.5%, to $10.1 million for the six months ended June 28, 2014 compared to $9.4 million for the six months ended June 29, 2013. Advertising and promotion expenses as a percentage of net sales decreased to 1.6% during the six months ended June 28, 2014 compared to 1.7% during the six months ended June 29, 2013.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $9.3 million, or 13.1%, to $80.7 million for the six months ended June 28, 2014 compared to $71.3 million for the six months ended June 29, 2013. The dollar increase in other selling, general and administrative expenses was primarily due to $4.0 million of acquisition and integration costs, an increase in depreciation and amortization expense of $3.4 million, as well as proceeds from insurance recoveries of $1.1 million in the six months ended June 29, 2013, partially offset by costs related to the acquisition and integration of Super Supplements of $3.0 million in the six months ended June 29, 2013. Other selling, general and administrative expenses as a percentage of net sales increased to 13.1% for the six months ended June 28, 2014 compared to 12.8% for the six months ended June 29, 2013.

Income from Operations

As a result of the foregoing, income from operations decreased $2.9 million, or 4.4%, to $62.4 million for the six months ended June 28, 2014 compared to $65.3 million for the six months ended June 29, 2013. Income from operations as a percentage of net sales decreased to 10.2% during the six months ended June 28, 2014 as compared to 11.7% during the six months ended June 29, 2013.

Retail

Income from operations for the retail segment increased $2.2 million, or 2.1%, to $108.4 million for the six months ended June 28, 2014 compared to $106.2 million for the six months ended June 29, 2013. Income from operations as a percentage of net sales for the retail segment decreased to 20.0% for the six months ended June 28, 2014 compared to 21.3% for the six months ended June 29, 2013. The decrease as a percentage of net sales was primarily due to supply chain costs related to the Ashland, Virginia distribution center, changes in product mix and an increase to payroll related benefits costs.

Direct

Income from operations for the direct segment increased $1.7 million, or 15.1%, to $12.8 million for the six months ended June 28, 2014 compared to $11.1 million for the six months ended June 29, 2013. Income from operations as a percentage of net sales for the direct segment increased to 18.9% for the six months ended June 28, 2014 compared to 18.7% for the six months ended June 29, 2013. This increase was primarily due to a decrease in advertising costs as a percentage of net sales during the six months ended June 28, 2014 as compared to the six months ended June 29, 2013.

Corporate Costs

Corporate costs increased $6.7 million, or 12.9%, to $58.8 million during the six months ended June 28, 2014 compared to $52.1 million for the six months ended June 29, 2013. Corporate costs as a percentage of net sales increased to 9.6% for the six months ended June 28, 2014 compared to 9.3% for the six months ended June 29, 2013. The dollar increase in corporate costs was primarily due to $4.0 million of acquisition and integration costs, an increase in depreciation and amortization expense of $3.4 million, as well as proceeds from insurance recoveries of $1.1 million in the six months ended June 29, 2013, partially offset by costs related to the acquisition and integration of Super Supplements of $3.0 million in the six months ended June 29, 2013.

Provision for Income Taxes

We recognized $24.8 million of income tax expense during the six months ended June 28, 2014 compared to $26.0 million during the six months ended June 29, 2013. The effective tax rate for the six months ended June 28, 2014 was 39.8%, compared to 40.0% for the six months ended June 29, 2013. The effective tax rate for the six months ended June 28, 2014 decreased primarily due to changes to our blended states income tax rate.

Net Income

As a result of the foregoing, we generated net income of $37.4 million in the six months ended June 28, 2014 compared to net income of $39.1 million in the six months ended June 29, 2013.

Key Indicators of Liquidity and Capital Resources

The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	June 28, 2014	December 28, 2013
Balance Sheet Data:
Cash and cash equivalents	$15,026	$74,036
Working capital	164,684	172,341
Total assets	721,871	682,064

	Six Months Ended
	June 28, 2014	June 29, 2013
Other Information:
Depreciation and amortization of fixed and intangible assets	$16,447	$13,064

Cash Flows Provided By (Used In):
Operating activities	$35,986	$44,935
Investing activities	(100,963)	(74,087)
Financing activities	5,991	2,830
Effect of exchange rate changes on cash and cash equivalents	(24)	(10)

Net decrease in cash and cash equivalents	$(59,010)	$(26,332)

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital, operating expenses and capital expenditures related primarily to the build-out of new stores, the remodeling of existing stores and information technology investments. Historically, we have financed our requirements predominately through internally generated cash flow. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our revolving credit facility, will be sufficient to meet our working capital needs for the next twelve months, our store growth plans, systems development and store improvements, as well as the purchase of any shares of our common stock from time to time (see Note 12. Subsequent Event in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information).

In addition to the $81.5 million for the acquisition of Nutri-Force in the second quarter of Fiscal 2014, we expect to pay $4.0 million of the contingent consideration related to this acquisition during the first half of Fiscal 2015. We plan to spend approximately $40 million in capital expenditures during Fiscal 2014, most of which will pertain to new stores we anticipate opening throughout this year, the remodeling of existing stores and information technology investments. Of the total capital expenditures projected for Fiscal 2014, we have invested $19.0 million during the six months ended June 28, 2014. We plan on opening approximately 60 new stores during Fiscal 2014, of which we have opened 21 stores as of June 28, 2014. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $155,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.

We were in compliance with all debt covenants relating to our Revolving Credit Facility as of June 28, 2014. We expect to be in compliance with these same debt covenants during the remainder of Fiscal 2014 as well.

Cash Provided by Operating Activities

Net cash provided by operating activities was $36.0 million for the six months ended June 28, 2014 as compared to $44.9 million for the six months ended June 29, 2013. The $9.0 million decrease in cash flows from operating activities is primarily due to a reduction in cash overdrafts and lower incentive compensation payments for the six months ended June 28, 2014 as compared to the six months ended June 29, 2013.

Cash Used in Investing Activities

Net cash used in investing activities was $101.0 million during the six months ended June 28, 2014 as compared to $74.1 million during the six months ended June 29, 2013. The $26.9 million increase in cash used in investing activities is primarily due to the $81.5 million for the acquisition of Nutri-Force during the six months ended June 28, 2014 partially offset by the $50.3 million for the acquisition of Super Supplements and costs for the Ashland, Virginia distribution center during the six months ended June 29, 2013. Capital expenditures during the six months ended June 28, 2014 and June 29, 2013 were used primarily for the build-out of new stores and improvements to existing stores, as well as computer equipment related to those stores. The Company opened 21 new stores during the six months ended June 28, 2014 as compared to 23 new stores during the six months ended June 29, 2013.

Cash Provided by Financing Activities

Net cash provided by financing activities was $6.0 million for the six months ended June 28, 2014, as compared to $2.8 million for the six months ended June 29, 2013. The $3.2 million increase in cash provided by financing activities is primarily due to an increase in the proceeds from exercises of stock options and an increase in the tax benefits on exercises of stock options partially offset by an increase in purchases of treasury stock for the six months ended June 28, 2014 as compared to the six months ended June 29, 2013.

Revolving Credit Facility

The terms of our Revolving Credit Facility, as amended on October 11, 2013, extend through October 11, 2018, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 6. Credit Arrangements in the Notes to Condensed Consolidated Financial Statements (unaudited). During the six months ended June 28, 2014 there were no borrowings under the Revolving Credit Facility. The unused available line of credit under the Revolving Credit Facility at June 28, 2014 was $89.0 million.

Contractual Obligations and Commercial Commitments

At June 28, 2014, the contractual obligations for the real estate and equipment operating leases of Nutri-Force were $0.8 million for the remainder of Fiscal 2014, $1.7 million in Fiscal 2015, $1.4 million in Fiscal 2016, $1.1 million in Fiscal 2017 and $0.2 million in Fiscal 2018.

There have been no other significant developments with respect to our contractual obligations since December 28, 2013. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2013 Form 10-K.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. The company has commitments for its operating leases, primarily related to its stores as well as its manufacturing and corporate facilities, which are not reflected on our balance sheet. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2013 Form 10-K.

Effects of Inflation

We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the first half of Fiscal 2014, retail price inflation was at a rate below historical trends. During the remainder of Fiscal 2014, we anticipate retail inflation to occur at a rate more consistent with past trends of approximately 1% to 2%. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.

Recent Accounting Pronouncements

Except as discussed in Note 1. Basis of Presentation in the Notes to Condensed Consolidated Financial Statements (unaudited), the Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on its results of operations, financial condition, or cash flows, based on current information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s market risks relate primarily to changes in interest rates if there were outstanding indebtedness, however, the Company had no outstanding debt as of June 28, 2014. Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows.

Our Revolving Credit Facility carries a floating interest rate and, therefore, our statements of income and our cash flows would be exposed to changes in interest rates if there was indebtedness under our Revolving Credit Facility.

Foreign Currency Risk

The Company is minimally exposed to foreign currency exchange risk. We lease and operate three stores in Canada. Sales made from the Canadian stores are made in Canadian dollars. The Company does not currently hedge against the risk of exchange rate fluctuations. At June 28, 2014, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would not have materially affected our consolidated financial statements.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 28, 2014, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2014.

Changes in Internal Control over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting during the quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 6, 2014, the Company acquired all of the outstanding shares of Nutri-Force. Prior to the acquisition, Nutri-Force was a privately-held company. We will exclude the operations of Nutri-Force from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for the fiscal year ending December 27, 2014. The Company will begin the process of evaluating Nutri-Force internal controls and implementing our internal control structure over the acquired operations during Fiscal 2014 and expects that this effort will be completed in Fiscal 2015.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Fiscal 2013 Form 10-K. Except as described below, there has not been a material change to the risk factors set forth in the Fiscal 2013 Form 10-K. As a result of the recently completed acquisition, the addition of certain risk factors and the modification of other risk factors are included below.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, sales and results of operations.

As a retailer, direct marketer and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products or the products that we manufacture for third parties is alleged to have resulted in injury or to include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. Most of our products and the products that we manufacture for third parties are vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the U. S. Our products or the products that we manufacture for third parties could contain contaminated substances, and some of our products and the products that we manufacture for third parties contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. While we attempt to manage these risks by obtaining indemnification agreements from the manufacturers of products that we sell (other than our own branded products) and insurance, our insurance policies may not be sufficient or available and/or third parties may not satisfy their commitments to us. A product liability claim against us, whether with respect to products of a third party that we sell, our branded products or products that we manufacture for third parties, could result in increased costs and could adversely affect our reputation with our customers, which in turn could materially adversely affect our business, financial condition and results of operations.

We may experience product recalls, withdrawals or seizures which could reduce our sales and adversely affect our results of operations.

We may be subject to product recalls, withdrawals or seizures if any of the products we sell or the products that we manufacture for third parties is believed to cause injury or illness or if we are alleged to have violated governmental regulations in the labeling, promotion, sale or distribution of those products. A significant recall, withdrawal or seizure of any of the products we manufacture or sell may require significant management attention, would likely result in substantial and unexpected costs and may adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products or the products we manufacture for third parties may adversely affect consumer confidence in our brands and thus decrease consumer demand for our products or such third parties’ products, as applicable. As is common in the VMS industry, except with respect to the products that we manufacture at our manufacturing facility, we rely on our contract manufacturers and suppliers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our contract manufacturers and suppliers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of those products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations.

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

If it is determined that products that we manufacture (either ourselves or for third parties) or sell, including but not limited to other weight management products, contain ingredients that do not comply with applicable regulatory and legislative requirements, we could be required to recall or remove from the market all such products and we could become subject to lawsuits related to any alleged non-compliance, any of which recalls, removals or lawsuits could materially and adversely affect our business, financial condition and results of operations.

Disruptions at our manufacturing facility or loss of manufacturing certifications could adversely affect our sales and customer relationships.

Our manufacturing facility produces a portion of our proprietary branded products. Any significant disruption in our operations at our manufacturing facility for any reason, including regulatory requirements, an FDA determination that the facility is not in compliance with the Current Good Manufacturing Practices ( “cGMP”) regulations, the loss of certifications, power interruptions, terrorist attacks, civil unrest, war or the perceived threat thereof, fires, hurricanes and other natural disasters, could disrupt our ability to manufacture products for our contract manufacturing customers and our proprietary branded products. Any such disruption could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental, health and safety laws and regulations, which could subject us to liabilities, increase our costs or restrict our operations in the future.

Our operations are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. We are also subject to laws and regulations governing the handling and disposal of raw materials, non-compliant products and waste, the handling of regulated material that is included in our products or products that we manufacture for third parties and the disposal of products at the end of their useful life. These laws and regulations have increasingly become more stringent, and we may incur additional expenses to ensure compliance with existing or new requirements in the future. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of our operations, including operations at our manufacturing facility. We also could incur monetary fines, civil or criminal sanctions, third-party claims or cleanup or other costs as a result of violations of or liabilities under such requirements. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes.

Our manufacturing facility uses, stores and disposes of hazardous substances in connection with the manufacturing processes. It is possible that the facility we acquired as a part of the acquisition of Nutri-Force may expose us to environmental liabilities associated with historical site conditions that have not yet been discovered. Some environmental laws impose liability for contamination on current and former owners and operators of affected sites, regardless of fault. If remediation costs or potential claims for personal injury or property or natural resource damages resulting from contamination arise, they may be material and may not be recoverable under any contractual indemnity or otherwise from prior owners or operators or any insurance policy. Additionally, we may not be able to successfully enforce any such indemnity or insurance policy in the future. In the event that new or previously unknown contamination is discovered or new cleanup obligations are otherwise imposed at any of our currently or previously owned or operated facilities, we may be required to take additional, unplanned remedial measures and record charges for which no reserves have been recorded.

Although we expect that our acquisition of Nutri-Force will result in benefits to our business, we may not realize those benefits because of integration difficulties and other challenges. In addition, the loss of any of Nutri-Force’s key management or employees could harm our future business prospects.

The success of our acquisition of Nutri-Force will depend in large part on the ability of management to realize the anticipated benefits from the acquisition of Nutri-Force. To realize these anticipated benefits, the businesses of the company and Nutri-Force must be successfully combined. Management may face challenges in consolidating the functions of the company and Nutri-Force, integrating the technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at the two companies, and retaining key personnel. If integration is not successful, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. The integration may also be time consuming and require substantial resources and effort. The integration process and other disruptions resulting from the acquisition may disrupt our ongoing businesses or adversely affect relationships with employees, regulators and others with whom we have business or dealings. While the former owners of Nutri-Force have agreed to indemnify us for certain liabilities related to the conduct or operations of Nutri-Force prior to the acquisition, and although we maintain insurance to cover such liabilities, such indemnification arrangement and insurance coverage may be unenforceable or inadequate to cover unpredictable or unforeseen liabilities related to the Nutri-Force business.

Our customers for whom we contract manufacture may significantly influence our business, financial condition and results of operations.

Our contract manufacturing business is dependent on demand for the products we manufacture for our customers and we have no control or influence over the market demand for those products. Demand for our customers’ products can be adversely affected by, among other things, regulatory issues, the loss of patent or other intellectual property rights protection, the emergence of competing products, negative public or consumer perception of those products or our industry and changes in the marketing strategies for such products.

If production volumes of products that we manufacture for third parties and related revenues are not maintained, it may have a material adverse effect on our business, financial condition and results of operations. Additionally, any changes in product mix due to our customers’ products may adversely affect our results of operations.

Compliance with governmental regulations could increase our costs significantly and adversely affect our operating income.

The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products and the products that we manufacture for third parties are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the USDA and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products and the products that we manufacture for third parties are sold. Regulations may prevent or delay the introduction, or require the reformulation, of our products or the products that we manufacture for third parties, which could result in lost sales and increased costs to us. The FDA may not accept the evidence of safety for any new ingredients that we may want to market, may determine that a particular product or product ingredient presents an unacceptable health risk, may determine that a particular statement of nutritional support on our products or that parties use on the products that we manufacture for them, or that we want to use on our products or that third parties want to use on the products we manufacture for them, is an unacceptable drug claim or an unauthorized version of a food “health claim”. The FDA or the FTC may determine that particular claims are not adequately supported by available scientific evidence. Any such regulatory determination would prevent us or third parties, as applicable, from marketing particular products or using certain statements on those products which could adversely affect our sales of those products.

Regulatory agencies may impose additional laws or regulations or change current laws or regulations, and compliance with new or changed governmental regulations could increase our costs significantly and adversely affect our operating income.

From time to time, Congress, the FDA, the FTC or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable to us or impose more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect that additional governmental regulation, when and if it occurs, would have on our business in the future. Those developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products (including products that we sell and products that we manufacture for third parties) not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any developments of this nature could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on contract manufacturers to produce the majority of the Vitamin Shoppe, BodyTech, True Athlete, Mytrition and other proprietary branded products we sell. Disruptions in our contract manufacturers’ systems or losses of manufacturing certifications could adversely affect our sales and customer relationships.

Our contract manufacturers produce the majority of our Vitamin Shoppe, BodyTech, True Athlete, Mytrition and other proprietary branded products. We manufacture the remaining portion of our proprietary branded products at our manufacturing facility in Miami Lakes, Florida. Any significant disruption in the operations of our contract manufacturers for any reason, such as regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, destruction of or damage to facilities, war or threats of terrorism could adversely affect our sales and customer relationships. While we do not believe it would be difficult to source our products from other contract manufacturers, a transition period would be required in order to source our proprietary branded products from other contract manufacturers.

Increase in the price or shortage of supply of key raw materials could adversely affect our business.

Our products and the products we manufacture for third parties are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices our contract manufacturers and third-party manufacturers charge us for our proprietary branded products and third-party products. Raw material prices may increase in the future and we may not be able to pass on those increases to third parties for which we manufacture products or purchases of our products by our customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our business, financial condition and results of operations.

We are reliant upon the supply of raw materials to meet our specifications and the specifications of third parties for whom we manufacture. If any raw material is adulterated and does not meet our specifications or third parties specifications, it could significantly impact our ability to manufacture products.

In addition, if we no longer are able to obtain products from one or more of our suppliers on terms reasonable to us or at all, our liability to perform under contracts with third parties for which we manufacture products, and customer relationships could be materially adversely affected. Events such as terrorist attacks, civil unrest war or the perceived threat thereof, may also have a significant adverse effect on raw material availability essential to the manufacturing of our products which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to intellectual property litigation and infringement claims by others.

We may be subject to intellectual property litigation and infringement claims initiated by others, other competitors or entities may assert rights in, or ownership of, our trademarks and other intellectual property rights or in marks that are similar to ours, and we may not be able to successfully resolve these types of conflicts to our satisfaction. Claims and litigation of this nature could cause us to incur significant expenses or prevent us from manufacturing, selling or using some of our products or the products that we manufacture for third parties, which could, in turn, adversely affect our sales and profitability.

Our international operations may result in additional market risks, which may harm our business.

We entered the Canadian market in 2012 and operate 3 stores in Canada and also distribute products to other countries and manufacture products for third parties in other counties. As our international operations expand, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. Our results may be increasingly affected by the risks of our international activities, including:

•	Fluctuations in currency exchange rates;
•	Changes in international staffing and employment issues;
•	Tariff and other trade barriers;
•	Greater difficulty in using and enforcing our intellectual property rights;
•	Failure to understand the local culture and market;
•	Inconsistent product regulation or sudden policy changes by foreign agencies or governments;

•	Compliance with U.S. laws applicable to international operations, including the Foreign Corrupt Practices Act and regulations promulgated by the Office of Foreign Asset Control;
•	Compliance with foreign laws, including tax laws and financial accounting standards; and
•	Political and economic instability and developments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 28, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2014.

VITAMIN SHOPPE, INC.

By:	/s/ Anthony N. Truesdale
Anthony N. Truesdale
Chief Executive Officer

By	/s/ Brenda Galgano
Brenda Galgano
EVP and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 28, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements