Form 10-Q
period 2014-09-27
Vitamin Shoppe, Inc.
filed 2014-11-04
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

or

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

As of October 17, 2014, Vitamin Shoppe, Inc. had 30,875,997 shares of common stock outstanding.

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

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 27, 2014	December 28, 2013
ASSETS

Current assets:
Cash and cash equivalents	$32,161	$74,036
Accounts receivable, net of allowance of $1,051 in 2014	10,105	—
Inventories	192,032	163,921
Prepaid expenses and other current assets	45,801	37,228

Total current assets	280,099	275,185
Property and equipment, net of accumulated depreciation and amortization of $231,270 and $207,928 in 2014 and 2013, respectively	138,293	120,142
Goodwill	243,756	210,633
Other intangibles, net	89,425	71,264
Other assets	2,832	4,840

Total assets	$754,405	$682,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,811	$39,106
Accrued expenses and other current liabilities	76,364	63,738

Total current liabilities	112,175	102,844
Deferred income taxes	16,812	11,588
Deferred rent	38,942	36,032
Other long-term liabilities	710	3,260
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at September 27, 2014 and December 28, 2013	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 30,925,439 shares issued and 30,870,071 shares outstanding at September 27, 2014, and 30,531,550 shares issued and 30,525,234 shares outstanding at December 28, 2013	309	305
Additional paid-in capital	312,441	302,314
Treasury stock, at cost; 55,368 shares at September 27, 2014 and 6,316 shares at December 28, 2013	(2,600)	(280)
Accumulated other comprehensive loss	(103)	(86)
Retained earnings	275,719	226,087

Total stockholders’ equity	585,766	528,340

Total liabilities and stockholders’ equity	$754,405	$682,064

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net sales	$308,910	$272,472	$922,964	$831,042
Cost of goods sold	211,616	179,419	613,294	539,090

Gross profit	97,294	93,053	309,670	291,952
Selling, general and administrative expenses	76,745	66,951	226,708	200,585

Income from operations	20,549	26,102	82,962	91,367
Interest expense, net	140	164	325	375

Income before provision for income taxes	20,409	25,938	82,637	90,992
Provision for income taxes	8,212	9,670	33,005	35,665

Net income	$12,197	$16,268	$49,632	$55,327

Weighted average common shares outstanding
Basic	30,332,506	30,011,914	30,327,800	29,967,212
Diluted	30,710,564	30,535,129	30,767,854	30,504,210
Net income per common share
Basic	$0.40	$0.54	$1.64	$1.85
Diluted	$0.40	$0.53	$1.61	$1.81

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$12,197	$16,268	$49,632	$55,327
Other comprehensive loss:
Foreign currency translation adjustments	(1)	(9)	(17)	(48)

Other comprehensive loss	(1)	(9)	(17)	(48)

Comprehensive income	$12,196	$16,259	$49,615	$55,279

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013

Cash flows from operating activities:
Net income	$49,632	$55,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	25,060	20,012
Gain on insurance recoveries	—	(1,079)
Amortization of deferred financing fees	104	66
Deferred income taxes	3,892	594
Deferred rent	(171)	839
Equity compensation expense	5,761	6,829
Proceeds from insurance recoveries	—	757
Tax benefits on exercises of stock options	(4,832)	(810)
Changes in operating assets and liabilities:
Accounts receivable	1,770	—
Inventories	(7,458)	(18,337)
Prepaid expenses and other current assets	(10,878)	(12,059)
Other assets	2,465	(789)
Accounts payable	(10,919)	5,689
Accrued expenses and other current liabilities	8,904	(8,175)
Other long-term liabilities	5,829	4,357

Net cash provided by operating activities	69,159	53,221

Cash flows from investing activities:
Capital expenditures	(30,801)	(32,353)
Acquisition of FDC Vitamins, LLC	(81,538)	—
Acquisition of Super Supplements	—	(50,542)
Trademarks and other intangible assets	(573)	(386)
Proceeds from insurance recoveries	—	322

Net cash used in investing activities	(112,912)	(82,959)

Cash flows from financing activities:
Payments of capital lease obligations	(118)	(66)
Proceeds from exercises of common stock options	6,650	1,716
Issuance of shares under employee stock purchase plan	702	637
Tax benefits on exercises of stock options	4,832	810
Purchases of treasury stock	(2,320)	(280)
Purchases of shares under Share Repurchase Program	(7,815)	—
Deferred financing fees	(64)	—

Net cash provided by financing activities	1,867	2,817

Effect of exchange rate changes on cash and cash equivalents	11	(46)

Net decrease in cash and cash equivalents	(41,875)	(26,967)
Cash and cash equivalents beginning of period	74,036	81,168

Cash and cash equivalents end of period	$32,161	$54,201

Supplemental disclosures of cash flow information:
Interest paid	$175	$269
Income taxes paid	$30,012	$44,190

Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$9,149	$5,942

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

Vitamin Shoppe, Inc. (“VSI”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “Industries”) and Industries’ wholly-owned subsidiaries, VS Direct Inc. (“Direct”), Vitamin Shoppe Mariner, Inc. (“VSM”), VS Hercules LLC (“VSH”), Vitamin Shoppe Global, Inc. (“VSG”) and Vitapath Canada Limited (“VCL”, and, together with Industries, Direct, VSM, VSH, VSG and VSI, the “Company”), is a multi-channel specialty retailer and contract manufacturer of nutritional products. Sales of both national brands and our own brands of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products (“VMS products”) are made through VSI-operated retail stores, the internet and mail order catalogs to customers located primarily in the United States. In addition, the Company manufactures products for both sales to third parties as well as for the VSI product assortment. VSI operates from its headquarters in North Bergen, New Jersey.

The condensed consolidated financial statements as of September 27, 2014 and for the three and nine months ended September 27, 2014 and September 28, 2013, are unaudited. The condensed consolidated balance sheet as of December 28, 2013 was derived from our audited financial statements. All intercompany transactions and balances have been eliminated in consolidation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K for the fiscal year ended December 28, 2013, as filed with the Securities and Exchange Commission on February 25, 2014 (the “Fiscal 2013 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week period, ending on the last Saturday in December. The results for the three and nine months ended September 27, 2014 and September 28, 2013, are each based on 13-week and 39-week periods, respectively.

On June 6, 2014, the Company acquired all of the outstanding equity interests of FDC Vitamins, LLC d/b/a Nutri-Force Nutrition (“Nutri-Force”), a company which provides custom manufacturing and private labeling of vitamins, dietary supplements, nutraceuticals and nutritional supplements, as well as, develops and markets its own branded products. The total purchase price is expected to be approximately $85.6 million, including approximately $4.0 million of contingent consideration. Refer to Note 2. Acquisition for additional information.

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

On June 6, 2014, the Company acquired all of the outstanding equity interests of Nutri-Force. The total purchase price for the acquisition is expected to be approximately $85.6 million, subject to a post-closing working capital adjustment, including approximately $4.0 million of contingent consideration. The contingent consideration arrangement requires additional cash, up to a maximum of $5.0 million, to be paid by the Company based on the achievement of fiscal year 2014 operating performance targets. The fair value of the contingent consideration was estimated by applying a probability weighted income approach. The acquisition was funded by cash on hand.

The Company has recorded its preliminary accounting for this acquisition in accordance with accounting guidance on business combinations. The acquisition resulted in goodwill primarily related to the expected benefits resulting from vertical integration as well as growth opportunities. The Company recorded $0.2 million and $3.6 million of acquisition and integration related costs for the three and nine months ended September 27, 2014, respectively, which are included in the condensed consolidated statement of income within selling, general and administrative expenses.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values. The preliminary allocation is as follows (in thousands):

Consideration transferred	$81,538
Estimated contingent consideration	4,041

Total consideration	$85,579

Less: net identifiable assets acquired
Current assets	33,798
Non-current assets	10,008
Intangible assets	18,800
Current liabilities	(10,150)

Total net identifiable assets acquired	$52,456

Goodwill	$33,123

In the third fiscal quarter of 2014, the Company recorded $2.7 million as a reduction to the preliminary values allocated to working capital and an increase to goodwill to reflect the fair value of inventory and accounts receivable as well as other components of working capital. The reduction of the fair value of inventory included $0.3 million related to the inventory valuation step-up.

As a result of fair value accounting for the acquisition, current assets includes an inventory valuation step-up of $4.5 million. During the three and nine months ended September 27, 2014, $3.3 million and $4.5 million, respectively, of the inventory valuation step-up has been charged to cost of goods sold. Intangible assets consist of brands totaling $10.0 million, customer relationships of $7.5 million and internally-developed software of $1.3 million which are being amortized over their estimated useful lives of 18 years, 20 years and 5 years, respectively. The goodwill of $33.1 million is expected to be amortized for tax purposes.

From June 6, 2014 through September 27, 2014, the acquired business generated net sales to third parties of $21.4 million and a net loss of $3.0 million, excluding acquisition and integration costs. The net loss includes the $4.5 million of charges related to the inventory valuation step-up noted above. The results have been included in the manufacturing segment. Pro forma results are not presented as the acquisition was not material to the Company’s condensed consolidated financial statements for the nine months ended September 27, 2014 or Fiscal 2013.

3.	Inventories

The components of inventories are as follows (in thousands):

	September 27, 2014	December 28, 2013
Finished goods	$178,255	$163,921
Work-in-process	4,297	—
Raw materials	9,480	—

	$192,032	$163,921

4.	Goodwill and Intangible Assets

The following table discloses the carrying value of all intangible assets (in thousands):

	September 27, 2014			December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets
Goodwill	$243,756	$—	$243,756	$210,633	$—	$210,633
Tradenames - Indefinite-lived	68,405	—	68,405	68,405	—	68,405
Brands	10,000	185	9,815	—	—	—
Customer relationships	7,500	151	7,349	—	—	—
Tradenames - Definite-lived	4,134	1,491	2,643	3,562	785	2,777
Software	1,300	87	1,213	—	—	—
Intangibles related to asset purchase	2,950	2,950	—	2,950	2,868	82

	$338,045	$4,864	$333,181	$285,550	$3,653	$281,897

The useful lives of the Company’s definite-lived intangible assets are between 3 to 20 years. The expected amortization expense on definite-lived intangible assets on the Company’s condensed consolidated balance sheet at September 27, 2014, is as follows (in thousands):

Remainder of Fiscal 2014	$515
Fiscal 2015	2,162
Fiscal 2016	1,462
Fiscal 2017	1,362
Fiscal 2018	1,362
Thereafter	14,157

$21,020

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 27, 2014	December 28, 2013
Deferred sales	$19,392	$21,712
Accrued salaries and related expenses	9,630	9,940
Accrued fixed asset additions	8,602	6,286
Sales tax payable and related expenses	6,838	6,334
Other accrued expenses	31,902	19,466

	$76,364	$63,738

6.	Credit Arrangements

As of September 27, 2014 and December 28, 2013, the Company had no outstanding debt.

Revolving Credit Facility

Subject to the terms of the Revolving Credit Facility, which has a maturity date of October 11, 2018, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable from credit card companies as well as the inventory of Industries, Direct, VSM, VSG and VSH. The obligations thereunder are secured by a security interest in substantially all of the assets of VSI, Industries, Direct, VSM, VSG and VSH. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries, Direct, VSM, VSG and VSH have each guaranteed the obligations of the four other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting VSI, Industries, Direct, VSM, VSG and VSH. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. During the nine months ended September 27, 2014 there were no borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.25% or 0.50% or the adjusted Eurodollar rate plus 1.25% or 1.50%, in each case with the higher spread applicable in the event that the aggregate amount of the borrowings under the Revolving Credit Facility exceeds 50% of the borrowing base availability under the Revolving Credit Facility. The unused available line of credit under the Revolving Credit Facility at September 27, 2014 was $89.0 million.

Interest expense, net for the three and nine months ended September 27, 2014 and September 28, 2013 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Fees on the revolving credit facility and other interest	$103	$145	$234	$330
Amortization of deferred financing fees	37	26	104	66
Interest income	—	(7)	(13)	(21)

Interest expense, net	$140	$164	$325	$375

7.	Stock Based Compensation

Equity Incentive Plans- The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”). As of September 27, 2014, there were 2,494,697 shares available to grant under both plans.

The following table summarizes restricted shares for the 2009 Plan as of September 27, 2014 and changes during the nine month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value

Unvested at December 28, 2013	396,360	$43.83
Granted	147,154	$43.71
Vested	(116,049)	$40.08
Canceled/forfeited	(13,869)	$50.53

Unvested at September 27, 2014	413,596	$44.62

The following table summarizes stock options for the 2006 and 2009 Plans as of September 27, 2014 and changes during the nine month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 28, 2013	938,664	$19.92
Granted	—	—
Exercised	(436,827)	$15.23
Canceled/forfeited	(889)	$36.70

Outstanding at September 27, 2014	500,948	$23.97	4.42	$11,172

Vested or expected to vest at September 27, 2014	474,649	$23.97	4.42

Vested and exercisable at September 27, 2014	446,279	$22.49	4.15	$10,580

The total intrinsic value of options exercised during the nine months ended September 27, 2014 and September 28, 2013, was $13.3 million and $2.1 million, respectively. The cash received from options exercised during the nine months ended September 27, 2014 and September 28, 2013 was $6.7 million and $1.7 million, respectively.

The following table summarizes restricted share units for the 2009 Plan as of September 27, 2014 and changes during the nine month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value

Unvested at December 28, 2013	6,414	$56.08
Granted	9,280	$51.71
Vested	(6,414)	$56.08
Canceled/forfeited	—	—

Unvested at September 27, 2014	9,280	$51.71

The weighted-average grant date fair value of stock options during the three and nine months ended September 27, 2014 was $9.63 and $18.99, respectively. The weighted-average grant date fair value of stock options granted during the three and nine months ended September 28, 2013 was $12.44 and $23.76, respectively. These valuations represent the fair value of subsequent annual tranches of performance based stock option grants. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average expected volatility	33.3%	34.0%	35.3%	39.0%
Weighted average risk-free interest rate	1.4%	1.5%	1.4%	0.6%
Expected holding period	4.00 years	4.50 years	4.00 - 4.43 years	4.00 - 4.93 years

Compensation expense attributable to stock based compensation for the three and nine months ended September 27, 2014 was approximately $2.0 million and $5.8 million, respectively, and for the three and nine months ended September 28, 2013, was approximately $2.5 million and $6.8 million, respectively. As of September 27, 2014, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares and restricted share units to be expensed in future periods is $9.4 million, and the related weighted-average period over which it is expected to be recognized is 1.6 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares and restricted share units as of September 27, 2014 is approximately $0.6 million.

Treasury Stock- As part of the Company’s stock plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the nine months ended September 27, 2014, the Company purchased 49,052 shares in settlement of employees’ tax obligations for a total of $2.3 million. The Company accounts for treasury stock using the cost method.

8.	Advertising Costs

The costs of advertising for online marketing arrangements, magazines, television and radio are expensed the first time the advertising takes place. Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. Advertising expense was $5.3 million and $3.5 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and $15.3 million and $12.9 million for the nine months ended September 27, 2014 and September 28, 2013, respectively.

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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator:
Net income	$12,197	$16,268	$49,632	$55,327

Denominator:
Basic weighted average common shares outstanding	30,332,506	30,011,914	30,327,800	29,967,212

Effect of dilutive securities:
Stock options	207,871	377,152	261,996	406,476
Restricted shares	164,355	141,600	174,515	127,288
Restricted share units	5,832	4,463	3,543	3,234

Diluted weighted average common shares outstanding	30,710,564	30,535,129	30,767,854	30,504,210

Basic net income per common share	$0.40	$0.54	$1.64	$1.85

Diluted net income per common share	$0.40	$0.53	$1.61	$1.81

Stock options and restricted shares for the three months ended September 27, 2014 and September 28, 2013 in the amount of 8,355 shares and 27,188 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Stock options and restricted shares for the nine months ended September 27, 2014 and September 28, 2013 in the amount of 17,450 shares and 27,646 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

10.	Share Repurchase Program

On August 5, 2014, the Company’s board of directors approved a share repurchase program that enables the Company to purchase up to $100 million of its shares of common stock from time to time over the next three years. During the three months ended September 27, 2014, the Company repurchased and retired 201,000 shares of its common stock for a total purchase price of $7.8 million.

The repurchase program does not obligate the Company to acquire any specific number of shares of its common stock and may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing such shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases.

11.	Legal Proceedings

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. As of September 27, 2014, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

12.	Segment Data

The Company currently operates three business segments: retail, direct and manufacturing. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments as well as corporate costs. The retail segment primarily includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of VMS products through Vitamin Shoppe, Super Supplements and Vitapath retail stores in the United States, Puerto Rico and in Canada. The direct segment generates revenue through the sale of VMS products primarily through the Company’s websites and catalog. The Company’s websites at www.vitaminshoppe.com and www.supersup.com offer customers online access to a full assortment of approximately 25,000 SKUs. The manufacturing segment supplies the retail and direct segments, along with various third parties, with finished products for sale. Corporate costs represent all other expenses not allocated to the retail, direct or manufacturing segments which include, but are not limited to: human resources, legal, retail management, direct management, finance, information technology, depreciation and amortization, and various other corporate level activity related expenses. Intercompany sales transactions are eliminated in consolidation.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 2. Summary of Significant Accounting Policies in the Fiscal 2013 Form 10-K. The Company has allocated $165.3 million, $45.3 million and $33.1 million of its recorded goodwill to the retail, direct and manufacturing segments, respectively. The Company does not have identifiable assets separated by segment, with the exception of the identifiable assets of the manufacturing segment which were $95.7 million as of September 27, 2014.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales:
Retail	$260,324	$243,909	$802,378	$743,188
Direct	31,337	28,563	99,148	87,854
Manufacturing	19,933	—	24,947	—

Segment net sales	311,594	272,472	926,473	831,042
Elimination of intersegment revenues	(2,684)	—	(3,509)	—

Net sales	$308,910	$272,472	$922,964	$831,042

Income from operations:
Retail	$45,919	$47,386	$154,355	$153,615
Direct	4,931	5,425	17,716	16,537
Manufacturing	(2,141)	—	(3,012)	—
Corporate costs (1)	(28,160)	(26,709)	(86,097)	(78,785)

Income from operations	$20,549	$26,102	$82,962	$91,367

The Company has determined the recently acquired manufacturing operations represent a reportable segment. As a result, the Company has reclassified prior period income from operations to manufacturing from corporate costs to conform to current period presentation.

(1)	Corporate costs include (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Depreciation and amortization expenses	$8,305	$6,948	$24,478	$20,012
Acquisition and integration costs	289	868	4,295	3,859
Insurance recoveries from Superstorm Sandy	—	—	—	(1,079)

13.	Subsequent Event

On November 4, 2014, the Company announced that its board of directors approved an accelerated share repurchase program (“ASR”). Under the ASR, the Company will purchase $50.0 million of its common stock over a maximum period of ninety days.

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

Company Overview

We are a multi-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. As of September 27, 2014, we operated 701 stores in 44 states, the District of Columbia, Puerto Rico and Ontario, Canada and sold our products directly to consumers through the internet, primarily at www.vitaminshoppe.com and www.supersup.com, and our catalog. We market over 900 nationally recognized brands as well as our own brands, which include Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt™, ProBioCare™ , Next Step™, Nutri-Force® Sport and Betancourt Sports Nutrition. We believe we offer one of the greatest varieties of products among vitamin, mineral and supplement (“VMS”) retailers with approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and approximately 17,000 additional SKUs available through our e-commerce and other direct sales channels. Our broad product offering enables us to provide our customers with a selection of products that is not readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. We believe our extensive product offering, together with our well-known brand name and emphasis on product education and customer service, help us bond with our target customer and serve as a foundation for strong customer loyalty.

On June 6, 2014, the Company acquired all of the outstanding equity interests of Nutri-Force, a company which provides custom manufacturing and private labeling of vitamins, dietary supplements, nutraceuticals and nutritional supplements, as well as, develops and markets its own branded products. The total purchase price is expected to be approximately $85.6 million, including approximately $4.0 million of contingent consideration. Refer to Note 2. Acquisition and Note 12. Segment Data in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information. We expect to incur approximately $1.0 million during Fiscal 2014 for integration costs related to the acquisition of Nutri-Force, of which we have incurred $0.2 million during the nine months ended September 27, 2014. We currently anticipate incurring approximately $1.0 million for such integration costs in Fiscal 2015.

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

Highlights for the Third Quarter of Fiscal 2014

•	Total net sales increased 13.4%

•	Total comparable net sales increased 3.8%

•	E-commerce sales increased 10.5%

•	Diluted net income per common share of $0.40

•	Acquisition-related items per common share of $0.07

•	Opened 23 new stores

Segment Information

We operate through three business segments: retail, which includes Vitamin Shoppe, Super Supplements and Vitapath retail store formats, direct, which consists of our e-commerce and catalog formats, and manufacturing, which consists of the Nutri-Force manufacturing operations.

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

We continue to pursue new store growth. Since the beginning of 2012 through September 27, 2014, we have opened 150 new stores and acquired 31 stores, expanding our presence in our existing markets as well as entering new markets. We expect our new stores to reach sales more consistent with our mature store base over an approximate four to five year time period. In addition, our new stores since the beginning of Fiscal 2013 average approximately 3,000 square feet compared to the average of our total store portfolio of approximately 3,600 square feet. This strategy has allowed us to increase our sales per square foot without impacting the breadth of our product assortment.

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

Manufacturing. Through Nutri-Force, we provide custom manufacturing and private labeling of VMS products and develop and market our own branded products for both sales to third parties and for the VSI product assortment.

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

The acquisition of Nutri-Force will also affect our performance as this manufacturing operation historically generates lower margins than our retail and direct operations. In addition, as a result of fair value accounting for the acquisition of Nutri-Force, a preliminary purchase accounting adjustment of $4.5 million was recorded for the step up of inventory to its market value. During the second and third quarter of Fiscal 2014, $1.2 million and $3.3 million, respectively, of the valuation step up related to inventory sold during these periods was charged to cost of goods sold which negatively impacted our results.

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

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2012, we have opened 150 stores, acquired 31 stores and as of September 27, 2014 operate 701 stores located in 44 states, the District of Columbia, Puerto Rico and Ontario, Canada.

New stores typically require approximately four to five years to mature, generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin. In addition, we have reduced the average store size since Fiscal 2011, as we have improved our inventory replenishment systems. Our new stores beginning in Fiscal 2013 are approximately 3,000 square feet compared to our mature stores which are approximately 3,600 square feet. Additionally, stores opened in new markets have lower brand awareness compared to stores in existing markets, and as a result initially experience a lower sales volume than stores opened in existing markets. As a result of these trends, our recently opened stores have produced lower sales volume than historical sales trends. As these stores mature, we expect them to contribute to our operating results.

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

General Definitions for Operating Results

Net Sales consist of sales, net of sales returns, deferred sales, customer incentives and a provision for estimated future returns, from comparable and non comparable sales. Total comparable net sales includes sales generated by retail stores after 410 days of operation, e-commerce sales, and sales generated by acquired retail stores from the Super Supplements acquisition after 365 days. Sales to third parties of manufactured products generated by Nutri-Force are considered non comparable sales.

Cost of goods sold includes the cost of inventory sold, costs of warehousing, distribution, manufacturing and store occupancy costs and excludes depreciation and amortization related to the retail and direct segments that is included within selling, general and administrative expenses. Warehousing, distribution and manufacturing costs, which are capitalized into inventory and then expensed as merchandise is sold, include freight to transfer merchandise, rent for the distribution centers and costs associated with our buying department and distribution facilities, including payroll. Store occupancy costs include rent, common area maintenance, real estate taxes and utilities.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net sales	$308,910	$272,472	$922,964	$831,042
Increase in total comparable net sales (1)	3.8%	3.5%	4.2%	4.1%
Increase in comparable store net sales	3.1%	2.6%	3.1%	3.1%
Gross profit as a percent of net sales	31.5%	34.2%	33.6%	35.1%
Income from operations	$20,549	$26,102	$82,962	$91,367

(1)	Total comparable net sales are comprised of comparable retail store sales and e-commerce sales.

The following table shows the growth in our network of stores during the three and nine months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Store Data:
Stores open at beginning of period	678	630	659	579
Stores opened	23	10	44	33
Stores acquired	—	—	—	31
Stores closed	—	—	(2)	(3)

Stores open at end of period	701	640	701	640

Total retail square footage at end of period (in thousands)	2,523	2,334	2,523	2,334
Average store square footage at end of period	3,599	3,647	3,599	3,647

Results of Operations

The information presented below is for the three and nine months ended September 27, 2014 and September 28, 2013 and was derived from our condensed consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the three and nine months ended September 27, 2014 and September 28, 2013 as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.5%	65.8%	66.4%	64.9%

Gross profit	31.5%	34.2%	33.6%	35.1%
Selling, general and administrative expenses	24.8%	24.6%	24.6%	24.1%

Income from operations	6.7%	9.6%	9.0%	11.0%
Interest expense, net	0.0%	0.1%	0.0%	0.0%

Income before provision for income taxes	6.6%	9.5%	9.0%	10.9%
Provision for income taxes	2.7%	3.5%	3.6%	4.3%

Net income	3.9%	6.0%	5.4%	6.7%

Figures may not sum due to rounding.

Three Months Ended September 27, 2014 Compared To Three Months Ended September 28, 2013

Net Sales

Net sales increased $36.4 million, or 13.4%, to $308.9 million for the three months ended September 27, 2014 compared to $272.5 million for the three months ended September 28, 2013. The increase was the result of an increase in our total comparable net sales of $10.3 million, or 3.8%, as well as an increase in our non-comparable sales of $26.1 million, which includes $17.2 million from Nutri-Force. Sales increased primarily in the Sports Nutrition category which increased $7.5 million and in the Other category which increased $8.3 million primarily due to new product introductions.

Retail

Net sales from our retail stores increased $16.4 million, or 6.7%, to $260.3 million for the three months ended September 27, 2014 compared to $243.9 million for the three months ended September 28, 2013. We operated 701 stores as of September 27, 2014 compared to 640 stores as of September 28, 2013. Store sales increased due to an increase in comparable retail store sales of $7.4 million, or 3.1%, and an increase in non-comparable store sales of $9.0 million. The increase in comparable store sales was primarily driven by customer traffic.

Direct

Net sales to our direct customers increased $2.8 million, or 9.7%, to $31.3 million for the three months ended September 27, 2014 compared to $28.6 million for the three months ended September 28, 2013. The increase in our direct sales was due to an increase in our e-commerce sales of 10.5% which was offset in part by a decrease in our catalog sales. The increase in e-commerce sales was largely due to retention marketing programs. We continue to reduce our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in light of the growth of on-line shopping.

Manufacturing

Net sales to third party manufacturing customers was $17.2 million for the three months ended September 27, 2014.

Cost of Goods Sold

Cost of goods sold increased $32.2 million, or 17.9%, to $211.6 million for the three months ended September 27, 2014 compared to $179.4 million for the three months ended September 28, 2013. The dollar increase was primarily due to an increase in sales. Cost of goods sold as a percentage of net sales increased to 68.5% for the three months ended September 27, 2014, compared to 65.8% for the three months ended September 28, 2013. The increase of cost of goods sold as a percentage of net sales was primarily due to 1.5% resulting from the acquired manufacturing operations, 0.6% due primarily to changes in product mix and higher coupon discounts and 0.4% of supply chain costs related to the recognition of previously capitalized inventory costs. As a result of fair value accounting for the acquisition of the Nutri-Force manufacturing operation, a preliminary purchase accounting adjustment of $4.5 million was recorded for the step up of inventory to its market value. During the three months ended September 27, 2014, $3.3 million, or 1.1% of net sales, of the inventory valuation step up related to inventory sold during this period and negatively impacted cost of goods sold. The remaining $1.2 million was charged to cost of goods sold during the second quarter of Fiscal 2014.

Gross Profit

As a result of the foregoing, gross profit increased $4.2 million, or 4.6%, to $97.3 million for the three months ended September 27, 2014 compared to $93.1 million for the three months ended September 28, 2013. Gross profit as a percentage of sales decreased to 31.5% for the three months ended September 27, 2014 compared to 34.2% for the three months ended September 28, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.8 million, or 14.6%, to $76.7 million during the three months ended September 27, 2014, compared to $67.0 million during the three months ended September 28, 2013. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the three months ended September 27, 2014 increased to 24.8% compared to 24.6% for the three months ended September 28, 2013.

Operating payroll and related benefits increased $2.8 million, or 10.5%, to $29.8 million for the three months ended September 27, 2014 compared to $27.0 million for the three months ended September 28, 2013. Operating payroll and related benefits expenses as a percentage of net sales for the three months ended September 27, 2014 decreased to 9.6% compared to 9.9% for the three months ended September 28, 2013. The decrease in operating payroll and related benefits as a percentage of net sales is primarily the result of leverage from the addition of Nutri-Force net sales partially offset by higher average wage rates for the three months ended September 27, 2014 compared to the three months ended September 28, 2013.

Advertising and promotion expenses increased $1.8 million, or 50.5%, to $5.3 million for the three months ended September 27, 2014 compared to $3.5 million for the three months ended September 28, 2013. Advertising and promotion expenses as a percentage of net sales increased to 1.7% during the three months ended September 27, 2014 compared to 1.3% during the three months ended September 29, 2013. The increase in advertising and promotion expenses as a percentage of net sales is primarily due to increases in direct to consumer and on-line advertising and promotions.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $5.2 million, or 14.2%, to $41.7 million for the three months ended September 27, 2014 compared to $36.5 million for the three months ended September 28, 2013. The dollar increase in other selling, general and administrative expenses was primarily due to $2.5 million of costs related to the addition of Nutri-Force and an increase in depreciation and amortization expense of $1.7 million in the three months ended September 27, 2014, partially offset by costs related to the acquisition and integration of Super Supplements of $0.9 million in the three months ended September 28, 2013. Other selling, general and administrative expenses as a percentage of net sales increased to 13.5% for the three months ended September 27, 2014 compared to 13.4% for the three months ended September 28, 2013.

Income from Operations

As a result of the foregoing, income from operations decreased $5.6 million, or 21.3%, to $20.5 million for the three months ended September 27, 2014 compared to $26.1 million for the three months ended September 28, 2013. Income from operations as a percentage of net sales decreased to 6.7% during the three months ended September 27, 2014 as compared to 9.6% during the three months ended September 28, 2013.

Retail

Income from operations for the retail segment decreased $1.5 million, or 3.1%, to $45.9 million for the three months ended September 27, 2014 compared to $47.4 million for the three months ended September 28, 2013. Income from operations as a percentage of net sales for the retail segment decreased to 17.6% for the three months ended September 27, 2014 compared to 19.4% for the three months ended September 28, 2013. The decrease as a percentage of net sales was primarily the result of 0.5% in supply chain costs, 0.5% primarily resulting from changes in product mix and higher coupon discounts, 0.4% due to advertising and promotion expenses and 0.3% resulting from payroll and benefits costs.

Direct

Income from operations for the direct segment decreased $0.5 million, or 9.1%, to $4.9 million for the three months ended September 27, 2014 compared to $5.4 million for the three months ended September 28, 2013. Income from operations as a percentage of net sales for the direct segment decreased to 15.7% for the three months ended September 27, 2014 compared to 19.0% for the three months ended September 28, 2013. The decrease as a percentage of net sales was primarily the result of 1.3% in advertising costs, 1.1% resulting primarily from changes in product mix and higher coupon discounts and 0.5% in payroll and benefits costs.

Manufacturing

Loss from operations for the manufacturing segment was $2.1 million for the three months ended September 27, 2014. Excluding $3.3 million of charges related to the inventory valuation step up for inventory sold during this three month period, income from operations for the manufacturing segment was $1.2 million, or 6.8% as a percentage of net sales for the manufacturing segment.

Corporate Costs

Corporate costs increased $1.5 million, or 5.4%, to $28.2 million during the three months ended September 27, 2014 compared to $26.7 million for the three months ended September 28, 2013. Corporate costs as a percentage of net sales decreased to 9.1% for the three months ended September 27, 2014 compared to 9.8% for the three months ended September 28, 2013. The dollar increase in corporate costs was primarily due to an increase in depreciation and amortization expense of $1.4 million.

Provision for Income Taxes

We recognized $8.2 million of income tax expense during the three months ended September 27, 2014 compared to $9.7 million during the three months ended September 28, 2013. The effective tax rate for the three months ended September 27, 2014 was 40.2%, compared to 37.3% for the three months ended September 28, 2013. The effective tax rate increased primarily due to the reversal of charges previously recorded relating to uncertain tax positions due to the expiration of the applicable statutes of limitations during the three months ended September 28, 2013.

Net Income

As a result of the foregoing, we generated net income of $12.2 million in the three months ended September 27, 2014 compared to net income of $16.3 million in the three months ended September 28, 2013.

Nine Months Ended September 27, 2014 Compared To Nine Months Ended September 28, 2013

Net Sales

Net sales increased $91.9 million, or 11.1%, to $923.0 million for the nine months ended September 27, 2014 compared to $831.0 million for the nine months ended September 28, 2013. The increase was the result of an increase in our total comparable net sales of $34.3 million, or 4.2%, as well as an increase in our non-comparable sales of $57.6 million, which includes $21.4 million from Nutri-Force. Sales increased primarily in the Sports Nutrition category which increased $31.6 million and in the Other category which increased $25.5 million primarily due to new product introductions.

Retail

Net sales from our retail stores increased $59.2 million, or 8.0%, to $802.4 million for the nine months ended September 27, 2014 compared to $743.2 million for the nine months ended September 28, 2013. We operated 701 stores as of September 27, 2014 compared to 640 stores as of September 28, 2013. Store sales increased due to an increase in comparable retail store sales of $23.1 million, or 3.1%, and an increase in non-comparable store sales of $36.1 million, which includes $9.4 million from Super Supplements stores. The increase in comparable store sales was primarily driven by customer traffic.

Direct

Net sales to our direct customers increased $11.3 million, or 12.9%, to $99.1 million for the nine months ended September 27, 2014 compared to $87.9 million for the nine months ended September 28, 2013. The increase in our direct sales was due to an increase in our e-commerce sales of 14.2% which was offset in part by a decrease in our catalog sales. The increase in e-commerce sales was largely due to retention marketing programs. We continue to reduce our catalog circulation and customer prospecting as we believe catalog purchasing in general is declining in popularity as a purchasing medium, especially in light of the growth of on-line shopping.

Manufacturing

Net sales to third party manufacturing customers was $21.4 million for the nine months ended September 27, 2014.

Cost of Goods Sold

Cost of goods sold increased $74.2 million, or 13.8%, to $613.3 million for the nine months ended September 27, 2014 compared to $539.1 million for the nine months ended September 28, 2013. The dollar increase was primarily due to an increase in sales. Cost of goods sold as a percentage of net sales increased to 66.4% for the nine months ended September 27, 2014, compared to 64.9% for the nine months ended September 28, 2013. The increase of cost of goods sold as a percentage of net sales was primarily due to 0.7% resulting from the acquired manufacturing operations and 0.6 % due to supply chain costs.

Gross Profit

As a result of the foregoing, gross profit increased $17.7 million, or 6.1%, to $309.7 million for the nine months ended September 27, 2014 compared to $292.0 million for the nine months ended September 28, 2013. Gross profit as a percentage of sales decreased to 33.6% for the nine months ended September 27, 2014 compared to 35.1% for the nine months ended September 28, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $26.1 million, or 13.0%, to $226.7 million during the nine months ended September 27, 2014, compared to $200.6 million during the nine months ended September 28, 2013. The components of selling, general and administrative expenses are explained below. Selling, general and administrative expenses as a percentage of net sales for the nine months ended September 27, 2014 increased to 24.6% compared to 24.1% for the nine months ended September 28, 2013.

Operating payroll and related benefits increased $9.2 million, or 11.5%, to $89.0 million for the nine months ended September 27, 2014 compared to $79.8 million for the nine months ended September 28, 2013. Operating payroll and related benefits expenses as a percentage of net sales was 9.6% for both the nine months ended September 27, 2014 and the nine months ended September 28, 2013.

Advertising and promotion expenses increased $2.4 million, or 18.4%, to $15.3 million for the nine months ended September 27, 2014 compared to $12.9 million for the nine months ended September 28, 2013. Advertising and promotion expenses as a percentage of net sales increased to 1.7% during the nine months ended September 27, 2014 compared to 1.6% during the nine months ended September 28, 2013.

Other selling, general and administrative expenses, which include depreciation and amortization expense, increased $14.5 million, or 13.5%, to $122.3 million for the nine months ended September 27, 2014 compared to $107.8 million for the nine months ended September 28, 2013. The dollar increase in other selling, general and administrative expenses was primarily due to an increase in depreciation and amortization of $5.0 million, acquisition and integration expenses of $4.3 million and costs related to the addition of Nutri-Force of $3.2 million. The nine months ended September 28, 2013 included proceeds from insurance recoveries of $1.1 million and costs related to the acquisition and integration of Super Supplements of $3.9 million. Other selling, general and administrative expenses as a percentage of net sales increased to 13.3% for the nine months ended September 27, 2014 compared to 13.0% for the nine months ended September 28, 2013.

Income from Operations

As a result of the foregoing, income from operations decreased $8.4 million, or 9.2%, to $83.0 million for the nine months ended September 27, 2014 compared to $91.4 million for the nine months ended September 28, 2013. Income from operations as a percentage of net sales decreased to 9.0% during the nine months ended September 27, 2014 as compared to 11.0% during the nine months ended September 28, 2013.

Retail

Income from operations for the retail segment increased $0.7 million, or 0.5%, to $154.4 million for the nine months ended September 27, 2014 compared to $153.6 million for the nine months ended September 28, 2013. Income from operations as a percentage of net sales for the retail segment decreased to 19.2% for the nine months ended September 27, 2014 compared to 20.7% for the nine months ended September 28, 2013. The decrease as a percentage of net sales was primarily due to supply chain costs of 0.7% and payroll related benefits costs of 0.4% during the nine months ended September 27, 2014 as compared to the nine months ended September 28, 2013.

Direct

Income from operations for the direct segment increased $1.2 million, or 7.1%, to $17.7 million for the nine months ended September 27, 2014 compared to $16.5 million for the nine months ended September 28, 2013. Income from operations as a percentage of net sales for the direct segment decreased to 17.9% for the nine months ended September 27, 2014 compared to 18.8% for the nine months ended September 28, 2013. This decrease was primarily due to general operating expenses of 0.6% and advertising and promotion expenses of 0.2% as a percentage of net sales.

Manufacturing

Loss from operations for the manufacturing segment was $3.0 million for the nine months ended September 27, 2014. Excluding $4.5 million of charges related to the inventory valuation step up for inventory sold subsequent to the acquisition, income from operations for the manufacturing segment was $1.5 million, or 7.0% as a percentage of net sales for the manufacturing segment.

Corporate Costs

Corporate costs increased $7.3 million, or 9.3%, to $86.1 million during the nine months ended September 27, 2014 compared to $78.8 million for the nine months ended September 28, 2013. Corporate costs as a percentage of net sales decreased to 9.3% for the nine months ended September 27, 2014 compared to 9.5% for the nine months ended September 28, 2013. The dollar increase in corporate costs was primarily due to an increase in depreciation and amortization of $4.5 million and acquisition and integration expenses of $4.3 million. The nine months ended September 28, 2013 included proceeds from insurance recoveries of $1.1 million and costs related to the acquisition and integration of Super Supplements of $3.9 million.

Provision for Income Taxes

We recognized $33.0 million of income tax expense during the nine months ended September 27, 2014 compared to $35.7 million during the nine months ended September 28, 2013. The effective tax rate for the nine months ended September 27, 2014 was 39.9%, compared to 39.2% for the nine months ended September 28, 2013. The effective tax rate increased primarily due to the reversal of charges previously recorded relating to uncertain tax positions due to the expiration of the applicable statutes of limitations during the nine months ended September 28, 2013.

Net Income

As a result of the foregoing, we generated net income of $49.6 million in the nine months ended September 27, 2014 compared to net income of $55.3 million in the nine months ended September 28, 2013.

Key Indicators of Liquidity and Capital Resources

The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	September 27, 2014	December 28, 2013
Balance Sheet Data:
Cash and cash equivalents	$32,161	$74,036
Working capital	167,924	172,341
Total assets	754,405	682,064

	Nine Months Ended
	September 27, 2014	September 28, 2013
Other Information:
Depreciation and amortization of fixed and intangible assets	$25,060	$20,012

Cash Flows Provided By (Used In):
Operating activities	$69,159	$53,221
Investing activities	(112,912)	(82,959)
Financing activities	1,867	2,817
Effect of exchange rate changes on cash and cash equivalents	11	(46)

Net decrease in cash and cash equivalents	$(41,875)	$(26,967)

Liquidity and Capital Resources

Our primary uses of cash are to fund working capital, operating expenses and capital expenditures related primarily to the build-out of new stores, the remodeling of existing stores and information technology investments. Historically, we have financed our requirements predominately through internally generated cash flow. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our revolving credit facility, will be sufficient to meet our working capital needs for the next twelve months, our store growth plans, systems development and store improvements, as well as the repurchase of any shares of our common stock from time to time.

In addition to the $81.5 million for the acquisition of Nutri-Force in the second quarter of Fiscal 2014, we expect to pay approximately $4.0 million of the contingent consideration related to this acquisition during the first half of Fiscal 2015. We plan to spend approximately $40 million in capital expenditures during Fiscal 2014, most of which pertains to new stores we anticipated opening throughout this year, the remodeling of existing stores and information technology investments. Of the total capital expenditures projected for Fiscal 2014, we have invested $30.8 million during the nine months ended September 27, 2014. We planned on opening approximately 60 new stores during Fiscal 2014, of which we have opened 44 stores as of September 27, 2014. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $155,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.

We were in compliance with all debt covenants relating to our Revolving Credit Facility as of September 27, 2014. We expect to be in compliance with these same debt covenants during the remainder of Fiscal 2014 as well.

Cash Provided by Operating Activities

Net cash provided by operating activities was $69.2 million for the nine months ended September 27, 2014 as compared to $53.2 million for the nine months ended September 28, 2013. The $15.9 million increase in cash flows from operating activities is primarily due to increases in accrued expenses including the contingent consideration related to the acquisition of Nutri-Force as well as accruals for capital expenditures and operating activities.

Cash Used in Investing Activities

Net cash used in investing activities was $112.9 million during the nine months ended September 27, 2014 as compared to $83.0 million during the nine months ended September 28, 2013. The $30.0 million increase in cash used in investing activities is primarily due to the $81.5 million for the acquisition of Nutri-Force during the nine months ended September 27, 2014 partially offset by the $50.5 million for the acquisition of Super Supplements and costs for the Ashland, Virginia distribution center during the nine months ended September 28, 2013. Capital expenditures during the nine months ended September 27, 2014 and September 28, 2013 were used primarily for the build-out of new stores and improvements to existing stores, as well as computer equipment related to those stores. The Company opened 44 new stores during the nine months ended September 27, 2014 as compared to 33 new stores during the nine months ended September 28, 2013.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1.9 million for the nine months ended September 27, 2014, as compared to $2.8 million for the nine months ended September 28, 2013. The $1.0 million decrease in cash provided by financing activities is primarily due to purchases of common stock under the Company’s share repurchase program of $7.8 million and an increase in purchases of treasury stock of $2.0 million substantially offset by an increase in the proceeds from exercises of stock options of $4.9 million and an increase in the tax benefits on exercises of stock options of $4.0 million for the nine months ended September 27, 2014 as compared to the nine months ended September 28, 2013.

Revolving Credit Facility

The terms of our Revolving Credit Facility extend through October 11, 2018, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 6. Credit Arrangements in the Notes to Condensed Consolidated Financial Statements (unaudited). During the nine months ended September 27, 2014 there were no borrowings under the Revolving Credit Facility. The unused available line of credit under the Revolving Credit Facility at September 27, 2014 was $89.0 million.

Contractual Obligations and Commercial Commitments

Except as described in our Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2014, as filed with the Securities and Exchange Commission on August 5, 2014, there have been no other significant developments with respect to our contractual obligations since December 28, 2013. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2013 Form 10-K.

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

Effects of Inflation

We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During Fiscal 2014, retail price inflation has been at a rate below historical trends. During the remainder of Fiscal 2014, we anticipate retail inflation to occur at a rate more consistent with past trends of approximately 1% to 2%. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.

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

Interest Rate Risk

The Company’s market risks relate primarily to changes in interest rates if there were outstanding indebtedness, however, the Company had no outstanding debt as of September 27, 2014. Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows.

Our Revolving Credit Facility carries a floating interest rate and, therefore, our statements of income and our cash flows would be exposed to changes in interest rates if there was indebtedness under our Revolving Credit Facility.

Foreign Currency Risk

The Company is minimally exposed to foreign currency exchange risk. We lease and operate three stores in Canada. Sales made from the Canadian stores are made in Canadian dollars. The Company does not currently hedge against the risk of exchange rate fluctuations. At September 27, 2014, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would have a de minimis impact on our consolidated financial statements.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 27, 2014, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2014.

Changes in Internal Control over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 6, 2014, the Company acquired all of the outstanding equity interests of Nutri-Force. Prior to the acquisition, Nutri-Force was a privately-held company. We will exclude the operations of Nutri-Force from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for the fiscal year ending December 27, 2014. The Company began the process of evaluating Nutri-Force internal controls and implementing our internal control structure over the acquired operations during Fiscal 2014 and expects that this effort will be completed in Fiscal 2015.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Fiscal 2013 Form 10-K. Except as described in our Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2014, as filed with the Securities and Exchange Commission on August 5, 2014, there has not been a material change to the risk factors set forth in the Fiscal 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 27, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2014.

VITAMIN SHOPPE, INC.

By:	/s/ Anthony N. Truesdale
Anthony N. Truesdale
Chief Executive Officer

By:	/s/ Brenda Galgano
Brenda Galgano
EVP and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 27, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements