Form 10-Q
period 2015-03-28
Vitamin Shoppe, Inc.
filed 2015-05-06
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

or

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

As of April 17, 2015, Vitamin Shoppe, Inc. had 29,743,356 shares of common stock outstanding.

Forward-Looking Statements

Statements in this document that are not historical facts are “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 , as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). We caution readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, new stores, integration of acquisitions, working capital, liquidity, capital expenditures, capital needs and interest costs, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and are based on current information and expectations. You can identify these statements by forward-looking words such as “may”, “expect”, “intend”, “anticipate”, “plan”, “believe”, “seek”, “should”, “estimate”, “outlook”, “trends”, “future benefits”, “strategies”, “goals” and similar words.

Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. Actual results may differ materially from those suggested by the “forward looking statements” as a result of certain risks and uncertainties including, but not limited to, industry based factors such as the level of competition in the vitamin, mineral and supplement industry, continued demand from the primary markets the Company serves, consumer perception of our products, the availability of raw materials, as well as economic conditions generally and factors more specific to the Company such as compliance with manufacturing regulations, certifications and practices and restrictions imposed by the Company’s revolving credit facility including financial covenants and limitations on the company’s ability to incur additional indebtedness and the Company’s future capital requirements. For details regarding these and other risks and uncertainties, see “Item 1A., “Risk Factors” and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other factors set forth in the Fiscal 2014 Form 10-K.

Except as required by law, the Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 28,	December 27,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$1,854	$12,166
Accounts receivable, net of allowance of $1,344 and $1,883 in 2015 and 2014, respectively	7,266	10,376
Inventories	213,713	187,027
Prepaid expenses and other current assets	36,735	37,029

Total current assets	259,568	246,598
Property and equipment, net of accumulated depreciation and amortization of $246,507 and $238,613 in 2015 and 2014, respectively	139,018	140,596
Goodwill	243,269	243,269
Other intangibles, net	88,630	89,025
Other assets	3,062	2,903

Total assets	$733,547	$722,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$18,000	$8,000
Accounts payable	50,800	37,396
Accrued expenses and other current liabilities	57,948	75,820

Total current liabilities	126,748	121,216
Deferred income taxes	9,384	9,151
Deferred rent	39,388	39,388
Other long-term liabilities	696	702

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at March 28, 2015 and December 27, 2014	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 29,673,701 shares issued and 29,613,940 shares outstanding at March 28, 2015, and 30,106,337 shares issued and 30,048,881 shares outstanding at December 27, 2014	297	301
Additional paid-in capital	253,792	267,083
Treasury stock, at cost; 59,761 shares at March 28, 2015 and 57,456 shares at December 27, 2014	(2,796)	(2,695)
Accumulated other comprehensive income (loss)	10	(83)
Retained earnings	306,028	287,328

Total stockholders’ equity	557,331	551,934

Total liabilities and stockholders’ equity	$733,547	$722,391

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2015	2014

Net sales	$336,835	$307,836
Cost of goods sold	222,186	198,367

Gross profit	114,649	109,469
Selling, general and administrative expenses	83,694	75,222

Income from operations	30,955	34,247
Interest expense, net	164	85

Income before provision for income taxes	30,791	34,162
Provision for income taxes	12,091	13,653

Net income	$18,700	$20,509

Weighted average common shares outstanding
Basic	29,497,599	30,214,684
Diluted	29,867,344	30,750,265
Net income per common share
Basic	$0.63	$0.68
Diluted	$0.63	$0.67

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2015	2014
Net income	$18,700	$20,509
Other comprehensive income (loss):
Foreign currency translation adjustments	93	(31)

Other comprehensive income (loss)	93	(31)

Comprehensive income	$18,793	$20,478

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014

Cash flows from operating activities:
Net income	$18,700	$20,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	9,227	8,040
Amortization of deferred financing fees	39	32
Deferred income taxes	234	427
Deferred rent	(506)	(141)
Equity compensation expense	2,143	1,912
Tax benefits on exercises of stock options	(113)	(1,625)
Contingent consideration payment for FDC Vitamins, LLC acquisition	(959)	—
Changes in operating assets and liabilities:
Accounts receivable	3,110	—
Inventories	(26,303)	(5,460)
Prepaid expenses and other current assets	(197)	8,488
Other assets	(219)	(158)
Accounts payable	9,648	(3,880)
Accrued expenses and other current liabilities	(9,783)	(10,651)
Other long-term liabilities	513	1,525

Net cash provided by operating activities	5,534	19,018

Cash flows from investing activities:
Capital expenditures	(11,274)	(8,515)
Acquisition of FDC Vitamins, LLC	487	—
Trademarks and other intangible assets	(149)	(179)

Net cash used in investing activities	(10,936)	(8,694)

Cash flows from financing activities:
Borrowings under revolving credit facility	18,000	—
Repayments of borrowings under revolving credit facility	(8,000)	—
Bank overdraft	4,538	—
Contingent consideration payment for FDC Vitamins, LLC acquisition	(4,041)	—
Proceeds from exercises of common stock options	783	1,788
Issuance of shares under employee stock purchase plan	207	216
Tax benefits on exercises of stock options	113	1,625
Purchases of treasury stock	(101)	(94)
Purchases of shares under Share Repurchase Program	(16,541)	—
Other financing activities	(24)	(55)

Net cash (used in) provided by financing activities	(5,066)	3,480

Effect of exchange rate changes on cash and cash equivalents	156	(14)

Net (decrease) increase in cash and cash equivalents	(10,312)	13,790
Cash and cash equivalents beginning of period	12,166	74,036

Cash and cash equivalents end of period	$1,854	$87,826

Supplemental disclosures of cash flow information:
Interest paid	$65	$58
Income taxes paid	$1,630	$588

Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$4,649	$6,030

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

Vitamin Shoppe, Inc. (“VSI”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “Industries” together with VSI, the “Company”), is a multi-channel specialty retailer and contract manufacturer of nutritional products. Sales of both national brands and our own brands of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products (“VMS products”) are made through VSI-operated retail stores, the internet and mail order catalogs to customers located primarily in the United States. In addition, the Company manufactures products for both sales to third parties as well as for the VSI product assortment. VSI operates from its headquarters in North Bergen, New Jersey.

The condensed consolidated financial statements as of March 28, 2015 and for the three months ended March 28, 2015 and March 29, 2014, are unaudited. The condensed consolidated balance sheet as of December 27, 2014 was derived from our audited financial statements. All intercompany transactions and balances have been eliminated in consolidation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K for the fiscal year ended December 27, 2014, as filed with the Securities and Exchange Commission on February 24, 2015 (the “Fiscal 2014 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week period, ending on the last Saturday in December. The results for the three months ended March 28, 2015 and March 29, 2014, are each based on 13-week periods, respectively.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2016 and early application of ASU 2014-09 is not permitted for public companies. The Company is evaluating ASU 2014-09 to determine if this guidance will have a material impact on the Company’s condensed consolidated financial statements.

2.	Acquisition

On June 6, 2014, the Company acquired all of the outstanding equity interests of FDC Vitamins, LLC d/b/a Nutri-Force Nutrition (“Nutri-Force”), a company which provides custom manufacturing and private labeling of vitamins, dietary supplements, nutraceuticals and nutritional supplements, as well as, develops and markets its own branded products. The total purchase price was $86.1 million in cash, which includes $5.0 million of contingent consideration which was paid in March, 2015.

3.	Inventories

The components of inventories are as follows (in thousands):

	March 28, 2015	December 27, 2014
Finished goods	$191,609	$171,896

Work-in-process	5,460	4,592

Raw materials	16,644	10,539

	$213,713	$187,027

4.	Goodwill and Intangible Assets

Goodwill is allocated between the Company’s segments (reporting units), retail, direct and manufacturing. The following table discloses the carrying value of all intangible assets (in thousands):

	March 28, 2015			December 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets
Goodwill	$243,269	$—	$243,269	$243,269	$—	$243,269
Tradenames - Indefinite-lived	68,405	—	68,405	68,405	—	68,405
Brands	10,000	463	9,537	10,000	324	9,676
Customer relationships	7,500	313	7,187	7,500	219	7,281
Tradenames - Definite-lived	4,400	1,982	2,418	4,250	1,735	2,515
Software	1,300	217	1,083	1,300	152	1,148
Intangibles related to asset purchase	2,950	2,950	—	2,950	2,950	—

	$337,824	$5,925	$331,899	$337,674	$5,380	$332,294

The useful lives of the Company’s definite-lived intangible assets are between 3 to 20 years. The expected amortization expense on definite-lived intangible assets on the Company’s condensed consolidated balance sheet at March 28, 2015, is as follows (in thousands):

Remainder of Fiscal 2015	$1,640
Fiscal 2016	1,485
Fiscal 2017	1,385
Fiscal 2018	1,385
Fiscal 2019	1,385
Thereafter	12,945

$20,225

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 28, 2015	December 27, 2014
Deferred sales	$8,608	$22,499
Accrued salaries and related expenses	8,048	8,824
Sales taxes payable and related expenses	7,552	6,494
Accrued fixed asset additions	4,337	7,290
Other accrued expenses	29,403	30,713

	$57,948	$75,820

6.	Credit Arrangements

As of March 28, 2015 and as of December 27, 2014, the Company had $18.0 million and $8.0 million of borrowings outstanding on its Revolving Credit Facility, respectively.

Revolving Credit Facility

Subject to the terms of the Revolving Credit Facility, which has a maturity date of October 11, 2018, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable as well as certain inventory of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount borrowed during the three months ended March 28, 2015 was $18.0 million. There were no borrowings during the three months ended March 29, 2014. The unused available line of credit under the Revolving Credit Facility at March 28, 2015 was $69.1 million.

Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.25% or 0.50% or the adjusted Eurodollar rate plus 1.25% or 1.50%, in each case with the higher spread applicable in the event that the aggregate amount of the borrowings under the Revolving Credit Facility exceeds 50% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility during the three months ended March 28, 2015 was 1.44%.

The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility was 0.25% as of March 28, 2015 and December 27, 2014.

Interest expense, net for the three months ended March 28, 2015 and March 29, 2014 consists of the following (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014

Interest/Fees on the revolving credit facility and other interest	$125	$65
Amortization of deferred financing fees	39	32
Interest income	—	(12)

Interest expense, net	$164	$85

7.	Stock Based Compensation

Equity Incentive Plans- The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”). As of March 28, 2015, there were 2,444,670 shares available to grant under both plans.

The following table summarizes restricted shares for the 2009 Plan as of March 28, 2015 and changes during the three month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value

Unvested at December 27, 2014	448,611	$45.04
Granted	9,833	$46.77
Vested	(5,312)	$51.42
Canceled/forfeited	(5,801)	$44.23

Unvested at March 28, 2015	447,331	$45.01

The following table summarizes stock options for the 2006 and 2009 Plans as of March 28, 2015 and changes during the three month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 27, 2014	383,577	$24.14
Granted	—	—
Exercised	(35,689)	$21.94
Canceled/forfeited	(388)	$37.07

Outstanding at March 28, 2015	347,500	$24.35	3.96	$5,702

Vested or expected to vest at March 28, 2015	328,666	$24.35	3.96	—

Vested and exercisable at March 28, 2015	305,304	$22.52	3.64	$5,504

The total intrinsic value of options exercised during the three months ended March 28, 2015 and March 29, 2014, was $0.7 million and $4.7 million, respectively. The cash received from options exercised during the three months ended March 28, 2015 and March 29, 2014 was $0.8 million and $1.8 million, respectively.

The following table summarizes restricted share units for the 2009 Plan as of March 28, 2015 and changes during the three month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value

Unvested at December 27, 2014	9,633	$51.37
Granted	5,715	$47.19
Vested	(9,280)	$51.71
Canceled/forfeited	—	—

Unvested at March 28, 2015	6,068	$46.91

Compensation expense attributable to stock based compensation for the three months ended March 28, 2015 and March 29, 2014, was approximately $2.1 million and $1.9 million, respectively. As of March 28, 2015, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares and restricted share units to be expensed in future periods is $6.6 million, and the related weighted-average period over which it is expected to be recognized is 1.5 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares and restricted share units as of March 28, 2015 is approximately $1.5 million.

The weighted-average grant date fair value of stock options was $15.60 during the three months ended March 29, 2014. This valuation represents the fair value of subsequent annual tranches of performance based stock options granted in 2011. There were no such valuations during the three months ended March 28, 2015. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 29, 2014

Expected dividend yield	0.0%
Weighted average expected volatility	35.9%
Weighted average risk-free interest rate	1.2%
Expected holding period	4.00 years

Treasury Stock- As part of the Company’s stock plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the three months ended March 28, 2015, the Company purchased 2,305 shares in settlement of employees’ tax obligations for a total of $0.1 million. The Company accounts for treasury stock using the cost method.

8.	Advertising Costs

The costs of advertising for online marketing arrangements, magazines, direct mail, television and radio are expensed the first time the advertising takes place. Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. Advertising expense was $6.5 million and $5.5 million for the three months ended March 28, 2015 and March 29, 2014, respectively.

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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three Months Ended
	March 28, 2015	March 29, 2014
Numerator:
Net income	$18,700	$20,509

Denominator:
Basic weighted average common shares outstanding	29,497,599	30,214,684

Effect of dilutive securities:
Stock options	123,583	323,029
Restricted shares	244,585	211,244
Restricted share units	1,577	1,308

Diluted weighted average common shares outstanding	29,867,344	30,750,265

Basic net income per common share	$0.63	$0.68

Diluted net income per common share	$0.63	$0.67

Stock options and restricted shares for the three months ended March 28, 2015 and March 29, 2014 in the amount of 10,015 shares and 25,941 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

10.	Share Repurchase Program

In August 2014, the Company’s board of directors approved a share repurchase program that enables the Company to purchase up to $100 million of its shares of common stock from time to time over a three year period. As of March 28, 2015, 1,672,039 shares have been repurchased for a total of $74.4 million. The repurchase program does not obligate the Company to acquire any specific number of shares of its common stock and may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing such shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases.

During the first quarter of Fiscal 2015, the Company repurchased 400,000 shares of its common stock in the open market, which were retired upon repurchase. The total purchase price was $16.5 million with an average repurchase price per share of $41.35.

Additionally, the Company completed an accelerated share repurchase arrangement (“ASR”) in January 2015 at which time the financial institution delivered 88,325 shares of the Company’s common stock, which were retired upon delivery. The average repurchase price per share under the ASR was $46.68. The Company reflects the ASR as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as a forward contract indexed to its own common stock. The ASR met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument.

11.	Legal Proceedings

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. As of March 28, 2015, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

12.	Segment Data

The Company currently operates three business segments, retail, direct and manufacturing. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments as well as corporate costs. The retail segment primarily includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of VMS products through Vitamin Shoppe, Super Supplements and Vitapath retail stores in the United States, Puerto Rico and in Canada. The direct segment generates revenue through the sale of VMS products primarily through the Company’s websites and catalog. The Company’s websites offer customers online access to a full assortment of approximately 23,000 SKUs. The manufacturing segment supplies the retail and direct segments, along with various thirds parties, with finished products for sale. Corporate costs represent all other expenses not allocated to the retail, direct or manufacturing segments which include, but are not limited to: human resources, legal, retail management, direct management, finance, information technology, depreciation (primarily related to assets utilized by the retail and direct business segments as well as corporate assets) and amortization, and various other corporate level activity related expenses. Intercompany sales transactions are eliminated in consolidation.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 2. Summary of Significant Accounting Policies in the Fiscal 2014 Form 10-K. The Company has allocated $165.3 million, $45.3 million and $32.6 million of its recorded goodwill to the retail, direct and manufacturing segments, respectively. The Company does not have identifiable assets separated by segment, with the exception of the identifiable assets of the manufacturing segment which were $95.7 million and $96.2 million as of March 28, 2015 and December 27, 2014, respectively. Capital expenditures for the manufacturing segment for the three months ended March 28, 2015 were approximately $1.1 million. At March 28, 2015 and December 27, 2014, long lived assets of the manufacturing segment were $60.3 million and $59.9 million, respectively.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Net sales:
Retail	$287,983	$272,468
Direct	34,844	35,368
Manufacturing	21,828	—

Segment net sales	344,655	307,836
Elimination of intersegment revenues	(7,820)	—

Net sales	$336,835	$307,836

Income from operations:
Retail	$56,059	$56,699
Direct	5,065	7,025
Manufacturing	299	—
Corporate costs (1)	(30,468)	(29,477)

Income from operations	$30,955	$34,247

(1)	Corporate costs include (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Depreciation and amortization expenses	$8,880	$8,040
Acquisition and integration costs	360	1,758

13.	Subsequent Events

On May 6, 2015, the Company announced that its board of directors approved a share repurchase program that enables the Company to purchase up to $100 million of its shares of common stock from time to time over the next three years. This authorization is in addition to approximately $25.6 million remaining, as of May 6, 2015, under the existing $100 million share repurchase authorization, which was announced in August 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q. The discussion in this section contains forward-looking statements that are based upon current information and expectations. We sometimes identify forward-looking statements with such words as “may”, “expect”, “intend”, “anticipate”, “plan”, “believe”, “seek”, “should”, “estimate”, “outlook”, “trends”, “future benefits”, “strategies”, “goals” and similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, capital resources, liquidity, capital expenditures, new stores, integration of acquisitions, retail inflation, additional financings or borrowings and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this quarterly report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in Item 1A. – “Risk Factors” in our Fiscal 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2014 (the “Fiscal 2014 Form 10-K”).

Company Overview

We are a multi-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. As of March 28, 2015, we operated 725 stores in 45 states, the District of Columbia, Puerto Rico and Ontario, Canada and sold our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. We market over 900 nationally recognized brands as well as our own brands, which include Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt™, ProBioCare™ , Next Step™, Nutri-Force® Sport and Betancourt Sports Nutrition. We believe we offer one of the largest varieties of products among vitamin, mineral, and supplement (“VMS”) retailers with approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and approximately 15,000 additional SKUs available through our e-commerce and other direct sales channels. Our broad product offering enables us to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. We believe our extensive product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.

On June 6, 2014, the Company acquired all of the outstanding equity interests of Nutri-Force, a company which provides custom manufacturing and private labeling of vitamins, dietary supplements, nutraceuticals and nutritional supplements, as well as, develops and markets its own branded products. The total purchase price was $86.1 million in cash. For additional information, refer to Note 2., “Acquisitions” and Note 12., “Segment Data” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information. We anticipate incurring approximately $1.5 million of additional costs related to the integration of Nutri-Force in Fiscal 2015 of which $0.4 million was incurred in the three months ended March 28, 2015.

Highlights for the First Quarter of Fiscal 2015

•	Net sales increased 9.4%

•	Total comparable net sales increased 1.2%

•	Fully diluted earnings per share of $0.63

Segment Information

We operate through three business segments: retail, which includes Vitamin Shoppe, Super Supplements and Vitapath retail store formats, direct, which consists of our e-commerce and catalog formats, and manufacturing, which consists of the Nutri-Force manufacturing operations.

Retail. Through our retail store formats, we believe we differentiate ourselves in the VMS industry, which has been successful across geographic and demographic markets. What makes us unique is our broad selection of VMS products and our stores are staffed with trained and knowledgeable employees (“Health Enthusiasts®”) who are able to inform our customers about product features and assist in product selection.

We continue to pursue new store growth. Since the beginning of Fiscal 2013 through March 28, 2015, we have opened 124 new stores and acquired 31 stores, expanding our presence in our existing markets as well as entering new markets. We expect our new stores to reach sales more consistent with our mature store base over an approximate four to five year time period. In addition, our new stores since the beginning of Fiscal 2013 average approximately 2,900 square feet compared to the average of our total store portfolio of approximately 3,600 square feet. This strategy has allowed us to increase our sales per square foot without impacting the breadth of our product assortment.

Direct. We sell our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. Our e-commerce sites and our catalog complement our in-store experience by extending our retail product offerings with approximately 15,000 additional SKUs that are not available in our stores and enable us to access customers outside our retail markets and those who prefer to shop online.

Manufacturing. Through Nutri-Force, we provide custom manufacturing and private labeling of VMS products and develop and market our own branded products for both sales to third parties and for the VSI product assortment.

Trends and Other Factors Affecting Our Business

Our performance is affected by industry trends including, among others, demographic, health and lifestyle preferences, as well as other factors, such as industry media coverage and governmental actions. For example, our industry is subject to potential regulatory activity and other legal matters that could affect the credibility of a given product or category of products. Consumer trends, such as those described in the following paragraph, the overall impact on consumer spending, which may be affected heavily by current economic conditions, and limited product innovation and introductions in the VMS industry can dramatically affect purchasing patterns. Even though our business model allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives, such actions may not impact adverse trends. We will continue to diversify our product lines in an attempt to offer items less susceptible to the effects of economic conditions. Additionally, our performance is affected by competitive trends such as the entry of new competitors, changes in promotional strategies or expansion of product assortment by various competitors.

Our performance is also affected by trends in product mix and channel penetration. While our sports nutrition category continues to be among our fastest growing categories, product margins within the sports nutrition category are historically lower than other product categories. Although our e-commerce sales growth during the fiscal quarter ended March 28, 2015 was below retail sales growth, we continue to believe our prospective e-commerce sales growth rate will be higher than the sales growth rate for our retail stores. As our e-commerce business has historically operated at a lower gross margin than our retail stores, increased penetration of the e-commerce channel will adversely affect our gross margins. The acquisition of Nutri-Force has affected and is anticipated to continue to affect our performance as this manufacturing operation historically generates lower margins than our retail and direct operations. We have begun the process to transition part of the VSI private label assortment to Nutri-Force and will continue to increase the number of items manufactured by Nutri-Force. Therefore, we anticipate improved gross margins on these items over time.

Sales of weight management products are generally more sensitive to consumer trends, such as increased demand for products recommended by the media, resulting in higher volatility than our other products. Our sales of weight management products have been significantly influenced by the rapid increase and subsequent decline of products such as low carb products and certain thermogenic products. Accordingly, we launch new weight management products on an ongoing basis in response to prevailing market conditions and consumer demands.

In addition to the weight management product lines, we intend to continue our focus in meeting the demands of an increasingly aging population and a rapidly growing health conscious public.

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2013, we have opened 124 stores, acquired 31 stores and as of March 28, 2015 operate 725 stores located in 45 states, the District of Columbia, Puerto Rico and Ontario, Canada.

New stores have typically required approximately four to five years to mature, generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin. In addition, our new stores since the beginning of Fiscal 2013 are approximately 2,900 square feet compared to our mature stores which are approximately 3,600 square feet. Additionally, stores opened in new markets have lower brand awareness compared to stores in existing markets, and as a result initially experience a lower sales volume than stores opened in existing markets. As a result of these trends, our recently opened stores have produced lower sales volume than historical sales trends. As these stores mature, we expect them to contribute meaningfully to our operating results.

We opened our Ashland, Virginia distribution center in the second half of Fiscal 2013 and the Company increased volume of this facility through Fiscal 2014 and as a result experienced higher supply chain costs as a percentage of sales during Fiscal 2014. In addition, a west coast third-party facility provided us with warehousing and distribution functions. We have elected to terminate our relationship with this facility and expect to discontinue use of this facility during the first half of Fiscal 2015. The Company is evaluating a new warehouse management system application in order to realize further productivity improvements.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our financial statements in the Fiscal 2014 Form 10-K. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Fiscal 2014 Form 10-K. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of our Board of Directors has reviewed the disclosures relating to them. Management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Fiscal 2014 Form 10-K.

General Definitions for Operating Results

Net Sales consist of sales, net of sales returns, deferred sales, wholesale customer incentives and a provision for estimated future returns, from comparable and non comparable sales. Total comparable net sales include sales generated by retail stores after 410 days of operation, e-commerce sales, and sales generated by acquired retail stores from the Super Supplements acquisition after 365 days. Sales to third parties of manufactured products generated by Nutri-Force are considered non-comparable sales.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014

Net sales	$336,835	$307,836
Increase in total comparable net sales (1)	1.2%	3.6%
Increase in comparable store net sales	1.5%	2.3%
(Decrease) Increase in e-commerce comparable net sales	(0.9%)	14.2%
Gross profit as a percent of net sales	34.0%	35.6%
Income from operations	$30,955	$34,247

(1)	Total comparable net sales are comprised of comparable retail store sales and e-commerce sales.

The following table shows the growth in our network of stores during the three months ended March 28, 2015 and March 29, 2014:

	Three Months Ended
	March 28, 2015	March 29, 2014
Store Data:
Stores open at beginning of period	717	659
Stores opened	11	9
Stores closed	(3)	(1)

Stores open at end of period	725	667

Total retail square footage at end of period (in thousands)	2,579	2,417
Average store square footage at end of period	3,558	3,623

Three Months Ended March 28, 2015 Compared to Three Months Ended March 29, 2014

The information presented below is for the three months ended March 28, 2015 and March 29, 2014 and was derived from our condensed consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.

The following tables summarize our results of operations for the three months ended March 28, 2015 and March 29, 2014 (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014	$ Change	% Change
Net sales	$336,835	$307,836	$28,999	9.4%
Cost of goods sold	222,186	198,367	23,819	12.0%

Cost of goods sold as % of net sales	66.0%	64.4%
Gross profit	114,649	109,469	5,180	4.7%
Gross profit as % of net sales	34.0%	35.6%
Selling, general and administrative expenses	83,694	75,222	8,472	11.3%
SG&A expenses as % of net sales	24.8%	24.4%

Income from operations	30,955	34,247	(3,292)	(9.6%)
Income from operations as % of net sales	9.2%	11.1%
Interest expense, net	164	85	79	92.9%

Income before provision for income taxes	30,791	34,162	(3,371)	(9.9%)
Provision for income taxes	12,091	13,653	(1,562)	(11.4%)

Net income	$18,700	$20,509	$(1,809)	(8.8%)

Net Sales

The increase in net sales was the result of an increase in our total comparable net sales of $3.7 million, or 1.2%, as well as an increase in our non-comparable sales of $25.3 million, which includes $14.0 million from Nutri-Force. Sales increased $8.1 million in the Other product category (which includes on the go bars, drinks and snacks, as well as natural beauty and personal care products) primarily due to new product introductions of on the go bars, drinks and snacks, and increased $3.7 million in the Sports Nutrition category.

Net sales for our three business segments, as well as a discussion of the changes in each segment’s net sales from the comparable prior year period, are provided below (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014	$ Change	% Change
Net Sales:
Retail (a)	$287,983	$272,468	$15,515	5.7%
Direct (b)	34,844	35,368	(524)	(1.5%)
Manufacturing	21,828	—	21,828	—

Segment net sales	344,655	307,836	36,819	12.0%
Elimination of intersegment revenues	(7,820)	—	(7,820)	—

Total net sales	$336,835	$307,836	$28,999	9.4%

(a)	The change in retail sales resulted from an increase in comparable store sales of $4.0 million, or 1.5%, and an increase in non-comparable store sales of $11.5 million. The increase in comparable store sales was driven by average transaction value.
(b)	Direct sales declined primarily due to a decrease in e-commerce sales of 0.9% resulting from reduced efficiencies in internet search programs.

Cost of Goods Sold

Cost of goods sold includes product, warehouse, distribution, manufacturing and occupancy costs. The dollar increase was primarily due to the increase in sales, as well as $10.3 million from the addition of Nutri-Force. As a percentage of net sales, cost of goods sold increased primarily due to 0.9% resulting from category mix and promotional pricing, 0.5% related to occupancy costs, 0.3% resulting from the acquired manufacturing operations of Nutri-Force partially offset by 0.2% due to lower supply chain costs.

Selling, General and Administrative Expenses

	Three Months Ended
	March 28, 2015	March 29, 2014	$ Change	% Change

SG&A Expenses (in thousands):
Payroll and Benefits (a)	$31,994	$29,369	$2,625	8.9%
Payroll & benefit as % of net sales	9.5%	9.5%
Advertising and Promotion (b)	6,532	5,468	1,064	19.5%
Advertising & promotion as % of net sales	1.9%	1.8%
Other SG&A (c)	45,168	40,385	4,783	11.8%
Other SG&A as % of net sales	13.4%	13.1%

Total SG&A Expenses	$83,694	$75,222	$8,472	11.3%

(a)	Payroll and benefits increased primarily due to the increase in head count added to operate new stores.
(b)	Advertising and promotion increased due to an increase in digital advertising of $0.6 million and Nutri-Force advertising of $0.4 million.
(c)	The increase in other SG&A expenses was primarily due to costs related to the addition of Nutri-Force of $3.0 million, increased depreciation and amortization expenses of $0.8 million, partially offset by a net reduction in acquisition related costs of $1.4 million.

Income from Operations

Operating income for our three business segments are provided below (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014	$ Change	% Change
Income from operations:
Retail (a)	$56,059	$56,699	$(640)	(1.1%)
% of net sales	19.5%	20.8%
Direct (b)	5,065	7,025	(1,960)	(27.9%)
% of net sales	14.5%	19.9%
Manufacturing	299	—	299	—
% of net sales	1.4%	—
Corporate costs (c)	(30,468)	(29,477)	(991)	3.4%
% of net sales	(9.0%)	(9.6%)

Income from operations	$30,955	$34,247	$(3,292)	(9.6%)

(a)	Reduction in retail income from operations is due to 0.9% resulting from promotional pricing, 0.4% related to occupancy costs, 0.3% from payroll and benefits costs partially offset by 0.2% due to lower supply chain costs.
(b)	Reduction in direct income from operations is due to 2.6% resulting from promotional pricing, 1.8% related to advertising and promotion expenses, 0.6% resulting from an increase in general operating expenses, 0.2% due to higher supply chain costs and 0.2% from higher payroll and benefits costs.
(c)	The increase in corporate costs was primarily due to an increase in depreciation and amortization expenses of $0.8 million.

Provision for Income Taxes

The effective tax rate for the three months ended March 28, 2015 was 39.3%, compared to 40.0% for the three months ended March 29, 2014. The change in the effective tax rate is primarily due to changes in the apportionment of taxes.

Key Indicators of Liquidity and Capital Resources

The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	March 28,	December 27,
	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$1,854	$12,166
Working capital	132,820	125,382
Total assets	733,547	722,391
Total debt, including capital lease obligations	18,176	8,195

	Three Months Ended
	March 28,	March 29,
	2015	2014
Other Information:
Depreciation and amortization of fixed and intangible assets	$9,227	$8,040

Cash Flows Provided By (Used In):
Operating activities	$5,534	$19,018
Investing activities	(10,936)	(8,694)
Financing activities	(5,066)	3,480
Effect of exchange rate changes on cash and cash equivalents	156	(14)

Net (decrease) increase in cash and cash equivalents	$(10,312)	$13,790

Liquidity and Capital Resources

Our primary uses of cash have been to fund working capital, operating expenses and capital expenditures related primarily to the build-out of new stores, the remodeling of existing stores and information technology investments as well as to repurchase shares of our common stock and complete acquisitions. Historically, we have financed our requirements predominately through internally generated cash flow, supplemented with short-term financing. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our revolving credit facility, will be sufficient to meet our working capital needs for the next twelve months, our store growth plans, systems development and store improvements, as well as the repurchase of shares of our common stock from time to time.

During the three months ended March 28, 2015, we paid approximately $16.5 million to purchase shares of our common stock, and paid $5.0 million of contingent consideration related to the acquisition of Nutri-Force. During Fiscal 2015, we plan to spend approximately $40 million to $45 million in capital expenditures, including costs for building new stores, remodeling existing stores and information technology investments. Of the total capital expenditures projected for Fiscal 2015, we have invested $11.3 million during the three months ended March 28, 2015. We plan to open approximately 60 new stores during Fiscal 2015, of which we have opened 11 stores as of March 28, 2015. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $155,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments. In addition, as of March 28, 2015, five customers represented approximately 60% of the accounts receivable from wholesale customers.

We were in compliance with all debt covenants relating to our Revolving Credit Facility as of March 28, 2015. We expect to be in compliance with these same debt covenants during the remainder of Fiscal 2015 as well.

Cash Provided by Operating Activities

Net cash provided by operating activities was $5.5 million for the three months ended March 28, 2015 as compared to $19.0 million for the three months ended March 29, 2014. The $13.5 million decrease in cash flows from operating activities is primarily due to inventory purchases.

Cash Used in Investing Activities

Net cash used in investing activities was $10.9 million during the three months ended March 28, 2015 as compared to $8.7 million during the three months ended March 29, 2014. The $2.2 million increase in cash used in investing activities is primarily due to an increase in capital expenditures. Capital expenditures during the three months ended March 28, 2015 and March 29, 2014 were used primarily for the build-out of new stores, the remodeling of existing stores and information technology investments. The Company opened 11 new stores during the three months ended March 28, 2015 as compared to 9 new stores during the three months ended March 29, 2014.

Cash Used in / Provided by Financing Activities

Net cash used in financing activities was $5.1 million for the three months ended March 28, 2015, as compared to net cash provided by financing activities of $3.5 million for the three months ended March 29, 2014. The $8.5 million increase in cash used in financing activities is primarily due to purchases of common stock under the Company’s share repurchase program of $16.5 million partially offset by net borrowings under the Company’s revolving credit facility of $10.0 million.

Revolving Credit Facility

The terms of our Revolving Credit Facility extend through October 11, 2018, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 6., “Credit Arrangements” in the Notes to Condensed Consolidated Financial Statements (unaudited). As of March 28, 2015, the Company had $18.0 million of borrowings outstanding on its Revolving Credit Facility. The largest amount borrowed during the three months ended March 28, 2015 was $18.0 million. During the three months ended March 29, 2014, there were no borrowings under the Revolving Credit Facility. The unused available line of credit under the Revolving Credit Facility at March 28, 2015 was $69.1 million.

Contractual Obligations and Commercial Commitments

As of March 28, 2015, there have been no material changes with respect to our contractual obligations since December 27, 2014. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2014 Form 10-K.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. The Company has commitments for its operating leases, primarily related to its stores, distribution centers, manufacturing, and corporate facilities, which are not reflected on our balance sheet. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2014 10-K.

Effects of Inflation

We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the first quarter of Fiscal 2015, retail price inflation was approximately 1%, and we anticipate retail inflation to occur at a rate more consistent with past trends of approximately 1% to 2% for the remainder of Fiscal 2015. During the first quarter of Fiscal 2014, retail price inflation was at a rate below historical trends. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.

Recent Accounting Pronouncements

Except as discussed in Note 1., “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements (unaudited), the Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on its results of operations, financial condition, or cash flows, based on current information.

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

Our Revolving Credit Facility carries a floating interest rate and, therefore, our statements of income and our cash flows are exposed to changes in interest rates. As of March 28, 2015, there was $18.0 million of borrowings outstanding on our Revolving Credit Facility. At March 28, 2015, a hypothetical 10% change in the floating interest rate would have a de minimis impact on our consolidated financial statements.

Foreign Currency Risk

The Company is minimally exposed to foreign currency exchange risk. We lease and operate three stores in Canada. Sales made from the Canadian stores are made in Canadian dollars. The Company does not currently hedge against the risk of exchange rate fluctuations. At March 28, 2015, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would have a de minimis impact on our consolidated financial statements.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 28, 2015, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 28, 2015.

Changes in Internal Control over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting during the quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 6, 2014, the Company acquired all of the outstanding equity interests of Nutri-Force. Prior to the acquisition, Nutri-Force was a privately-held company. The Company began the process of evaluating Nutri-Force internal controls and implementing our internal control structure over the acquired operations during Fiscal 2014 and expects that this effort will be completed by the second fiscal quarter of Fiscal 2015.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Fiscal 2014 Form 10-K. Except as noted below, there has not been a material change to the risk factors set forth in the Fiscal 2014 Form 10-K.

The timing and implementation of new credit card technology could adversely affect our business, financial condition and results of operations.

Credit card companies are mandating new technology in order to process chip enabled credit card transactions and that such technology be implemented by October 2015. The Company is actively working to deploy this technology. If the new technology is not deployed or the systems are not certified by third parties by the deadline, the Company may bear liability for certain fraudulent transactions which could adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 28, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2015.

VITAMIN SHOPPE, INC.

By:	/s/ Colin Watts
Colin Watts
Chief Executive Officer

By:	/s/ Brenda Galgano
Brenda Galgano
EVP and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 28, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements