Form 10-Q
period 2015-06-27
Vitamin Shoppe, Inc.
filed 2015-08-05
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

or

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

As of July 17, 2015, Vitamin Shoppe, Inc. had 29,489,081 shares of common stock outstanding.

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

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets (unaudited) as of June 27, 2015 and December 27, 2014	4
	Condensed Consolidated Statements of Income (unaudited) for the three and six months ended June 27, 2015 and June 28, 2014	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 27, 2015 and June 28, 2014	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 27, 2015 and June 28, 2014	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
Signatures		28
EX 31.1
EX 31.2
EX 32.1
EX 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 27, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,329	$12,166
Accounts receivable, net of allowance of $2,592 and $1,883 in 2015 and 2014, respectively	6,429	10,376
Inventories	211,461	187,027
Prepaid expenses and other current assets	34,639	37,029

Total current assets	255,858	246,598
Property and equipment, net of accumulated depreciation and amortization of $254,771 and $238,613 in 2015 and 2014, respectively	139,299	140,596
Goodwill	243,269	243,269
Other intangibles, net	88,239	89,025
Other assets	3,013	2,903

Total assets	$729,678	$722,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$18,000	$8,000
Accounts payable	39,343	37,396
Accrued expenses and other current liabilities	58,621	75,820

Total current liabilities	115,964	121,216
Deferred income taxes	11,495	9,151
Deferred rent	39,373	39,388
Other long-term liabilities	689	702

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at June 27, 2015 and December 27, 2014	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 29,587,316 shares issued and 29,474,155 shares outstanding at June 27, 2015, and 30,106,337 shares issued and 30,048,881 shares outstanding at December 27, 2014	296	301
Additional paid-in capital	246,591	267,083
Treasury stock, at cost; 113,161 shares at June 27, 2015 and 57,456 shares at December 27, 2014	(4,975)	(2,695)
Accumulated other comprehensive loss	(24)	(83)
Retained earnings	320,269	287,328

Total stockholders’ equity	562,157	551,934

Total liabilities and stockholders’ equity	$729,678	$722,391

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$322,338	$306,218	$659,173	$614,054
Cost of goods sold	214,078	203,311	436,264	401,678

Gross profit	108,260	102,907	222,909	212,376
Selling, general and administrative expenses	84,696	74,741	168,390	149,963

Income from operations	23,564	28,166	54,519	62,413
Interest expense, net	179	100	343	185

Income before provision for income taxes	23,385	28,066	54,176	62,228
Provision for income taxes	9,144	11,140	21,235	24,793

Net income	$14,241	$16,926	$32,941	$37,435

Weighted average common shares outstanding
Basic	29,230,046	30,436,210	29,363,823	30,325,447
Diluted	29,455,455	30,842,733	29,661,400	30,796,499
Net income per common share
Basic	$0.49	$0.56	$1.12	$1.23
Diluted	$0.48	$0.55	$1.11	$1.22

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income	$14,241	$16,926	$32,941	$37,435
Other comprehensive income (loss):
Foreign currency translation adjustments	(34)	15	59	(16)

Other comprehensive income (loss)	(34)	15	59	(16)

Comprehensive income	$14,207	$16,941	$33,000	$37,419

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$32,941	$37,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	18,750	16,447
Impairment charge on fixed assets	321	—
Amortization of deferred financing fees	79	67
Deferred income taxes	2,344	2,312
Deferred rent	(1,130)	(218)
Equity compensation expense	3,486	3,795
Tax benefits on exercises of equity awards	(45)	(3,662)
Contingent consideration payment for FDC Vitamins, LLC acquisition	(959)	—
Changes in operating assets and liabilities:
Accounts receivable	3,947	1,051
Inventories	(23,658)	(2,521)
Prepaid expenses and other current assets	1,900	(2,871)
Other assets	(217)	2,456
Accounts payable	2,148	(16,306)
Accrued expenses and other current liabilities	(9,250)	(5,206)
Other long-term liabilities	1,114	3,207

Net cash provided by operating activities	31,771	35,986

Cash flows from investing activities:
Capital expenditures	(20,526)	(19,018)
Acquisition of FDC Vitamins, LLC	487	(81,538)
Trademarks and other intangible assets	(307)	(407)

Net cash used in investing activities	(20,346)	(100,963)

Cash flows from financing activities:
Borrowings under revolving credit facility	27,000	—
Repayments of borrowings under revolving credit facility	(17,000)	—
Contingent consideration payment for FDC Vitamins, LLC acquisition	(4,041)	—
Proceeds from exercises of common stock options	1,004	4,204
Issuance of shares under employee stock purchase plan	509	473
Tax benefits on exercises of equity awards	45	3,662
Purchases of treasury stock	(2,280)	(2,230)
Purchases of shares under Share Repurchase Program	(25,541)	—
Other financing activities	(61)	(118)

Net cash (used in) provided by financing activities	(20,365)	5,991

Effect of exchange rate changes on cash and cash equivalents	103	(24)

Net (decrease) increase in cash and cash equivalents	(8,837)	(59,010)
Cash and cash equivalents beginning of period	12,166	74,036

Cash and cash equivalents end of period	$3,329	$15,026

Supplemental disclosures of cash flow information:
Interest paid	$180	$136
Income taxes paid	$16,645	$21,417

Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$5,314	$5,337

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The condensed consolidated financial statements as of June 27, 2015 and for the three and six months ended June 27, 2015 and June 28, 2014, are unaudited. The condensed consolidated balance sheet as of December 27, 2014 was derived from our audited financial statements. All intercompany transactions and balances have been eliminated in consolidation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K for the fiscal year ended December 27, 2014, as filed with the Securities and Exchange Commission on February 24, 2015 (the “Fiscal 2014 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week period, ending on the last Saturday in December. The results for the three and six months ended June 27, 2015 and June 28, 2014, are each based on 13-week and 26-week periods, respectively.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year. As a result of this deferral, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 for public companies and early adoption of ASU 2014-09 is permitted for public companies for annual reporting periods beginning after December 15, 2016. The Company is evaluating ASU 2014-09 to determine if this guidance will have a material impact on the Company’s condensed consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11 (“ASU 2015-11”), Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. ASU 2015-11 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of ASU 2015-11 is permitted. The Company is evaluating ASU 2015-11 to determine if this guidance will have a material impact on the Company’s condensed consolidated financial statements.

2.	Acquisition

On June 6, 2014, the Company acquired all of the outstanding equity interests of FDC Vitamins, LLC d/b/a Nutri-Force Nutrition (“Nutri-Force”), a company which provides custom manufacturing and private labeling of vitamins, dietary supplements, nutraceuticals and nutritional supplements, as well as, develops and markets its own branded products. The total purchase price was $86.1 million in cash, which includes $5.0 million of contingent consideration which was paid in Fiscal 2015.

3.	Inventories

The components of inventories are as follows (in thousands):

	June 27, 2015	December 27, 2014
Finished goods	$189,666	$171,896
Work-in-process	5,003	4,592
Raw materials	16,792	10,539

	$211,461	$187,027

4.	Goodwill and Intangible Assets

Goodwill is allocated between the Company’s segments (reporting units), retail, direct and manufacturing. The following table discloses the carrying value of all intangible assets (in thousands):

	June 27, 2015			December 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Goodwill	$243,269	$—	$243,269	$243,269	$—	$243,269
Tradenames - Indefinite-lived	68,405	—	68,405	68,405	—	68,405
Brands	10,000	602	9,398	10,000	324	9,676
Customer relationships	7,500	406	7,094	7,500	219	7,281
Tradenames - Definite-lived	4,557	2,233	2,324	4,250	1,735	2,515
Software	1,300	282	1,018	1,300	152	1,148
Intangibles related to asset purchase	—	—	—	2,950	2,950	—

	$335,031	$3,523	$331,508	$337,674	$5,380	$332,294

The useful lives of the Company’s definite-lived intangible assets are between 3 to 20 years. The expected amortization expense on definite-lived intangible assets on the Company’s condensed consolidated balance sheet at June 27, 2015, is as follows (in thousands):

Remainder of Fiscal 2015	$1,100
Fiscal 2016	1,505
Fiscal 2017	1,405
Fiscal 2018	1,405
Fiscal 2019	1,255
Thereafter	13,164

$19,834

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 27, 2015	December 27, 2014
Deferred sales	$12,169	$22,499
Accrued salaries and related expenses	10,147	8,824
Sales tax payable and related expenses	6,453	6,494
Accrued fixed asset additions	4,350	7,290
Other accrued expenses	25,502	30,713

	$58,621	$75,820

6.	Credit Arrangements

As of June 27, 2015 and December 27, 2014, the Company had $18.0 million and $8.0 million of borrowings outstanding on its Revolving Credit Facility, respectively.

Revolving Credit Facility

Subject to the terms of the Revolving Credit Facility, which has a maturity date of October 11, 2018, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable as well as certain inventory of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount borrowed during the six months ended June 27, 2015 was $27.0 million. There were no borrowings during the six months ended June 28, 2014. The unused available line of credit under the Revolving Credit Facility at June 27, 2015 was $69.2 million.

Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.25% or 0.50% or the adjusted Eurodollar rate plus 1.25% or 1.50%, in each case with the higher spread applicable in the event that the aggregate amount of the borrowings under the Revolving Credit Facility exceeds 50% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility during the six months ended June 27, 2015 was 1.44%.

The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility was 0.25% as of June 27, 2015 and December 27, 2014.

Interest expense, net for the three and six months ended June 27, 2015 and June 28, 2014 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Fees on the revolving credit facility and interest	$140	$66	$265	$131
Amortization of deferred financing fees	40	35	79	67
Interest income	(1)	(1)	(1)	(13)

Interest expense, net	$179	$100	$343	$185

7.	Stock Based Compensation

Equity Incentive Plans- The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”). As of June 27, 2015, there were 2,362,840 shares available to grant under both plans.

The following table summarizes restricted shares for the 2009 Plan as of June 27, 2015 and changes during the six month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2014	448,611	$45.04
Granted	206,616	$41.10
Vested	(137,997)	$42.12
Canceled/forfeited	(81,981)	$45.35

Unvested at June 27, 2015	435,249	$44.03

The following table summarizes stock options for the 2006 and 2009 Plans as of June 27, 2015 and changes during the six month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 27, 2014	383,577	$24.14
Granted	—	—
Exercised	(43,545)	$23.05
Canceled/forfeited	(39,161)	$34.35

Outstanding at June 27, 2015	300,871	$22.97	3.31	$5,018

Vested or expected to vest at June 27, 2015	300,294	$22.97	3.31

Vested and exercisable at June 27, 2015	293,362	$22.24	3.22	$5,018

The total intrinsic value of options exercised during the six months ended June 27, 2015 and June 28, 2014, was $0.8 million and $9.5 million, respectively. The cash received from options exercised during the six months ended June 27, 2015 and June 28, 2014 was $1.0 million and $4.2 million, respectively.

The following table summarizes restricted share units for the 2009 Plan as of June 27, 2015 and changes during the six month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 27, 2014	9,633	$51.37
Granted	5,715	$47.19
Vested	(12,133)	$50.65
Canceled/forfeited	—	—

Unvested at June 27, 2015	3,215	$46.67

Compensation expense attributable to stock based compensation for the three and six months ended June 27, 2015 was approximately $1.3 million and $3.5 million, respectively, and for the three and six months ended June 28, 2014 was approximately $1.9 million and $3.8 million, respectively. As of June 27, 2015, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares and restricted share units to be expensed in future periods is $10.7 million, and the related weighted-average period over which it is expected to be recognized is 1.8 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares and restricted share units as of June 27, 2015 is approximately $0.7 million.

The weighted-average grant date fair value of stock options during the three and six months ended June 28, 2014 was $19.78 and $19.45, respectively. These valuations represent the fair value of subsequent annual tranches of performance based stock options granted in 2011. There were no such valuations during the three and six months ended June 27, 2015. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Six Months Ended
	June 28, 2014	June 28, 2014
Expected dividend yield	0.0%	0.0%
Weighted average expected volatility	35.3%	35.4%
Weighted average risk-free interest rate	1.4%	1.4%
Expected holding period	4.00 - 4.43 years	4.00 - 4.43 years

Treasury Stock- As part of the Company’s stock plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the six months ended June 27, 2015, the Company purchased 55,705 shares in settlement of employees’ tax obligations for a total of $2.3 million. The Company accounts for treasury stock using the cost method.

8.	Advertising Costs

The costs of advertising for online marketing arrangements, magazines, direct mail, television and radio are expensed the first time the advertising takes place. Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. Advertising expense was $4.9 million and $4.6 million for the three months ended June 27, 2015 and June 28, 2014, respectively, and $11.5 million and $10.1 million for the six months ended June 27, 2015 and June 28, 2014, respectively.

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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Numerator:
Net income	$14,241	$16,926	$32,941	$37,435

Denominator:
Basic weighted average common shares outstanding	29,230,046	30,436,210	29,363,823	30,325,447

Effect of dilutive securities:
Stock options	101,446	255,090	112,515	289,059
Restricted shares	122,635	147,945	183,610	179,595
Restricted share units	1,328	3,488	1,452	2,398

Diluted weighted average common shares outstanding	29,455,455	30,842,733	29,661,400	30,796,499

Basic net income per common share	$0.49	$0.56	$1.12	$1.23

Diluted net income per common share	$0.48	$0.55	$1.11	$1.22

Stock options and restricted shares for the three months ended June 27, 2015 and June 28, 2014 in the amount of 3,657 shares and 18,054 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Stock options and restricted shares for the six months ended June 27, 2015 and June 28, 2014 in the amount of 6,836 shares and 21,998 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

10.	Share Repurchase Program

The Company’s board of directors has approved share repurchase programs that enable the Company to purchase up to $200 million of its shares of common stock from time to time through May 2018. As of June 27, 2015, 1,898,371 shares have been repurchased for a total of $83.4 million. The repurchase programs do not obligate the Company to acquire any specific number of shares of its common stock and may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing such shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases.

During the three and six months ended June 27, 2015, the Company repurchased 226,332 and 626,332 shares, respectively, of its common stock in the open market, which were retired upon repurchase. The total purchase price during the three and six months ended June 27, 2015 was $9.0 million and $25.5 million, respectively, with an average repurchase price per share of $39.76 and $40.78, respectively.

11.	Legal Proceedings

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. As of June 27, 2015, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 2. Summary of Significant Accounting Policies in the Fiscal 2014 Form 10-K. The Company has allocated $165.3 million, $45.3 million and $32.6 million of its recorded goodwill to the retail, direct and manufacturing segments, respectively. The Company does not have identifiable assets separated by segment, with the exception of the identifiable assets of the manufacturing segment which were $94.4 million and $96.2 million as of June 27, 2015 and December 27, 2014, respectively. Capital expenditures for the manufacturing segment for the six months ended June 27, 2015 were approximately $2.3 million. At June 27, 2015 and December 27, 2014, long lived assets of the manufacturing segment were $61.0 million and $59.9 million, respectively.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales:
Retail	$278,200	$269,586	$566,183	$542,054
Direct	30,346	32,443	65,190	67,811
Manufacturing	24,664	5,014	46,492	5,014

Segment net sales	333,210	307,043	677,865	614,879
Elimination of intersegment revenues	(10,872)	(825)	(18,692)	(825)

Net sales	$322,338	$306,218	$659,173	$614,054

Income from operations:
Retail	$51,613	$51,737	$107,672	$108,436
Direct	5,587	5,760	10,652	12,785
Manufacturing (1)	(1,510)	(871)	(1,211)	(871)
Corporate costs (2)	(32,126)	(28,460)	(62,594)	(57,937)

Income from operations	$23,564	$28,166	$54,519	$62,413

During Fiscal 2014, the Company determined the acquired manufacturing operations represented a reportable segment. As a result, the Company has reclassified prior period income from operations to manufacturing from corporate costs to conform to current period presentation.

(1)	Manufacturing loss from operations for the three and six months ended June 27, 2015 includes a $1.4 million charge for accounts receivable for one wholesale customer which were deemed uncollectible. Manufacturing loss from operations for the three and six months ended June 28, 2014 includes a $1.2 million charge from adjusting Nutri-Force inventory to fair value as part of purchase accounting.

(2)	Corporate costs include (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Depreciation and amortization expenses	$9,155	$8,133	$18,035	$16,173
Management realignment charges	2,174	—	2,174	—
Acquisition and integration costs	410	2,248	770	4,006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a multi-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. As of June 27, 2015, we operated 734 stores in 45 states, the District of Columbia, Puerto Rico and Ontario, Canada and sold our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. We market over 900 nationally recognized brands as well as our own brands, which include Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt™, ProBioCare™ , Next Step™, Nutri-Force® Sport and Betancourt Sports Nutrition. We believe we offer one of the largest varieties of products among vitamin, mineral, and supplement (“VMS”) retailers with approximately 8,000 stock keeping units (“SKUs”) offered in our typical store and approximately 15,000 additional SKUs available through our e-commerce and other direct sales channels. Our broad product offering enables us to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. We believe our extensive product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.

On June 6, 2014, the Company acquired all of the outstanding equity interests of Nutri-Force, a company which provides custom manufacturing and private labeling of vitamins, dietary supplements, nutraceuticals and nutritional supplements, as well as, develops and markets its own branded products. The total purchase price was $86.1 million in cash. For additional information, refer to Note 2., “Acquisitions” and Note 12., “Segment Data” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information. We anticipate incurring approximately $1.5 million of costs related to the integration of Nutri-Force in Fiscal 2015 of which $0.4 million and $0.8 million was incurred in the three months and six months ended June 27, 2015, respectively.

Highlights for the Second Quarter of Fiscal 2015

•	Net sales increased 5.3%

•	Total comparable net sales decreased 1.1%

•	Comparable store net sales decreased 0.6%

•	The Company opened 13 stores

•	Fully diluted earnings per share of $0.48

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

The acquisition of Nutri-Force has affected our performance as this manufacturing operation historically generates lower margins than our retail and direct operations. We have begun the process to transition part of the VSI private label assortment to Nutri-Force and will continue to increase the number of items manufactured by Nutri-Force. Therefore, we anticipate improved gross margins on these items over time.

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2013, we have opened 137 stores, acquired 31 stores and as of June 27, 2015 operate 734 stores located in 45 states, the District of Columbia, Puerto Rico and Ontario, Canada.

New stores have typically required approximately four to five years to mature, generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin. In addition, our new stores since the beginning of Fiscal 2013 are approximately 2,900 square feet compared to the average of our total store portfolio of approximately 3,500 square feet. Additionally, stores opened in new markets have lower brand awareness compared to stores in existing markets, and as a result initially experience a lower sales volume than stores opened in existing markets. As a result of these trends, our recently opened stores have produced lower sales volume than historical sales trends. As these stores mature, we expect them to contribute meaningfully to our operating results.

We opened our Ashland, Virginia distribution center in the second half of Fiscal 2013 and the Company increased volume of this facility through Fiscal 2014 and as a result experienced higher supply chain costs as a percentage of sales during Fiscal 2014. In Fiscal 2015, the Company has begun implementation of a new warehouse management system application (“WMS”) in order to realize further productivity improvements and functionality. Implementation of the new WMS is expected to be completed in Fiscal 2016. In addition, a west coast third-party facility provided us with warehousing and distribution functions. We terminated our relationship with this facility and discontinued use of this facility during the first half of Fiscal 2015. The Company is currently evaluating new third-party facility alternatives for distribution to the west coast.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$322,338	$306,218	$659,173	$614,054
(Decrease) Increase in total comparable net sales (1)	(1.1%)	5.1%	0.1%	4.3%
(Decrease) Increase in comparable store net sales	(0.6%)	4.0%	0.5%	3.2%
(Decrease) Increase in e-commerce comparable net sales	(6.0%)	14.9%	(3.3%)	14.5%
Gross profit as a percent of net sales	33.6%	33.6%	33.8%	34.6%
Income from operations	$23,564	$28,166	$54,519	$62,413

(1)	Total comparable net sales are comprised of comparable retail store sales and e-commerce sales.

The following table shows the growth in our network of stores during the three and six months ended June 27, 2015 and June 28, 2014:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Store Data:
Stores open at beginning of period	725	667	717	659
Stores opened	13	12	24	21
Stores closed	(4)	(1)	(7)	(2)

Stores open at end of period	734	678	734	678

Total retail square footage at end of period (in thousands)	2,595	2,451	2,595	2,451
Average store square footage at end of period	3,535	3,616	3,535	3,616

Three Months Ended June 27, 2015 Compared to Three Months Ended June 28, 2014

The information presented below is for the three months ended June 27, 2015 and June 28, 2014 and was derived from our condensed consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.

The following tables summarize our results of operations for the three months ended June 27, 2015 and June 28, 2014 (in thousands):

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change
Net sales	$322,338	$306,218	$16,120	5.3%
Cost of goods sold	214,078	203,311	10,767	5.3%

Cost of goods sold as % of net sales	66.4%	66.4%
Gross profit	108,260	102,907	5,353	5.2%
Gross profit as % of net sales	33.6%	33.6%
Selling, general and administrative expenses	84,696	74,741	9,955	13.3%
SG&A expenses as % of net sales	26.3%	24.4%

Income from operations	23,564	28,166	(4,602)	(16.3%)
Income from operations as % of net sales	7.3%	9.2%
Interest expense, net	179	100	79	79.0%

Income before provision for income taxes	23,385	28,066	(4,681)	(16.7%)
Provision for income taxes	9,144	11,140	(1,996)	(17.9%)

Net income	$14,241	$16,926	$(2,685)	(15.9%)

Net Sales

The increase in net sales was the result of an increase in our non-comparable sales of $19.5 million, which includes $9.6 million from Nutri-Force, partially offset by a decrease in our total comparable net sales of $3.4 million, or 1.1%. Sales increased $6.2 million in the Other product category (which includes on the go bars, drinks and snacks, as well as natural beauty and personal care products).

Net sales for our three business segments, as well as a discussion of the changes in each segment’s net sales from the comparable prior year period, are provided below (in thousands):

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change
Net Sales:
Retail (a)	$278,200	$269,586	$8,614	3.2%
Direct (b)	30,346	32,443	(2,097)	(6.5%)
Manufacturing (c)	24,664	5,014	19,650	391.9%

Segment net sales	333,210	307,043	26,167	8.5%
Elimination of intersegment revenues	(10,872)	(825)	(10,047)	1217.8%

Total net sales	$322,338	$306,218	$16,120	5.3%

(a)	The change in retail sales resulted from an increase in non-comparable store sales of $10.1 million, partially offset by a decrease in comparable store sales of $1.5 million, or 0.6%. The decrease in comparable store sales was primarily driven by decrease in traffic.
(b)	Direct sales declined primarily due to a decrease in e-commerce sales of 6.0% resulting from reduced efficiencies in internet search programs and lower promotional spending.
(c)	The increase in manufacturing sales reflects three months of sales for the period ended June 27, 2015 as compared to less than one month of sales for the period ended June 28, 2014. Nutri-Force was acquired by the Company on June 6, 2014. Manufacturing sales also reflect an increase in product manufactured for the Vitamin Shoppe assortment.

Cost of Goods Sold

Cost of goods sold includes product, warehouse, distribution, manufacturing and occupancy costs. The increase in costs on a dollar basis was primarily due to the increase in sales. Cost of goods sold for the three months ended June 28, 2014 includes a $1.2 million charge from adjusting Nutri-Force inventory to fair value as part of purchase accounting. As a percentage of net sales, cost of goods sold was flat with a 0.7% change related to occupancy deleverage which was substantially offset by 0.6% related to improved product margins.

Selling, General and Administrative Expenses

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change
SG&A Expenses (in thousands):
Payroll and Benefits (a)	$32,214	$29,870	$2,344	7.8%
Payroll & benefit as % of net sales	10.0%	9.8%
Advertising and Promotion (b)	4,938	4,601	337	7.3%
Advertising & promotion as % of net sales	1.5%	1.5%
Other SG&A (c)	47,544	40,270	7,274	18.1%
Other SG&A as % of net sales	14.7%	13.2%

Total SG&A Expenses	$84,696	$74,741	$9,955	13.3%

(a)	Payroll and benefits increased primarily due to the increase in head count added to operate new stores and higher medical benefits costs.
(b)	Advertising and promotion increased with the addition of Nutri-Force of $0.7 million partially offset by lower retail costs of $0.4 million.
(c)	The increase in other SG&A expenses was primarily due to an increase in costs related to Nutri-Force of $1.9 million, an increase in corporate incentives of $1.4 million and an increase in depreciation and amortization expenses of $1.0 million. In addition, other SG&A increased as a result of management realignment charges of $2.2 million which includes items such as severance, a charge to increase the allowance for doubtful accounts for Nutri-Force of $1.4 million and a net reduction in acquisition related costs of $1.8 million.

Income from Operations

Operating income (loss) for our three business segments are provided below (in thousands):

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change
Income from operations:
Retail (a)	$51,613	$51,737	$(124)	(0.2%)
% of net sales	18.6%	19.2%
Direct (b)	5,587	5,760	(173)	(3.0%)
% of net sales	18.4%	17.8%
Manufacturing (c)	(1,510)	(871)	(639)	73.4%
% of net sales	(6.1%)	(17.4%)
Corporate costs (d)	(32,126)	(28,460)	(3,666)	12.9%
% of net sales	(10.0%)	(9.3%)

Income from operations	$23,564	$28,166	$(4,602)	(16.3%)

(a)	Reduction in retail income from operations as a percentage of net sales is due to 0.6% related to occupancy costs, 0.5% from payroll and benefits costs partially offset by 0.3% from category mix and 0.2% from lower advertising costs.
(b)	Increase in direct income from operations as a percentage of net sales is due to 1.9% related to product margin partially offset by 0.8% resulting from an increase in general operating expenses and 0.5% related to advertising and promotion expenses.
(c)	Manufacturing loss from operations reflects operations for the three month period ended June 27, 2015 as compared to less than one month of operations for the period ended June 28, 2014. The three month period ended June 27, 2015 includes a $1.4 million charge for accounts receivable for one wholesale customer which were deemed uncollectible. The three month period ended June 28, 2014 includes a $1.2 million charge from adjusting Nutri-Force inventory to fair value as part of purchase accounting.
(d)	The increase in corporate costs was primarily due to an increase in corporate incentives of $1.4 million and an increase in depreciation and amortization expenses of $1.0 million. In addition, corporate costs increased as a result of management realignment charges of $2.2 million and a net reduction in acquisition related costs of $1.8 million.

Provision for Income Taxes

The effective tax rate for the three months ended June 27, 2015 was 39.1%, compared to 39.7% for the three months ended June 28, 2014. The change in the effective tax rate is primarily due to changes in the apportionment of taxes.

Six Months Ended June 27, 2015 Compared to Six Months Ended June 28, 2014

The information presented below is for the six months ended June 27, 2015 and June 28, 2014 and was derived from our condensed consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.

The following tables summarize our results of operations for the six months ended June 27, 2015 and June 28, 2014 (in thousands):

	Six Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change
Net sales	$659,173	$614,054	$45,119	7.3%
Cost of goods sold	436,264	401,678	34,586	8.6%

Cost of goods sold as % of net sales	66.2%	65.4%
Gross profit	222,909	212,376	10,533	5.0%
Gross profit as % of net sales	33.8%	34.6%
Selling, general and administrative expenses	168,390	149,963	18,427	12.3%
SG&A expenses as % of net sales	25.5%	24.4%

Income from operations	54,519	62,413	(7,894)	(12.6%)
Income from operations as % of net sales	8.3%	10.2%
Interest expense, net	343	185	158	85.4%

Income before provision for income taxes	54,176	62,228	(8,052)	(12.9%)
Provision for income taxes	21,235	24,793	(3,558)	(14.4%)

Net income	$32,941	$37,435	$(4,494)	(12.0%)

Net Sales

The increase in net sales was the result of an increase in our total comparable net sales of $0.3 million, or 0.1%, as well as an increase in our non-comparable sales of $44.8 million, which includes $23.6 million from Nutri-Force. Sales increased $14.3 million in the Other product category (which includes on the go bars, drinks and snacks, as well as natural beauty and personal care products).

Net sales for our three business segments, as well as a discussion of the changes in each segment’s net sales from the comparable prior year period, are provided below (in thousands):

	Six Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change
Net Sales:
Retail (a)	$566,183	$542,054	$24,129	4.5%
Direct (b)	65,190	67,811	(2,621)	(3.9%)
Manufacturing (c)	46,492	5,014	41,478	827.2%

Segment net sales	677,865	614,879	62,986	10.2%
Elimination of intersegment revenues	(18,692)	(825)	(17,867)	2165.7%

Total net sales	$659,173	$614,054	$45,119	7.3%

(a)	The change in retail sales resulted from an increase in comparable store sales of $2.5 million, or 0.5%, and an increase in non-comparable store sales of $21.6 million. The increase in comparable store sales was primarily driven by an increase in average transaction value.
(b)	Direct sales declined primarily due to a decrease in e-commerce sales of 3.3% resulting from reduced efficiencies in internet search programs.
(c)	The increase in manufacturing sales reflects six months of sales for the period ended June 27, 2015 as compared to less than one month of sales for the period ended June 28, 2014. Nutri-Force was acquired by the Company on June 6, 2014. Manufacturing sales also reflect an increase in product manufactured for the Vitamin Shoppe assortment.

Cost of Goods Sold

Cost of goods sold includes product, warehouse, distribution, manufacturing and occupancy costs. The increase in costs on a dollar basis was primarily due to the increase in sales. Cost of goods sold for the six months ended June 28, 2014 includes a $1.2 million charge from adjusting Nutri-Force inventory to fair value as part of purchase accounting. As a percentage of net sales, cost of goods sold increased primarily due to 0.6% related to occupancy costs and 0.2% resulting from category mix and promotional pricing.

Selling, General and Administrative Expenses

	Six Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change
SG&A Expenses (in thousands):
Payroll and Benefits (a)	$64,208	$59,239	$4,969	8.4%
Payroll & benefit as % of net sales	9.7%	9.6%
Advertising and Promotion (b)	11,470	10,068	1,402	13.9%
Advertising & promotion as % of net sales	1.7%	1.6%
Other SG&A (c)	92,712	80,656	12,056	14.9%
Other SG&A as % of net sales	14.1%	13.1%

Total SG&A Expenses	$168,390	$149,963	$18,427	12.3%

(a)	Payroll and benefits increased primarily due to the increase in head count added to operate new stores and higher medical benefits costs.
(b)	Advertising and promotion increased with the addition of Nutri-Force of $1.1 million and an increase in digital advertising of $0.6 million partially offset by lower retail costs of $0.3 million.
(c)	The increase in other SG&A expenses was primarily due to an increase in costs related to Nutri-Force of $4.9 million, increased depreciation and amortization expenses of $1.9 million and an increase in corporate incentives of $1.0 million. In addition, other SG&A increased as a result of management realignment charges of $2.2 million which includes items such as severance, a charge to increase the allowance for doubtful accounts for Nutri-Force of $1.4 million and a net reduction in acquisition related costs of $3.2 million.

Income from Operations

Operating income (loss) for our three business segments are provided below (in thousands):

	Six Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change
Income from operations:
Retail (a)	$107,672	$108,436	$(764)	(0.7%)
% of net sales	19.0%	20.0%
Direct (b)	10,652	12,785	(2,133)	(16.7%)
% of net sales	16.3%	18.9%
Manufacturing (c)	(1,211)	(871)	(340)	39.0%
% of net sales	(2.6%)	(17.4%)
Corporate costs (d)	(62,594)	(57,937)	(4,657)	8.0%
% of net sales	(9.5%)	(9.4%)

Income from operations	$54,519	$62,413	$(7,894)	(12.6%)

(a)	Reduction in retail income from operations as a percentage of sales is due to 0.5% related to occupancy costs, 0.4% from payroll and benefits costs, 0.3% resulting from category mix and promotional pricing partially offset by 0.2% due to lower supply chain and advertising costs.
(b)	Reduction in direct income from operations as a percentage of sales is due to 1.2% related to advertising and promotion expenses, 0.7% resulting from an increase in general operating expenses, 0.5% due to category mix and promotional pricing and 0.2% from higher payroll and benefits costs.
(c)	Manufacturing loss from operations reflects operations for the six month period ended June 27, 2015 as compared to less than one month of operations for the period ended June 28, 2014. The six month period ended June 27, 2015 includes a $1.4 million charge for accounts receivable for one wholesale customer which were deemed uncollectible. The six month period ended June 28, 2014 includes a $1.2 million charge from adjusting Nutri-Force inventory to fair value as part of purchase accounting.
(d)	The increase in corporate costs includes an increase in depreciation and amortization expenses of $1.9 million and an increase in corporate incentives of $1.0 million. In addition, corporate costs decreased as a result of management realignment charges of $2.2 million and a net reduction in acquisition related costs of $3.2 million.

Provision for Income Taxes

The effective tax rate for the six months ended June 27, 2015 was 39.2%, compared to 39.8% for the six months ended June 28, 2014. The change in the effective tax rate is primarily due to changes in the apportionment of taxes.

Key Indicators of Liquidity and Capital Resources

The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	June 27, 2015	December 27, 2014
Balance Sheet Data:
Cash and cash equivalents	$3,329	$12,166
Working capital	139,894	125,382
Total assets	729,678	722,391
Total debt, including capital lease obligations	18,156	8,195

	Six Months Ended
	June 27, 2015	June 28, 2014
Other Information:
Depreciation and amortization of fixed and intangible assets	$18,750	$16,447

Cash Flows Provided By (Used In):
Operating activities	$31,771	$35,986
Investing activities	(20,346)	(100,963)
Financing activities	(20,365)	5,991
Effect of exchange rate changes on cash and cash equivalents	103	(24)

Net decrease in cash and cash equivalents	$(8,837)	$(59,010)

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

During the six months ended June 27, 2015, we paid approximately $25.5 million to purchase shares of our common stock, and paid $5.0 million of contingent consideration related to the acquisition of Nutri-Force. During Fiscal 2015, we plan to spend approximately $40 million to $45 million in capital expenditures, including costs for building new stores, remodeling existing stores and information technology investments. Of the total capital expenditures projected for Fiscal 2015, we have invested $20.5 million during the six months ended June 27, 2015. We plan to open approximately 50 new stores during Fiscal 2015, of which we have opened 24 stores as of June 27, 2015. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $155,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments. In addition, as of June 27, 2015, five customers represented approximately 53% of the accounts receivable from wholesale customers.

We were in compliance with all debt covenants relating to our Revolving Credit Facility as of June 27, 2015. We expect to be in compliance with these same debt covenants during the remainder of Fiscal 2015 as well.

Cash Provided by Operating Activities

Net cash provided by operating activities was $31.8 million for the six months ended June 27, 2015 as compared to $36.0 million for the six months ended June 28, 2014. The $4.2 million decrease in cash flows from operating activities is primarily due to an increase in inventory purchases partially offset by the timing in payments of accounts payable.

Cash Used in Investing Activities

Net cash used in investing activities was $20.3 million during the six months ended June 27, 2015 as compared to $101.0 million during the six months ended June 28, 2014. The $80.6 million decrease in cash used in investing activities is primarily due to the $81.5 million for the acquisition of Nutri-Force during the six months ended June 28, 2014.

Cash Used in / Provided by Financing Activities

Net cash used in financing activities was $20.4 million for the six months ended June 27, 2015, as compared to net cash provided by financing activities of $6.0 million for the six months ended June 28, 2014. The $26.4 million increase in cash used in financing activities is primarily due to purchases of common stock under the Company’s share repurchase program of $25.5 million.

Revolving Credit Facility

The terms of our Revolving Credit Facility extend through October 11, 2018, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 6., “Credit Arrangements” in the Notes to Condensed Consolidated Financial Statements (unaudited). As of June 27,

2015, the Company had $18.0 million of borrowings outstanding on its Revolving Credit Facility. The largest amount borrowed during the six months ended June 27, 2015 was $27.0 million. During the six months ended June 28, 2014, there were no borrowings under the Revolving Credit Facility. The unused available line of credit under the Revolving Credit Facility at June 27, 2015 was $69.2 million.

Contractual Obligations and Commercial Commitments

As of June 27, 2015, there have been no material changes with respect to our contractual obligations since December 27, 2014. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2014 Form 10-K.

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

Effects of Inflation

We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the first half of Fiscal 2015, retail price inflation was approximately 1%, and we anticipate retail inflation to occur at a rate more consistent with past trends of approximately 1% to 2% for the remainder of Fiscal 2015. During the first half of Fiscal 2014, retail price inflation was at a rate below historical trends. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.

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

Our Revolving Credit Facility carries a floating interest rate and, therefore, our statements of income and our cash flows are exposed to changes in interest rates. As of June 27, 2015, there was $18.0 million of borrowings outstanding on our Revolving Credit Facility. At June 27, 2015, a hypothetical 10% change in the floating interest rate would have a de minimis impact on our consolidated financial statements.

Foreign Currency Risk

The Company is minimally exposed to foreign currency exchange risk. We lease and operate three stores in Canada. Sales made from the Canadian stores are made in Canadian dollars. The Company does not currently hedge against the risk of exchange rate fluctuations. At June 27, 2015, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would have a de minimis impact on our consolidated financial statements.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 27, 2015, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 27, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Fiscal 2014 Form 10-K. Except as described in our Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 as filed with the Securities and Exchange Commission on May 6, 2015, there has not been a material change to the risk factors set forth in the Fiscal 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 27, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2015.

VITAMIN SHOPPE, INC.

By:	/s/ Colin Watts
Colin Watts
Chief Executive Officer

By:	/s/ Brenda Galgano
Brenda Galgano
EVP and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 27, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements