Form 10-Q
period 2015-09-26
Vitamin Shoppe, Inc.
filed 2015-11-04
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

or

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

300 Harmon Meadow Blvd.

Secaucus, New Jersey 07094

(Addresses of Principal Executive Offices, including Zip Code)

(201) 868-5959

(Registrant’s Telephone Number, Including Area Code)

2101 91st Street

North Bergen, New Jersey 07047

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

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

As of October 16, 2015, Vitamin Shoppe, Inc. had 29,120,557 shares of common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, future business prospects, revenue, new stores, share repurchases, product offerings, integration of acquisitions, working capital, liquidity, capital expenditures, capital needs and interest costs, industry based factors, including the level of competition in the vitamin, mineral and supplement industry, continued demand from the primary markets Vitamin Shoppe, Inc. (the “Company” or “we”) serves, consumer perception of our products, the availability of raw materials, as well as economic conditions generally and factors more specific to the Company such as compliance with manufacturing regulations, certifications and practices and restrictions imposed by the Company’s revolving credit facility, including financial covenants and limitations on the Company’s ability to incur additional indebtedness and the Company’s future capital requirements, and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014 and in our other reports and documents filed with the SEC. You can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “predicts”, “intends”, “plans”, “estimates”, “anticipates”, “target”, “could” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, the strength of the economy, changes in the overall level of consumer spending, the performance of the Company’s products within the prevailing retail environment, trade restrictions, availability of suitable store locations at appropriate terms, the availability of raw materials and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC).

We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes with certainty and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 26, 2015	December 27, 2014
ASSETS

Current assets:
Cash and cash equivalents	$1,981	$12,166
Accounts receivable, net of allowance of $973 and $1,883 in 2015 and 2014, respectively	5,065	10,376
Inventories	218,096	187,027
Prepaid expenses and other current assets	37,391	37,029

Total current assets	262,533	246,598
Property and equipment, net of accumulated depreciation and amortization of $263,878 and $238,613 in 2015 and 2014, respectively	139,701	140,596
Goodwill	243,269	243,269
Other intangibles, net	87,824	89,025
Other assets	2,937	2,903

Total assets	$736,264	$722,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$8,000	$8,000
Accounts payable	44,008	37,396
Accrued expenses and other current liabilities	65,497	75,820

Total current liabilities	117,505	121,216
Deferred income taxes	12,472	9,151
Deferred rent	40,458	39,388
Other long-term liabilities	627	702

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at September 26, 2015 and December 27, 2014	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 29,233,983 shares issued and 29,115,012 shares outstanding at September 26, 2015, and 30,106,337 shares issued and 30,048,881 shares outstanding at December 27, 2014	292	301
Additional paid-in capital	235,839	267,083
Treasury stock, at cost; 118,971 shares at September 26, 2015 and 57,456 shares at December 27, 2014	(5,187)	(2,695)
Accumulated other comprehensive loss	(109)	(83)
Retained earnings	334,367	287,328

Total stockholders’ equity	565,202	551,934

Total liabilities and stockholders’ equity	$736,264	$722,391

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	$313,886	$308,910	$973,059	$922,964
Cost of goods sold	209,177	211,616	645,441	613,294

Gross profit	104,709	97,294	327,618	309,670
Selling, general and administrative expenses	81,352	76,745	249,742	226,708

Income from operations	23,357	20,549	77,876	82,962
Interest expense, net	172	140	515	325

Income before provision for income taxes	23,185	20,409	77,361	82,637
Provision for income taxes	9,087	8,212	30,322	33,005

Net income	$14,098	$12,197	$47,039	$49,632

Weighted average common shares outstanding
Basic	28,988,779	30,332,506	29,238,808	30,327,800
Diluted	29,190,454	30,710,564	29,504,418	30,767,854
Net income per common share
Basic	$0.49	$0.40	$1.61	$1.64
Diluted	$0.48	$0.40	$1.59	$1.61

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income	$14,098	$12,197	$47,039	$49,632
Other comprehensive loss:
Foreign currency translation adjustments	(85)	(1)	(26)	(17)

Other comprehensive loss	(85)	(1)	(26)	(17)

Comprehensive income	$14,013	$12,196	$47,013	$49,615

See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net income	$47,039	$49,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	28,457	25,060
Impairment charge on fixed assets	321	—
Amortization of deferred financing fees	141	104
Deferred income taxes	3,248	3,892
Deferred rent	(1,708)	(171)
Equity compensation expense	4,716	5,761
Tax benefits on exercises of equity awards	71	(4,832)
Contingent consideration payment for FDC Vitamins, LLC acquisition	(959)	—
Changes in operating assets and liabilities:
Accounts receivable	5,311	1,770
Inventories	(29,911)	(7,458)
Prepaid expenses and other current assets	(786)	(10,878)
Other assets	(221)	2,465
Accounts payable	1,292	(10,919)
Accrued expenses and other current liabilities	(3,087)	8,904
Other long-term liabilities	2,726	5,829

Net cash provided by operating activities	56,650	69,159

Cash flows from investing activities:
Capital expenditures	(30,172)	(30,801)
Acquisition of FDC Vitamins, LLC	487	(81,538)
Trademarks and other intangible assets	(444)	(573)

Net cash used in investing activities	(30,129)	(112,912)

Cash flows from financing activities:
Borrowings under revolving credit facility	27,000	—
Repayments of borrowings under revolving credit facility	(27,000)	—
Bank overdraft	5,822	—
Contingent consideration payment for FDC Vitamins, LLC acquisition	(4,041)	—
Proceeds from exercises of common stock options	1,348	6,650
Issuance of shares under employee stock purchase plan	718	702
Tax benefits on exercises of equity awards	(71)	4,832
Purchases of treasury stock	(2,492)	(2,320)
Purchases of shares under Share Repurchase Program	(37,965)	(7,815)
Other financing activities	(97)	(182)

Net cash (used in) provided by financing activities	(36,778)	1,867

Effect of exchange rate changes on cash and cash equivalents	72	11

Net decrease in cash and cash equivalents	(10,185)	(41,875)
Cash and cash equivalents beginning of period	12,166	74,036

Cash and cash equivalents end of period	$1,981	$32,161

Supplemental disclosures of cash flow information:
Interest paid	$282	$175
Income taxes paid	$26,351	$30,012
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$5,617	$9,149

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

The condensed consolidated financial statements as of September 26, 2015 and for the three and nine months ended September 26, 2015 and September 27, 2014, are unaudited. The condensed consolidated balance sheet as of December 27, 2014 was derived from our audited financial statements. All intercompany transactions and balances have been eliminated in consolidation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K for the fiscal year ended December 27, 2014, as filed with the Securities and Exchange Commission on February 24, 2015 (the “Fiscal 2014 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week period, ending on the last Saturday in December. The results for the three and nine months ended September 26, 2015 and September 27, 2014, are each based on 13-week and 39-week periods, respectively.

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

2. Acquisition

On June 6, 2014, the Company acquired all of the outstanding equity interests of FDC Vitamins, LLC d/b/a Nutri-Force Nutrition (“Nutri-Force”), a company which provides custom manufacturing and private labeling of vitamins, dietary supplements, nutraceuticals and nutritional supplements, as well as, develops and markets its own branded products. The total purchase price was $86.1 million in cash, which includes $5.0 million of contingent consideration which was paid in Fiscal 2015. See Note 12. Segment Data for additional information.

3. Inventories

The components of inventories are as follows (in thousands):

	September 26, 2015	December 27, 2014
Finished goods	$197,145	$171,896
Work-in-process	7,126	4,592
Raw materials	13,825	10,539

	$218,096	$187,027

4. Goodwill and Intangible Assets

Goodwill is allocated between the Company’s segments (reporting units), retail, direct and manufacturing. The following table discloses the carrying value of all intangible assets (in thousands):

	September 26, 2015			December 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Goodwill	$243,269	$—	$243,269	$243,269	$—	$243,269
Tradenames – Indefinite-lived	68,405	—	68,405	68,405	—	68,405
Brands	10,000	741	9,259	10,000	324	9,676
Customer relationships	7,500	500	7,000	7,500	219	7,281
Tradenames – Definite-lived	4,693	2,486	2,207	4,250	1,735	2,515
Software	1,300	347	953	1,300	152	1,148
Intangibles related to asset purchase	—	—	—	2,950	2,950	—

	$335,167	$4,074	$331,093	$337,674	$5,380	$332,294

The useful lives of the Company’s definite-lived intangible assets are between 3 to 20 years. The expected amortization expense on definite-lived intangible assets on the Company’s condensed consolidated balance sheet at September 26, 2015, is as follows (in thousands):

Remainder of Fiscal 2015	$555
Fiscal 2016	1,515
Fiscal 2017	1,420
Fiscal 2018	1,420
Fiscal 2019	1,265
Thereafter	13,244

$19,419

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 26, 2015	December 27, 2014
Deferred sales	$16,909	$22,499
Accrued salaries and related expenses (1)	11,109	8,824
Sales tax payable and related expenses	7,453	6,494
Accrued fixed asset additions	5,052	7,290
Other accrued expenses	24,974	30,713

	$65,497	$75,820

(1)	Accrued salaries and related expenses as of September 26, 2015 includes $1.2 million related to accrued employee severance.

6. Credit Arrangements

As of September 26, 2015 and December 27, 2014, the Company had $8.0 million of borrowings outstanding on its Revolving Credit Facility.

Revolving Credit Facility

Subject to the terms of the Revolving Credit Facility, which has a maturity date of October 11, 2018, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable as well as certain inventory of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount borrowed during the nine months ended September 26, 2015 was $27.0 million. There were no borrowings during the nine months ended September 27, 2014. The unused available line of credit under the Revolving Credit Facility at September 26, 2015 was $79.2 million.

Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.25% or 0.50% or the adjusted Eurodollar rate plus 1.25% or 1.50%, in each case with the higher spread applicable in the event that the aggregate amount of the borrowings under the Revolving Credit Facility exceeds 50% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility during the nine months ended September 26, 2015 was 1.44%.

The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility was 0.25% as of September 26, 2015 and December 27, 2014.

Interest expense, net for the three and nine months ended September 26, 2015 and September 27, 2014 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Fees on the revolving credit facility and interest	$110	$103	$375	$234
Amortization of deferred financing fees	62	37	141	104
Interest income	—	—	(1)	(13)

Interest expense, net	$172	$140	$515	$325

7. Stock Based Compensation

Equity Incentive Plans – The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”). As of September 26, 2015, there were 2,369,021 shares available to grant under both plans.

The following table summarizes restricted shares for the 2009 Plan as of September 26, 2015 and changes during the nine month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2014	448,611	$45.04
Granted	220,831	$40.71
Vested	(153,493)	$42.95
Canceled/forfeited	(116,778)	$45.09

Unvested at September 26, 2015	399,171	$43.43

The total intrinsic value of restricted shares vested during the nine months ended September 26, 2015 and September 27, 2014, was $6.2 million and $5.3 million, respectively.

The following table summarizes stock options for the 2006 and 2009 Plans as of September 26, 2015 and changes during the nine month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 27, 2014	383,577	$24.14
Granted	—	—
Exercised	(56,338)	$23.93
Canceled/forfeited	(39,792)	$34.43

Outstanding at September 26, 2015	287,447	$22.75	3.14	$3,442

Vested or expected to vest at September 26, 2015	287,165	$22.75	3.14

Vested and exercisable at September 26, 2015	284,630	$22.45	3.10	$3,442

The total intrinsic value of options exercised during the nine months ended September 26, 2015 and September 27, 2014, was $1.0 million and $13.3 million, respectively. The cash received from options exercised during the nine months ended September 26, 2015 and September 27, 2014 was $1.3 million and $6.7 million, respectively.

The following table summarizes restricted share units for the 2009 Plan as of September 26, 2015 and changes during the nine month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 27, 2014	9,633	$51.37
Granted	20,747	$39.99
Vested	(14,995)	$49.99
Canceled/forfeited	—	—

Unvested at September 26, 2015	15,385	$37.37

The total intrinsic value of restricted share units vested during the nine months ended September 26, 2015 and September 27, 2014, was $0.5 million and $0.3 million, respectively.

Compensation expense attributable to stock based compensation for the three and nine months ended September 26, 2015 was approximately $1.2 million and $4.7 million, respectively, and for the three and nine months ended September 27, 2014 was approximately $2.0 million and $5.8 million, respectively. As of September 26, 2015, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares and restricted share units to be expensed in future periods is $9.6 million, and the related weighted-average period over which it is expected to be recognized is 1.7 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares and restricted share units as of September 26, 2015 is approximately $0.9 million.

The weighted-average grant date fair value of stock options during the three and nine months ended September 27, 2014 was $9.63 and $18.99, respectively. These valuations represent the fair value of subsequent annual tranches of performance based stock options granted in 2011, and there were no such valuations during the three and nine months ended September 26, 2015. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	September 27, 2014	September 27, 2014
Expected dividend yield	0.0%	0.0%
Weighted average expected volatility	33.3%	35.3%
Weighted average risk-free interest rate	1.4%	1.4%
Expected holding period	4.00 years	4.00 - 4.43 years

Treasury Stock – As part of the Company’s stock plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the nine months ended September 26, 2015, the Company purchased 61,515 shares in settlement of employees’ tax obligations for a total of $2.5 million. The Company accounts for treasury stock using the cost method.

8. Advertising Costs

The costs of advertising for online marketing arrangements, magazines, direct mail, television and radio are expensed the first time the advertising takes place. Costs associated with the production and distribution of the Company’s catalogs are expensed as incurred. Advertising expense was $5.3 million for the three months ended September 26, 2015 and September 27, 2014, and $16.8 million and $15.3 million for the nine months ended September 26, 2015 and September 27, 2014, respectively.

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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Numerator:
Net income	$14,098	$12,197	$47,039	$49,632

Denominator:
Basic weighted average common shares outstanding	28,988,779	30,332,506	29,238,808	30,327,800
Effect of dilutive securities:
Stock options	86,627	207,871	103,885	261,996
Restricted shares	113,535	164,355	160,252	174,515
Restricted share units	1,513	5,832	1,473	3,543

Diluted weighted average common shares outstanding	29,190,454	30,710,564	29,504,418	30,767,854

Basic net income per common share	$0.49	$0.40	$1.61	$1.64

Diluted net income per common share	$0.48	$0.40	$1.59	$1.61

Stock options and restricted shares for the three months ended September 26, 2015 and September 27, 2014 in the amount of 90,737 shares and 8,355 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Stock options and restricted shares for the nine months ended September 26, 2015 and September 27, 2014 in the amount of 34,803 shares and 17,450 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

10. Share Repurchase Programs

On each of August 5, 2014 and May 6, 2015, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to $100 million, for a total of up to $200 million, of its shares of common stock from time to time over three year periods ending on August 4, 2017 and May 5, 2018, respectively. As of September 26, 2015, 2,253,392 shares have been repurchased pursuant to these programs for a total of $95.8 million. The repurchase programs do not obligate the Company to acquire any specific number of shares of its common stock and may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing such shares, the availability of alternative investment opportunities, liquidity, and other factors. These factors may also affect the timing and amount of share repurchases.

During the three and nine months ended September 26, 2015, the Company repurchased 355,021 and 981,353 shares, respectively, of its common stock in the open market, which were retired upon repurchase. The total purchase price during the three and nine months ended September 26, 2015 was $12.4 million and $38.0 million, respectively, with an average repurchase price per share of $35.00 and $38.69, respectively.

11. Legal Proceedings

The Company is party to various lawsuits arising from time to time in the normal course of business, some of which are covered by insurance. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

12. Segment Data

The Company currently operates three business segments, retail, direct and manufacturing. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments as well as corporate costs. The retail segment primarily includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of VMS products through Vitamin Shoppe, Super Supplements and Vitapath retail stores in the United States, Puerto Rico and in Canada. The direct segment generates revenue through the sale of VMS products primarily through the Company’s websites and catalog. The Company’s websites offer customers online access to a full assortment of approximately 21,500 SKUs. The manufacturing segment supplies the retail and direct segments, along with various thirds parties, with finished products for sale. Corporate costs represent all other expenses not allocated to the retail, direct or manufacturing segments which include, but are not limited to: human resources, legal, retail management, direct management, finance, information technology, depreciation (primarily related to assets utilized by the retail and direct business segments as well as corporate assets) and amortization, and various other corporate level activity related expenses. Intercompany sales transactions are eliminated in consolidation.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 2. Summary of Significant Accounting Policies in the Fiscal 2014 Form 10-K. The Company has allocated $165.3 million, $45.3 million and $32.6 million of its recorded goodwill to the retail, direct and manufacturing segments, respectively. The Company does not have identifiable assets separated by segment, with the exception of the identifiable assets of the manufacturing segment which were $92.3 million and $96.2 million as of September 26, 2015 and December 27, 2014, respectively. Capital expenditures for the manufacturing segment for the nine months ended September 26, 2015 were approximately $3.0 million. At September 26, 2015 and December 27, 2014, long lived assets of the manufacturing segment were $60.6 million and $59.9 million, respectively.

The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales:
Retail	$270,213	$260,324	$836,396	$802,378
Direct	31,254	31,337	96,444	99,148
Manufacturing	20,693	19,933	67,185	24,947

Segment net sales	322,160	311,594	1,000,025	926,473
Elimination of intersegment revenues	(8,274)	(2,684)	(26,966)	(3,509)

Net sales	$313,886	$308,910	$973,059	$922,964

Income from operations:
Retail	$47,890	$45,919	$155,562	$154,355
Direct	5,324	4,931	15,976	17,716
Manufacturing (1)	(222)	(2,141)	(1,433)	(3,012)
Corporate costs (2)	(29,635)	(28,160)	(92,229)	(86,097)

Income from operations	$23,357	$20,549	$77,876	$82,962

(1)	Manufacturing loss from operations for the nine months ended September 26, 2015 includes a $1.4 million charge for accounts receivable for one wholesale customer which were deemed uncollectible. Manufacturing loss from operations for the three and nine months ended September 27, 2014 includes charges from adjusting Nutri-Force inventory to fair value as part of purchase accounting of $3.3 million and $4.5 million, respectively.

(2)	Corporate costs include (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Depreciation and amortization expenses	$9,323	$8,305	$27,359	$24,478
Reinvention costs (a)	1,026	—	1,026	—
Acquisition and integration costs	617	289	1,387	4,295
Management realignment charges (b)	—	—	2,174	—

(a)	During the second quarter of Fiscal 2015, the Company launched a comprehensive initiative to review and improve its customers’ experience across its retail and e-commerce channels. The costs incurred represent outside consultants fees.

(b)	During the second quarter of Fiscal 2015, the Company incurred management realignment charges, which primarily consisted of severance costs.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q.

Company Overview

We are a multi-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. As of September 26, 2015, we operated 748 stores in 45 states, the District of Columbia, Puerto Rico and Ontario, Canada and sold our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. We market approximately 850 nationally recognized brands as well as our own brands, which include Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt™, ProBioCare™ , Next Step™, Nutri-Force® Sport and Betancourt Nutrition. We believe we offer one of the largest varieties of products among vitamin, mineral, and supplement (“VMS”) retailers with approximately 7,500 stock keeping units (“SKUs”) offered in our typical store and approximately 14,000 additional SKUs available through our e-commerce and other direct sales channels. Our broad product offering enables us to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. We believe our extensive product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.

On June 6, 2014, the Company acquired all of the outstanding equity interests of Nutri-Force, a company which provides custom manufacturing and private labeling of vitamins, dietary supplements, nutraceuticals and nutritional supplements, as well as, develops and markets its own branded products. The total purchase price was $86.1 million in cash. For additional information, refer to Note 2., “Acquisitions” and Note 12., “Segment Data” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information. We anticipate incurring approximately $2.0 million of costs related to the integration of Nutri-Force in Fiscal 2015 of which $0.6 million and $1.4 million was incurred in the three months and nine months ended September 26, 2015, respectively.

During the second quarter of Fiscal 2015, the Company launched a comprehensive initiative to review and improve our customers’ experience across our retail and e-commerce channels, which will refocus the business on market-based opportunities for stronger growth into Fiscal 2016 and beyond. The Company is working with outside consultants to analyze qualitative and quantitative information relevant to our customers’ experience. The initial phase of this customer experience reinvention project is expected to continue into the first half of Fiscal 2016.

In an on-going effort to identify efficiencies and stream-line processes, the Company is performing a review of certain business operations. As part of this review, the Company is implementing changes to the product assortment and supply chain operations of Super Supplements to more closely align Super Supplements with current processes and assortments in the Vitamin Shoppe retail stores. As a result, we anticipate one-time costs of up to $4 million which we expect will be incurred during the fourth quarter of Fiscal 2015 and the first quarter of Fiscal 2016. Annual cost savings resulting from these actions are estimated to be $1 million to $2 million. In addition, the Company is currently evaluating its Canadian operations in order to determine whether to continue investments in the Canadian market or to consider other alternatives, which may include the closure of its three retail locations. Based on the outcome of this evaluation, one-time costs may be incurred depending on the alternative selected, which may include costs to terminate lease obligations and employee separation costs.

Highlights for the Third Quarter of Fiscal 2015

•	Net sales increased 1.6%

•	Total comparable net sales increased 0.1%

•	Comparable store net sales increased 0.1%

•	The Company opened 15 stores

•	Fully diluted earnings per share of $0.48

Segment Information

We operate through three business segments: retail, which includes Vitamin Shoppe, Super Supplements and Vitapath retail store formats, direct, which consists of our e-commerce and catalog formats, and manufacturing, which consists of the Nutri-Force manufacturing operations.

Retail. Through our retail store formats, we believe we differentiate ourselves in the VMS industry, which has been successful across geographic and demographic markets. What makes us unique is our broad selection of VMS products and our stores are staffed with trained and knowledgeable employees, who we refer to as Health Enthusiasts®, and who are able to inform our customers about product features and assist in product selection.

Direct. We sell our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. Our e-commerce sites and our catalog complement our in-store experience by extending our retail product offerings with approximately 14,000 additional SKUs that are not available in our stores and enable us to access customers outside our retail markets and those who prefer to shop online.

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

In addition to the weight management product lines, we intend to continue our focus in meeting the demands of a rapidly growing health conscious public.

The acquisition of Nutri-Force has affected our operating results. Historically Nutri-Force generates lower margins on its third-party sales than our retail and direct operations. However, as we transition more of the VSI private label assortment to Nutri-Force, we expect an improvement in overall gross margin. Since the acquisition, Nutri-Force has experienced disruption in its ability to optimize production capacity and correspondingly has experienced lower service levels to customers. We have taken steps to improve the operations at Nutri-Force, including the hiring of new leadership and the engagement of third-party manufacturing consultants to implement and improve manufacturing processes. The Company believes this disruption should not impact the long-term opportunity from the Nutri-Force acquisition. However, should financial performance deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows may be insufficient to support the carrying value and goodwill assigned to Nutri-Force, which may result in impairment charges which could have an adverse impact on our results of operations and financial position.

Our historical results have also been significantly influenced by our new store openings. Since the beginning of 2013, we have opened 152 stores, acquired 31 stores and as of September 26, 2015 operate 748 stores located in 45 states, the District of Columbia, Puerto Rico and Ontario, Canada.

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

In Fiscal 2015, the Company has begun implementation of a new warehouse management system application (“WMS”) at its Ashland, Virginia distribution center in order to realize further productivity improvements and functionality. Implementation of the new WMS is expected to be completed in Fiscal 2016. Additionally, the Company has entered into an agreement with a west coast third-party facility to provide us with warehousing and distribution functions. We expect to begin operations with this third-party facility in the fourth quarter of Fiscal 2015.

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

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	$313,886	$308,910	$973,059	$922,964
Increase in total comparable net sales (1)	0.1%	3.8%	0.1%	4.2%
Increase in comparable store net sales	0.1%	3.1%	0.3%	3.1%
Increase (Decrease) in e-commerce comparable net sales	0.6%	10.5%	(2.1%)	13.2%
Gross profit as a percent of net sales	33.4%	31.5%	33.7%	33.6%
Income from operations	$23,357	$20,549	$77,876	$82,962

(1)	Total comparable net sales are comprised of comparable retail store sales and e-commerce sales.

The following table shows the growth in our network of stores during the three and nine months ended September 26, 2015 and September 27, 2014:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Store Data:
Stores open at beginning of period	734	678	717	659
Stores opened	15	23	39	44
Stores closed	(1)	–	(8)	(2)

Stores open at end of period	748	701	748	701

Total retail square footage at end of period (in thousands)	2,634	2,523	2,634	2,523
Average store square footage at end of period	3,522	3,599	3,522	3,599

Three Months Ended September 26, 2015 Compared to Three Months Ended September 27, 2014

The information presented below is for the three months ended September 26, 2015 and September 27, 2014 and was derived from our condensed consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.

The following tables summarize our results of operations for the three months ended September 26, 2015 and September 27, 2014 (in thousands):

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
Net sales	$313,886	$308,910	$4,976	1.6%
Cost of goods sold	209,177	211,616	(2,439)	(1.2)%

Cost of goods sold as % of net sales	66.6%	68.5%
Gross profit	104,709	97,294	7,415	7.6%
Gross profit as % of net sales	33.4%	31.5%
Selling, general and administrative expenses	81,352	76,745	4,607	6.0%
SG&A expenses as % of net sales	25.9%	24.8%

Income from operations	23,357	20,549	2,808	13.7%
Income from operations as % of net sales	7.4%	6.7%
Interest expense, net	172	140	32	22.9%

Income before provision for income taxes	23,185	20,409	2,776	13.6%
Provision for income taxes	9,087	8,212	875	10.7%

Net income	$14,098	$12,197	$1,901	15.6%

Net Sales

The increase in net sales was the result of an increase in our total non-comparable net sales of $9.4 million and in our total comparable net sales of $0.4 million, or 0.1% partially offset by a decrease in Nutri-Force net sales of $4.8 million to third parties. Sales increased $5.5 million in the Other product category (which includes on the go bars, drinks and snacks, as well as natural beauty and personal care products). Sales in the Sports Nutrition category (which includes sports and performance nutrition and weight management products) were relatively flat with the increase in sales of sports and performance nutrition products substantially offset by the decrease in sales of weight management products. In addition, the growth rate in sales of sports and performance nutrition products is below historical trends.

Net sales for our three business segments, as well as a discussion of the changes in each segment’s net sales from the comparable prior year period, are provided below (in thousands):

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
Net Sales:
Retail (a)	$270,213	$260,324	$9,889	3.8%
Direct (b)	31,254	31,337	(83)	(0.3)%
Manufacturing (c)	20,693	19,933	760	3.8%

Segment net sales	322,160	311,594	10,566	3.4%
Elimination of intersegment revenues	(8,274)	(2,684)	(5,590)	208.3%

Total net sales	$313,886	$308,910	$4,976	1.6%

(a)	The change in retail sales resulted from an increase in non-comparable store sales of $9.7 million and in comparable store sales of $0.2 million, or 0.1%. The increase in comparable store sales was driven by average transaction value.
(b)	Direct sales declined due to a decrease in catalog sales partially offset by an increase in e-commerce sales of 0.6%.
(c)	Manufacturing sales reflect an increase of $5.6 million in product manufactured for the Vitamin Shoppe assortment and a decrease of $4.8 million in product manufactured for third parties.

Cost of Goods Sold

Cost of goods sold for the three months ended September 27, 2014 includes a $3.3 million charge from adjusting Nutri-Force inventory to fair value as part of purchase accounting. As a percentage of net sales, cost of goods sold decreased 1.1% as a result of the prior year purchase accounting charge and 0.9% related to improved product margins.

Selling, General and Administrative Expenses

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change

SG&A Expenses (in thousands):
Payroll and Benefits (a)	$31,856	$29,807	$2,049	6.9%
Payroll & benefit as % of net sales	10.1%	9.6%
Advertising and Promotion (b)	5,343	5,251	92	1.8%
Advertising & promotion as % of net sales	1.7%	1.7%
Other SG&A (c)	44,153	41,687	2,466	5.9%
Other SG&A as % of net sales	14.1%	13.5%

Total SG&A Expenses	$81,352	$76,745	$4,607	6.0%

(a)	Payroll and benefits increased primarily due to the increase in head count added to operate new stores and higher medical benefits costs.
(b)	Advertising and promotion was relatively flat with increases in e-commerce and Nutri-Force advertising substantially offset by lower retail expenditures.
(c)	The increase in other SG&A expenses was primarily due to an increase in depreciation and amortization expenses of $1.0 million. In addition, other SG&A increased as a result of reinvention costs of $1.0 million.

Income from Operations

Operating income (loss) for our three business segments are provided below (in thousands):

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
Income from operations:
Retail (a)	$47,890	$45,919	$1,971	4.3%
% of net sales	17.7%	17.6%
Direct (b)	5,324	4,931	393	8.0%
% of net sales	17.0%	15.7%
Manufacturing (c)	(222)	(2,141)	1,919	(89.6)%
% of net sales	(1.1%)	(10.7%)
Corporate costs (d)	(29,635)	(28,160)	(1,475)	5.2%
% of net sales	(9.4%)	(9.1%)

Income from operations	$23,357	$20,549	$2,808	13.7%

(a)	Increase in retail income from operations as a percentage of net sales is due to 0.7% primarily from category mix substantially offset by 0.4% related to occupancy costs and 0.3% from payroll and benefits costs.
(b)	Increase in direct income from operations as a percentage of net sales is due to 1.7% related to product margin, 0.3% from a decrease in general operating expenses and 0.2% from lower supply chain costs partially offset by 1.0% related to advertising and promotion expenses.
(c)	The three month period ended September 27, 2014 includes a $3.3 million charge from adjusting Nutri-Force inventory to fair value as part of purchase accounting. During the three month period ended September 26, 2015, the manufacturing segment recognized an increase in costs as compared to the prior year due to operational inefficiencies.
(d)	Corporate costs include an increase in depreciation and amortization expenses of $1.0 million. In addition, corporate costs increased as a result of reinvention costs of $1.0 million.

Provision for Income Taxes

The effective tax rate for the three months ended September 26, 2015 was 39.2%, compared to 40.2% for the three months ended September 27, 2014. The change in the effective tax rate is primarily due to changes in the apportionment of taxes.

Nine months Ended September 26, 2015 Compared to Nine months Ended September 27, 2014

The information presented below is for the nine months ended September 26, 2015 and September 27, 2014 and was derived from our condensed consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.

The following tables summarize our results of operations for the nine months ended September 26, 2015 and September 27, 2014 (in thousands):

	Nine Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
Net sales	$973,059	$922,964	$50,095	5.4%
Cost of goods sold	645,441	613,294	32,147	5.2%

Cost of goods sold as % of net sales	66.3%	66.4%
Gross profit	327,618	309,670	17,948	5.8%
Gross profit as % of net sales	33.7%	33.6%
Selling, general and administrative expenses	249,742	226,708	23,034	10.2%
SG&A expenses as % of net sales	25.7%	24.6%

Income from operations	77,876	82,962	(5,086)	(6.1)%
Income from operations as % of net sales	8.0%	9.0%
Interest expense, net	515	325	190	58.5%

Income before provision for income taxes	77,361	82,637	(5,276)	(6.4)%
Provision for income taxes	30,322	33,005	(2,683)	(8.1)%

Net income	$47,039	$49,632	$(2,593)	(5.2)%

Net Sales

The increase in net sales was the result of an increase in our total non-comparable net sales of $49.4 million, which includes $18.8 million from Nutri-Force, and an increase in our total comparable net sales of $0.7 million, or 0.1%. Sales increased $19.8 million in the Other product category (which includes on the go bars, drinks and snacks, as well as natural beauty and personal care products). Sales in the Sports Nutrition category (which includes sports and performance nutrition and weight management products) increased $3.6 million with the increase in sales of sports and performance nutrition products partially offset by the decrease in sales of weight management products. In addition, the growth rate in sales of sports and performance nutrition products is below historical trends.

Net sales for our three business segments, as well as a discussion of the changes in each segment’s net sales from the comparable prior year period, are provided below (in thousands):

	Nine Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
Net Sales:
Retail (a)	$836,396	$802,378	$34,018	4.2%
Direct (b)	96,444	99,148	(2,704)	(2.7)%
Manufacturing (c)	67,185	24,947	42,238	169.3%

Segment net sales	1,000,025	926,473	73,552	7.9%
Elimination of intersegment revenues	(26,966)	(3,509)	(23,457)	668.5%

Total net sales	$973,059	$922,964	$50,095	5.4%

(a)	The change in retail sales resulted from an increase in non-comparable store sales of $31.3 million and an increase in comparable store sales of $2.7 million, or 0.3%. The increase in comparable store sales was driven by average transaction value.
(b)	Direct sales declined primarily due to a decrease in e-commerce sales of 2.1% resulting from reduced efficiencies in internet search programs.
(c)	The increase in manufacturing sales reflects nine months of sales for the period ended September 26, 2015 as compared to less than four months of sales for the period ended September 27, 2014. Nutri-Force was acquired by the Company on June 6, 2014. Manufacturing sales also reflect an increase in product manufactured for the Vitamin Shoppe assortment.

Cost of Goods Sold

The increase in costs on a dollar basis was primarily due to the increase in sales. Cost of goods sold for the nine months ended September 27, 2014 includes a $4.5 million charge, or 0.1% of net sales, from adjusting Nutri-Force inventory to fair value as part of purchase accounting.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
SG&A Expenses (in thousands):
Payroll and Benefits (a)	$96,064	$89,045	$7,019	7.9%
Payroll & benefit as % of net sales	9.9%	9.6%
Advertising and Promotion (b)	16,813	15,320	1,493	9.7%
Advertising & promotion as % of net sales	1.7%	1.7%
Other SG&A (c)	136,865	122,343	14,522	11.9%
Other SG&A as % of net sales	14.1%	13.3%

Total SG&A Expenses	$249,742	$226,708	$23,034	10.2%

(a)	Payroll and benefits increased primarily due to the increase in head count added to operate new stores and higher medical benefits costs.
(b)	Advertising and promotion increased with the addition of Nutri-Force of $1.3 million and an increase in digital advertising of $0.9 million partially offset by lower retail expenditures of $0.8 million.
(c)	Other SG&A expenses include an increase in costs related to Nutri-Force of $6.5 million and increased depreciation and amortization expenses of $2.9 million. In addition, other SG&A increased as a result of management realignment charges of $2.2 million, a charge to increase the allowance for doubtful accounts for Nutri-Force of $1.4 million, reinvention costs of $1.0 million and a net reduction in acquisition related costs of $2.9 million.

Income from Operations

Operating income (loss) for our three business segments are provided below (in thousands):

	Nine Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change
Income from operations:
Retail (a)	$155,562	$154,355	$1,207	0.8%
% of net sales	18.6%	19.2%
Direct (b)	15,976	17,716	(1,740)	(9.8)%
% of net sales	16.6%	17.9%
Manufacturing (c)	(1,433)	(3,012)	1,579	(52.4)%
% of net sales	(2.1%)	(12.1%)
Corporate costs (d)	(92,229)	(86,097)	(6,132)	7.1%
% of net sales	(9.5%)	(9.3%)

Income from operations	$77,876	$82,962	$(5,086)	(6.1)%

(a)	Reduction in retail income from operations as a percentage of sales is primarily due to 0.5% related to occupancy costs and 0.4% from payroll and benefits costs partially offset by 0.2% related to advertising and promotion expenses and 0.1% related to supply chain costs.
(b)	Reduction in direct income from operations as a percentage of sales is due to 1.1% related to advertising and promotion expenses and 0.4% resulting from an increase in general operating expenses partially offset by 0.2% due to category mix.
(c)	Manufacturing loss from operations reflects operations for the nine month period ended September 26, 2015 as compared to less than four months of operations for the period ended September 27, 2014. The nine month period ended September 26, 2015 includes a $1.4 million charge for accounts receivable for one wholesale customer which were deemed uncollectible. The nine month period ended September 27, 2014 includes a $4.5 million charge from adjusting Nutri-Force inventory to fair value as part of purchase accounting.
(d)	The increase in corporate costs includes an increase in depreciation and amortization expenses of $2.9 million. In addition, corporate costs increased as a result of management realignment charges of $2.2 million, reinvention costs of $1.0 million and a net reduction in acquisition related costs of $2.9 million.

Provision for Income Taxes

The effective tax rate for the nine months ended September 26, 2015 was 39.2%, compared to 39.9% for the nine months ended September 27, 2014. The change in the effective tax rate is primarily due to changes in the apportionment of taxes.

Key Indicators of Liquidity and Capital Resources

The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	September 26, 2015	December 27, 2014
Balance Sheet Data:
Cash and cash equivalents	$1,981	$12,166
Working capital	145,028	125,382
Total assets	736,264	722,391
Total debt, including capital lease obligations	8,136	8,195

	Nine Months Ended
	September 26, 2015	September 27, 2014
Other Information:
Depreciation and amortization of fixed and intangible assets	$28,457	$25,060
Cash Flows Provided By (Used In):
Operating activities	$56,650	$69,159
Investing activities	(30,129)	(112,912)
Financing activities	(36,778)	1,867
Effect of exchange rate changes on cash and cash equivalents	72	11

Net decrease in cash and cash equivalents	$(10,185)	$(41,875)

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

During the nine months ended September 26, 2015, we paid approximately $38.0 million to purchase shares of our common stock, and paid $5.0 million of contingent consideration related to the acquisition of Nutri-Force. During Fiscal 2015, we plan to spend approximately $40 million to $45 million in capital expenditures, including costs for building new stores, remodeling existing stores and information technology investments. Of the total capital expenditures projected for Fiscal 2015, we have invested $30.2 million during the nine months ended September 26, 2015. We plan to open approximately 50 new stores during Fiscal 2015, of which we have opened 39 stores as of September 26, 2015. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $155,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments. In addition, as of September 26, 2015, five customers represented approximately 58% of the accounts receivable from wholesale customers.

We were in compliance with all debt covenants relating to our Revolving Credit Facility as of September 26, 2015. We expect to be in compliance with these same debt covenants during the remainder of Fiscal 2015 as well.

Cash Provided by Operating Activities

Net cash provided by operating activities was $56.7 million for the nine months ended September 26, 2015 as compared to $69.2 million for the nine months ended September 27, 2014. The $12.5 million decrease in cash flows from operating activities is primarily due to an increase in inventory purchases partially offset by the timing in payments of accounts payable.

Cash Used in Investing Activities

Net cash used in investing activities was $30.1 million during the nine months ended September 26, 2015 as compared to $112.9 million during the nine months ended September 27, 2014. The $82.8 million decrease in cash used in investing activities is primarily due to the $81.5 million for the acquisition of Nutri-Force during the nine months ended September 27, 2014.

Cash Used in / Provided by Financing Activities

Net cash used in financing activities was $36.8 million for the nine months ended September 26, 2015, as compared to net cash provided by financing activities of $1.9 million for the nine months ended September 27, 2014. The $38.6 million increase in cash used in financing activities is primarily due to purchases of common stock under the Company’s share repurchase program of $38.0 million.

Revolving Credit Facility

The terms of our Revolving Credit Facility extend through October 11, 2018, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 6., “Credit Arrangements” in the Notes to Condensed Consolidated Financial Statements (unaudited). As of September 26, 2015, the Company had $8.0 million of borrowings outstanding on its Revolving Credit Facility. The largest amount borrowed during the nine months ended September 26, 2015 was $27.0 million. During the nine months ended September 27, 2014, there were no borrowings under the Revolving Credit Facility. The unused available line of credit under the Revolving Credit Facility at September 26, 2015 was $79.2 million.

Contractual Obligations and Commercial Commitments

As of September 26, 2015, there have been no material changes with respect to our contractual obligations since December 27, 2014. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2014 Form 10-K.

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

Effects of Inflation

We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the nine months ended September 26, 2015, retail price inflation was approximately 1%, and we anticipate retail inflation to occur at a rate more consistent with past trends of approximately 1% to 2% for the remainder of Fiscal 2015. During the nine months ended September 27, 2014, retail price inflation was at a rate below historical trends. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.

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

Our Revolving Credit Facility carries a floating interest rate and, therefore, our statements of income and our cash flows are exposed to changes in interest rates. As of September 26, 2015, there was $8.0 million of borrowings outstanding on our Revolving Credit Facility. At September 26, 2015, a hypothetical 10% change in the floating interest rate would have a de minimis impact on our consolidated financial statements.

Foreign Currency Risk

The Company is minimally exposed to foreign currency exchange risk. We lease and operate three stores in Canada. Sales made from the Canadian stores are made in Canadian dollars. The Company does not currently hedge against the risk of exchange rate fluctuations. At September 26, 2015, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would have a de minimis impact on our consolidated financial statements.

Item	4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 26, 2015, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 26, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of shares of common stock during the quarter ended September 26, 2015:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
June 28, 2015 through July 25, 2015	512	$37.25	—	$116,645
July 26, 2015 through August 22, 2015	3,607	$36.85	—	$116,645
August 23, 2015 through September 26, 2015	356,712	$35.00	355,021	$104,221

Totals	360,831		355,021

(1)	Includes 5,810 shares withheld to cover required tax payments on behalf of employees as their restricted shares vest.
(2)	On August 5, 2014 and May 6, 2015, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to $100 million, for a total of up to $200 million, of its shares of common stock from time to time over three year periods ending on August 4, 2017 and May 5, 2018, respectively.

Item	3. Defaults Upon Senior Securities

None.

Item	4. Mine Safety Disclosures

Not applicable.

Item	5. Other Information

None.

Item	6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 26, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2015.

VITAMIN SHOPPE, INC.

By:	/s/ Brenda Galgano
Brenda Galgano
EVP and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 26, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements