Form 10-K
period 2015-12-26
Vitamin Shoppe, Inc.
filed 2016-02-23
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,135,564,171 as of June 27, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange.

As of January 23, 2016, Vitamin Shoppe, Inc. had 25,787,461 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed for the 2016 Annual Meeting of the Stockholders.

EX 3.2
EX 10.13
EX 10.29
EX 10.35
EX 10.53
EX 21.1
EX 23.1
EX 31.1
EX 31.2
EX 32.1
EX 32.2

EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding future financial results and performance, future business prospects, revenue, stores, our ability to implement strategic initiatives and meet market expectations, share repurchases, product offerings, contract manufacturing, supply chain network utilization, intellectual property, confidential information, integration of acquisitions, working capital, liquidity, capital expenditures, capital needs and interest costs, industry based factors, including the level of competition in the vitamin, mineral and supplement industry, continued demand from the primary markets Vitamin Shoppe, Inc. (the “Company” or “we”) serves, consumer perception of our products, the availability of raw materials, as well as economic conditions generally and factors more specific to the Company such as compliance with manufacturing, healthcare, environmental and other regulations, changes in accounting standards, certifications and practices and restrictions imposed by the Company’s revolving credit facility, including financial covenants and limitations on the Company’s ability to incur additional indebtedness and the Company’s future capital requirements, and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors” in this Annual Report on Form 10-K. You can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “predicts”, “intends”, “plans”, “estimates”, “anticipates”, “target”, “could” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, product liability claims and recalls, the availability of insurance, the strength of the economy, changes in the overall level of consumer spending, the performance of the Company’s products within the prevailing retail environment, implementation of omni-channel retailing, trade restrictions, international operations, availability of suitable store locations at appropriate terms, new credit card technology, e-commerce relationships, disruptions of manufacturing, warehouse or distribution facilities or information systems, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC).

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

Electronic Access to Company Reports

Our investor website can be accessed at www.vitaminshoppe.com under “Investor Relations”. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption “SEC Filings” promptly after we electronically file those materials with, or furnish those materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Standards of Business Conduct for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our investor website under the captions “Corporate Governance” and “SEC Filings”. Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, Vitamin Shoppe, Inc., 300 Harmon Meadow Blvd., Secaucus, New Jersey 07094. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

PART I

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “VSI”, the “Company”, “we”, “us” and “our” collectively refer to Vitamin Shoppe, Inc., its wholly owned subsidiary, Vitamin Shoppe Industries Inc. (“VS Industries”) and the wholly owned subsidiaries of VS Industries. References to “Fiscal” or “Fiscal Year” mean the fifty-two weeks ended December 26, 2015, December 27, 2014 and December 28, 2013 for Fiscal Year 2015, Fiscal Year 2014 and Fiscal Year 2013, respectively, and references to “Fiscal” and “Fiscal Year” for other years are similarly based on a fifty-two week or fifty-three week fiscal year, as applicable.

Item 1.	Business

Overview of our Company

We are a multi-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market approximately 800 nationally recognized brands as well as our own brands, which include Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare™, Next Step®, Nutri-Force® Sport and Betancourt Nutrition™. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement (“VMS”) retailers with approximately 7,400 stock keeping units (“SKUs”) offered in our typical store and approximately 12,000 additional SKUs available through our e-commerce and other direct sales channels. Our broad product offering enables us to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing customer loyalty.

We sell our products through three operating segments: retail, direct and manufacturing. In our retail segment, which includes Vitamin Shoppe, Super Supplements and Vitapath retail store formats, we have leveraged our store economic model by opening a total of 163 new stores and acquiring 31 stores from the beginning of Fiscal Year 2013 through Fiscal Year 2015. As of December 26, 2015, we operated 758 stores in 45 states, the District of Columbia, Puerto Rico and Ontario, Canada, primarily located in retail centers and stand alone locations. In our direct segment, we sell our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. Our e-commerce sites and our catalog complement our in-store experience by extending our retail product offerings and enable us to access customers outside our retail markets and those who prefer to shop online. Our manufacturing segment provides custom manufacturing and private labeling of VMS products, and develops and markets our own branded products for both sales to third parties and for the VSI product assortment.

During the second quarter of Fiscal 2015, the Company began development of a strategic plan focused on upgrading our customers’ experience across our retail and e-commerce channels, the “reinvention strategy”. The Company has worked with outside consultants to analyze qualitative and quantitative information relevant to our customers’ experience. The reinvention strategy is focused on upgrading the customer experience to inspire our target customers with changes to our product assortment, opportunities to increase private brands penetration, enhancements to the in-store and digital experience, store layout, as well as changes to improve the effectiveness of our loyalty program. The Company expects to incur approximately $10.0 million to $15.0 million of selling, general and administrative costs during Fiscal 2016 in connection with the reinvention strategy, and expects to realize improved financial results from the reinvention strategy beginning in Fiscal 2017.

In an on-going effort to identify efficiencies and stream-line processes, the Company has performed a review of certain business operations. As part of this review, the Company is implementing changes to the product assortment and supply chain operations of Super Supplements to more closely align Super Supplements with current processes and assortments in the Vitamin Shoppe retail stores. As a result, costs of $1.8 million were incurred during the fourth quarter of Fiscal 2015 and $1.8 million are expected to be incurred during the first quarter of Fiscal 2016. Annual cost savings resulting from these actions are estimated to be $1 million to $2 million. In addition, the Company has evaluated its Canadian operations in order to determine whether to continue investments in the Canadian market and has decided to cease operations at the end of the first quarter of Fiscal 2016. As a result, costs of $0.9 million were incurred during the fourth quarter of Fiscal 2015 and $3.7 million are expected to be incurred during the first quarter of Fiscal 2016. The annual cost savings related to ceasing operations in Canada are estimated to be approximately $1.0 million. Costs for these two initiatives include lease liabilities, markdown charges on inventory and employee severance. The Company plans on engaging a consultant in Fiscal 2016 to further identify other efficiencies and cost reduction opportunities.

On December 9, 2015, the Company closed its offering of $143.8 million of its 2.25% Convertible Senior Notes due 2020 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations of the Company. Interest is payable on the Notes on June 1 and December 1 of each year, commencing on June 1, 2016 until their maturity date of December 1, 2020. In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions for which it paid an aggregate $26.4 million. In addition, the Company sold warrants for which it received aggregate proceeds of $13.0 million. The net proceeds from the Convertible Notes of $125.7 million, net of commissions and offering costs of $4.6 million, are being used to repurchase shares of our common stock under the Company’s share repurchase programs. For additional information, refer to Note 8., “Credit Arrangements” and Note 11., “Share Repurchase Programs” to our consolidated financial statements included in this Annual Report on Form 10-K.

Segment Information

We operate through three business segments: retail, which includes Vitamin Shoppe, Super Supplements and Vitapath retail store formats, direct, which consists of our e-commerce and catalog formats, and manufacturing, which consists of the Nutri-Force manufacturing operations. For additional information, refer to Note 15, “Segment and Product Data” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

We continue to pursue new store growth. Since the beginning of Fiscal 2013 through Fiscal 2015, we have opened 163 new stores and acquired 31 stores, expanding our presence in our existing markets as well as entering new markets. In addition, our new stores since the beginning of Fiscal 2013 are approximately 2,900 square feet compared to the average of our total store portfolio of approximately 3,500 square feet.

Direct. We sell our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. Our e-commerce sites and our catalog complement our in-store experience by extending our retail product offerings with approximately 12,000 additional SKUs that are not available in our stores and enable us to access customers outside our retail markets and those who prefer to shop online.

Manufacturing. Through Nutri-Force, we provide custom manufacturing and private labeling of VMS products and develop and market our own branded products for both sales to third parties and for the VSI product assortment.

Industry

The VMS industry is large, approximately $38 billion according to the Nutrition Business Journal (“NBJ”), we believe is fragmented, and continued growth is expected as health and wellness trends continue. According to the NBJ, the VMS industry is expected to register a CAGR of 6.2% from 2015 to 2020, driven by growth within the sports nutrition, specialty supplements and meal replacement categories and from the e-commerce channel.

Increased focus on healthy diet and nutrition, along with growing fitness and wellness program participation, serves as a positive trend for the nutritional supplements industry. Retailers of VMS products primarily include specialty retailers and mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. The specialty retailers typically cater to the more sophisticated VMS customer by focusing on selection and customer service, while the mass merchants generally offer a limited assortment comprised of more mainstream products with less customer service. NBJ anticipates that the specialty retail channel, of which the Vitamin Shoppe is a leading player, will remain the major market driver for supplements through 2020, and the specialty retail channel is expected to add over $6 billion in new annual sales by that time. Additionally, NBJ forecasts the internet channel to achieve 9.9% compound annual growth from 2015 to 2020.

Although long-term prospects noted above suggest continued growth, recent trends have created volatility in the near term and we expect continued volatility. Recent industry trends have been mixed, driven in part by the prospects of more federal and state involvement in the industry. A lack of clarity on regulation appears to be dissuading manufacturers from investing in and developing new ingredients/products. We believe the lack of such guidance has kept the new product pipeline relatively dry. Additionally, negative publicity about the nutritional supplement industry has increased over the past two years and adds further uncertainty to the fundamental outlook. With product innovation remaining slower than in past years, and negative headlines/media at heightened levels, VMS industry headwinds appear poised to persist over the near term.

Industry and market data contained or incorporated by reference in this Form 10-K were obtained through company research, surveys and studies conducted by third parties and industry and general publications or based on our experience in the industry. We have not independently verified market and industry data from third-party sources.

Competitive Strengths

We believe there is an opportunity to capitalize on the VMS industry dynamics, and we plan to further develop the following competitive strengths as part of the foundation of our reinvention strategy:

Value-Added Customer Service. We believe we offer a high degree of customer service. We place a strong emphasis on employee training and customer service, and view our Health Enthusiasts as a source for health and wellness information while assisting our customers with their product selections.

Product Selection, Including a Strong Assortment of Private-Label Brands. We believe we have a broad merchandise assortment. We complement our assortment with our private-label brands merchandise which accounted for approximately 20% of our net sales in Fiscal 2015.

Highly Refined Real Estate Strategy. We apply demanding criteria to our retail site selection. We locate our stores primarily in attractive stand-alone locations or endcap (corner) positions in retail centers. We believe that the location and visibility of our real estate is an important component of our customer acquisition strategies.

Attractive Customer Base. We have a large base of customers who proactively manage their health and wellness through the use of vitamins and supplements. In Fiscal 2015, 88% of our net sales (excluding Super Supplements and Nutri-Force net sales) were attributable to our Healthy Awards customers. Our no-fee Healthy Awards Program promotes brand loyalty among our customers and allows our customers to earn points redeemable for future purchases, approximately 69% of which were redeemed in Fiscal 2015. We also utilize our Healthy Awards Program database to track customer purchasing patterns across our retail and direct business segments, analyze market and industry trends and create targeted merchandising and marketing strategies. In Fiscal 2016, we announced enhancements to this program, including the issuance of certificates on a quarterly basis.

Multi-Channel Retailer. We are a multi-channel retailer, distributing products through our retail stores and our e-commerce sites, enabling us to access customers outside our retail markets and those who prefer to shop online. This business model affords us multiple touch points of interaction with our customers, which allows us to gather data and communicate with them in person, through our call center and via the internet. In addition, we plan on improving our customers’ ability to shop across both our retail and direct channels by continuing to implement improved order management systems during Fiscal 2016 and Fiscal 2017.

Experienced Management Team with Proven Track Record. We have assembled a management team across a broad range of disciplines with extensive experience in building leading national specialty retailers.

Business Strategy

We intend to pursue the following key strategies in order to execute our reinvention strategy:

•	Upgrading our Customers’ Shopping Experience – To upgrade our customers’ shopping experience by executing our reinvention strategy, focusing on enhancing our in-store and digital experience and our store layout, changes to our product assortment and increasing the penetration of private brands;

•	Store and Comparable Sales Growth – To increase sales and profitability of our existing store base as well as continue opening new stores in the future. As part of our reinvention strategy, we are further evaluating changes to our store format in order to enhance our customers’ shopping experience;

•	Increase Emphasis on our Digital Experience – To increase sales of our e-commerce business by continuing to enhance the features and functionality of our e-commerce sites and providing our customers with a more personalized shopping experience. We plan to continue to enhance our e-commerce platform attributes for customer tracking and marketing ability, which will allow us, among other things, to better market to our customers;

•	Continuous Health Enthusiast Education and Training – To improve and strengthen Health Enthusiast training in order to deliver a better customer experience. We hold an annual product education conference, attended by our retail store and district managers, and many of our vendors. In addition, we continue to improve and expand our online learning website, Vitamin Shoppe University®, which provides the opportunity for our Health Enthusiasts to expand their knowledge and stay current on new products and developments in our industry; and

•	Vertical integration – The acquisition of the manufacturing operations of Nutri-Force allows us to better control the production and timing of new product introductions, control costs and enhance profitability. We intend to focus on increasing our third party business and continue to transition a portion of the VSI private brands assortment to Nutri-Force in order to leverage capacity.

Store Counts and Locations

We plan to open approximately 30 new stores in Fiscal 2016 and the rate of new store growth and remodeling of existing stores is being further evaluated as part of the reinvention strategy. The following table shows the change in our network of stores for the Fiscal Years 2011 through 2015:

	Fiscal Year
	2015	2014	2013	2012	2011
Store Data:
Stores open at beginning of year	717	659	579	528	484
Stores opened	50	61	52	54	48
Stores acquired	—	—	31	—	—
Stores closed	(9)	(3)	(3)	(3)	(4)

Stores open at end of year	758	717	659	579	528

New stores have typically required approximately four to five years to mature, generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin. In addition, our new stores since the beginning of Fiscal 2013 are approximately 2,900 square feet compared to the average of our total store portfolio of approximately 3,500 square feet. Additionally, stores opened in new markets have lower brand awareness compared to stores in existing markets, and as a result initially experience a lower sales volume than stores opened in existing markets. As these stores mature, we expect them to contribute meaningfully to our operating results. The following table reflects our store count by state, as well as the District of Columbia, Puerto Rico and Ontario, Canada, at December 26, 2015:

	Stores Open at December 26, 2015		Stores Open at December 26, 2015
Alabama	4	Nebraska	2
Arizona	13	Nevada	7
Arkansas	2	New Hampshire	6
California	92	New Jersey	33
Colorado	8	New Mexico	3
Connecticut	11	New York	72
Delaware	3	North Carolina	24
District of Columbia	1	Ohio	24
Florida	71	Oklahoma	3
Georgia	23	Oregon	9
Hawaii	7	Pennsylvania	28
Idaho	2	Rhode Island	2
Illinois	40	South Carolina	14
Indiana	13	South Dakota	1
Iowa	3	Tennessee	12
Kansas	3	Texas	54
Kentucky	5	Utah	3
Louisiana	8	Vermont	1
Maine	2	Virginia	26
Maryland	21	Washington	35
Massachusetts	18	Wisconsin	6
Michigan	18
Minnesota	10
Missouri	8	Ontario, Canada	3
Mississippi	1	Puerto Rico	3

		Total	758

As of December 26, 2015, we leased the property for all of our 758 stores. Our typical lease terms are ten years, with one or two five-year renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for our stores, 36 expire in Fiscal 2016, 58 expire in Fiscal 2017, 99 expire in Fiscal 2018, 104 expire in Fiscal 2019, 95 expire in Fiscal 2020 and the balance expire in Fiscal 2021 or thereafter. The Company intends to close the Vitapath format stores which are located in Canada at the end of the first quarter of Fiscal 2016. For the majority of our leases, renewal options remain available.

Products

We organize our products by category enabling comparisons between different brands within each product sub-category. In addition, our stores are staffed with experienced and knowledgeable Health Enthusiasts, many of whom are regular and informed VMS consumers. Our Health Enthusiasts are trained to inform our customers about product features and assist our customers in product selection. To further inform our customers, our stores are equipped with Aisle 7®, an independent source of health and wellness information.

We offer a comprehensive selection of vitamins, minerals, herbs, homeopathic remedies, specialty supplements such as fish oil, probiotics, glucosamine and Co Q10, sports nutrition, weight management, as well as natural bath and beauty products. Our offering includes approximately 19,400 SKUs from approximately 800 brands, including our own brands such as Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare™ , Next Step®, Nutri-Force® Sport and Betancourt Nutrition™ brands which include products such as Ultimate Man, Ultimate Woman, Ultimate 10 Probiotic, Whey Tech and Whey Tech Pro 24 Proteins. We also offer a comprehensive assortment from leading national brands such as Optimum Nutrition®, Cellucor®, Garden of Life®, Quest Nutrition®, Solaray®, Solgar® and Nature’s Way®. This extensive assortment is designed to provide our customers with a unique selection of available products to help them achieve their health and wellness goals. Sales of our branded products accounted for approximately 20% of our net sales in Fiscal 2015.

Key Product Categories

Below is a comparison of our net merchandise sales by major product category and the respective percentage of our total net merchandise sales for the periods shown (dollars in thousands).

	Fiscal 2015 (a)		Fiscal 2014 (a)		Fiscal 2013
Product Category	Dollars	%	Dollars	%	Dollars	%
Vitamins, Minerals, Herbs and Homeopathy	$301,520	24%	$285,775	24%	$276,447	26%
Sports Nutrition	432,205	34%	428,845	35%	393,659	36%
Specialty Supplements	308,162	24%	313,025	26%	305,320	28%
Other	222,615	18%	182,352	15%	109,554	10%

Total	1,264,502	100%	1,209,997	100%	1,084,980	100%
Delivery Revenue	2,047		3,049		2,489

	$1,266,549		$1,213,046		$1,087,469

(a)	In Fiscal 2015 and Fiscal 2014, the “Other” product category includes net merchandise sales to third parties of Nutri-Force of $56.6 million and $40.3 million, respectively.

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

Sports Nutrition

Our sports nutrition consumers are looking for products to help maintain or supplement a healthy lifestyle. These products are used in conjunction with cardiovascular conditioning, weight training and sports activities. Major categories in sports nutrition include protein and weight gain powders, meal replacements, weight management, and pre and post-workout supplements to either support energy production or enhance recovery after exercise. Our sports nutrition products are offered in many convenient forms, such as powders, tablets, capsules, soft gels and liquids. Our sports nutrition consumers include the sports enthusiast, weekend warrior, endurance athlete, marathoner, serious bodybuilder, as well as those seeking to maintain a healthy fitness level. We offer approximately 2,000 SKUs in sports nutrition.

Specialty Supplements

Specialty supplements help supply higher levels of nutrients than diet alone can provide, help individuals stay healthy, and support specific conditions and life stages such as childhood, pregnancy, menopause and aging. Categories of specialty supplements include omega fatty acids, probiotics and condition specific formulas. Certain specialty supplements, such as organic greens, psyllium fiber and soy proteins, provide added support during various life stages. Folic acid is specifically useful during pregnancy. Super antioxidants, such as coenzyme Q-10, grapeseed extract and pycnogenol, address specific conditions. High ORAC (oxygen radical absorptive capacity) fruit concentrates such as; gogi, mangosteen, pomegranate and blueberry help prevent oxygen radical damage. Other specialty supplement formulas are targeted to support specific organs, biosystems and body functions. We offer approximately 5,000 SKUs of specialty supplements.

Other

Our “Other” category represents all other product classifications we stock that do not fit within the previously described categories. These products include items such as on the go bars, drinks and snacks, natural beauty and personal care and natural pet food. Our on the go bars, drinks and snacks offer our customers access to an offering of protein, low carb and natural bars, protein, energy and functional beverages and natural snacks. Natural beauty and personal care products offer an alternative to traditional products that often contain synthetic and/or other ingredients that our customers find objectionable. Our customers choose these products over more traditional products because they contain organic and natural ingredients, are free of pesticides or not tested on animals and/or are more closely aligned with the health and wellness goals of our customers. Our natural pet products include nutritionally balanced foods and snacks along with condition specific supplements such as glucosamine for joint health. We offer approximately 5,000 SKUs for our Other category. In Fiscal 2015 and Fiscal 2014, our Other product category includes net merchandise sales to third parties of Nutri-Force of $56.6 million and $40.3 million, respectively.

Delivery Revenue

Delivery revenue represents amounts billed to customers for shipping fees.

Access to New Products

One of the many components of customer satisfaction is the introduction of new products. We identify customer and market trends by listening to our customers, Health Enthusiasts, vendors, contract manufacturers and market influencers. We maintain active partnerships with our vendors to stay on top of their product offerings and to bring new products to our customers quickly. In addition, we have a knowledgeable team in-house who focuses on bringing new Vitamin Shoppe branded products to our offering. Each year we launch many new products under our own brands, including the launch in Fiscal 2015 of approximately 75 new products. These include new product expansions into sustained release proteins and flavor expansions in our whey isolate products in our BodyTech® brand. We continued to expand our plnt® brand with the addition of key items such as plant proteins, liquid coconut oil and meal replacements. We also launched new Carnitine Plus products under our Betancourt brand.

Manufacturing

Through Nutri-Force, we provide custom manufacturing and private labeling of VMS products and develop and market our own branded products for both sales to third parties and for the VSI product assortment. Our manufacturing operations, which are located in Miami Lakes, Florida, produce tablets, capsules, soft-gels and powders. By operating our own manufacturing facilities, we believe we have the ability to better control the production and timing of new product introductions, control costs, maintain high standards of product quality and enhance profitability.

Suppliers and Inventory

The Company had two suppliers from whom we purchased at least 5% of our merchandise during Fiscal 2015 and one supplier from whom we purchased at least 5% of our merchandise during Fiscal 2014 and Fiscal 2013. We purchased approximately 17% of our total merchandise from these suppliers during Fiscal 2015 and approximately 12% during Fiscal 2014 and 10% during Fiscal 2013.

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

Warehouse and Distribution

We operate our supply chain primarily from three Company operated distribution center facilities. The Company operates distribution centers in North Bergen, New Jersey, Ashland, Virginia and Seattle, Washington. By operating our own facilities we gain greater control over operations and costs. Our products manufactured by Nutri-Force are warehoused and distributed through its Miami Lakes, Florida facilities. We expect to close the Seattle, Washington distribution center in Fiscal 2016.

In Fiscal 2015, the Company began implementation of a new warehouse management system application (“WMS”) at its Ashland, Virginia distribution center in order to realize further productivity improvements and functionality. Implementation of the new WMS is expected to be completed in Fiscal 2016. Additionally, the Company has entered into an agreement with a west coast third-party facility to provide us with warehousing and distribution functions. We began operations with this third-party facility in the fourth quarter of Fiscal 2015. This third-party facility replaces the previous west coast third-party facility which we terminated our relationship with during the first half of Fiscal 2015.

Regulatory and Quality Control

The Food and Drug Administration (“FDA”) is the regulatory authority charged with overseeing the products we offer and the Federal Trade Commission (“FTC”) regulates the advertising of those products.

Our Scientific and Regulatory Affairs (“S&RA”) and Legal departments review all aspects of our Company’s FDA and FTC regulatory processes, ensuring compliance with regulations. We have established processes to review the underlying safety and efficacy of our branded products, including Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare™, Next Step®, Nutri-Force® Sport and Betancourt Nutrition™. These processes include review of the ingredients’ safety information, product formulation, product form, product labeling, the efficacy and claim support for the product and any marketing materials. All consumer communications that deal with product and health issues must be approved by S&RA prior to being disseminated to the public.

We have standard procedures whereby all potential Vitamin Shoppe contract manufacturers are reviewed and approved before they can supply any of our branded products. In addition, all potential new products are evaluated and approved prior to being accepted into our branded product lines.

Our relationships with manufacturers require that all of our branded products, including Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare™, Next Step®, Nutri-Force® Sport and Betancourt Nutrition™, not be adulterated or misbranded under any provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the regulations promulgated thereunder. This includes, but is not limited to, compliance with applicable Current Good Manufacturing Practices (“cGMP”). This means that ingredients in our products must be tested for identity, purity, quality, strength, and composition before being incorporated into our branded products, and that our final branded products must again be tested for identity, purity, quality, strength, and composition prior to being released. All of these products require a certificate of analysis, which includes certification to 100% of label claim.

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

Third party vendors, are also subject to a standard review, must comply with our vendor purchase agreement and are required to carry adequate insurance policies to satisfy our standards. Each new product proposed to be carried by us is reviewed by our S&RA department. They reject those products that they believe may present undue risk or be unsafe.

Healthy Awards Program

Our Healthy Awards Program, which we established over 15 years ago, encourages our customers to make repeat purchases and enables us to enhance customer loyalty. The program is open to Vitamin Shoppe customers and is free of charge to join. Members of the program earn one point for every dollar they spend, starting with the first purchase upon joining the program. Beginning in Fiscal 2016, the Company implemented enhancements to the program, including the issuance of credit certificates on a quarterly basis compared with annual issuances under the previous program. We enrolled approximately 1.9 million new members in Fiscal 2015. The number of active members between retail and online shoppers was approximately 5.9 million as of December 26, 2015. An active member is a customer that has purchased an item within the last twelve months.

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

We promote our own branded products, including Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare™ , Next Step®, Nutri-Force® Sport and Betancourt Nutrition™ through our retail channel by placing the products in strategic and highly visible locations in our stores.

Competition

The U.S. nutritional supplements retail industry is highly competitive and fragmented. Competition is based primarily on quality, product assortment, price, customer service, convenience, marketing support and availability of new products. We compete with publicly and privately owned companies with broad geographical market coverage and product categories. We compete with other specialty and mass market retailers, including Vitamin World®, GNC®, Whole Foods®, Natural Grocers®, Sprouts Farmers Market®, Costco® and Wal-Mart®, drugstore chains including Rite-Aid®, CVS® and Walgreens®, internet and mail order companies, including Amazon.com®, Puritan’s Pride®, Vitacost.com®, Bodybuilding.com®, Doctors Trust®, Swanson® and iHerb®, in addition to a variety of independent health and vitamin stores and e-commerce outlets.

Insurance and Risk Management

We purchase insurance to partially offset standard risks in our industry, including policies to cover products liability, travel liability, auto liability and other casualty and property risks. We are self-insured and utilize high deductible programs for certain losses related to our employee medical benefits, workers’ compensation and general liability, although we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Our insurance rates are based on our safety record, claims experience and trends in the insurance industry.

We face an inherent risk of exposure to product liability claims if, among other things, the use of our products results in injury. With respect to product liability coverage, we carry insurance coverage typical of our industry and product lines. Our coverage involves self-insured retentions with primary and excess liability coverage above the retention amount. We have the ability to refer certain claims to our contract manufacturers, third-party vendors and their respective insurers to pay the costs associated with any claims arising from those contract manufacturers’ or third-party vendors’ products. Our insurance covers claims that are not adequately covered by a contract manufacturer’s or third-party vendor’s insurance and provides for excess secondary coverage above the limits provided by our contract manufacturers or third-party vendors. We believe we have obtained a prudent amount of insurance for the insurable risks associated with our business. Our experience is that our insurance costs have increased in the past, and may increase in the future.

Tradenames and Other Intellectual Property

We believe trademark protection is particularly important to the maintenance of the recognized proprietary brand names under which we market our products. We own trademarks or trade names that we use in conjunction with the sale of our products, including the Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare™ , Next Step®, Nutri-Force® Sport and Betancourt Nutrition™ brand names. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods including trademark and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. The carrying value of our trademarks and brands, which are primarily indefinite lived intangible assets, was $79.5 million at December 26, 2015 and $80.6 million at December 27, 2014.

Sales from International Sources

For each of the last three years, less than 1.0% of our sales have been derived from international sources.

Employees

As of December 26, 2015, we had a total of 4,255 full-time and 1,431 part-time employees, of whom 4,477 were employed in our retail channel and 1,209 were employed in corporate, manufacturing, distribution and direct channel support functions. None of our employees belong to a union or are a party to any collective bargaining or similar agreement except for certain employees at one of our Seattle based stores, who are members of the United Food & Commercial Workers Local No. 367. We consider our relationships with our employees to be good.

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

Government Regulation

The formulation, manufacturing, processing, labeling, packaging, advertising and distribution of our products are subject to regulation by various federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the U.S. Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”). These activities are also regulated by various agencies of the states and localities in which our products are sold. The FDA, under the Federal Food, Drug, and Cosmetic Act (“FDCA”) regulates the processing, formulation, safety, manufacture, packaging, labeling and distribution of dietary supplements (including vitamins, minerals, and herbs) and cosmetics. The FTC regulates the advertising of these products.

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) amended the FDCA to establish a new framework governing the composition, safety, labeling and marketing of dietary supplements. “Dietary supplements” are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. New dietary ingredients (i.e., not marketed in the U.S. prior to October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may want to market, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients. In 2011, the FDA issued draft guidance regarding new dietary ingredient notifications, including the scope of the notification requirement and the content of such notifications. While the draft guidance is not enforceable, it may be deemed to represent the FDA’s current point of view. FDA has announced its intention to issue revised draft guidance in 2016. Should the FDA enforce the draft guidance as currently written, it would have a negative effect on the innovation and continued marketing of dietary supplements. There is no certainty that the FDA will accept any particular evidence of safety for any new dietary ingredient. The FDA’s refusal to accept such evidence could prevent the marketing of those dietary ingredients.

DSHEA permits “statements of nutritional support” to be included in labeling for dietary supplements without premarket FDA approval. Such statements must be submitted to the FDA within 30 days of first use in marketing and must be accompanied by a label disclosure that “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.” Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. Any statement of nutritional support we make in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA were to determine that a particular statement of nutritional support was an unacceptable drug claim or an unauthorized version of a health claim about disease risk reduction for a food product, or if the FDA were to determine that a particular claim was not adequately supported by existing scientific data or was false or misleading, we would be prevented from using that claim. In addition, the FDA deems internet materials as labeling; therefore, our internet materials must comply with FDA requirements and could be the subject of regulatory action by the FDA, or by the FTC if that agency, reviewing the materials as advertising, considers the materials false and misleading.

DSHEA provides that so-called “third-party literature,” such as a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not “promote” a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any dissemination could subject our product to regulatory action as an illegal drug.

In June 2007, the FDA published current Good Manufacturing Practice (“cGMP”) regulations that govern the manufacturing, packing and holding of dietary ingredients and dietary supplements. cGMP regulations require dietary supplements to be prepared, packaged and held in compliance with strict rules, and require quality control provisions similar to those in the cGMP regulations for drugs. The FDA could inspect one of our facilities or those of one of our contract manufacturers and determine that the facility was not in compliance with these regulations, and cause affected products made or held in the facility to be subject to FDA enforcement actions. We believe our manufacturing and distribution facilities and practices comply with these rules. In addition, as is common practice in the industry, we rely on our third-party contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory requirements and seek representations and warranties in our agreements with these contract manufacturers confirming such compliance.

The FDA has broad authority to enforce the provisions of the FDCA applicable to foods, dietary supplements, and cosmetics, including powers to issue a public warning letter to a company, to publicize information about illegal products, to request a recall of illegal products from the market, and to request the United States Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U. S. courts.

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

We are also subject to regulation under various state and local laws that include provisions governing, among other things, the registration, formulation, manufacturing, packaging, labeling, advertising and distribution of foods, dietary supplements and cosmetics. In addition, in the future, we may become subject to additional laws or regulations administered by the FDA or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. In the future, we believe the dietary supplement industry will likely face increased scrutiny from federal and state regulatory authorities. It is difficult to predict the effect future laws, regulations, repeals or interpretations will have on our business. However, such changes in the regulatory landscape could require the reformulation of certain products, recalls or discontinuance of certain products, additional administrative requirements, revised or additional labeling, increased scientific substantiation or other new requirements. Any such changes could have a material adverse effect on our business or financial performance.

Corporate Information

We were incorporated in Delaware on September 27, 2002. Our principal executive offices are located at 300 Harmon Meadow Blvd., Secaucus, New Jersey 07094.

Item 1A.	Risk Factors

You should carefully consider the following factors, in addition to other information in this Annual Report on Form 10-K, in evaluating our Company and our business.

Risks Related to Our Business and Industry

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

We continue to explore new strategic initiatives, including our reinvention strategy, but we may not be able to successfully execute on, or realize the expected benefits from the implementation of, our strategic initiatives, and our pursuit of new strategic initiatives may pose significant costs and risks.

In Fiscal 2015, we began development of our reinvention strategy to refocus our business on market-based opportunities for stronger growth. As part of our reinvention strategy, we are comprehensively reviewing our customer experience. Our reinvention strategy may include initiatives to optimize product assortment, integration of technology and e-commerce, changes to the layout and design of our retail stores, and improvements in service levels provided by our Health Enthusiasts. We will implement our reinvention strategy throughout Fiscal 2016 and beyond. Our strategic initiatives are also focused on, among other things, developing a presence in new international markets through franchise, wholesale and retail distribution opportunities, developing new products, and evaluating acquisitions and joint ventures. Our future operating results are dependent, in part, on our management’s success in implementing the reinvention strategy and other strategic initiatives, and as a result could divert management’s attention from our existing business as management focuses on developing the initiative and related operations. Also, our short-term operating results could be unfavorably impacted by the opportunity and financial costs associated with the implementation of our strategic plans, such as consulting fees incurred in connection with the reinvention strategy, and we might not realize the benefits from such strategies. In addition, we may not be successful in achieving the intended objectives of the reinvention strategy and other strategic initiatives in a timely manner or at all.

We may experience product recalls, withdrawals or seizures, which could materially and adversely affect our business, financial condition and results of operations.

We may be subject to product recalls, withdrawals or seizures if any of the products we sell or the products that we manufacture for third parties is believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacturing, labeling, promotion, sale or distribution of those products. A significant recall, withdrawal or seizure of any of the products we manufacture or sell may require significant management attention, would likely result in substantial and unexpected costs and may materially and adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products may adversely affect consumer confidence in our brands and thus decrease consumer demand for our products. As is common in the VMS industry, except with respect to the products that we manufacture at our manufacturing facility, we rely on our contract manufacturers and suppliers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek representations and warranties, indemnification and/or insurance from our contract manufacturers and suppliers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of those products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations.

Disruptions at our or our contract manufacturers’ manufacturing facilities or loss of our or their manufacturing certifications could materially and adversely affect our business, financial condition, results of operations and customer relationships.

Our private-label brands merchandise accounted for approximately 20% of our net sales in Fiscal 2015. Any significant disruption in a contract manufacturers’ manufacturing facilities for any reason, including regulatory requirements, an FDA determination that the facility is not in compliance with the cGMP regulations, the loss of certifications, power interruptions, destruction of or damage to facilities, terrorist attacks, civil unrest, war or the perceived threat thereof, fires, hurricanes and other natural disasters could disrupt our contract manufacturers’ ability to manufacture products for the Vitamin Shoppe assortment as well as disrupt our ability to manufacture products for our contract manufacturing customers and our own branded products. Any such disruption could have a material adverse effect on our business, financial condition and results of operations. While we do not believe it would be difficult to source our products from other contract manufacturers, a transition period would be required in order to source our own branded products from other contract manufacturers.

Although we expect that our acquisition of Nutri-Force will result in benefits to our business, we may not realize those benefits because of integration difficulties and other challenges.

The success of our acquisition of Nutri-Force will depend in large part on the ability of our management to realize the anticipated benefits from the acquisition of Nutri-Force. To realize these anticipated benefits, the businesses of Nutri-Force must be successfully integrated with the Company. Management may face challenges in consolidating the functions of the Company and Nutri-Force, integrating the technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at the two companies, and retaining key management, employees and customer relationships of Nutri-Force. If integration is not successful, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. The integration may also be time consuming and require substantial resources and effort. In addition, there can be no assurance that the transition of business from our existing contract manufacturers to Nutri-Force will be seamless and, oftentimes, this type of transition results in significant operational challenges that can cause financial difficulties. The integration process and other disruptions resulting from the acquisition may disrupt our ongoing businesses or adversely affect relationships with employees, regulators and others with whom we have business or dealings.

Since the acquisition, Nutri-Force has experienced disruption in its ability to optimize production capacity and correspondingly has experienced lower service levels to customers. We have taken steps to improve the operations at Nutri-Force, including the hiring of new leadership and the engagement of third-party manufacturing consultants to implement and improve manufacturing processes. The Company believes this disruption should not impact the long-term opportunity from the Nutri-Force acquisition. However, should financial performance deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows may be insufficient to support the carrying value of goodwill and intangibles assigned to Nutri-Force, which may result in impairment charges which could have an adverse impact on our results of operations and financial position.

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

In addition, if we are no longer able to obtain products from one or more of our suppliers on terms reasonable to us or at all, our ability to perform under contracts with third parties for whom we manufacture products and our customer relationships could be materially and adversely affected. Events such as terrorist attacks, civil unrest or war, or the perceived threat thereof, may also have a significant adverse effect on raw material availability essential to the manufacturing of our products which could have a material adverse effect on our business, financial condition and results of operations.

The cost of construction materials we use to build and remodel our stores is also subject to significant price volatility based on market and economic conditions. Higher construction material prices would increase the capital expenditures needed to construct a new store or remodel an existing store and could increase the rent payable by the Company under its leases.

We currently rely primarily on two warehouse and distribution facilities to distribute most of the products we sell. Disruptions to these warehouse and distribution facilities could adversely affect our business.

Our primary warehouse and distribution operations are currently concentrated in two locations; in North Bergen, New Jersey and in Ashland, Virginia. Although we added a west coast third-part logistics provider to our operations during 2015 (which replaced our previous west coast third-party logistics provider) to service certain stores on the west coast and in Texas, any significant disruption to our two primary distribution centers operations for any reason, such as a flood, fire or hurricane, could adversely affect our product distributions and sales until we are able to secure an alternative distribution method. Unexpected delays in deliveries or increases in transportation costs (including through increased fuel costs) could significantly decrease our sales and operating results. In addition, labor shortages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business.

Failure to increase the utilization of our supply chain network could have a material adverse effect on our business.

If we fail to increase the utilization of our supply chain network and expand functionality of our information technology systems, we could experience increased costs associated with diminished productivity and operating inefficiencies related to the flow of goods through our supply chain, which could have a material adverse effect on our financial results.

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

We continue to pursue new store growth. Since the beginning of Fiscal 2013, we have opened 163 new stores and acquired 31 stores, expanding our presence in our existing markets as well as entering new markets. Historically, our new stores have reached sales that are consistent with our mature stores over the course of approximately four to five years. Our new stores opened since the beginning of Fiscal 2013 average approximately 2,900 square feet compared to the average of our total store portfolio of approximately 3,500 square feet. Existing stores, or any new stores we open in the future, may not achieve sales and operating levels consistent with our historical results. In addition, customer migration from retail stores to e-commerce may also reduce store potential. The failure of our existing stores and new stores to achieve sales and operating levels consistent with our historical results could have a material adverse effect on our financial condition and operating results. As of December 26, 2015, we leased 758 stores along with our corporate headquarters, additional office space and manufacturing and distribution facilities. The store leases are generally for a term of ten years and we have options to extend most leases for a minimum of five years. Our business, financial condition, and operating results could be materially and adversely affected if we are unable to continue to negotiate acceptable lease and renewal terms.

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

Some of our new stores may be located in areas where we have little or no presence or brand awareness. Those markets may have different competitive conditions, market conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new stores to be less successful than stores in our existing markets. Alternatively, many of our new stores will be located in areas where we have existing stores. Although we have experience in these markets, increasing the number of locations in these markets may result in inadvertent over-saturation of markets and temporarily or permanently divert customers and sales from our existing stores, thereby adversely affecting our overall financial performance.

We operate in a highly competitive industry and our failure to compete effectively could materially and adversely affect our sales and growth prospects.

The U.S. nutritional supplements retail industry is a large and highly fragmented industry. We compete primarily against other specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations and e-commerce companies. This market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. As certain products become more mainstream, with broader distribution, we experience increased competition for those products. For example, as the trend in favor of low carb products developed, we experienced increased competition for our low carb products from supermarkets, drug stores, mass merchants and other food companies. Increased competition from companies that distribute through retail, e-commerce or wholesale channels could have a material adverse effect on our financial condition and results of operations. Certain of our competitors may have significantly greater financial, technical and marketing resources than we do. In addition, our competitors may be more effective and efficient in introducing new products. Furthermore, if we fail to increase the utilization of our supply chain network, fail to maximize the efficiency of our ship direct to customers strategy, or fail to provide our customers with an attractive omni-channel experience, our business and results of operations could be materially and adversely affected. We may not be able to compete effectively, and any of the factors listed above may cause price reductions, reduced margins and losses of our market share.

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

Our inability to attract, train and retain highly qualified Health Enthusiasts could adversely impact our business, financial condition and results of operations.

Our success depends on the continued contributions of our Health Enthusiasts, and the loss of these contributions could have a material adverse effect on our business. We must attract, train and retain a large and growing number of qualified Health Enthusiasts, while controlling related labor costs and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous external factors, including regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these Health Enthusiasts and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain qualified Health Enthusiasts in the future, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to protect our brand names, competitors may adopt tradenames that dilute the value of our brand names.

We may be unable or unwilling to strictly enforce our tradenames in each jurisdiction in which we do business. In addition, because of the differences in foreign trademark laws concerning proprietary rights, our trademarks may not receive the same degree of protection in foreign countries as they do in the U.S. Also, we may not always be able to successfully enforce our trademarks against competitors or against challenges by others. Our failure to successfully protect our trademarks could diminish the value and efficacy of our past and future marketing efforts, and could cause customer confusion, which could, in turn, materially and adversely affect our sales and profitability.

Disruptions in our information systems could damage our reputation, be expensive to remedy and have a material adverse effect on our business and results of operations.

We rely extensively on information systems for point-of-sale processing in our stores, our e-commerce business, supply chain, manufacturing operations, financial reporting, human resources and various other processes and transactions. Our information systems, including those provided and maintained by third-party service providers, are subject to damage or interruption from power outages or other types of damage, including those due to computer and telecommunications failures, natural events including hurricanes, fires, floods, earthquakes, tornadoes, high winds and other severe weather, and from events caused by humans, including computer viruses, physical or electronic break-ins and acts of war or terrorism. Any of these events could cause system interruptions, delays and loss of critical data, and could prevent us from accepting and fulfilling customer orders, process and receive shipments of products, process financial and credit card transactions and providing services, which could make our product offerings less attractive and subject us to liability as well as result in lost customer confidence. Additionally, changes in technology could cause our information systems to become obsolete and it may be necessary to incur additional costs to upgrade such systems, and if our information systems prove inadequate to handle our growth, we could lose customers, which could have a material adverse effect on our business, financial condition and results of operations. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage to compensate for any related losses. Any of these events could damage our reputation, be expensive to remedy and have a material adverse effect on our business and results of operations.

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

Credit card companies have mandated new technology in order to process chip enabled credit card transactions and that such technology be implemented as of October 2015. The Company is actively working to deploy this technology. Since the new technology has not been fully deployed, the Company may bear liability for certain fraudulent transactions which could adversely affect our business, financial condition and results of operations.

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

We have significant lease obligations, which may require us to continue paying rent for store locations that we no longer operate.

Our stores are leased. We are subject to risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all and may not be able to find replacement locations that will provide for the same success as current store locations. Of the current leases for our stores, 36 expire in Fiscal 2016, 58 expire in Fiscal 2017, 99 expire in Fiscal 2018, 104 expire in Fiscal 2019, 95 expire in Fiscal 2020 and the balance expire in Fiscal 2021 or thereafter.

Our international operations may result in additional market risks, which may harm our business.

As of December 26, 2015, we had 4 international franchise stores in Panama and 1 in Guatemala, and also distribute products to other countries and manufacture products for third parties in other countries. In addition, if the opportunity arises, we may expand our operations into new and high-growth international markets. However, we are subject to risks associated with international operations, including but not limited to: (i) fluctuations in currency exchange rates; (ii) changes in international staffing and employment issues; (iii) tariff and other trade barriers; (iv) greater difficulty in using and enforcing our intellectual property rights; (v) failure to understand the local culture and market; (vi) inconsistent product regulation or sudden policy changes by foreign agencies or governments; (vii) compliance with U.S. laws applicable to international operations, including the Foreign Corrupt Practices Act and regulations promulgated by the Office of Foreign Asset Control; (viii) compliance with foreign laws, including tax laws and financial accounting standards; and (ix) political and economic instability and developments. Any of these risks could have a material adverse effect on our international operations and our growth strategy.

In addition, there is no assurance that we will expand our operations in new international markets. To expand our operations into new international markets, we may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions to acquire other businesses or products to expand our products or take advantage of new developments and potential changes in the industry. Our lack of experience operating in new international markets and our lack of familiarity with local economic, political and regulatory systems could prevent us from achieving the results that we expect on our anticipated time frame or at all. If we are unsuccessful in expanding into new or high-growth international markets, it could adversely affect our operating results and financial condition.

Legal and Regulatory Risks

We may incur material product liability claims, which could increase our costs and adversely affect our reputation with our customers, which in turn could materially adversely affect our business, financial condition and results of operations.

As a retailer, direct marketer and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products or the products that we manufacture for third parties is alleged to have resulted in injury or to include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. Most of our products and the products that we manufacture for third parties are vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the U. S. Our products or the products that we manufacture for third parties could contain contaminated substances, and some of our products and the products that we manufacture for third parties contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, third-party manufacturers produce many of the products we sell. We rely on these manufacturers to ensure the integrity of their ingredients and formulations. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. While we attempt to manage these risks by obtaining indemnification agreements from the manufacturers of products that we sell (other than our own branded products) and insurance, third parties may not satisfy their indemnification obligations to us and/or our insurance policies may not be sufficient or available. A product liability claim against us, whether with respect to products of a third party that we sell, our branded products or products that we manufacture for third parties, could result in increased costs and could adversely affect our reputation with our customers, which in turn could materially adversely affect our business, financial condition and results of operations.

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

The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products and the products that we manufacture for third parties are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the USDA and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products and the products that we manufacture for third parties are sold. Regulations may prevent or delay the introduction, or require the reformulation, of our products or the products that we manufacture for third parties, which could result in lost sales and increased costs to us. A regulatory agency may not accept the evidence of safety for any new ingredients that we may want to market, may determine that a particular product or product ingredient presents an unacceptable health risk, may determine that a particular statement of nutritional support on our products or that parties use on the products we manufacture for them, or that we want to use on our products or that third parties want to use on the products we manufacture for them, is an unacceptable drug claim or an unauthorized version of a food “health claim.” A regulatory agency may determine that particular claims are not adequately supported by available scientific evidence. Any such regulatory determination would prevent us or third parties, as applicable, from marketing particular products or using certain statements on those products, or force us to recall a particular product, which could adversely affect our sales of those products

We are subject to environmental, health and safety laws and regulations, which could subject us to liabilities, increase our costs or restrict our operations in the future.

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

Congress and/or regulatory agencies may impose additional laws or regulations or change current laws or regulations, and state attorneys general may increase enforcement of existing or new laws, and compliance with new or changed governmental regulations, or any state attorney proceeding, could increase our costs significantly and materially and adversely affect our business, financial condition and results of operations.

From time to time, Congress, the FDA, the FTC, or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable to us or impose more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect that additional governmental regulation, when and if it occurs, would have on our business in the future. Those developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products (including products that we sell and products that we manufacture for third parties) not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any developments of this nature could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations.

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

Our failure to comply with FTC regulations could result in substantial monetary penalties and could adversely affect our operating results.

The FTC exercises jurisdiction over the advertising of dietary supplements and has instituted numerous enforcement actions against dietary supplement companies, including us, for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. Failure by us to comply with applicable regulations could result in substantial monetary penalties, which could have a material adverse effect on our financial condition or results of operations.

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

The accounting method for our convertible debt securities that may be settled in cash could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20.

Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (including our Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the Company’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results and the trading price of our common stock.

In addition, under certain circumstances, convertible debt instruments (including the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.

Risks Related to our Capital Structure

Our debt, and potential future additional indebtedness, could adversely affect our results of operations and financial condition and otherwise adversely impact our operating income and growth prospects.

As of December 26, 2015, our total consolidated indebtedness was $123.5 million, consisting of borrowings under our Convertible Senior Notes and our credit facility.

Our current and potential future debt financing could:

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

Restrictions in the agreements governing our existing and future indebtedness may prevent us from taking actions that we believe would be in the best interest of our business.

The agreements governing our existing indebtedness contain, and the agreements governing our future indebtedness will likely contain, customary restrictions on us or our subsidiaries, including covenants that restrict us or our subsidiaries, as the case may be, from incurring additional indebtedness, granting liens on our assets, making investments, consolidating or merging with another business, selling or otherwise disposing of our assets, paying dividends and entering into transactions with our affiliates.

Our ability to comply with these covenants and other provisions of our Revolving Credit Facility may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our debt, which could cause those and other obligations to become immediately due and payable. In addition, these restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

Our ability to continue to access credit on the terms previously obtained for the funding of our operations and capital projects may be limited due to changes in credit markets.

In the past, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. The Revolving Credit Facility matures in 2018, and the Convertible Notes mature in 2020. If we cannot renew or refinance this facility and our notes upon their maturities or, more generally, obtain funding when needed, in each case on acceptable terms, we may be unable to continue our current rate of growth and store expansion, which may have an adverse effect on our revenues and results of operations.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in Revolving Credit Facility. We will not be restricted under the terms of the indenture governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Convertible Notes. Our Revolving Credit Facility restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

In December 2015, we issued $143.8 million of 2.25% Convertible Senior Notes due 2020, which could dilute our existing stockholders’ equity and lower our reported earnings per share.

We issued $143.8 million of indebtedness in December 2015 in the form of 2.25% Convertible Senior Notes due 2020. The issuance of the Convertible Notes substantially increased our principal payment obligations. The holders of the Convertible Notes are entitled to convert the Convertible Notes into shares of our common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.

In addition, in the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The convertible notes hedge and warrant transactions we entered into in connection with the issuance of the Convertible Notes may affect the value of the Convertible Notes and our common stock.

In connection with the pricing of the Convertible Notes, we entered into convertible note hedge transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be. We also entered into warrant transactions with the option counterparties. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants.

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of the Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes, which could affect the noteholders’ ability to convert the Convertible Notes and, to the extent the activity occurs during any observation period related to a conversion of the Convertible Notes, it could affect the number of shares and value of the consideration that the holders will receive upon conversion of the Convertible Notes.

In addition, if any such convertible note hedge and warrant transactions fail to become effective, the option counterparties may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock and the value of the Convertible Notes.

Hedging instruments often involve counterparty risks.

We will be subject to risk with respect to our counterparties to the convertible notes hedge transactions. Counterparty risk is the risk that the other party in a derivative transaction will not fulfill its contractual obligation. Changes in the credit quality of our counterparties with respect to their derivative transactions may affect the value of those instruments. By entering into derivatives, we assume the risk that these counterparties could experience financial hardships that could call into question their continued ability to perform their obligations.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, it is likely to result in a default under such derivative contract, unless such default is cured. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits, leaving us with unsecured exposure and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure our shareholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Furthermore, upon the bankruptcy of a counterparty, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and these claims are unsecured, we will be treated as general creditors of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances and the enforceability of agreements for hedging transactions may depend on compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements.

Our failure to meet market expectations could adversely affect the market price and volatility of our stock.

We believe that the price of our stock generally reflects market expectations for our future operating results. Any failure to meet, or delay in meeting, these expectations, including our comparable store sales growth rates, gross margin, earnings and earnings per share or new store openings, could cause the market price of our stock to decline, as could changes in our stock repurchase policies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 26, 2015, there were 758 Vitamin Shoppe, Super Supplements and Vitapath retail stores open in the United States, Puerto Rico and Ontario, Canada. See “Item 1—Business—Store Counts and Locations” for additional information on the growth in our network of stores for Fiscal 2011 through 2015 and the location of our stores as of December 26, 2015. As of December 26, 2015, we leased the property for all of our stores. We do not believe that any individual store property is material to our financial condition or results of operation, however, more highly populated geographic areas may have a higher concentration of store locations. Of the leases for our stores as of December 26, 2015, 36 expire in Fiscal 2016, 58 expire in Fiscal 2017, 99 expire in Fiscal 2018, 104 expire in Fiscal 2019, 95 expire in Fiscal 2020 and the balance expire in Fiscal 2021 or thereafter. We have options to extend most of these leases for a minimum of five years.

Our leased properties also include the following:

Location	Description	Square Footage	Lease Termination Year	Renewal Options
North Bergen, New Jersey	Warehouse, Distribution Center and Corporate Offices	230,000	2017	One Five-Year Renewal Option

Ashland, Virginia	Warehousing and Distribution Center	312,000	2028	Three Five-Year Renewal Options

Secaucus, New Jersey	Corporate Headquarters	56,000	2029	Two Five-Year Renewal Options

Seattle, Washington	Warehousing and Distribution Center	60,000	2017	Two Five-Year Renewal Options

Miami Lakes, Florida	Manufacturing Facilities	212,000	2016 and 2018	Three Five-Year Renewal Options

The Company intends to close its three stores in Ontario, Canada at the end of the first quarter of Fiscal 2016. In addition, we expect to close the Seattle, Washington distribution center in Fiscal 2016.

Additionally, the Company has entered into an agreement with a west coast third-party facility to provide us with warehousing and distribution functions. We began operations with this third-party facility in the fourth quarter of Fiscal 2015.

We believe that all of our current facilities are in good condition.

Item 3.	Legal Proceedings

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. As of December 26, 2015, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since October 28, 2009, our common stock has been traded on the New York Stock Exchange (“NYSE”) under the trading symbol “VSI”. At December 26, 2015, there were 25,873,581 common shares outstanding, and the closing sale price of our common stock was $33.51. Also as of that date, we had approximately 183 common shareholders of record. The table below sets forth the high and low sale prices of our common stock for the periods indicated:

Fiscal period	High	Low
2015 Quarter ended:
March	$48.85	$39.64
June	44.54	37.57
September	38.87	32.73
December	34.41	26.57

2014 Quarter ended:
March	$52.47	$40.57
June	49.83	40.42
September	46.78	36.90
December	49.04	40.35

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of shares of common stock during the quarter ended December 26, 2015:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
September 27, 2015 through October 24, 2015	—	$—	—	$104,221
October 25, 2015 through November 21, 2015	201,717	$31.00	201,637	$97,970
November 22, 2015 through December 26, 2015	3,057,823	$33.33	3,056,740	$96,078

Totals	3,259,540		3,258,377

(1)	Includes 1,163 shares withheld to cover required tax payments on behalf of employees as their restricted shares vest.
(2)	On August 5, 2014, May 6, 2015 and November 23, 2015, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time over three year periods ending on August 4, 2017, May 5, 2018 and November 22, 2018, respectively.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on the Company’s common stock with the Russell 2000 Index (RUT), S&P Retail Index (SPXRT) and the NYSE Composite Index (NYA) for the five year period from December 25, 2010 through December 26, 2015. The graph assumes an investment of $100 made at the closing of trading on December 23, 2010, in (i) the Company’s common stock, (ii) the stocks comprising the RUT, (iii) the stocks comprising the SPXRT and (iv) the stocks comprising the NYA. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on those securities during the applicable time period.

	12/25/2010	12/31/2011	12/29/2012	12/28/2013	12/27/2014	12/26/2015
Vitamin Shoppe, Inc.	100.00	118.20	165.92	152.46	139.80	99.32
Russell 2000 Index	100.00	93.91	105.47	147.17	154.03	146.36
S&P Retail Index	100.00	102.22	124.95	182.52	200.64	250.37
NYSE Composite Index	100.00	94.34	104.93	130.63	138.61	129.44

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

Share Repurchase Programs

On August 5, 2014, May 6, 2015 and November 23, 2015, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time over three year periods ending on August 4, 2017, May 5, 2018 and November 22, 2018, respectively. As of December 26, 2015, 5,511,769 shares have been repurchased for a total of $203.9 million. The shares were retired upon repurchase. For additional information, refer to Note 11., “Share Repurchase Program”, to our consolidated financial statements included in this Annual Report on Form 10-K.

Dividends

We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

We have derived the selected financial data presented below from our consolidated financial statements for the Fiscal Years ended December 26, 2015, December 27, 2014, December 28, 2013, December 29, 2012 and December 31, 2011. Financial results for all fiscal years presented are based on a 52-week period, with the exception of financial results for the Fiscal Year ended December 31, 2011 which are based on a 53-week period, unless otherwise stated. The selected financial data for the Fiscal Years ended December 26, 2015, December 27, 2014 and December 28, 2013 presented below, should be read in conjunction with such consolidated financial statements and notes included herein and in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011
	(data presented in thousands, except for share, per share data, number of stores and average store square footage)
Statement of Operations Data:
Net sales	$1,266,549	$1,213,046	$1,087,469	$950,902	$856,586
Cost of goods sold	847,634	808,787	709,823	617,920	563,627

Gross profit	418,915	404,259	377,646	332,982	292,959
Selling, general and administrative expenses	329,922	301,603	267,354	233,610	216,125

Income from operations	88,993	102,656	110,292	99,372	76,834
Loss on extinguishment of debt and other (1)	—	—	—	—	635
Interest expense, net	1,105	495	495	659	2,325

Income before provision for income taxes	87,888	102,161	109,797	98,713	73,874
Provision for income taxes	34,717	40,920	43,251	37,888	29,010

Net income	$53,171	$61,241	$66,546	$60,825	$44,864

Weighted average shares outstanding:
Basic	28,954,804	30,239,183	29,992,620	29,473,711	28,802,103
Diluted	29,203,429	30,664,105	30,541,057	30,110,237	29,556,024
Net income per share:
Basic	$1.84	$2.03	$2.22	$2.06	$1.56
Diluted	$1.82	$2.00	$2.18	$2.02	$1.52

Other Financial Data:
Depreciation and amortization of fixed and intangible assets	$38,495	$34,219	$28,026	$23,076	$20,300
Acquisition and integration related costs (2)	$1,874	$10,242	$4,336	$1,281	$—

Operating Data:
Number of stores at end of period	758	717	659	579	528
Total retail square feet at end of period	2,662	2,568	2,390	2,130	1,969
Average store square footage at end of period	3,511	3,582	3,627	3,679	3,730
Net sales per store (3)	$1,426	$1,453	$1,471	$1,468	$1,451
Comparable store sales growth (4)	0.1%	2.8%	3.5%	8.2%	7.4%
E-commerce sales growth (5)	-0.6%	12.0%	19.4%	16.4%	11.3%

Balance Sheet Data:
Working capital	$157,089	$125,382	$172,341	$153,453	$69,343

Total assets	748,691	722,391	682,064	586,285	487,830
Total debt, including capital lease obligations	123,525	8,195	347	168	956
Stockholders’ equity	475,301	551,934	528,340	447,418	355,803

(1)	For Fiscal 2011, loss on extinguishment of debt includes $0.6 million for the write-off of unamortized deferred financing fees related to the repurchase of the remaining portion of our floating rate notes in February 2011 and $0.1 million for the write-off of unamortized deferred financing fees related to the early termination of our term loan in October 2011.
(2)	For Fiscal 2015, these amounts represent costs incurred related to the integration of Nutri-Force. In Fiscal 2014, these amounts related to acquisition costs of $3.4 million and integration costs of $1.4 million ($0.6 million for Nutri-Force and $0.8 million for Super Supplements), charges to cost of goods sold for the inventory valuation step-up of $4.5 million and the contingent consideration adjustment for the Nutri-Force acquisition of $1.0 million. In Fiscal 2013 and 2012, these amounts represent costs incurred related to the acquisition and integration of Super Supplements.
(3)	Net sales per store are calculated by dividing retail net sales by the number of stores open at the end of the period.
(4)	A new retail store is included in comparable store sales after 410 days of operation, and acquired retail stores from the Super Supplements acquisition are included in comparable store sales after 365 days. For Fiscal 2011, comparable store sales growth is based on a 52-week period.
(5)	E-commerce sales growth is based on a 52-week period. Fiscal 2015, Fiscal 2014 and Fiscal 2013 sales growth includes sales of the acquired Super Supplements e-commerce business.

For additional information on certain costs included in our operating results, refer to Note 17., “Selected Quarterly Financial Information (unaudited)” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

References to “Fiscal” or “Fiscal Year” mean the fifty-two weeks ended December 26, 2015, December 27, 2014 and December 28, 2013 for Fiscal Year 2015, Fiscal Year 2014 and Fiscal Year 2013, respectively.

Overview

We are a multi-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market approximately 800 nationally recognized brands as well as our own brands, which include Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare™ , Next Step®, Nutri-Force® Sport and Betancourt Nutrition™. We believe we offer one of the largest varieties of products among VMS retailers with approximately 7,400 SKUs offered in our typical store and approximately 12,000 additional SKUs available through our e-commerce and other direct sales channels. Our broad product offering enables us to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.

During the second quarter of Fiscal 2015, the Company began development of a strategic plan focused on upgrading our customers’ experience across our retail and e-commerce channels, the “reinvention strategy”. The Company has worked with outside consultants to analyze qualitative and quantitative information relevant to our customers’ experience. The reinvention strategy is focused on upgrading the customer experience to inspire our target customers with changes to our product assortment, opportunities to increase private brands penetration, enhancements to the in-store and digital experience, store layout, as well as changes to improve the effectiveness of our loyalty program. In Fiscal 2015, the Company incurred $2.7 million of professional fees related to the development of the reinvention strategy. The Company expects to incur approximately $10.0 million to $15.0 million of selling, general and administrative costs during Fiscal 2016 in connection with the reinvention strategy, and expects to realize improved financial results from the reinvention strategy beginning in Fiscal 2017.

In an on-going effort to identify efficiencies and stream-line processes, the Company has performed a review of certain business operations. As part of this review, the Company is implementing changes to the product assortment and supply chain operations of Super Supplements to more closely align Super Supplements with current processes and assortments in the Vitamin Shoppe retail stores. As a result, costs of $1.8 million were incurred during the fourth quarter of Fiscal 2015 and $1.8 million are expected to be incurred during the first quarter of Fiscal 2016. Annual cost savings resulting from these actions are estimated to be $1 million to $2 million. In addition, the Company has evaluated its Canadian operations in order to determine whether to continue investments in the Canadian market and has decided to cease operations at the end of the first quarter of Fiscal 2016. As a result, costs of $0.9 million were incurred during the fourth quarter of Fiscal 2015 and $3.7 million are expected to be incurred during the first quarter of Fiscal 2016. The annual cost savings related to ceasing operations in Canada are estimated to be approximately $1.0 million. Costs for these two initiatives include lease liabilities, markdown charges on inventory and employee severance. The Company plans on engaging a consultant in Fiscal 2016 to further identify other efficiencies and cost reduction opportunities.

On December 9, 2015, the Company completed an offering of $143.8 million of its 2.25% Convertible Senior Notes due 2020 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations of the Company. Interest is payable on the Notes on June 1 and December 1 of each year, commencing on June 1, 2016 until their maturity date of December 1, 2020. In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions for which it paid an aggregate $26.4 million. In addition, the Company sold warrants for which it received aggregate proceeds of $13.0 million. The net proceeds from the Convertible Notes of $125.7 million, net of commissions and offering costs of $4.6 million, are being used to repurchase shares of our common stock under the Company’s share repurchase programs. For additional information, refer to Note 8., “Credit Arrangements” and Note 11., “Share Repurchase Programs” to our consolidated financial statements included in this Annual Report on Form 10-K.

On August 5, 2014, May 6, 2015 and November 23, 2015, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time over three year periods ending on August 4, 2017, May 5, 2018 and November 22, 2018, respectively. As of December 26, 2015, 5,511,769 shares have been repurchased for a total of $203.9 million. The shares were retired upon repurchase. For additional information, refer to Note 11., “Share Repurchase Program”, to our consolidated financial statements included in this Annual Report on Form 10-K.

On June 6, 2014, the Company acquired all of the outstanding equity interests of Nutri-Force, a company which provides custom manufacturing and private labeling of vitamins, dietary supplements, nutraceuticals and nutritional supplements, as well as, develops and markets its own branded products. The total purchase price was $86.1 million in cash. For additional information, refer to Note 3., “Acquisitions”, to our consolidated financial statements included in this Annual Report on Form 10-K. During Fiscal 2015, we incurred $1.9 million of integration costs primarily related to professional fees. We do not anticipate incurring additional costs related to the integration of Nutri-Force. In addition, we incurred a $1.4 million charge in Fiscal 2015 to increase the allowance for doubtful accounts for Nutri-Force, related to one wholesale customer that abruptly ceased operations.

On February 14, 2013, the Company acquired substantially all of the assets and assumed certain liabilities of Super Supplements, a specialty retailer of vitamins, minerals, specialty supplements and sports nutrition, including 31 retail locations, a distribution center and an e-commerce business in the Pacific Northwest. The total purchase price was $50.5 million in cash and the assumption of certain liabilities. For additional information, refer to Note 3., “Acquisitions”, to our consolidated financial statements included in this Annual Report on Form 10-K. We do not anticipate incurring significant additional costs related to the integration of Super Supplements, however, we continue to evaluate further integration initiatives.

Trends and Other Factors Affecting Our Business

The Company initiated a reinvention strategy in Fiscal 2015 which includes a comprehensive review of the customer experience. This work is expected to continue into Fiscal 2016. The results of this work include initiatives to optimize the product assortment, integration of technology and e-commerce, the layout and design of the retail store and the service levels provided by the Health Enthusiast. The implementation of these initiatives may require incremental costs or investments to be incurred in Fiscal 2016 and subsequent years.

Our performance is affected by industry trends including, among others, demographic, health and lifestyle preferences, as well as other factors, such as industry media coverage and governmental actions. For example, our industry is subject to potential regulatory activity and other legal matters that could affect the credibility of a given product or category of products. Consumer trends, such as those described in the following paragraph, the overall impact on consumer spending, which may be affected heavily by current economic conditions, and limited product innovation and introductions in the VMS industry can dramatically affect purchasing patterns. Even though our business model allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives, such actions may not offset adverse trends. Additionally, our performance is affected by competitive trends such as the entry of new competitors, changes in promotional strategies or expansion of product assortment by various competitors.

Sales of weight management products are generally more sensitive to consumer trends, such as increased demand for products recommended by the media, resulting in higher volatility than our other products. Due to the volatility of the weight management sector, we typically launch new weight management products on an ongoing basis in response to prevailing market conditions and consumer demands. In Fiscal 2015, weight management product sales declined significantly, whereas Fiscal 2014 weight management sales growth was relatively flat. This change in trend negatively impacted the overall sales growth rate for Fiscal 2015. We expect continued volatility in the demand for weight management products.

In addition to the weight management product lines, we intend to continue our focus in meeting the demands of a rapidly growing health conscious public.

The acquisition of Nutri-Force has affected our operating results. Historically Nutri-Force generates lower margins on its third-party sales than our retail and direct operations. However, as we transition more of the VSI private label assortment to Nutri-Force, we expect an improvement in overall gross margin. Since the acquisition, Nutri-Force has experienced disruption in its ability to optimize production capacity and correspondingly has experienced lower service levels to customers. We have taken steps to improve the operations at Nutri-Force, including the hiring of new leadership and the engagement of third-party manufacturing consultants to implement and improve manufacturing processes. The Company believes this disruption should not impact the long-term opportunity from the Nutri-Force acquisition. However, should financial performance deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows may be insufficient to support the carrying value of goodwill and intangibles assigned to Nutri-Force, which may result in impairment charges.

Our historical results have also been significantly influenced by our new store openings. Since the beginning of Fiscal 2013, we have opened 163 stores, acquired 31 stores and as of December 26, 2015 operate 758 stores located in 45 states, the District of Columbia, Puerto Rico and Ontario, Canada.

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

In Fiscal 2015, the Company has begun implementation of a new warehouse management system application (“WMS”) at its Ashland, Virginia distribution center in order to realize further productivity improvements and functionality. Implementation of the new WMS is expected to be completed in Fiscal 2016. Additionally, the Company has entered into an agreement with a west coast third-party facility (which replaced our previous west coast third-party facility) to provide us with warehousing and distribution functions. We began operations with this third-party facility in the fourth quarter of Fiscal 2015.

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

Revenue Recognition. We recognize revenue upon sale of our products when merchandise is sold “at point of sale” in retail stores or upon delivery to a direct customer. Wholesale revenue is recognized when risk of loss, title and insurable risks have transferred to the customer. All revenue is recognized net of sales returns. In addition, we classify amounts billed to customers that represent shipping fees as sales. To arrive at net sales, gross sales are reduced by deferred sales, customer discounts, actual customer returns, and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. Sales taxes collected from customers are presented on a net basis and as such are excluded from revenue.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method. As applied to inventories, cost means in principle the sum of the applicable expenditures and charges directly or indirectly incurred in bringing the product to its existing condition and location. Finished goods inventory includes costs on freight on internally transferred merchandise, and costs associated with our buying department, distribution facilities, and manufacturing overhead, which are capitalized into inventory and then expensed as merchandise is sold. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from certain of our vendors. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We regularly review our inventory, including when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. In addition, we have established a reserve for estimated inventory shrinkage between physical inventories. Physical inventories and cycle counts are taken on a regular basis, and inventory is adjusted accordingly. For each reporting period, we estimate inventory shrinkage based on a historical trend analysis. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. These estimates require us to make assessments about the future demand for our products in order to identify such inventory items as slow moving, expiring, obsolete or in excess of need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends and competition. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation and rapid changes in demand for new and improved products or services. Inventory reserves were $4.9 million and $3.1 million at December 26, 2015 and December 27, 2014, respectively.

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

Long-Lived Assets. We evaluate long-lived assets, including fixed assets and intangible assets with finite useful lives, periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of our estimated undiscounted future cash flows is less than the asset’s carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future sales and expense growth rates, devaluation and inflation. As such, these estimates may differ from actual cash flows. The Company recognized impairment charges of $1.2 million during Fiscal 2015 on fixed assets related to five of its underperforming retail locations still in use in the Company’s operations and three retail locations in Ontario, Canada which the Company expects to close during the second quarter of Fiscal 2016. The Company recognized impairment charges of $0.4 million during Fiscal 2014 on fixed assets related to three of its underperforming retail locations still in use in the Company’s operations. Impairment charges are included in selling, general and administrative expenses in the consolidated statements of income.

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

In Fiscal 2015, the Company performed a quantitative analysis of its retail, direct and manufacturing reporting units and determined that the fair value of these reporting units was greater than their respective carrying values. As a result, the Company believes the fair values of each of the Company’s reporting units and indefinite-lived tradenames substantially exceeds their respective carrying values, with the exception of the manufacturing reporting unit.

Since the acquisition, Nutri-Force has experienced disruption in its ability to optimize production capacity and correspondingly has experienced lower service levels to customers.

As of the annual testing date, the fair value of the manufacturing reporting unit exceeded the carrying value by approximately 5%. Goodwill for the manufacturing reporting unit is $32.6 million. The assumptions which impact the estimated fair value include management projections, the weighted average cost of capital percentage including the company specific risk premium and the selection of comparable companies. The uncertainty associated with the key assumptions relates primarily to the performance of Nutri-Force in comparison to management projections, which includes improvements in operating efficiencies, the ability to transition additional Vitamin Shoppe branded products and increase sales to third parties.

We have taken steps to improve the operations at Nutri-Force, including the hiring of new leadership and the engagement of third-party manufacturing consultants to implement and improve manufacturing processes. The Company believes the disruption noted above should not impact the long-term opportunity from the Nutri-Force acquisition. However, should financial performance deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows may be insufficient to support the carrying value of goodwill and intangibles assigned to Nutri-Force, which may result in impairment charges.

Deferred Sales. Deferred sales primarily consists of the liability pertaining to our Healthy Awards Program. The Healthy Awards Program allows customers to earn points toward free merchandise based on the volume of purchases. Points are earned each year under the Healthy Awards Program and are redeemable within the first three months of the following year or they expire. We defer sales as points are earned, based on historical redemption data as well as marketing data within the current period, and record a liability for points earned based on the value of points that are expected to be redeemed. The balances for the deferred sales liability were $20.5 million and $22.5 million at December 26, 2015 and December 27, 2014, respectively. A hypothetical 1% increase in the redemption rate would result in an increase of $0.3 million in the deferred sales liability.

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

Interest expense, net includes interest on our revolving credit facility and convertible notes, letters of credit fees, interest on our capital leases, as well as amortization of financing costs, offset with interest income earned from highly liquid investments (investments purchased with an original maturity of three months or less).

Key Performance Indicators and Statistics

We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Net sales	$1,266,549	$1,213,046	$1,087,469
Increase in total comparable net sales (1)	0.0%	3.7%	4.6%
Increase in comparable store net sales	0.1%	2.8%	3.5%
Increase (Decrease) in e-commerce comparable net sales	(0.6%)	11.2%	14.4%
Gross profit as a percent of net sales	33.1%	33.3%	34.7%
Income from operations	$88,993	$102,656	$110,292

(1)	Total comparable net sales are comprised of comparable retail store sales and e-commerce sales.

The following table shows the growth in our network of stores for Fiscal 2015, 2014 and 2013:

	Fiscal Year
	2015	2014	2013
Stores open at beginning of year	717	659	579
Stores opened	50	61	52
Stores acquired	—	—	31
Stores closed	(9)	(3)	(3)

Stores open at end of year	758	717	659

Results of Operations

The information presented below is for the Fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013 and was derived from our audited consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the Fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013 as a percentage of net sales:

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.9%	66.7%	65.3%

Gross profit	33.1%	33.3%	34.7%
Selling, general and administrative expenses	26.0%	24.9%	24.6%

Income from operations	7.0%	8.5%	10.1%
Interest expense, net	0.1%	0.0%	0.0%

Income before provision for income taxes	6.9%	8.4%	10.1%
Provision for income taxes	2.7%	3.4%	4.0%

Net income	4.2%	5.0%	6.1%

Figures may not sum due to rounding.

The results of operations presented for the Fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 are each based on a 52-week period (“Fiscal 2015”, “Fiscal 2014” and “Fiscal 2013”).

Fiscal 2015 Compared to Fiscal 2014

2015 Financial Highlights:

•	Net sales increased 4.4%

•	Total comparable net sales were flat

•	Comparable store net sales increased 0.1%

•	E-commerce sales decreased 0.6%

•	Opened 50 retail stores

•	Issued $143.8 million of Convertible Notes

•	Fully diluted earnings per share of $1.82

Outlook for 2016, management expects on a 53-week basis:

•	Total comparable net sales to be flat to positive low single digits

•	To open approximately 30 new stores

•	Capital expenditures of approximately $40 million

The following tables summarize our results of operations for Fiscal 2015 and Fiscal 2014 (in thousands):

	Fiscal Years Ended
	December 26, 2015	December 27, 2014	$ Change	% Change
Net sales	$1,266,549	$1,213,046	$53,503	4.4%
Cost of goods sold	847,634	808,787	38,847	4.8%

Cost of goods sold as % of net sales	66.9%	66.7%
Gross profit	418,915	404,259	14,656	3.6%
Gross profit as % of net sales	33.1%	33.3%
Selling, general and administrative expenses	329,922	301,603	28,319	9.4%
SG&A expenses as % of net sales	26.0%	24.9%

Income from operations	88,993	102,656	(13,663)	(13.3)%
Income from operations as % of net sales	7.0%	8.5%
Interest expense, net	1,105	495	610	123.2%

Income before provision for income taxes	87,888	102,161	(14,273)	(14.0)%
Provision for income taxes	34,717	40,920	(6,203)	(15.2)%

Net income	$53,171	$61,241	$(8,070)	(13.2)%

The results of Nutri-Force, included in the Company’s results of operations, reflect a full year for Fiscal 2015 and the period from June 6, 2014 through December 27, 2014 for Fiscal 2014.

Net Sales

The increase in net sales was the result of an increase in our total non-comparable net sales of $53.8 million, which includes an increase in Nutri-Force net sales of $16.3 million to third parties. Sales increased $24.0 million in the Other product category (which includes on the go bars, drinks and snacks, as well as natural beauty and personal care products). Sales in the Sports Nutrition category (which includes sports and performance nutrition and weight management products) were relatively flat with the increase in sales of sports and performance nutrition products substantially offset by the decrease in sales of weight management products. In addition, the growth rate in sales of sports and performance nutrition products is below historical trends.

Net sales for our three business segments, as well as a discussion of the changes in each segment’s net sales from the comparable prior year period, are provided below (in thousands):

	Fiscal Years Ended
	December 26, 2015	December 27, 2014	$ Change	% Change
Net Sales:

Retail (a)	$1,081,123	$1,042,054	$39,069	3.7%

Direct (b)	128,825	130,644	(1,819)	(1.4)%
Manufacturing (c)	91,159	48,102	43,057	89.5%

Segment net sales	1,301,107	1,220,800	80,307	6.6%
Elimination of intersegment revenues	(34,558)	(7,754)	(26,804)	345.7%

Total net sales	$1,266,549	$1,213,046	$53,503	4.4%

(a)	The change in retail sales resulted from an increase in non-comparable store sales of $38.5 million and in comparable store sales of $0.6 million, or 0.1%. The increase in comparable store sales was driven by average transaction value substantially offset by a decrease in customer traffic.
(b)	Direct sales declined due to a decrease in catalog sales of $1.0 million and a decrease in e-commerce sales of $0.8 million, or 0.6%.
(c)	Manufacturing sales reflect an increase of $26.8 million in product manufactured for the Vitamin Shoppe assortment and an increase of $16.3 million in product manufactured for third parties.

Cost of Goods Sold

The dollar increase of cost of goods sold was primarily due to an increase in sales. The increase of cost of goods sold as a percentage of net sales was primarily due to 0.5% of deleverage of retail occupancy costs partially offset by 0.2% related to Nutri-Force. Cost of goods sold for Fiscal 2015 includes a $1.3 million charge for the write-off of USPlabs® products which the Company ceased selling and for Fiscal 2014 includes a $4.5 million charge from adjusting Nutri-Force inventory to fair value as part of purchase accounting.

Selling, General and Administrative Expenses

	Fiscal Years Ended
	December 26, 2015	December 27, 2014	$ Change	% Change
SG&A Expenses (in thousands):
Payroll and Benefits (a)	$128,217	$119,499	$8,718	7.3%
Payroll & benefit as % of net sales	10.1%	9.9%
Advertising and Promotion (b)	21,621	19,290	2,331	12.1%
Advertising & promotion as % of net sales	1.7%	1.6%
Other SG&A (c)	180,084	162,814	17,270	10.6%
Other SG&A as % of net sales	14.2%	13.4%

Total SG&A Expenses	$329,922	$301,603	$28,319	9.4%

(a)	Payroll and benefits increased primarily due to the increase in head count added to operate new stores and higher medical benefits costs.
(b)	Advertising and promotion increased with the addition of Nutri-Force of $1.7 million and an increase in digital advertising of $0.8 million partially offset by lower retail expenditures of $0.2 million.
(c)	Other SG&A expenses include an increase in costs related to Nutri-Force of $5.8 million and increased depreciation and amortization expenses of $4.0 million. In addition, other SG&A increased as a result of management realignment charges of $3.4 million, reinvention costs of $2.7 million, a charge to increase the allowance for doubtful accounts for Nutri-Force of $1.4 million and a net reduction in acquisition related costs of $2.9 million.

Income from Operations

Operating income (loss) for our three business segments are provided below (in thousands):

	Fiscal Years Ended
	December 26, 2015	December 27, 2014	$ Change	% Change
Income from operations:
Retail (a)	$192,598	$194,864	$(2,266)	(1.2)%
% of net sales	17.8%	18.7%
Direct (b)	20,904	22,755	(1,851)	(8.1)%
% of net sales	16.2%	17.4%
Manufacturing (c)	(1,977)	(1,830)	(147)	8.0%
% of net sales	(2.2%)	(3.8%)
Corporate costs (d)	(122,532)	(113,133)	(9,399)	8.3%
% of net sales	(9.7%)	(9.3%)

Income from operations	$88,993	$102,656	$(13,663)	(13.3)%

(a)	Decrease in retail income from operations as a percentage of net sales is due to 0.5% related to occupancy costs and 0.4% from payroll and benefits costs.
(b)	Decrease in direct income from operations as a percentage of net sales is due to 0.7% related to advertising and promotion expenses and 0.4% related to product margin.
(c)	During the period ended December 26, 2015, the manufacturing segment recognized an increase in costs as compared to the prior year due to operational inefficiencies, and includes a $1.4 million charge for accounts receivable for one wholesale customer which were deemed uncollectible. The period ended December 27, 2014 includes a $4.5 million charge from adjusting Nutri-Force inventory to fair value as part of purchase accounting.
(d)	The increase in corporate costs includes an increase in depreciation and amortization expenses of $4.0 million. In addition, corporate costs increased as a result of management realignment charges of $3.4 million, reinvention costs of $2.7 million and a net reduction in acquisition related costs of $2.9 million.

In addition to the items noted above, income from operations includes $1.8 million of Super Supplements conversion costs and $0.9 million of closing costs for the stores in Canada.

Provision for Income Taxes

The effective tax rate for Fiscal 2015 was 39.5%, compared to 40.1% for Fiscal 2014. The effective tax rate decreased primarily due to a decrease in permanent non-deductible items during Fiscal 2015 as compared to Fiscal 2014.

Fiscal 2014 Compared To Fiscal 2013

The following tables summarize our results of operations for Fiscal 2014 and Fiscal 2013 (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013	$ Change	% Change
Net sales	$1,213,046	$1,087,469	$125,577	11.5%
Cost of goods sold	808,787	709,823	98,964	13.9%

Cost of goods sold as % of net sales	66.7%	65.3%
Gross profit	404,259	377,646	26,613	7.0%
Gross profit as % of net sales	33.3%	34.7%
Selling, general and administrative expenses	301,603	267,354	34,249	12.8%
SG&A expenses as % of net sales	24.9%	24.6%

Income from operations	102,656	110,292	(7,636)	(6.9)%
Income from operations as % of net sales	8.5%	10.1%
Interest expense, net	495	495	—	0.0%

Income before provision for income taxes	102,161	109,797	(7,636)	(7.0)%
Provision for income taxes	40,920	43,251	(2,331)	(5.4)%

Net income	$61,241	$66,546	$(5,305)	(8.0)%

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

Net sales for our three business segments, as well as a discussion of the changes in each segment’s net sales from the comparable prior year period, are provided below (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013	$ Change	% Change
Net Sales:

Retail (a)	$1,042,054	$969,610	$72,444	7.5%

Direct (b)	130,644	117,859	12,785	10.8%
Manufacturing (c)	48,102	—	48,102	—

Segment net sales	1,220,800	1,087,469	133,331	12.3%
Elimination of intersegment revenues	(7,754)	—	(7,754)	—

Total net sales	$1,213,046	$1,087,469	$125,577	11.5%

(a)	The change in retail sales resulted from an increase in non-comparable store sales of $45.6 million and in comparable store sales of $26.8 million, or 2.8%. The increase in comparable store sales was driven by customer traffic.
(b)	The increase in direct sales was due to an increase in e-commerce sales of 12.0% which was offset in part by a decrease in catalog sales. The increase in e-commerce sales was largely due to retention marketing programs.
(c)	Net sales to third party manufacturing customers were $40.3 million for Fiscal 2014, representing net sales since the date of the acquisition of Nutri-Force.

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

	Fiscal Years Ended
	December 27, 2014	December 28, 2013	$ Change	% Change
SG&A Expenses (in thousands):

Payroll and Benefits (a)	$119,499	$107,723	$11,776	10.9%
Payroll & benefit as % of net sales	9.9%	9.9%

Advertising and Promotion (b)	19,290	16,533	2,757	16.7%
Advertising & promotion as % of net sales	1.6%	1.5%

Other SG&A (c)	162,814	143,098	19,716	13.8%
Other SG&A as % of net sales	13.4%	13.2%

Total SG&A Expenses	$301,603	$267,354	$34,249	12.8%

(a)	Payroll and benefits increased primarily due to the increase in head count added to operate new stores and an increase in the average wage rates.
(b)	Advertising and promotion increased primarily due to an increase in digital advertising.
(c)	The increase in other SG&A expenses was primarily due to an increase in depreciation and amortization expense of $5.9 million, costs related to the addition of Nutri-Force of $5.8 million, acquisition and integration expenses of $4.8 million and additional contingent consideration for the acquisition of Nutri-Force of $1.0 million. Fiscal 2013 included proceeds from insurance recoveries of $1.1 million and costs related to the acquisition and integration of Super Supplements of $4.3 million.

Income from Operations

Operating income (loss) for our three business segments are provided below (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013	$ Change	% Change
Income from operations:

Retail (a)	$194,864	$192,439	$2,425	1.3%
% of net sales	18.7%	19.8%

Direct (b)	22,755	21,930	825	3.8%
% of net sales	17.4%	18.6%
Manufacturing (c)	(1,830)	—	(1,830)	—
% of net sales	(3.8%)	0.0%

Corporate costs (d)	(113,133)	(104,077)	(9,056)	8.7%
% of net sales	(9.3%)	(9.6%)

Income from operations	$102,656	$110,292	$(7,636)	(6.9)%

(a)	Decrease in retail income from operations as a percentage of net sales is primarily due to supply chain costs of 0.6% and payroll related benefits costs of 0.3% as a percentage of net sales.

(b)	Decrease in direct income from operations as a percentage of net sales is primarily due to advertising and promotion expenses of 0.6% and general operating expenses of 0.5% as a percentage of net sales.
(c)	Loss from operations for the manufacturing segment was $1.8 million for Fiscal 2014, and includes depreciation and amortization expense of $0.9 million. Excluding $4.5 million in charges related to the inventory valuation step up for inventory sold subsequent to the acquisition of Nutri-Force, income from operations for the manufacturing segment was $2.7 million, or 6.6% of net sales for the manufacturing segment
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

Provision for Income Taxes

The effective tax rate for the year ended December 27, 2014 was 40.1%, compared to 39.4% for the year ended December 28, 2013. The effective tax rate increased primarily due to an increase in permanent non-deductible items during Fiscal 2014 as compared to Fiscal 2013 and a benefit in Fiscal 2013 from the reversal of charges previously recorded relating to uncertain tax positions due to the expiration of the applicable statutes of limitations that did not recur in Fiscal 2014.

Key Indicators of Liquidity and Capital Resources

The following table provides key indicators of our liquidity and capital resources (in thousands):

	December 26, 2015	December 27, 2014
Balance Sheet Data:
Cash and cash equivalents	$15,104	$12,166
Working capital	157,089	125,382
Total assets	748,691	722,391
Total debt, including capital lease obligations	123,525	8,195

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Other Information:
Depreciation and amortization (1)	$38,495	$34,219	$28,026

Cash Flows Provided By (Used In):
Operating activities	$60,667	$100,147	$81,122
Investing activities	(39,430)	(125,184)	(93,650)
Financing activities	(18,428)	(36,877)	5,463
Effect of exchange rate changes on cash and cash equivalents	129	44	(67)

Net (decrease) increase in cash and cash equivalents	$2,938	$(61,870)	$(7,132)

(1)	Excludes amortization of deferred financing fees .

Liquidity and Capital Resources

Our primary uses of cash have been to fund working capital, operating expenses and capital expenditures related primarily to the build-out of new stores, the remodeling of existing stores and information technology investments as well as to repurchase shares of our common stock. Historically, we have financed our requirements predominately through internally generated cash flow, supplemented with short-term financing. In Fiscal 2015, we issued $143.8 million of Convertible Notes to fund the repurchase of shares of our common stock. Refer to Note 8., “Credit Arrangements”, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our revolving credit facility, will be sufficient to meet our working capital needs for the next twelve months, our store growth plans, systems development, store improvements and interest payments on the Convertible Notes, as well as the repurchase of shares of our common stock from time to time.

We purchased $146.1 million of common stock under our $300.0 million share repurchase programs during Fiscal 2015. Refer to Note 11., “Share Repurchase Programs”, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. We invested $39.4 million in capital expenditures during Fiscal 2015, most of which pertains to new stores, the remodeling of existing stores and information technology investments. During Fiscal 2016 we plan to spend approximately $40 million in capital expenditures, including costs for building new stores, remodeling existing stores and information technology. We opened 50 new stores and closed 9 stores during Fiscal 2015. We plan to open approximately 30 new stores in Fiscal 2016. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $155,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.

The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.

We were in compliance with all debt covenants relating to our Revolving Credit Facility and Convertible Notes as of December 26, 2015. We expect to be in compliance with these same debt covenants during Fiscal 2016 as well.

Cash Provided by Operating Activities

Net cash provided by operating activities was $60.7 million and $100.1 million during Fiscal 2015 and Fiscal 2014, respectively. The $39.5 million decrease in net cash flows from operating activities is primarily due to an increase in inventory purchases to support activities including the transition to a new third-party warehouse and the transition of products to our manufacturing facility.

Net cash provided by operating activities was $100.1 million and $81.1 million during Fiscal 2014 and Fiscal 2013, respectively. The $19.0 million increase in net cash flows from operating activities is primarily due to reductions in prepaid taxes and inventory purchases.

Cash Used in Investing Activities

Net cash used in investing activities was $39.4 million during Fiscal 2015 as compared to $125.2 million during Fiscal 2014. The $85.8 million decrease in cash used in investing activities is primarily due to the $81.5 million for the acquisition of Nutri-Force in Fiscal 2014.

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

Cash Used in and Provided by Financing Activities

Net cash used in financing activities was $18.4 million in Fiscal 2015 as compared to $36.9 million in Fiscal 2014. The $18.4 million decrease in cash used in financing activities was primarily due to purchases of common stock under the Company’s share repurchase programs of $146.1 million in Fiscal 2015 and $57.8 million in Fiscal 2014 partially offset by the net proceeds from the issuance of Convertible Notes of $125.7 million in Fiscal 2015 and by net borrowings under the Company’s revolving credit facility of $8.0 million in Fiscal 2014. In addition, proceeds from exercises of stock options decreased $8.0 million in Fiscal 2015 as compared to Fiscal 2014.

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

Revolving Credit Facility

The terms of our Revolving Credit Facility extend through October 11, 2018, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 8., “Credit Arrangements”, to our consolidated financial statements included in this Annual Report on Form 10-K. As of December 26, 2015, the Company had $8.0 million of borrowings outstanding on its Revolving Credit Facility. The largest amount borrowed at any given point during Fiscal 2015 was $28.0 million. The unused available line of credit under the Revolving Credit Facility at December 26, 2015 was $79.1 million.

Convertible Notes

On December 9, 2015, the Company closed its offering of $143.8 million of its 2.25% Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company. Interest is payable on the Notes on June 1 and December 1 of each year, commencing on June 1, 2016 until their maturity date of December 1, 2020. For additional information regarding the terms of our Convertible Notes, refer to Note 8., “Credit Arrangements”, to our consolidated financial statements included in this Annual Report on Form 10-K.

Contractual Obligations and Commercial Commitments

As of December 26, 2015, our lease commitments and contractual obligations were as follows (in thousands):

Fiscal year ending	Total	Operating Leases Real Estate (1)	Convertible Notes	Interest on Convertible Notes	Operating Leases Equipment	Capital Lease Obligations
2016	$123,817	$119,983	$—	$3,173	$571	$90
2017	116,478	112,965	—	3,234	254	25
2018	102,073	98,839	—	3,234	—	—
2019	84,871	81,637	—	3,234	—	—
2020	213,366	66,382	143,750	3,234	—	—
Thereafter	195,019	195,019	—	—	—	—

	$835,624	$674,825	$143,750	$16,109	$825	$115

(1)	Store operating leases included in the above table do not include contingent rent based upon sales volume. Operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 17.5% of our minimum lease obligations for Fiscal 2015. In addition, not included are variable activity based fees associated with our west coast logistics facilities, which were approximately $0.6 million during Fiscal 2015 and are expected to be approximately $5.0 million during Fiscal 2016.

We are not party to any long-term purchase commitments. Our typical merchandise purchase orders are generally performed upon within a four to six week period. However, as of December 26, 2015, we have an obligation, excluded from the above commitments, of approximately $18.0 million to purchase an agreed upon supply of our own branded merchandise and raw materials during Fiscal 2016 which has been produced by, and resides with, the applicable vendors.

In addition to the contractual obligations set forth in the table above, we have employment agreements with certain of our executives and an executive severance policy for all our officers that provide for compensation and certain other benefits. Under certain circumstances, these agreements and the policy provide for severance or other payments.

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

Effects of Inflation

We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During Fiscal 2015, retail price inflation was approximately 1%. During Fiscal 2016, we anticipate retail inflation to be in line with the Fiscal 2015 rate. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.

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

Our Revolving Credit Facility carries a floating interest rate and, therefore, our statements of income and our cash flows are exposed to changes in interest rates. As of December 26, 2015, there was $8.0 million of borrowings outstanding on our Revolving Credit Facility. At December 26, 2015, a hypothetical 10% change in the floating interest rate would have a de minimis impact on our consolidated financial statements.

Foreign Currency Risk

The Company is minimally exposed to foreign currency exchange risk. We lease and operate three stores in Canada. Sales made from the Canadian stores are made in Canadian dollars. The Company does not currently hedge against the risk of exchange rate fluctuations. At December 26, 2015, a hypothetical 10% change in value of the U.S. dollar relative to the Canadian dollar would have a de minimis impact on our consolidated financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 26, 2015, pursuant to Exchange Act Rule 13a-15 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 26, 2015.

Management’s Report on Internal Control Over Financial Reporting

See Item 15. “Exhibits and Financial Statement Schedules” appearing at the end of this Annual Report on Form 10-K for Management’s Report on Internal Control Over Financial Reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 26, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2016, which is incorporated herein by reference under the captions “Proposal Two – Election of Directors”, “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation

Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2016, which is incorporated herein by reference under the captions, “Director Compensation”, “Compensation Discussion and Analysis” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2016, which is incorporated herein by reference under the captions “Security Ownership” and “Equity Compensation Plan Information”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2016, which is incorporated herein by reference under the captions “Corporate Governance – Director Independence”, “Corporate Governance – Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Party Transactions, and Director Independence”.

Item 14.	Principal Accounting Fees and Services

Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2016, which is incorporated herein by reference under the caption “Principal Accountant Fees and Services”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	The following consolidated financial statements listed below are filed as a separate section of this annual report on Form 10-K:

Management’s Reports and Reports of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

Consolidated Balance Sheets as of December 26, 2015 and December 27, 2014.

Consolidated Statements of Income for the Fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013.

Consolidated Statements of Comprehensive Income for the Fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013.

Consolidated Statements of Stockholders’ Equity for the Fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013.

Consolidated Statements of Cash Flows for the Fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013.

Notes to Consolidated Financial Statements for the Fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013.

2.	Exhibits:

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of December 17, 2012, by and among Super Supplements, Inc., John Wurts, Vitamin Shoppe Mariner, Inc. and, solely for certain specified provisions thereof, Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on December 18, 2012 (File No. 001-34507))

2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of December 30, 2012, by and among Super Supplements, Inc., John Wurts, Vitamin Shoppe Mariner, Inc. and Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on January 2, 2013 (File No. 001-34507))

2.3	LLC Interest Purchase Agreement, dated as of June 6, 2014, by and among VS Hercules LLC, FDC Vitamins, LLC, MBF/FDC Acquisition, LLC, FDC Management, LLC, FDC Limited II, LLC, Nutri-Force Nutrition, Inc., the individuals listed therein and, solely for certain specified provisions thereof, Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 2.1 in our Current report on Form 8-K filed on June 9, 2014 (File No. 001-34507))

3.1	Amended and Restated Certificate of Incorporation of Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 3.1 in Amendment No. 1 to our Form 10-Q filed on November 13, 2009 (File No. 001-34507))

3.2	Fourth Amended and Restated By-laws of Vitamin Shoppe Inc. (Filed herewith)

4.1	Specimen certificate for shares of common stock, $0.01 par value, of Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 4.4 in Amendment No. 4 to our Registration Statement No. 333-160756 on Form S-1 filed on October 14, 2009 (File No. 333-160756))

4.2	Indenture, dated as of December 9, 2015, by and between Vitamin Shoppe, Inc. and Wilmington Trust, National Association. (Incorporated by reference to Exhibit 4.1 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.1	Base Convertible Bond Hedge Confirmation, dated as of December 3, 2015, by and between Vitamin Shoppe, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.2	Base Convertible Bond Hedge Confirmation, dated as of December 3, 2015, by and between Vitamin Shoppe, Inc. and J.P. Morgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.3	Base Warrant Confirmation, dated as of December 3, 2015, by and between Vitamin Shoppe, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.4	Base Warrant Confirmation, dated as of December 3, 2015, by and between Vitamin Shoppe, Inc. and J.P. Morgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.5 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.5	Additional Convertible Bond Hedge Confirmation, dated as of December 8, 2015, by and between Vitamin Shoppe, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.6 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.6	Additional Convertible Bond Hedge Confirmation, dated as of December 8, 2015, by and between Vitamin Shoppe, Inc. and J.P. Morgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.7 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.7	Additional Warrant Confirmation, dated as of December 8, 2015, by and between Vitamin Shoppe, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.8 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.8	Additional Warrant Confirmation, dated as of December 8, 2015, by and between Vitamin Shoppe, Inc. and J.P. Morgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.9 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.9	Amended and Restated Loan and Security Agreement, dated as of January 20, 2011, by and among Vitamin Shoppe Industries Inc. and VS Direct Inc., as Borrowers, Vitamin Shoppe, Inc., as Guarantor, the Lenders and Issuing Bank from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.2 in our Annual Report on Form 10-K filed on March 9, 2011 (File No. 001-34507))

10.10	First Amendment to Amended and Restated Loan and Security Agreement, dated as of January 10, 2013, by and among Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe Mariner, Inc., as Borrowers, each guarantor party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Agent, the Issuing Bank and a Lender. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.11	Second Amendment to Amended and Restated Loan and Security Agreement and First Amendment to Existing Guarantees, dated as of October 11, 2013, by and among Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., and Vitamin Shoppe Global, Inc., as Borrowers, each guarantor party thereto, and JPMorgan Chase Bank, N.A., as Agent. (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.12	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of December 2, 2015, by and among Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., and Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins LLC, Betancourt Sports Nutrition, LLC, Vitamin Shoppe Procurement Services, Inc., as Borrowers, the guarantors parties thereto, the lenders parties thereto, and JPMorgan Chase Bank, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.13	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of January 29, 2016, by and among Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., and Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins LLC, Betancourt Sports Nutrition, LLC, Vitamin Shoppe Procurement Services, Inc., as Borrowers, the guarantors parties thereto, the lenders parties thereto, and JPMorgan Chase Bank, N.A., as Agent. (Filed herewith)

10.14	Intellectual Property Security Agreement, dated as of September 25, 2009, by and among Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 99.5 in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02))

10.15	Second Amended and Restated Intellectual Property Security Agreement, dated as of October 6, 2014, by and between Vitamin Shoppe Industries Inc., as Grantor and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on October 10, 2014 (File No. 001-34507))

10.16	Stock Pledge Agreement, dated as of September 25, 2009, by and between Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 99.6 in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02))

10.17	Amended and Restated Stock Pledge Agreement, dated as of October 11, 2013, by and between Vitamin Shoppe Industries Inc., as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.18	Stock Pledge Agreement, dated as of August 21, 2014, by and between Vitamin Shoppe Global, Inc., as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.19	Stock Pledge Agreement, dated as of August 21, 2014, by and between VS Hercules LLC, as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 10.4 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.20	Stock Pledge Agreement, dated as of August 21, 2014, by and between FDC Vitamins, LLC, as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 10.5 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.21	Guarantee of Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated as of September 25, 2009, of obligations of VS Direct Inc. under the Amended and Restated Loan and Security Agreement, as amended. (Incorporated by reference to Exhibit 99.8 in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02))

10.22

Guarantee of VS Direct Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated as of September 25, 2009, of obligations of Vitamin Shoppe Industries Inc. under the Amended and Restated Loan and Security Agreement, as amended. (Incorporated by reference to Exhibit 99.9 in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02))

10.23	Guarantee of Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc., dated as of January 10, 2013, of obligations of Vitamin Shoppe Mariner, Inc. under the Amended and Restated Loan Agreement, as amended. (Incorporated by reference to Exhibit 10.5 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.24	Guarantee of Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe Mariner, Inc., dated as of October 11, 2013, of the obligations of Vitamin Shoppe Global, Inc. under the Amended and Restated Loan Agreement, as amended. (Incorporated by reference to Exhibit 10.7 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.25	Guarantee, dated as of August 21, 2014, by Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins, LLC and Betancourt Sports Nutrition, LLC, of the obligations of one another under the Amended and Restated Loan Agreement, as amended. (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.26	Joinder Agreement, dated as of January 10, 2013, by and between Vitamin Shoppe Mariner, Inc., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.4 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.27	Joinder Agreement, dated as of October 11, 2013, by and between Vitamin Shoppe Global, Inc., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.6 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.28	Joinder Agreement, dated as of August 21, 2014, by and between VS Hercules LLC, FDC Vitamins, LLC, Betancourt Sports Nutrition, LLC, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.29	Joinder Agreement, dated as of March 20, 2015 by and between Vitamin Shoppe Procurement Services and JPMorgan Chase Bank, N.A. (Filed herewith)

10.30	Form of Indemnification Agreement by and among executive officer, Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.29 in Amendment No. 4 to our Registration Statement No. 333-160756 on Form S-1 filed on October 14, 2009 (File No. 333-160756))

10.31	Form of Indemnification Agreement by and among director, Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.30 in Amendment No. 4 to our Registration Statement No. 333-160756 on Form S-1 filed on October 14, 2009 (File No. 333-160756))

10.32	VS Parent, Inc. 2006 Stock Option Plan. * (Incorporated by reference to Exhibit 10.27 in Amendment No. 5 to our Registration Statement No. 333-160756 on Form S-1 filed on October 22, 2009 (File No. 333-160756))

10.33	2009 Vitamin Shoppe Equity Incentive Plan. * (Incorporated by reference to Exhibit 10.27 in Amendment No. 2 to our Registration Statement No. 333-160756 on Form S-1 filed on September 22, 2009 (File No. 333-160756))

10.34	Vitamin Shoppe 2010 Employee Stock Purchase Plan. * (Incorporated by reference to Exhibit 10.16 in our Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34507))

10.35	Vitamin Shoppe, Inc. Executive Severance Pay Policy, amended and restated effective as of October 29, 2014. (Filed herewith)

10.36	Director Compensation Plan and Stock Ownership Guidelines.* (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on January 4, 2016 (File No. 001-34507))

10.37

Employment and Non-Competition Agreement, dated as of September 9, 2009, among Richard Markee, VS Parent, Inc., VS Direct, Inc. Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.26 in Amendment No. 2 to our Registration Statement No. 333-160756 on Form S-1 filed on September 22, 2009 (File No. 333-160756))

10.38	Amendment No. 1 to Employment and Non-Competition Agreement, dated as of February 28, 2011, by and among Richard Markee, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.32 in our Annual Report on Form 10-K filed on March 9, 2011 (File No. 001-34507))

10.39	Amendment No. 2 to Employment and Non-Competition Agreement, dated as of March 29, 2012, by and among Richard Markee, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on April 2, 2012 (File No. 001-34507))

10.40	Employment Agreement, effective January 1, 2015, by and between Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. and Richard Markee. * (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on January 7, 2015 (File No. 001-34507))

10.41	Letter Agreement, dated as of December 31, 2015, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Richard Markee. * (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on January 4, 2016 (File No. 001-34507))

10.42	Employment and Non-Competition Agreement, dated as of March 3, 2015, among Colin Watts and Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and all of their subsidiaries and affiliates. * (Incorporated by reference to Exhibit 99.2 in our Current Report on Form 8-K filed on March 4, 2015 (File No. 001-34507))

10.43	Amended and Restated Employment and Non-Competition Agreement, dated as of June 12, 2006, by and among Anthony Truesdale, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.17 in Amendment No. 1 to our Registration Statement No. 333-134983 on Form S-4 filed on June 14, 2006 (File No. 333-134983-02))

10.44	Amendment to Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, by and among Anthony Truesdale, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.36 in our Annual Report on Form 10-K filed on March 28, 2008 (File No. 333-134983-02))

10.45	Amendment No. 2 to Employment and Non-Competition Agreement, dated as of September 25, 2009 by and among Anthony Truesdale, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 99.2 in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02))

10.46	Amendment No. 3 to Employment and Non-Competition Agreement, dated as of February 28, 2011, by and among Anthony Truesdale, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.31 in our Annual Report on Form 10-K filed on March 9, 2011 (File No. 001-34507))

10.47	Amendment No. 4 to Employment and Non-Competition Agreement, dated as of March 29, 2012, by and among Anthony Truesdale, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on April 2, 2012 (File No. 001-34507))

10.48	Letter Agreement, dated as of March 31, 2015, by and between Vitamin Shoppe, Inc. and Anthony Truesdale. * (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on April 7, 2015 (File No. 001-34507))

10.49	Employment and Non-Competition Agreement, dated as of January 15, 2007, by and among Louis H. Weiss, VS Parent, Inc., VS Direct, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries, Inc. * (Incorporated by reference to Exhibit 10.29 in our Current Report on Form 8-K filed on January 16, 2007 (File No. 333-134983-02))

10.50	Amendment to Employment and Non-Competition Agreement, dated as of December 28, 2007, by and among Louis H. Weiss, VS Parent, Inc., VS Direct, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.33 in our Annual Report on Form 10-K filed on March 28, 2008 (File No. 333-134983-02))

10.51

Amendment No. 2 to Employment and Non-Competition Agreement, dated as of March 29, 2012, by and among Louis H. Weiss, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.4 in our Current Report on Form 8-K filed on April 2, 2012 (File No. 001-34507))

10.52	Amendment No. 3 to Employment and Non-Competition Agreement, dated as of March 27, 2015, by and among Louis H. Weiss, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on March 30, 2015 (File No. 001-34507))

10.53	Letter Agreement, dated as of January 29, 2016, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Louis H. Weiss (Filed herewith)

10.54	Letter Agreement, dated as of February 10, 2011, by and between Brenda Galgano and Vitamin Shoppe Industries, Inc. * (Incorporated by reference to Exhibit 10.29 in our Annual Report on Form 10-K filed on March 9, 2011 (File No. 001-34507))

10.55	Employment and Non-Competition Agreement, dated as of March 29, 2012, by and among Brenda Galgano, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.5 in our Current Report on Form 8-K filed on April 2, 2012 (File No. 001-34507))

10.56	Amendment to Employment and Non-Competition Agreement, dated as of March 27, 2015, by and among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Brenda Galgano. * (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on March 30, 2015 (File No. 001-34507))

10.57	Lease Agreement, dated as of May 2, 2002, by and between Hartz Mountain Industries, Inc. and Vitamin Shoppe Industries Inc. (Incorporated by reference to Exhibit 10.22 in our Registration Statement No. 333-134983 on Form S-4 filed on June 13, 2006 (File No. 333-134983-02))

10.58	Lease Agreement, dated as of August 27, 2012, by and between CLF Ashland, LLC and Vitamin Shoppe Industries Inc. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on August 31, 2012 (File No. 001-34507))

10.59	Master Confirmation - Capped Accelerated Share Repurchase, dated as of November 3, 2014, by and among Vitamin Shoppe, Inc. and JP Morgan Securities LLC, as Agent for JPMorgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on November 6, 2014 (File No. 001-34507))

10.60	Master Confirmation - Capped Accelerated Share Repurchase, dated as of December 7, 2015, by and among Vitamin Shoppe, Inc. and JP Morgan Securities LLC, as Agent for JPMorgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.10 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.61	Agreement, dated as of January 12, 2016, by and between the Company and Carlson Capital. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on January 12, 2016 (File No. 001-34507))

21.1	Subsidiaries of the Registrant. (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (Filed herewith )

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (Filed herewith )

101

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets as of December 26, 2015 and December 27, 2014; (b) Consolidated Statements of Income for the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013; (c) Consolidated Statements of Comprehensive Income for the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013; (d) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013; (e) Consolidated Statements of Cash Flows for the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013; and (f) Notes to Consolidated Financial Statements for the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013.

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2016.

VITAMIN SHOPPE, INC.

By:	/S/ Colin Watts
Colin Watts Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/S/ Richard L. Markee Richard L. Markee	Non-Executive Chairman, Director	February 23, 2016

By:	/S/ Colin Watts Colin Watts	Chief Executive Officer, Director (Principal Executive Officer)	February 23, 2016

By:	/S/ Brenda Galgano Brenda Galgano	EVP, Chief Financial Officer (Principal Financial Officer)	February 23, 2016

By:	/S/ Daniel Lamadrid Daniel Lamadrid	SVP, Chief Accounting Officer (Principal Accounting Officer)	February 23, 2016

By:	/S/ John Bowlin John Bowlin	Lead Director	February 23, 2016

By:	/S/ B. Michael Becker B. Michael Becker	Director	February 23, 2016

By:	/s/ Catherine Buggeln Catherine Buggeln	Director	February 23, 2016

By:	/S/ Deborah M. Derby Deborah M. Derby	Director	February 23, 2016

By:	/S/ John H. Edmondson John H. Edmondson	Director	February 23, 2016

By:	/S/ David H. Edwab David H. Edwab	Director	February 23, 2016

By:	/S/ Richard L. Perkal Richard L. Perkal	Director	February 23, 2016

By:	/S/ Beth M. Pritchard Beth M. Pritchard	Director	February 23, 2016

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 26, 2015. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published in 2013. Based on this assessment, management has determined that, as of December 26, 2015, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 26, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

February 23, 2016

/S/ Colin Watts	/S/ Brenda Galgano
Colin Watts	Brenda Galgano
Chief Executive Officer	EVP and Chief Financial Officer

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

February 23, 2016

/S/ Colin Watts	/S/ Brenda Galgano
Colin Watts	Brenda Galgano
Chief Executive Officer	EVP and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vitamin Shoppe, Inc.

Secaucus, New Jersey

We have audited the internal control over financial reporting of Vitamin Shoppe, Inc. and Subsidiary (the “Company”) as of December 26, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended December 26, 2015 of the Company and our report dated February 23, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vitamin Shoppe, Inc.

Secaucus, New Jersey

We have audited the accompanying consolidated balance sheets of Vitamin Shoppe, Inc. and Subsidiary (the “Company”) as of December 26, 2015 and December 27, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 26, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2015 and December 27, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 23, 2016

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 26, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$15,104	$12,166
Accounts receivable, net of allowance of $897 and $1,883 in 2015 and 2014, respectively	7,437	10,376
Inventories	226,830	187,027
Prepaid expenses and other current assets	25,194	29,580
Deferred income taxes	—	7,449

Total current assets	274,565	246,598
Property and equipment, net	140,158	140,596
Goodwill	243,269	243,269
Other intangibles, net	87,270	89,025
Other long-term assets	3,429	2,903

Total assets	$748,691	$722,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$8,000	$8,000
Accounts payable	41,217	37,396
Deferred sales	20,483	22,499
Accrued expenses and other current liabilities	47,776	53,321

Total current liabilities	117,476	121,216
Convertible notes, net	115,410	—
Deferred income taxes	—	9,151
Deferred rent	39,889	39,388
Other long-term liabilities	615	702

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at December 26, 2015 and December 27, 2014	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 25,993,715 shares issued and 25,873,581 shares outstanding at December 26, 2015, and 30,106,337 shares issued and 30,048,881 shares outstanding at December 27, 2014	260	301
Additional paid-in capital	139,827	267,083
Treasury stock, at cost; 120,134 shares at December 26, 2015 and 57,456 shares at December 27, 2014	(5,225)	(2,695)
Accumulated other comprehensive loss	(60)	(83)
Retained earnings	340,499	287,328

Total stockholders’ equity	475,301	551,934

Total liabilities and stockholders’ equity	$748,691	$722,391

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Net sales	$1,266,549	$1,213,046	$1,087,469
Cost of goods sold	847,634	808,787	709,823

Gross profit	418,915	404,259	377,646
Selling, general and administrative expenses	329,922	301,603	267,354

Income from operations	88,993	102,656	110,292
Interest expense, net	1,105	495	495

Income before provision for income taxes	87,888	102,161	109,797
Provision for income taxes	34,717	40,920	43,251

Net income	$53,171	$61,241	$66,546

Weighted average common shares outstanding
Basic	28,954,804	30,239,183	29,992,620
Diluted	29,203,429	30,664,105	30,541,057
Net income per common share
Basic	$1.84	$2.03	$2.22
Diluted	$1.82	$2.00	$2.18

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Net income	$53,171	$61,241	$66,546
Other comprehensive income (loss):
Foreign currency translation adjustments	23	3	(87)

Other comprehensive income (loss)	23	3	(87)

Comprehensive income	$53,194	$61,244	$66,459

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Amounts	Shares	Amounts	Capital	(Loss) Income	Earnings	Total
Balance at December 29, 2012	30,170,627	$302	—	$—	$287,574	$1	$159,541	$447,418
Comprehensive (loss) income	—	—	—	—	—	(87)	66,546	66,459
Equity compensation	—	—	—	—	8,333	—	—	8,333
Issuance of restricted shares	166,573	1	—	—	(1)	—	—	—
Purchase of treasury stock	—	—	(6,316)	(280)	—	—	—	(280)
Cancelation of restricted shares	(16,610)	—	—	—	—	—	—	—
Issuance of shares under employee stock purchase plan	20,887	—	—	—	849	—	—	849
Exercise of stock options	190,073	2	—	—	3,485	—	—	3,487
Tax benefits on exercise of equity awards	—	—	—	—	2,074	—	—	2,074

Balance at December 28, 2013	30,531,550	305	(6,316)	(280)	302,314	(86)	226,087	528,340
Comprehensive income	—	—	—	—	—	3	61,241	61,244
Equity compensation	—	—	—	—	6,901	—	—	6,901
Issuance of restricted shares	194,929	2	—	—	(2)	—	—	—
Purchases of treasury stock	—	—	(51,140)	(2,415)	—	—	—	(2,415)
Purchases of shares under Share Repurchase Program	(1,183,714)	(12)	—	—	(57,803)	—	—	(57,815)
Cancelation of restricted shares	(14,691)	—	—	—	—	—	—	—
Issuance of shares under employee stock purchase plan	24,289	—	—	—	923	—	—	923
Exercise of stock options	553,974	6	—	—	9,387	—	—	9,393
Tax benefits on exercise of equity awards	—	—	—	—	5,363	—	—	5,363

Balance at December 27, 2014	30,106,337	301	(57,456)	(2,695)	267,083	(83)	287,328	551,934
Comprehensive income	—	—	—	—	—	23	53,171	53,194
Equity compensation	—	—	—	—	5,402	—	—	5,402
Issuance of restricted shares	271,716	3	—	—	(3)	—	—	—
Issuance of shares	5,184	—	—	—	167	—	—	167
Purchases of treasury stock	—	—	(62,678)	(2,530)	—	—	—	(2,530)
Purchases of shares under Share Repurchase Program	(4,328,055)	(43)	—	—	(146,065)	—	—	(146,108)
Cancelation of restricted shares	(145,117)	(2)	—	—	2	—	—	—
Issuance of shares under employee stock purchase plan	27,187	—	—	—	892	—	—	892
Exercise of stock options	56,463	1	—	—	1,351	—	—	1,352
Equity portion of convertible notes, net	—	—	—	—	24,948	—	—	24,948
Bond hedge purchase	—	—	—	—	(26,407)	—	—	(26,407)
Warrant sale	—	—	—	—	12,966	—	—	12,966
Tax benefits on exercise of equity awards	—	—	—	—	(509)	—	—	(509)

Balance at December 26, 2015	25,993,715	$260	(120,134)	$(5,225)	$139,827	$(60)	$340,499	$475,301

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Cash flows from operating activities:
Net income	$53,171	$61,241	$66,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	38,495	34,219	28,026
Impairment charges on fixed assets	1,177	419	—
Contingent consideration for acquisition of FDC Vitamins, LLC	(959)	959	—
Gain on insurance recoveries	—	—	(1,079)
Amortization of deferred financing fees	237	164	96
Amortization of debt discount on convertible notes	223	—	—
Deferred income taxes	(1,364)	(3,950)	545
Deferred rent	(2,294)	(503)	810
Equity compensation expense	5,491	6,901	8,333
Issuance of shares for services rendered	167	—	—
Proceeds from insurance recoveries	—	—	757
Tax benefits on exercises of equity awards	509	(5,363)	(2,074)
Changes in operating assets and liabilities:
Accounts receivable	2,939	1,499	—
Inventories	(38,284)	(2,458)	(13,429)
Prepaid expenses and other current assets	3,889	3,782	(15,668)
Other long-term assets	(139)	2,441	(968)
Accounts payable	(3,709)	(9,869)	11,688
Deferred sales	(2,011)	787	734
Accrued expenses and other current liabilities	394	8,483	(1,416)
Other long-term liabilities	2,735	1,395	(1,779)

Net cash provided by operating activities	60,667	100,147	81,122

Cash flows from investing activities:
Capital expenditures	(39,403)	(42,957)	(42,782)
Acquisition of FDC Vitamins, LLC	487	(81,538)	—
Acquisition of Super Supplements, Inc	—	—	(50,542)
Trademarks and other intangible assets	(514)	(689)	(648)
Proceeds from insurance recoveries	—	—	322

Net cash used in investing activities	(39,430)	(125,184)	(93,650)

Cash flows from financing activities:
Borrowings under revolving credit agreement	47,000	15,000	—
Repayments of borrowings under revolving credit agreement	(47,000)	(7,000)	—
Proceeds from issuance of convertible notes	143,750	—	—
Debt issuance costs on convertible notes	(4,593)	—	—
Bond hedge purchase	(26,407)	—	—
Proceeds from sale of warrants	12,966	—	—
Contingent consideration payment for acquisition of FDC Vitamins, LLC	(4,041)	—	—
Bank overdraft	6,973	—	—
Payments of capital lease obligations	(80)	(152)	(135)
Proceeds from exercises of common stock options	1,352	9,393	3,487
Issuance of shares under employee stock purchase plan	892	923	849
Purchases of treasury stock	(2,530)	(2,415)	(280)
Purchases of shares under Share Repurchase Programs	(146,108)	(57,815)	—
Tax benefits on exercises of equity awards	(509)	5,363	2,074
Deferred financing fees and other	(93)	(174)	(532)

Net cash (used in) provided by financing activities	(18,428)	(36,877)	5,463

Effect of exchange rate changes on cash and cash equivalents	129	44	(67)

Net increase (decrease) in cash and cash equivalents	2,938	(61,870)	(7,132)
Cash and cash equivalents beginning of year	12,166	74,036	81,168

Cash and cash equivalents end of year	$15,104	$12,166	$74,036

Supplemental disclosures of cash flow information:
Interest paid	$440	$249	$390
Income taxes paid	$33,659	$37,652	$57,064

Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$7,497	$8,379	$7,106
Assets acquired under capital lease	$—	$—	$314

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Vitamin Shoppe, Inc. (“VSI”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “Industries” together with VSI, the “Company”), is a multi-channel specialty retailer and contract manufacturer of nutritional products. Sales of both national brands and our own brands of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products (“VMS products”) are made through VSI-operated retail stores, and the internet to customers located primarily in the United States. In addition, the Company manufactures products for both sales to third parties as well as for the VSI product assortment.

The consolidated financial statements for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 include the accounts of VSI and Subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

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

The following table details the activity and balances for the Company’s customer allowances for the years ended December 26, 2015 and December 27, 2014 (in thousands):

	Balance at Beginning of Fiscal Year	Additions	Deductions	Balance at End of Fiscal Year
Period Ended December 26, 2015	$1,883.2	$2,751.9	$(3,738.4)	$896.7
Period Ended December 27, 2014	$—	$3,194.2	$(1,311.0)	$1,883.2

Inventories—Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method. Finished goods inventory includes costs of freight on internally transferred merchandise, and costs associated with our buying department and distribution facilities, as well as manufacturing overhead which are capitalized into inventory and then expensed as merchandise is sold. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from certain of our vendors. The Company estimates losses for expiring inventory and the net realizable value of inventory based on when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products, consideration is given to such factors as the amount of inventory on hand, the remaining shelf life, current and expected market conditions, historical trends and the likelihood of recovering the inventory costs based on anticipated demand. The following table details the activity and balances for the Company’s reserve for inventory for the years ended December 26, 2015, December 27, 2014, and December 28, 2013 (in thousands):

	Balance at Beginning of Fiscal Year	Amounts Charged to Cost of Goods Sold	Write-Offs Against Reserves	Balance at End of Fiscal Year
Fiscal Year Ended December 26, 2015	$3,121.0	$9,809.2	$(7,991.1)	$4,939.1
Fiscal Year Ended December 27, 2014	2,640.3	5,866.6	(5,385.9)	3,121.0
Fiscal Year Ended December 28, 2013	1,841.2	4,637.9	(3,838.8)	2,640.3

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

Impairment of Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances, including store closures, indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. If the undiscounted future cash flows are not adequate to recover the carrying value of the asset, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill and Other Intangibles—Goodwill and other indefinite-lived intangibles are not amortized. Evaluations for impairment are performed at least annually, in the fourth quarter of each year, or whenever impairment indicators exist. Goodwill is evaluated for impairment at the reporting unit level (the Company’s operating segments). The evaluation of goodwill and other indefinite-lived intangibles may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than its carrying value. A quantitative evaluation is performed if the qualitative evaluation results in a more likely than not determination or if a qualitative evaluation is not performed. The Company’s quantitative impairment tests involve calculating the fair value of each reporting unit using the discounted cash flow analysis method along with the market multiples method which is used for additional validation of the fair value calculated. These valuation methods require certain assumptions and estimates be made by the Company regarding certain industry trends and future profitability. It is the Company’s policy to conduct goodwill impairment testing from information based on current business projections, which include projected future revenues and cash flows. The cash flows utilized in the discounted cash flow analysis are based on five-year financial forecasts developed internally by management. Cash flows for each reporting unit are discounted using an internally derived weighted average cost of capital which reflects the costs of borrowing for the funding of each unit as well as the risk associated with the units themselves. If the carrying amount of a reporting unit exceeds its fair value, the Company would compare the implied fair value of the reporting unit goodwill with its carrying value. To compute the implied fair value of goodwill, the Company would assign the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Also as part of the quantitative test, the Company conducts the test using a 10% decrease in its revenue projections as an additional sensitivity test to ensure the reporting unit’s fair value is greater than its carrying value should events in the future be less favorable than anticipated. For indefinite-lived tradenames, we utilize the royalty relief method in our quantitative evaluations. Under the royalty relief method, a royalty rate is determined based on comparable licensing arrangements which is applied to the revenue projections for the applicable indefinite-lived tradename and the fair value is calculated using a discounted cash flow analysis. To the extent that the implied fair value associated with the goodwill and indefinite-lived intangible assets is less than the recorded value, this would result in a write down of the carrying value of the asset. Impairment tests between annual tests may be undertaken if an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying value. The valuation of the goodwill and indefinite-lived intangible assets is affected by, among other things, the Company’s projections for the future and estimated results of future operations. Changes in the business plan or operating results that are different than the estimates used to develop the valuation of the assets may impact these valuations. For those intangible assets which have definite lives, the Company amortizes their cost on a straight-line basis over their estimated useful lives, the periods of which vary based on their particular contractual terms.

In Fiscal 2015, the Company performed a quantitative analysis of its retail, direct and manufacturing reporting units and determined that the fair value of these reporting units and indefinite-lived tradenames were substantially greater than their respective carrying values, with the exception of the manufacturing reporting unit.

Since the acquisition, Nutri-Force has experienced disruption in its ability to optimize production capacity and correspondingly has experienced lower service levels to customers.

As of the annual testing date, the fair value of the manufacturing reporting unit exceeded the carrying value by approximately 5%. Goodwill for the manufacturing reporting unit is $32.6 million. The assumptions which impact the estimated fair value include management projections, the weighted average cost of capital percentage including the company specific risk premium and the selection of comparable companies. The uncertainty associated with the key assumptions relates primarily to the performance of Nutri-Force in comparison to management projections, which includes improvements in operating efficiencies, the ability to transition additional Vitamin Shoppe branded products, and increase sales to third party customers.

The Company has taken steps to improve the operations at Nutri-Force, including the hiring of new leadership and the engagement of third-party manufacturing consultants to implement and improve manufacturing processes. The Company believes the disruption noted above should not impact the long-term opportunity from the Nutri-Force acquisition. Although the Company believes it has used reasonable estimates and assumptions to calculate the fair value of the manufacturing reporting unit, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that would reduce the fair value of this reporting unit below its carrying value, the Company may be required to conduct an interim test and possibly recognize impairment charges, which may be material, in future periods.

There have been no impairment charges related to other intangibles during Fiscal 2015, Fiscal 2014 and Fiscal 2013.

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

Revenue Recognition—The Company recognizes revenue when merchandise is sold “at point of sale” in retail stores or upon delivery to a direct customer. In addition, shipping fees billed to customers are classified as sales. Amount recognized as shipping revenue during Fiscal 2015, Fiscal 2014, and Fiscal 2013, were $2.0 million, $3.0 million, and $2.5 million, respectively. Nutri-Force sells product primarily to third-party customers and to our retail and direct segments. Wholesale revenue is recognized when risk of loss, title and insurable risks have transferred to the customer, net of estimated returns and allowances. To arrive at net sales, gross sales are reduced by deferred sales, customer discounts, actual customer returns and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. Sales taxes collected from customers are presented on a net basis and as such are excluded from revenue.

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

Frequent Buyer Program—The Company has a frequent buyer program (“Healthy Awards Program”), whereby customers earn points toward free merchandise based on the dollar volume of purchases. Points are earned each calendar year and must be redeemed within the first three months of the following year or they expire. Sales are deferred at the time points are earned based on the value of points that are projected to be redeemed, which are based on historical redemption data. The Company records a liability in the period points are earned with a corresponding reduction of sales.

Store Pre-opening Costs—Costs associated with the opening of new retail stores and start up activities are expensed as incurred.

Advertising Costs—The costs of advertising for online marketing arrangements, magazines, direct mail, television and radio are expensed the first time the advertising takes place. Advertising expense was $21.6 million, $19.3 million and $16.5 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

Online Marketing Arrangements—The Company has entered into online marketing arrangements with various online companies. These agreements are established for periods of 24 months, 12 months or, in some cases, a lesser period and generally provide for compensation based on revenue sharing upon the attainment of stipulated revenue amounts, a percentage of the media expenditure managed by the online partner, or based on the number of visitors that the online company refers to the Company. The Company had no fixed payment commitments during Fiscal 2015, Fiscal 2014 and Fiscal 2013.

Income Taxes—Deferred income tax assets and liabilities are recorded in accordance with the liability method. Deferred income taxes have been provided for temporary differences between the tax bases and financial reporting bases of the Company’s assets and liabilities using the tax rates and laws in effect for the periods in which the differences are expected to reverse.

The Company accounts for tax positions based on the provisions of the accounting literature related to accounting for uncertainty in income tax positions. Such literature provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For tax positions that are not more likely than not sustainable upon audit, the Company recognizes the largest amount of the benefit that is more likely than not to be sustained. The Company makes estimates of the potential liability based on our assessment of all potential tax exposures. In addition, the Company uses factors such as applicable tax laws and regulations, current information and past experience with similar issues to make these assessments. The tax positions are analyzed regularly and adjustments are made as events occur that warrant adjustments for those positions. The Company records interest expense and penalties payable to relevant tax authorities as income tax expense.

Concentrations of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, include accounts receivable from wholesale customers as well as debit and credit card processors of retail transactions. As of December 26, 2015 and December 27, 2014, five customers represented approximately 53% and 60%, respectively, of the accounts receivable from wholesale customers. Accounts receivable from debit and credit card processors, included in prepaid expenses and other current assets on the consolidated balance sheets, totaled $10.2 million at December 26, 2015 and $7.2 million at December 27, 2014.

The Company had two suppliers from whom we purchased at least 5% of our merchandise during Fiscal 2015 and one supplier from whom we purchased at least 5% of our merchandise during Fiscal 2014 and Fiscal 2013. We purchased approximately 17% of our total merchandise from these suppliers during Fiscal 2015 and approximately 12% during Fiscal 2014 and 10% during Fiscal 2013.

The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits.

Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, net of anticipated forfeitures. With the exception of restricted shares and restricted share units, determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Compensation expense resulting from the granting of restricted shares and restricted share units is based on the grant date fair value of those common shares and is recognized generally over the two to three year vesting period for restricted shares and over the quarterly or one year vesting periods for restricted share units. For accounting purposes, the expense for performance based stock options and performance based restricted shares is calculated and recorded, based on the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. The vesting requirements for performance based stock options and performance based restricted shares permit a catch-up of vesting at the end of the vesting period.

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

Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, unvested restricted shares, warrants and unvested restricted share units are included as potential dilutive securities for the periods applicable, using the treasury stock method to the extent dilutive.

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Numerator:
Net income available to common stockholders	$53,171	$61,241	$66,546

Denominator:
Basic weighted average common shares outstanding	28,954,804	30,239,183	29,992,620

Effect of dilutive securities:
Stock options	97,114	235,057	402,814
Restricted shares	150,353	184,995	141,573
Restricted share units	1,158	4,870	4,050

Diluted weighted average common shares outstanding	29,203,429	30,664,105	30,541,057

Basic net income per common share	$1.84	$2.03	$2.22

Diluted net income per common share	$1.82	$2.00	$2.18

Stock options and restricted shares for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 for 48,538, 18,089 and 23,319 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

The Company has the intent and ability to settle the principal portion of its Convertible Notes in cash, and as such, has applied the treasury stock method, which has resulted in the underlying convertible shares being anti-dilutive in Fiscal 2015 as the Company’s average stock price from the issuance of the Convertible Notes through December 26, 2015 is less than the conversion price. Refer to Note 8. Credit Arrangements for additional information on the Convertible Notes.

Recent Accounting Pronouncements— Except as noted below, the Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on its results of operations, financial condition, or cash flows, based on current information.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. This standard does not affect the recognition and measurement guidance for debt issuance costs. Amortization of such costs will continue to be reported as interest expense. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted and the Company has elected to early adopt this standard, concurrent with the issuance of the Convertible Notes. As a result, issuance costs attributable to the liability portion of the Convertible Notes have been recorded as a direct deduction from the carrying amount of the Convertible Notes liability. The adoption of ASU 2015-03 has no impact on any prior period financial statements presented, as debt issuance costs previously incurred relate to the Company’s revolving credit facility and will continue to be recorded in other long-term assets.

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

3. Acquisitions

Nutri-Force

On June 6, 2014, the Company acquired all of the outstanding equity interests of Nutri-Force. The total purchase price was $86.1 million in cash, which includes $5.0 million of contingent consideration which was paid in Fiscal 2015. See Note 15. Segment and Product Data for additional information. The acquisition was funded by cash on hand. The results of operations of the acquired business are included in the Company’s results from the acquisition date.

The Company has recorded its accounting for this acquisition in accordance with accounting guidance on business combinations. The acquisition resulted in goodwill primarily related to the expected benefits resulting from vertical integration as well as growth opportunities. The Company recorded $1.9 million and $4.0 million of acquisition and integration related costs during Fiscal 2015 and Fiscal 2014, respectively, which are included in the consolidated statement of income within selling, general and administrative expenses.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values. The goodwill was allocated to the Company’s manufacturing segment. The allocation is as follows (in thousands):

Consideration transferred	$81,538
Working capital adjustment	(487)
Estimated contingent consideration	4,041 (a)

Total consideration	$85,092

Less: net identifiable assets acquired
Current assets	33,798
Non-current assets	10,008
Intangible assets	18,800
Current liabilities	(10,150)

Total net identifiable assets acquired	$52,456

Goodwill	$32,636

(a)	In the fourth quarter of Fiscal 2014, the Company recorded approximately $1.0 million of additional contingent consideration, which is included in the consolidated statement of income within selling, general and administrative expenses.

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

From June 6, 2014 through December 27, 2014, the acquired business generated net sales to third parties of $40.3 million and a pre-tax net loss of $1.8 million, excluding acquisition and integration costs. The pre-tax net loss includes the $4.5 million of charges related to the inventory valuation step-up noted above. The results represent the manufacturing segment. Pro forma results are not presented as the acquisition was not significant to the operating results for Fiscal 2015, Fiscal 2014 or Fiscal 2013.

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

Intangible assets consist of a tradename of $2.4 million which is being amortized over the estimated useful life. Long-term liabilities include unfavorable leases for certain retail locations of $0.8 million. The unfavorable lease liabilities are being amortized to rent expense over their respective lease terms, ranging from 2 to 9 years. The goodwill of $33.4 million is being amortized for tax purposes.

From February 15, 2013 through December 28, 2013 the acquired business generated net sales of $66.1 million and net income of $3.1 million, excluding acquisition and integration costs. Pro forma results are not presented as the acquisition was not significant to the operating results for Fiscal 2015, Fiscal 2014 and Fiscal 2013.

4. Inventories

The components of inventories are as follows (in thousands):

	December 26, 2015	December 27, 2014
Finished goods	$211,879	$171,896
Work-in-process	6,180	4,592
Raw materials	8,771	10,539

	$226,830	$187,027

5. Goodwill and Intangible Assets

Goodwill is allocated between the Company’s segments (reporting units), retail, direct and manufacturing. The following table discloses the carrying value of all intangible assets (in thousands):

	December 26, 2015			December 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Goodwill	$243,269	$—	$243,269	$243,269	$—	$243,269
Tradenames - Indefinite-lived	68,405	—	68,405	68,405	—	68,405
Brands	10,000	880	9,120	10,000	324	9,676
Customer relationships	7,500	594	6,906	7,500	219	7,281
Tradenames - Definite-lived	4,673	2,722	1,951	4,250	1,735	2,515
Software	1,300	412	888	1,300	152	1,148
Intangibles related to asset purchase	—	—	—	2,950	2,950	—

	$335,147	$4,608	$330,539	$337,674	$5,380	$332,294

Intangible amortization expense for Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $2.3 million, $1.7 million and $0.9 million, respectively. The annual impairment tests for goodwill and tradenames were performed during the fourth quarter of Fiscal 2015. There have been no impairment charges related to goodwill or other intangibles during Fiscal 2015, Fiscal 2014 and Fiscal 2013.

The useful lives of the Company’s definite-lived intangible assets are between 3 to 20 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at December 26, 2015, is as follows (in thousands):

Fiscal 2016	$1,515
Fiscal 2017	1,415
Fiscal 2018	1,415
Fiscal 2019	1,260
Fiscal 2020	1,155
Thereafter	12,108

$18,865

6. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 26, 2015	December 27, 2014
Leasehold improvements	$168,830	$160,348
Furniture, fixtures and equipment	170,391	155,927
Software	59,049	52,040

	398,270	368,315
Less: accumulated depreciation and amortization	(274,222)	(238,613)

Subtotal	124,048	129,702
Construction in progress	16,110	10,894

	$140,158	$140,596

Depreciation and amortization expense on property and equipment for the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013 was approximately $36.1 million, $32.5 million and $27.1 million, respectively. The Company recognized impairment charges of $1.2 million during Fiscal 2015 on fixed assets related to five of its underperforming retail locations still in use in the Company’s operations and three retail locations in Ontario, Canada which the Company expects to close during the second quarter of Fiscal 2016. The Company recognized impairment charges of $0.4 million during Fiscal 2014 on fixed assets related to three of its underperforming retail locations still in use in the Company’s operations.

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 26, 2015	December 27, 2014
Accrued salaries and related expenses	$10,115	$8,824
Sales tax payable and related expenses	6,975	6,494
Accrued fixed asset additions	5,842	7,290
Other accrued expenses	24,844	30,713

	$47,776	$53,321

The Company is involved in ongoing examinations with various taxing authorities regarding non-income based tax matters for Fiscal 2015 and prior. The final obligation to these authorities may be subject to either an increase or decrease to the initial estimates recorded. As of December 26, 2015, the Company believes the reserves for these matters are adequately provided for in its consolidated financial statements, the reserves of which are reflected in “Sales tax payable and related expenses” in the table above.

8. Credit Arrangements

Convertible Senior Notes due 2020

On December 9, 2015, the Company completed an offering of $143.8 million of its 2.25% Convertible Senior Notes due 2020 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations of the Company. Interest on the Convertible Notes is payable on June 1 and December 1 of each year, commencing on June 1, 2016 until their maturity date of December 1, 2020. The Company may not redeem the Convertible Notes prior to the maturity date.

Prior to July 1, 2020, the Convertible Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2016, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after July 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

The Convertible Notes will be convertible at an initial conversion rate of 25.1625 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $39.74. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” as defined. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.

The Company allocated the principal amount of the Convertible Notes between its liability and equity components (see table below). The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the conversion feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the principal amount of the Convertible Notes as a whole. The equity component was recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Convertible Notes over the carrying amount of the liability component was recorded as a debt discount, and is being amortized to interest expense using an effective interest rate of 3.8% over the term of the Convertible Notes. The Company allocated the total amount of transaction costs incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the liability component of the Convertible Notes, and are being amortized to interest expense using the effective interest method through the maturity date. Transaction costs attributable to the equity component were netted with the equity component of the Convertible Notes in additional paid-in capital.

The Convertible Notes consist of the following components as of December 26, 2015 (in thousands):

Liability component:
Principal	$143,750
Conversion feature	(24,800)
Liability portion of debt issuance costs	(3,800)
Amortization	260

Net carrying amount	$115,410

Equity component:
Conversion feature	$24,800
Equity portion of debt issuance costs	(793)
Deferred taxes	941

Net carrying amount	$24,948

In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions for which it paid an aggregate $26.4 million. In addition, the Company sold warrants for which it received aggregate proceeds of $13.0 million. The convertible note hedge transactions are expected generally to reduce potential dilution of the Company’s common stock upon any conversion of notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes. However, the warrant transaction could separately have a dilutive effect to the extent that the market value per share of the Company’s common stock exceeds the applicable strike price of the warrant transactions, which is approximately $52.99 at inception. As these transactions meet certain accounting criteria, the convertible note hedge and warrant transactions are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period.

The net proceeds from the Convertible Notes and related transactions of $125.7 million, net of commissions and offering costs of $4.6 million, are being used to repurchase shares of the Company’s common stock under the Company’s share repurchase programs. Refer to Note 11. Share Repurchase Programs for additional information.

Revolving Credit Facility

As of December 26, 2015 and December 27, 2014, the Company had $8.0 million of borrowings outstanding on its Revolving Credit Facility.

Subject to the terms of the Revolving Credit Facility, which has a maturity date of October 11, 2018, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable as well as certain inventory of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount borrowed at any given point during Fiscal 2015 was $28.0 million. The unused available line of credit under the Revolving Credit Facility at December 26, 2015 was $79.1 million.

Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.25% or 0.50% or the adjusted Eurodollar rate plus 1.25% or 1.50%, in each case with the higher spread applicable in the event that the aggregate amount of the borrowings under the Revolving Credit Facility exceeds 50% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit facility for Fiscal 2015 was 1.47%. The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility was 0.25% as of December 26, 2015 and December 27, 2014.

Interest expense, net for Fiscal 2015, 2014 and 2013 consists of the following (in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Interest / fees on the revolving credit facility and other interest	$487	$344	$419
Amortization of deferred financing fees	237	164	96
Interest on convertible notes	159	—	—
Amortization of debt discount on convertible notes	223	—	—
Interest income	(1)	(13)	(20)

Interest expense, net	$1,105	$495	$495

9. Income Taxes

The provision for income taxes for Fiscal 2015, Fiscal 2014 and Fiscal 2013 consists of the following (in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Current:
Federal	$30,696	$38,432	$36,070
State	5,385	6,438	6,636

Total current	36,081	44,870	42,706

Deferred:
Federal	(1,283)	(3,497)	256
State	(81)	(453)	289

Total deferred	(1,364)	(3,950)	545

Provision for income taxes	$34,717	$40,920	$43,251

A reconciliation of the statutory Federal income tax rate and effective rate of the provision for income taxes is as follows:

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	3.4%	4.2%	4.4%
Adjustments for uncertain tax positions	—	—	(0.5)%
Other	1.1%	0.9%	0.5%

Effective tax rate	39.5%	40.1%	39.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 26, 2015 and December 27, 2014 are as follows (in thousands):

	December 26, 2015	December 27, 2014
Deferred tax assets:
Net operating loss carryforward	$1,806	$1,142
Deferred rent	11,389	11,861
Tenant allowance	4,215	3,667
Deferred sales	4,011	4,386
General accrued liabilities	6,790	6,165
Deferred wages and compensation	569	711
Inventory	7,205	4,339
Equity compensation expense	3,400	6,304
Debt	1,002	—
Other	3,299	2,062

	43,686	40,637
Valuation allowance	(1,806)	(1,142)

Deferred tax assets	41,880	39,495

Deferred tax liabilities:
Trade name and goodwill	(29,777)	(29,368)
Accumulated depreciation	(9,488)	(9,612)
Prepaid expenses	(2,012)	(2,217)

Deferred tax liabilities	(41,277)	(41,197)

Net deferred tax asset (liability)	$603	$(1,702)

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Balance Sheet Classification of Deferred Taxes (Topic 740) to simplify the presentation of deferred taxes by requiring the classification of all deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The Company is electing a prospective early application of ASU 2015-17 for Fiscal 2015. Prior periods were not retrospectively adjusted.

Management periodically assesses whether the Company is more likely than not to realize some or all of its deferred tax assets. As of December 26, 2015, with the exception of $1.8 million of deferred tax assets arising from a foreign and state net operating loss carryforward against which there is a valuation allowance (see above table), management determined that the Company is more likely than not to realize the deferred tax assets detailed above. Realization of deferred tax assets associated with the state net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiction.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $0.4 million at December 26, 2015, $0.4 million at December 27, 2014 and $0.3 million at December 28, 2013. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 29, 2012	$5,630
Additions based on tax positions related to the current year	13
Additions for tax positions of prior years	—
Decreases for tax positions of prior years due to revaluation of positions	(4,627)
Decreases for tax positions of prior years due to lapse of statutes	(612)

Balance at December 28, 2013	$404
Additions based on tax positions related to the current year	148
Additions for tax positions of prior years	—
Decreases for tax positions of prior years due to revaluation of positions	—
Decreases for tax positions of prior years due to lapse of statutes	(93)

Balance at December 27, 2014	$459
Additions based on tax positions related to the current year	107
Additions for tax positions of prior years	—
Decreases for tax positions of prior years due to revaluation of positions	—
Decreases for tax positions of prior years due to lapse of statutes	(97)

Balance at December 26, 2015	$469

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, Puerto Rico and Canada. The Company recognizes interest related to uncertain tax positions in income tax expense. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2012 and for state examinations before 2009. However, the tax authorities still have the ability to review the relevance of net operating loss carryforwards created in closed years if such tax attributes are utilized in open years (subsequent to 2009).

The Company has domestic (U.S. state) and foreign net operating losses of approximately $1.4 million and $6.3 million at December 26, 2015, against which a full valuation allowance is recorded. Domestic net operating losses generated in the state of New Jersey will continue to expire annually through Fiscal 2032. The Company’s foreign net operating loss is generated through operations in Canada, and will expire in Fiscal 2034.

10. Stock Based Compensation

Equity Incentive Plans - The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”), under which the Company has granted stock options (includes non-qualified as well as performance based stock options), restricted shares (includes time based as well as performance based restricted shares) and restricted share units. The issuance of up to 7,453,678 shares of common stock is authorized under these plans. As of December 26, 2015, there were 2,484,022 shares available to grant under both plans, which includes 120,134 shares currently held by the Company as treasury stock. Restricted shares and restricted share units are issued at a value not less than the fair market value of the common shares on the date of the grant and stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant. Equity awards of restricted shares generally shall become vested between two and three years subsequent to the date on which such equity grants were awarded. Generally, stock options awarded shall become vested in four equal increments on each of the first, second, third and fourth anniversaries of the date on which such equity grants were awarded and generally have a maximum term of 10 years. However, regarding performance based restricted shares and performance based stock options, vesting is dependent not only on the passage of time, but also on the attainment of certain internal performance metrics. The vesting requirements for performance based restricted shares and performance based stock options permit a catch-up of vesting at the end of the vesting period. For accounting purposes, the expense for performance based stock options and performance based restricted shares is calculated and recorded, based on the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. Restricted share units generally shall become vested quarterly, or one year, subsequent to the date on which such equity grants were awarded.

The following table summarizes restricted shares for the 2009 Plan as of December 26, 2015 and changes during Fiscal 2015:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2014	448,611	$45.04
Granted	251,603	$39.57
Vested	(156,535)	$43.13
Canceled/forfeited	(145,117)	$44.17

Unvested at December 26, 2015	398,562	$42.65

The total intrinsic value of restricted shares vested during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $6.3 million, $5.7 million and $1.3 million, respectively.

The following table summarizes stock options for the 2006 and 2009 Plans as of December 26, 2015 and changes during Fiscal 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 27, 2014	383,577	$24.14
Granted	—	—
Exercised	(56,463)	$23.93
Canceled/forfeited	(42,276)	$34.47

Outstanding at December 26, 2015	284,838	$22.65	2.88	$3,464

Vested or expected to vest at December 26, 2015	284,588	$22.65	2.88

Vested and exercisable at December 26, 2015	282,338	$22.36	2.85	$3,464

The total intrinsic value of options exercised during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $1.0 million, $16.0 million and $6.1 million, respectively. The cash received from options exercised during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $1.4 million, $9.4 million and $3.5 million, respectively.

The following table summarizes restricted share units for the 2009 Plan as of December 26, 2015 and changes during Fiscal 2015:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 27, 2014	9,633	$51.37
Granted	20,747	$39.99
Vested	(19,100)	$47.35
Canceled/forfeited	—	—

Unvested at December 26, 2015	11,280	$37.25

The total intrinsic value of restricted share units vested during Fiscal 2015, Fiscal 2014, and Fiscal 2013 was $0.6 million, $0.3 million and $0.3 million, respectively.

Compensation expense attributable to stock-based compensation for Fiscal 2015 was $5.5 million, for Fiscal 2014 was $6.9 million and for Fiscal 2013 was $8.3 million. As of December 26, 2015, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares and restricted share units to be expensed in future periods is $6.1 million, and the related weighted average period over which it is expected to be recognized is 1.6 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares and restricted share units as of December 26, 2015 is approximately $0.6 million.

The weighted average grant date fair value of stock options was $18.99 and $23.76 for Fiscal 2014 and Fiscal 2013, respectively. These valuations represent the fair value of subsequent annual tranches of performance based stock option grants, and there were no such valuations during Fiscal 2015. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	December 27, 2014	December 28, 2013
Expected dividend yield	0.0%	0.0%
Weighted average expected volatility	35.3%	39.0%
Weighted average risk-free interest rate	1.4%	0.6%
Expected holding period(s)	4.00 - 4.43 years	4.00 - 4.93 years

Treasury Stock — As part of the Company’s equity incentive plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During Fiscal 2015, the Company purchased 62,678 shares in settlement of employees’ tax obligations for a total of $2.5 million. The Company accounts for treasury stock using the cost method. These shares are available to grant under the Company’s equity incentive plans.

11. Share Repurchase Programs

On August 5, 2014, May 6, 2015 and November 23, 2015, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time over three year periods ending on August 4, 2017, May 5, 2018 and November 22, 2018, respectively. As of December 26, 2015, 5,511,769 shares have been repurchased for a total of $203.9 million. The repurchase program does not obligate the Company to acquire any specific number of shares of its common stock and may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing such shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases.

During Fiscal 2015 and Fiscal 2014, the Company repurchased 1,182,990 and 201,000 shares, respectively, of its common stock in the open market. The shares were retired upon repurchase. Open market share repurchases were $44.2 million in Fiscal 2015 and $7.8 million in Fiscal 2014 with average repurchase prices per share of $37.38 and $38.88, respectively.

Additionally, the Company has entered into accelerated share repurchase (“ASR”) arrangements with financial institutions. In exchange for an up-front payment, the financial institutions initially deliver shares of the Company’s common stock. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, is determined at the end of the purchase period of each ASR based on the volume weighted-average price of the Company’s common stock during that period. The shares are retired in the periods they are delivered, and each up-front payment is accounted for as a reduction to stockholders’ equity in the Company’s Consolidated Balance Sheet in the period the payment was made. The Company reflects each ASR as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as a forward contract indexed to its own common stock. The ASRs met all of the applicable criteria for equity classification, and therefore, were not accounted for as derivative instruments.

The following table summarizes the Company’s ASR arrangements:

Beginning of ASR Period	Up-front Payment (in millions)	Initial Share Deliveries	End of ASR Period	Final Shares Delivered	Average Repurchase Price
November, 2014	$50.0	982,714	January, 2015	88,325	$46.68

December, 2015	$50.0	1,391,940	*	*	*

*	To be determined at the end of the purchase period of the ASR.

In December 2015, the Company also repurchased 1,664,800 shares of its common stock for $51.9 million, or $31.17 per share, from purchasers of the Convertible Notes in privately negotiated transactions.

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

The Company recognized expenses for the 401k Plan of $1.9 million in Fiscal 2015, $1.6 million in Fiscal 2014, and $1.5 million in Fiscal 2013.

The Company had a Non-qualified Deferred Compensation Plan (“DC Plan”) which was terminated in January 2015 and did not have a material effect on the Company’s financial statements. The DC Plan allowed participants the opportunity to defer pretax amounts up to 75% of base salary and up to 100% of other eligible compensation. The DC Plan was primarily funded by elective contributions made by the participants. The assets of the DC Plan were $2.7 million at December 27, 2014. Accordingly, gains and losses on the underlying investments, which are held in a Rabbi Trust, were recognized in the consolidated statements of income. The liabilities for the DC Plan were $2.3 million at December 27, 2014.

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

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Minimum rentals	$117,578	$107,456	$97,332
Contingent rentals	154	103	110

	117,732	107,559	97,442
Less: Sublease rentals	(273)	(245)	(244)

Net rental expense	$117,459	$107,314	$97,198

As of December 26, 2015, the Company’s real estate lease commitments are as follows (in thousands):

Fiscal year	Total Operating Leases (1)
2016	119,983
2017	112,965
2018	98,839
2019	81,637
2020	66,382
Thereafter	195,019

$674,825

(1)	Store operating leases included in the above table do not include contingent rent based upon sales volume. Operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 17.5% of our minimum lease obligations for Fiscal 2015. In addition, not included are variable activity based fees associated with our west coast logistics facility, which were approximately $0.6 million during Fiscal 2015.

14. Legal Proceedings

The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. As of December 26, 2015, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

15. Segment and Product Data

The Company currently operates three business segments, retail, direct and manufacturing. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments as well as corporate costs. The retail segment primarily includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of VMS products through Vitamin Shoppe, Super Supplements and Vitapath retail stores in the United States, Puerto Rico and in Canada. The direct segment generates revenue through the sale of VMS products primarily through the Company’s websites. The Company’s websites offer customers online access to a full assortment of approximately 19,400 SKUs. The manufacturing segment supplies the retail and direct segments, along with various thirds parties, with finished products for sale. Corporate costs represent all other expenses not allocated to the retail, direct or manufacturing segments which include, but are not limited to: human resources, legal, retail management, direct management, finance, information technology, depreciation (primarily related to assets utilized by the retail and direct business segments as well as corporate assets) and amortization, and various other corporate level activity related expenses. Intercompany sales transactions are eliminated in consolidation.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The Company has allocated $165.3 million, $45.3 million and $32.6 million of its recorded goodwill to the retail, direct and manufacturing segments, respectively. The Company does not have identifiable assets separated by segment, with the exception of the identifiable assets of the manufacturing segment, which were $88.4 million and $96.2 million as of December 26, 2015 and December 27, 2014, respectively. Capital expenditures for the manufacturing segment during Fiscal 2015 were $3.5 million and from the acquisition date of June 6, 2014 through December 27, 2014 were approximately $0.5 million. At December 26, 2015 and December 27, 2014, long lived assets of the manufacturing segment were $60.4 million and $59.9 million, respectively. Depreciation and amortization expense, included in selling, general and administrative expenses, for the manufacturing segment during Fiscal 2015 was $1.5 million and from the acquisition date of June 6, 2014 through December 27, 2014 was $0.9 million.

The following table contains key financial information of the Company’s business segments (in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Net sales:
Retail	$1,081,123	$1,042,054	$969,610
Direct	128,825	130,644	117,859
Manufacturing	91,159	48,102	—

Segment net sales	1,301,107	1,220,800	1,087,469
Elimination of intersegment revenues	(34,558)	(7,754)	—

Net sales	1,266,549	1,213,046	1,087,469

Income from operations:
Retail	192,598	194,864	192,439
Direct	20,904	22,755	21,930
Manufacturing (1)	(1,977)	(1,830)	—
Corporate costs (2)	(122,532)	(113,133)	(104,077)

Income from operations	$88,993	$102,656	$110,292

(1)	In Fiscal 2015, income from operations for the manufacturing segment includes a $1.4 million charge for accounts receivable for one wholesale customer which were deemed uncollectible, and in Fiscal 2014 includes $4.5 million in charges related to the inventory valuation step up for inventory sold subsequent to the acquisition of Nutri-Force.

(2)	Corporate costs include (in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Depreciation and amortization expenses	$37,004	$32,968	$28,026
Management realignment charges (a)	3,396	—	—
Reinvention costs (b)	2,723	—	—
Acquisition and integration costs	1,874	4,777	4,336
Contingent consideration for Nutri-Force acquisition	—	959	—
Insurance recoveries from Superstorm Sandy	—	—	(1,079)

(a)	During Fiscal 2015, the Company incurred management realignment charges, which primarily consisted of severance, sign-on bonuses, recruiting and relocation costs.
(b)	During Fiscal 2015, the Company launched a comprehensive initiative to review and improve its customers’ experience across its retail and e-commerce channels. The costs incurred represent outside consultants fees.

The following table represents net merchandise sales by major product category (in thousands):

	Fiscal Year Ended
Product Category	December 26, 2015 (a)	December 27, 2014 (a)	December 28, 2013
Vitamins, Minerals, Herbs and Homeopathy	$301,520	$285,775	$276,447
Sports Nutrition	432,205	428,845	393,659
Specialty Supplements	308,162	313,025	305,320
Other	222,615	182,352	109,554

Total	1,264,502	1,209,997	1,084,980
Delivery Revenue	2,047	3,049	2,489

	$1,266,549	$1,213,046	$1,087,469

(a)	In Fiscal 2015 and Fiscal 2014, the “Other” product category includes net merchandise sales to third parties of Nutri-Force of $56.6 million and $40.3 million, respectively.

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

The Company’s financial instruments include cash, accounts receivable, accounts payable and its revolving credit facility. The Company believes that the recorded values of these financial instruments approximate their fair values due to their nature and respective durations.

The fair value and carrying value of the Convertible Notes as of December 26, 2015 was $119.8 million and $115.4 million, respectively. The fair value of the Convertible Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of the Company’s Convertible Notes, when available, the Company’s stock price and interest rates based on similar debt issued by parties with credit ratings similar to the Company (Level 2).

Certain assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. These measures of fair value, and related inputs, are considered level 2 or 3 measures under the fair value hierarchy.

17. Selected Quarterly Financial Information (unaudited)

The following table summarizes the Fiscal 2015 and Fiscal 2014 quarterly results (in thousands, except for share data):

	Fiscal Quarter Ended
	March	June	September	December
Fiscal Year Ended December 26, 2015
Net sales	$336,835	$322,338	$313,886	$293,490
Gross profit	114,649	108,260	104,709	91,297
Income from operations	30,955	23,564	23,357	11,117
Net income	18,700	14,241	14,098	6,132
Net income per common share:
Basic	$0.63	$0.49	$0.49	$0.22
Diluted	$0.63	$0.48	$0.48	$0.22

Fiscal Year Ended December 27, 2014
Net sales	$307,836	$306,218	$308,910	$290,082
Gross profit	109,469	102,907	97,294	94,589
Income from operations	34,247	28,166	20,549	19,694
Net income	20,509	16,926	12,197	11,609
Net income per common share:
Basic	$0.68	$0.56	$0.40	$0.39
Diluted	$0.67	$0.55	$0.40	$0.38

The following table summarizes certain items for Fiscal 2015 and Fiscal 2014 which impacted quarterly results on a pre-tax basis (in thousands):

	Fiscal Quarter Ended
	March	June	September	December
Fiscal Year Ended December 26, 2015
Integration costs (1)	$360	$410	$617	$487
Management realignment charges (2)	—	2,174	—	1,222
Accounts receivable bad debt reserve charge (3)	—	1,370	—	—
Reinvention costs (4)	—	—	1,026	1,697
Super Supplements conversion costs (5)	—	—	—	1,766
Product write-off (6)	—	—	—	1,330
Canada stores closing costs (7)	—	—	—	885

Fiscal Year Ended December 27, 2014
Acquisition and integration costs	$1,758	$2,248	$289	$482
Inventory valuation step-up recognized in cost of goods sold	—	1,200	3,306	—
Contingent consideration for Nutri-Force acquisition	—	—	—	959

(1)	Represents integration costs related to the acquisition of Nutri-Force, consisting primarily of professional fees.
(2)	Management realignment charges primarily consist of severance, sign-on bonuses, recruiting and relocation costs.
(3)	Represents a charge to increase the allowance for doubtful accounts for Nutri-Force, related to one wholesale customer that abruptly ceased operations.
(4)	The costs represent outside consultants fees in connection with the Company’s “reinvention strategy”.
(5)	Conversion costs primarily include inventory reserve charges, product markdowns and accelerated depreciation.
(6)	Represents a charge to inventory reserves for the write-off of USPlabs® products which the Company ceased selling.
(7)	Costs include inventory reserve charges, impairment charges to fixed assets and severance charges.