Form 10-Q
period 2016-03-26
Vitamin Shoppe, Inc.
filed 2016-05-04
CIK 1360530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to                     .
Commission file number: 001-34507
_________________________________________________________________________________________
VITAMIN SHOPPE, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________

Delaware	11-3664322
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
300 Harmon Meadow Blvd.
Secaucus, New Jersey 07094
(Addresses of Principal Executive Offices, including Zip Code)
(201) 868-5959
(Registrant’s Telephone Number, Including Area Code)
_________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒
As of April 15, 2016 Vitamin Shoppe, Inc. had 24,268,995 shares of common stock outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding future financial results and performance, future business prospects, revenue, stores, our ability to implement strategic initiatives and meet market expectations, share repurchases, product offerings, contract manufacturing, supply chain network utilization, intellectual property, integration of acquisitions, working capital, liquidity, capital expenditures, capital needs and interest costs, industry based factors, including the level of competition in the vitamin, mineral and supplement industry, continued demand from the primary markets Vitamin Shoppe, Inc. (the “Company” or “we”) serves, consumer perception of our products, the availability of raw materials, as well as economic conditions generally and factors more specific to the Company such as compliance with manufacturing, healthcare, environmental and other regulations, changes in accounting standards, certifications and practices and restrictions imposed by the Company’s Revolving Credit Facility (as defined below), including financial covenants and limitations on the Company’s ability to incur additional indebtedness and the Company’s future capital requirements, and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015 and in our other reports and documents filed with the Securities and Exchange Commission (the “SEC”). You can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “predicts”, “intends”, “plans”, “estimates”, “anticipates”, “target”, “could” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, product liability claims and recalls, the availability of insurance, the strength of the economy, changes in the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, trade restrictions, international operations, availability of suitable store locations at appropriate terms, new credit card technology, e-commerce relationships, disruptions of manufacturing, warehouse or distribution facilities or information systems, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC).
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

		Page No.
	PART I. FINANCIAL INFORMATION	4
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets (unaudited) as of March 26, 2016 and December 26, 2015	4
	Condensed Consolidated Statements of Income (unaudited) for the three months ended March 26, 2016 and March 28, 2015	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 26, 2016 and March 28, 2015	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for three months ended March 26, 2016 and March 28, 2015	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

	PART II. OTHER INFORMATION	27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

Signature		29
EX 10.01
EX 10.03
EX 10.06
EX 10.07
EX 10.08
EX 31.1
EX 31.2
EX 32.1
EX 32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 26, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,096	$15,104
Accounts receivable, net of allowance of $897 and $897 in 2016 and 2015, respectively	5,609	7,437
Inventories	227,796	226,830
Prepaid expenses and other current assets	29,438	25,194
Total current assets	264,939	274,565
Property and equipment, net of accumulated depreciation and amortization of $281,913 and $274,222 in 2016 and 2015, respectively	138,718	140,158
Goodwill	243,269	243,269
Other intangibles, net	86,903	87,270
Other assets	2,750	3,429
Total assets	$736,579	$748,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$6,000	$8,000
Accounts payable	54,253	41,217
Accrued expenses and other current liabilities	70,064	68,259
Total current liabilities	130,317	117,476
Convertible notes, net	116,743	115,410
Deferred rent	39,461	39,889
Other long-term liabilities	611	615
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at March 26, 2016 and December 26, 2015	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 24,415,944 shares issued and 24,288,845 shares outstanding at March 26, 2016, and 25,993,715 shares issued and 25,873,581 shares outstanding at December 26, 2015	244	260
Additional paid-in capital	99,511	139,827
Treasury stock, at cost; 127,099 shares at March 26, 2016 and 120,134 shares at December 26, 2015	(5,440)	(5,225)
Accumulated other comprehensive loss	(149)	(60)
Retained earnings	355,281	340,499
Total stockholders’ equity	449,447	475,301
Total liabilities and stockholders’ equity	$736,579	$748,691
See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Net sales	$336,774	$336,835
Cost of goods sold	220,527	222,186
Gross profit	116,247	114,649
Selling, general and administrative expenses	88,985	83,694
Income from operations	27,262	30,955
Interest expense, net	2,262	164
Income before provision for income taxes	25,000	30,791
Provision for income taxes	10,218	12,091
Net income	$14,782	$18,700
Weighted average common shares outstanding
Basic	24,802,335	29,497,599
Diluted	25,009,058	29,867,344
Net income per common share
Basic	$0.60	$0.63
Diluted	$0.59	$0.63
See accompanying notes to condensed consolidated financial statements.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Net income	$14,782	$18,700
Other comprehensive income (loss):
Foreign currency translation adjustments	(89)	93
Other comprehensive income (loss)	(89)	93
Comprehensive income	$14,693	$18,793
See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Cash flows from operating activities:
Net income	$14,782	$18,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	10,063	9,227
Impairment charges on fixed assets	218	—
Amortization of deferred financing fees	237	39
Amortization of debt discount on convertible notes	1,134	—
Deferred income taxes	612	234
Deferred rent	(709)	(506)
Equity compensation expense	1,710	2,143
Issuance of shares for services rendered	167	—
Tax benefits on exercises of equity awards	117	(113)
Contingent consideration for acquisition of FDC Vitamins, LLC	—	(959)
Changes in operating assets and liabilities:
Accounts receivable	1,828	3,110
Inventories	(554)	(26,303)
Prepaid expenses and other current assets	(4,245)	(197)
Other long-term assets	7	(219)
Accounts payable	12,442	9,648
Accrued expenses and other current liabilities	5,123	(9,783)
Other long-term liabilities	263	513
Net cash provided by operating activities	43,195	5,534
Cash flows from investing activities:
Capital expenditures	(11,681)	(11,274)
Acquisition of FDC Vitamins, LLC	—	487
Trademarks and other intangible assets	(91)	(149)
Net cash used in investing activities	(11,772)	(10,936)
Cash flows from financing activities:
Borrowings under revolving credit facility	15,000	18,000
Repayments of borrowings under revolving credit facility	(17,000)	(8,000)
Bank overdraft	141	4,538
Contingent consideration payment for acquisition of FDC Vitamins, LLC	—	(4,041)
Proceeds from exercises of common stock options	—	783
Issuance of shares under employee stock purchase plan	164	207
Tax benefits on exercises of equity awards	(117)	113
Purchases of treasury stock	(215)	(101)
Purchases of shares under Share Repurchase Programs	(42,307)	(16,541)
Other financing activities	(20)	(24)
Net cash used in financing activities	(44,354)	(5,066)
Effect of exchange rate changes on cash and cash equivalents	(77)	156
Net decrease in cash and cash equivalents	(13,008)	(10,312)

Cash and cash equivalents beginning of period	15,104	12,166
Cash and cash equivalents end of period	$2,096	$1,854
Supplemental disclosures of cash flow information:
Interest paid	$65	$65
Income taxes paid	$59	$1,630
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$4,582	$4,649
See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
Vitamin Shoppe, Inc. (“VSI”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “Industries” together with VSI, the “Company”), is a multi-channel specialty retailer and contract manufacturer of nutritional products. Sales of both national brands and our own brands of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products (“VMS products”) are made through VSI-operated retail stores and the internet to customers located primarily in the United States. The Company manufactures products for both sales to third parties as well as for the VSI product assortment.
The condensed consolidated financial statements as of March 26, 2016 and March 28, 2015 are unaudited. The condensed consolidated balance sheet as of December 26, 2015 was derived from our audited financial statements. All intercompany transactions and balances have been eliminated in consolidation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K for the fiscal year ended December 26, 2015, as filed with the Securities and Exchange Commission on February 23, 2016 (the “Fiscal 2015 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
The Company's fiscal year ends on the last Saturday in December. As used herein, the term "Fiscal Year" or "Fiscal" refers to a 52-week or 53-week period, ending on the last Saturday in December. Fiscal 2016 is a 53-week fiscal year. The results for the three months ended March 26, 2016 and March 28, 2015 are each based on 13-week periods.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 will require modified retrospective application at the beginning of our first quarter of Fiscal 2019, but permits adoption in an earlier period. The Company is evaluating ASU 2016-02 in order to determine the impact of this guidance on the Company’s condensed consolidated financial statements and anticipates this guidance will significantly impact our condensed consolidated financial statements given we have a significant number of leases.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 addresses simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of ASU 2016-09 is permitted. The Company is evaluating ASU 2016-09 to determine if this guidance will have a material impact on the Company’s condensed consolidated financial statements.
2. Inventories
The components of inventories are as follows (in thousands):

	March 26, 2016	December 26, 2015
Finished goods	$210,522	$211,879
Work-in-process	6,539	6,180
Raw materials	10,735	8,771
	$227,796	$226,830
3. Goodwill and Intangible Assets
Goodwill is allocated between the Company’s segments (reporting units), retail, direct and manufacturing. The following table discloses the carrying value of all intangible assets (in thousands):

	March 26, 2016			December 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Goodwill	$243,269	$—	$243,269	$243,269	$—	$243,269
Tradenames – Indefinite-lived	68,405	—	68,405	68,405	—	68,405
Brands	10,000	1,019	8,981	10,000	880	9,120
Customer relationships	7,500	688	6,812	7,500	594	6,906
Tradenames – Definite-lived	4,764	2,882	1,882	4,673	2,722	1,951
Software	1,300	477	823	1,300	412	888
	$335,238	$5,066	$330,172	$335,147	$4,608	$330,539

The useful lives of the Company’s definite-lived intangible assets are between 3 to 20 years. The expected amortization expense on definite-lived intangible assets on the Company’s condensed consolidated balance sheet at March 26, 2016, is as follows (in thousands):

Remainder of Fiscal 2016	$1,065
Fiscal 2017	1,422
Fiscal 2018	1,422
Fiscal 2019	1,270
Fiscal 2020	1,163
Thereafter	12,156
$18,498

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 26, 2016	December 26, 2015
Accrued salaries and related expenses	$14,688	$10,115
Accrued income taxes	10,183	4
Sales tax payable and related expenses	7,922	6,975
Deferred sales	7,086	20,483
Accrued fixed asset additions	2,471	5,842
Other accrued expenses	27,714	24,840
	$70,064	$68,259

5. Credit Arrangements

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
Prior to July 1, 2020, the Convertible Notes will be convertible only under certain circumstances. The Convertible Notes will be convertible at an initial conversion rate of 25.1625 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $39.74. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” as defined. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.
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
The Convertible Notes consist of the following components (in thousands):

	March 26, 2016	December 26, 2015
Liability component:
Principal	$143,750	$143,750
Conversion feature	(24,800)	(24,800)
Liability portion of debt issuance costs	(3,792)	(3,800)
Amortization	1,585	260
Net carrying amount	$116,743	$115,410

Equity component:
Conversion feature	$24,800	$24,800
Equity portion of debt issuance costs	(793)	(793)
Deferred taxes	941	941
Net carrying amount	$24,948	$24,948

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
The net proceeds from the Convertible Notes and related transactions of $125.7 million, net of commissions and offering costs of $4.6 million, were used to repurchase shares of the Company’s common stock under the Company’s share repurchase programs. Refer to Note 9. Share Repurchase Programs for additional information.
Revolving Credit Facility
As of March 26, 2016 and as of December 26, 2015, the Company had $6.0 million and $8.0 million of borrowings outstanding on its Revolving Credit Facility (the "Revolving Credit Facility"), respectively.
Subject to the terms of the Revolving Credit Facility, which has a maturity date of October 11, 2018, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable as well as certain inventory of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount borrowed during the three months ended March 26, 2016 and March 28, 2015 was $15.0 million and $18.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at March 26, 2016 was $81.1 million.
Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.25% or 0.50% or the adjusted Eurodollar rate plus 1.25% or 1.50%, in each case with the higher spread applicable in the event that the aggregate amount of the borrowings under the Revolving Credit Facility exceeds 50% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility during the three months ended March 26, 2016 and March 28, 2015 was 1.70% and 1.44%, respectively. The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility was 0.25% as of March 26, 2016 and December 26, 2015.
Interest expense, net for the three months ended March 26, 2016 and March 28, 2015 consists of the following (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Amortization of debt discount on convertible notes	$1,134	$—
Interest on convertible notes	804	—
Amortization of deferred financing fees	237	39
Interest / fees on the revolving credit facility and other interest	87	125
Interest expense, net	$2,262	$164
6. Stock Based Compensation
Equity Incentive Plans – The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”). As of March 26, 2016, there were 2,079,960 shares available to grant under both plans which includes 127,099 shares currently held by the Company as treasury stock.
The following table summarizes restricted shares for the 2009 Plan as of March 26, 2016 and changes during the three month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 26, 2015	398,562	$42.65
Granted	133,227	$30.14
Vested	(17,410)	$46.71
Canceled/forfeited	(57,439)	$45.12
Unvested at March 26, 2016	456,940	$38.54
The total intrinsic value of restricted shares vested during the three months ended March 26, 2016 and March 28, 2015, was $0.5 million and $0.2 million, respectively.
The following table summarizes stock options for the 2006 and 2009 Plans as of March 26, 2016 and changes during the three month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2015	284,838	$22.65
Granted	212,617	$30.26
Exercised	—	$—
Canceled/forfeited	(292)	$34.19
Outstanding at March 26, 2016	497,163	$25.89	5.67	$2,675
Vested or expected to vest at March 26, 2016	482,375	$25.89	5.67
Vested and exercisable at March 26, 2016	282,046	$22.35	2.44	$2,675
There were no options exercised during the three months ended March 26, 2016. The total intrinsic value of options exercised during the three months ended March 28, 2015 was $0.7 million. The cash received from options exercised during the three months ended March 28, 2015 was $0.8 million.
Stock options granted during the three months ended March 26, 2016 shall become vested in equal installments on the first, second and third anniversaries of the date on which such equity grants were awarded.
The following table summarizes performance share units for the 2009 Plan as of March 26, 2016 and changes during the three month period then ended:

	Number of Unvested Performance Share Units	Weighted Average Grant Date Fair Value
Unvested at December 26, 2015	—	$—
Granted	116,628	$30.26
Vested	—	$—
Canceled/forfeited	—	$—
Unvested at March 26, 2016	116,628	$30.26
Performance share units granted during the three months ended March 26, 2016 shall become vested on December 29, 2018 if the performance criteria are achieved. Performance share units can vest at a range of 25% to 150% based on the achievement of pre-established performance targets.
The following table summarizes restricted share units for the 2009 Plan as of March 26, 2016 and changes during the three month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 26, 2015	11,280	$37.25
Granted	—	$—
Vested	(3,760)	$37.25
Canceled/forfeited	—	$—
Unvested at March 26, 2016	7,520	$37.25
The total intrinsic value of restricted share units vested during the three months ended March 26, 2016 and March 28, 2015, was $0.1 million and $0.4 million, respectively.
Compensation expense attributable to stock based compensation for the three months ended March 26, 2016 and March 28, 2015, was approximately $1.7 million and $2.1 million, respectively. As of March 26, 2016, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares, performance share units and restricted share units to be expensed in future periods is $13.0 million, and the related weighted-average period over which it is expected to be recognized is 2.1 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares, performance share units and restricted share units as of March 26, 2016 is approximately $1.1 million.
The weighted-average grant date fair value of stock options was $8.30 during the three months ended March 26, 2016. Stock options were not granted during the three months ended March 28, 2015. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 26, 2016
Expected dividend yield	0.0%
Weighted average expected volatility	32.6%
Weighted average risk-free interest rate	1.2%
Expected holding period	4.00 years
Treasury Stock – As part of the Company’s equity incentive plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the three months ended March 26, 2016, the Company purchased 6,965 shares in settlement of employees’ tax obligations for a total of $0.2 million. The Company accounts for treasury stock using the cost method. These shares are available to grant under the Company’s equity incentive plans.
7. Advertising Costs
The costs of advertising for online marketing arrangements, magazines, direct mail and radio are expensed the first time the advertising takes place. Advertising expense was $5.9 million and $6.5 million for the three months ended March 26, 2016 and March 28, 2015, respectively.
8. Net Income Per Share
The Company’s basic net income per share excludes the dilutive effect of stock options, unvested restricted shares, unvested performance share units and unvested restricted share units. It is based upon the weighted average number of common shares outstanding during the period divided into net income.
Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, unvested restricted shares, unvested performance share units and unvested restricted share units are included as potential dilutive securities for the periods applicable, using the treasury stock method to the extent dilutive.
The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three Months Ended
	March 26, 2016	March 28, 2015
Numerator:
Net income	$14,782	$18,700
Denominator:
Basic weighted average common shares outstanding	24,802,335	29,497,599
Effect of dilutive securities:
Stock options	73,372	123,583
Restricted shares	132,617	244,585
Performance share units	169	—
Restricted share units	565	1,577
Diluted weighted average common shares outstanding	25,009,058	29,867,344
Basic net income per common share	$0.60	$0.63
Diluted net income per common share	$0.59	$0.63
Stock options and restricted shares for the three months ended March 26, 2016 and March 28, 2015 in the amount of 10,159 shares and 10,015 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.
The Company has the intent and ability to settle the principal portion of its Convertible Notes in cash, and as such, has applied the treasury stock method, which has resulted in the underlying convertible shares being anti-dilutive for the three months ended March 26, 2016 as the Company’s average stock price was less than the conversion price. Refer to Note 5. Credit Arrangements for additional information on the Convertible Notes.
9. Share Repurchase Programs
On August 5, 2014, May 6, 2015 and November 23, 2015, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time over three year periods ending on August 4, 2017, May 5, 2018 and November 22, 2018, respectively. As of March 26, 2016, 7,181,363 shares have been repurchased for a total of $246.2 million. The repurchase program does not obligate the Company to acquire any specific number of shares of its common stock and may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing such shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases.
During the three months ended March 26, 2016 and March 28, 2015, the Company repurchased 787,875 and 400,000 shares, respectively, of its common stock in the open market. The shares were retired upon repurchase. Open market share repurchases were $23.3 million in the three months ended March 26, 2016 and $16.5 million in the three months ended March 28, 2015 with average repurchase prices per share of $29.56 and $41.35, respectively. In the first fiscal quarter of 2016, the Company also repurchased 646,666 shares of its common stock for $19.0 million, or $29.40 per share, under a 10b5-1 program which the Company entered into to purchase shares under predetermined criteria.
Additionally, the Company has entered into accelerated share repurchase (“ASR”) arrangements with financial institutions. In exchange for an up-front payment, the financial institutions initially delivered shares of the Company’s common stock. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, is determined at the end of the purchase period of each ASR based on the volume weighted-average price of the Company’s common stock during that period. The shares were retired in the periods they are delivered, and each up-front payment was accounted for as a reduction to stockholders’ equity in the Company’s Condensed Consolidated Balance Sheet in the period the payment was made. The Company reflects each ASR as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as a forward contract indexed to its own common stock. The ASRs met all of the applicable criteria for equity classification, and therefore, were not accounted for as derivative instruments.
The following table summarizes the Company’s ASR arrangements:

Beginning of ASR Period	Up-front Payment (in millions)	Initial Share Deliveries	End of ASR Period	Final Shares Delivered	Average Repurchase Price

November, 2014	$50.0	982,714	January, 2015	88,325	$46.68
December, 2015	$50.0	1,391,940	February, 2016	235,053	$30.73

10. Legal Proceedings
The Company is party to various lawsuits arising from time to time in the normal course of business, some of which are covered by insurance. Although the impact of the final resolution of these matters on the Company's financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

11. Segment Data
The Company currently operates three business segments, retail, direct and manufacturing. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company's management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company's business segments as well as corporate costs. The retail segment primarily includes the Company's retail stores. The retail segment generates revenue primarily through the sale of VMS products through Vitamin Shoppe and Super Supplements retail stores in the United States and Puerto Rico. The direct segment generates revenue through the sale of VMS products primarily through the Company's websites. The Company's websites offer customers online access to a full assortment of approximately 18,000 SKUs. The manufacturing segment supplies the retail and direct segments, along with various thirds parties, with finished products for sale. Corporate costs represent all other expenses not allocated to the retail, direct or manufacturing segments which include, but are not limited to: human resources, legal, retail management, direct management, finance, information technology, depreciation (primarily related to assets utilized by the retail and direct business segments as well as corporate assets) and amortization, and various other corporate level activity related expenses. Intercompany sales transactions are eliminated in consolidation.
The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 2. Summary of Significant Accounting Policies in the Fiscal 2015 Form 10-K. The Company has allocated $165.3 million, $45.3 million and $32.6 million of its recorded goodwill to the retail, direct and manufacturing segments, respectively. The Company does not have identifiable assets separated by segment, with the exception of the identifiable assets of the manufacturing segment which were $91.6 million and $88.4 million as of March 26, 2016 and December 26, 2015, respectively. Capital expenditures for the manufacturing segment for the three months ended March 26, 2016 and March 28, 2015 were approximately $0.4 million and $1.1 million, respectively. At March 26, 2016 and December 26, 2015, long lived assets of the manufacturing segment were $60.0 million and $60.4 million, respectively. Depreciation and amortization expense, included in selling, general and administrative expenses, for the manufacturing segment during the three months ended March 26, 2016 and March 28, 2015 was approximately $0.4 million and $0.3 million, respectively.
The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Net sales:
Retail	$288,012	$287,983
Direct	35,852	34,844
Manufacturing	20,560	21,828
Segment net sales	344,424	344,655
Elimination of intersegment revenues	(7,650)	(7,820)
Net sales	$336,774	$336,835
Income (Loss) from operations:
Retail	$56,663	$56,059
Direct	5,186	5,065
Manufacturing	(262)	299
Corporate costs (1)	(34,325)	(30,468)
Income from operations	$27,262	$30,955
(1) Corporate costs include (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Depreciation and amortization expenses	$9,669	$8,880
Super Supplements conversion costs (a)	1,275	—
Canada stores closing costs (b)	1,099	—
Reinvention strategy costs (c)	541	—
Integration costs (d)	—	360

(a)	Costs related to the closure of the Seattle distribution center.

(b)	Costs primarily include lease termination charges.

(c)	The costs represent outside consultants fees in connection with the Company’s “reinvention strategy”.

(d)	Represents integration costs related to the acquisition of Nutri-Force, consisting primarily of professional fees.

12. Fair Value of Financial Instruments
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
The following table contains information of the Company’s Convertible Notes (in thousands):

	March 26, 2016	December 26, 2015
Fair Value	$113,011	$119,784
Carrying Value	116,743	115,410

The fair value of the Convertible Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of the Company’s Convertible Notes, when available, the Company’s stock price and interest rates based on similar debt issued by parties with credit ratings similar to the Company (Level 1 or 2).
Certain assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. These measures of fair value, and related inputs, are considered Level 2 or 3 measures under the fair value hierarchy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q.
Company Overview
We are a multi-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. As of March 26, 2016, we operated 766 stores in 45 states, the District of Columbia and Puerto Rico and also sold our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. We market approximately 850 nationally recognized brands as well as our own brands, which include Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare™, Next Step® and Betancourt Nutrition™. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement (“VMS”) retailers and continue to refine our assortment with approximately 7,500 stock keeping units ("SKUs") offered in our typical store and approximately 10,500 additional SKUs available through e-commerce. Our broad product offering enables us to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing customer loyalty.
During the second quarter of Fiscal 2015, the Company began development of a strategic plan focused on upgrading our customers’ experience across our retail and e-commerce channels, the “reinvention strategy”. We worked with outside consultants to analyze qualitative and quantitative information relevant to our customers’ experience. The reinvention strategy is focused on upgrading the customer experience to inspire our target customers with changes to curate our product assortment, opportunities to increase private brands penetration, enhancements to the in-store and digital experience, store layout, as well as changes to improve the effectiveness of our loyalty program. Such changes may result in a reduction of SKUs offered by the Company which could result in the recognition of related inventory charges in future periods. We expect to incur approximately $10.0 million to $15.0 million of selling, general and administrative costs during Fiscal 2016 in connection with the reinvention strategy, of which approximately $6.0 million to $8.0 million of such costs are expected to be on-going. These costs include additional internal resources, improvements to store network connectivity, and outside consultants. During the first quarter of Fiscal 2016, we incurred $2.0 million of costs in connection with the reinvention strategy. The Company expects to realize improved financial results from the reinvention strategy beginning in Fiscal 2017. In addition, we have engaged a consulting firm in Fiscal 2016 to identify other efficiencies and cost reduction opportunities focusing on product sourcing, store operations and corporate expenses.
In an on-going effort to identify efficiencies and stream-line processes, we performed a review of certain business operations in Fiscal 2015. As part of this review, we implemented changes to the product assortment and supply chain operations of Super Supplements to more closely align Super Supplements with current processes and assortments in the Vitamin Shoppe retail stores. As a result, net costs of $1.0 million were incurred during the first quarter of Fiscal 2016. Annual cost savings resulting from these actions are estimated to be $1 million to $2 million. In addition, the Company evaluated its Canadian operations in order to determine whether to continue investments in the Canadian market and decided to cease operations, closing one store in the first quarter and closing the remaining two stores in the second quarter of Fiscal 2016. As a result, net costs of $0.9 million were incurred during the first quarter and costs of approximately $2.0 million are expected to be incurred during the second quarter of Fiscal 2016. The annual cost savings related to ceasing operations in Canada are estimated to be approximately $1.0 million. Costs for these two initiatives include lease liabilities, markdown charges on inventory and employee severance.
Highlights for the First Quarter of Fiscal 2016

•	Net sales were flat compared to the same period of the prior year

•	Total comparable net sales decreased 1.9%

•	Comparable store net sales decreased 2.6%

•	Comparable e-commerce net sales increased 3.9%

•	The Company opened 9 stores

•	The Company re-purchased 1.7 million shares of its common stock

•	Fully diluted earnings per share of $0.59
Segment Information
We operate through three business segments: retail, which includes Vitamin Shoppe and Super Supplements retail store formats, direct, which consists of our e-commerce and catalog formats, and manufacturing, which consists of the Nutri-Force manufacturing operations.
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
Direct. We also sell our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. Our e-commerce sites complement our in-store experience by extending our retail product offerings with approximately 10,500 additional SKUs that are not available in our stores and enable us to access customers outside our retail markets and those who prefer to shop online.
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
Our historical results have also been significantly influenced by our new store openings. Since the beginning of Fiscal 2014, we have opened 120 stores and as of March 26, 2016 operate 766 stores located in 45 states, the District of Columbia and Puerto Rico. In Fiscal 2016, we have reduced the number of new store openings as we continue to evaluate and implement our reinvention strategy. We plan to open approximately 30 new stores in Fiscal 2016.
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
Critical Accounting Policies
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our financial statements in the Fiscal 2015 Form 10-K. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Fiscal 2015 Form 10-K. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of our Board of Directors has reviewed the disclosures relating to them. Management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Fiscal 2015 Form 10-K.
General Definitions for Operating Results
Net Sales consist of sales, net of sales returns, deferred sales, customer incentives and a provision for estimated future returns, from comparable and non comparable sales. Total comparable net sales include sales generated by retail stores after 410 days of operation and e-commerce sales. Sales to third parties of manufactured products generated by Nutri-Force are considered non-comparable sales.
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
Interest expense, net includes interest on our Revolving Credit Facility and Convertible Notes, letters of credit fees, interest on our capital leases, as well as amortization of financing costs, reduced by interest income earned from highly liquid investments (investments purchased with an original maturity of three months or less).
Key Performance Indicators and Statistics
We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Net sales	$336,774	$336,835
(Decrease) Increase in total comparable net sales (1)	(1.9)%	1.2%
(Decrease) Increase in comparable store net sales	(2.6)%	1.5%
Increase (Decrease) in e-commerce comparable net sales	3.9%	(0.9)%
Gross profit as a percent of net sales	34.5%	34.0%
Income from operations	$27,262	$30,955

(1)	Total comparable net sales are comprised of comparable retail store sales and e-commerce sales.
The following table shows the growth in our network of stores during the three months ended March 26, 2016 and March 28, 2015:

	Three Months Ended
	March 26, 2016	March 28, 2015
Store Data:
Stores open at beginning of period	758	717
Stores opened	9	11
Stores closed	(1)	(3)
Stores open at end of period	766	725
Total retail square footage at end of period (in thousands)	2,685	2,579
Average store square footage at end of period	3,505	3,558
Three Months Ended March 26, 2016 Compared to Three Months Ended March 28, 2015
The information presented below is for the three months ended March 26, 2016 and March 28, 2015 and was derived from our condensed consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.
The following tables summarize our results of operations for the three months ended March 26, 2016 and March 28, 2015 (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015	$ Change	% Change
Net sales	$336,774	$336,835	$(61)	—%
Cost of goods sold	220,527	222,186	(1,659)	(0.7)%
Cost of goods sold as % of net sales	65.5%	66.0%
Gross profit	116,247	114,649	1,598	1.4%
Gross profit as % of net sales	34.5%	34.0%
Selling, general and administrative expenses	88,985	83,694	5,291	6.3%
SG&A expenses as % of net sales	26.4%	24.8%
Income from operations	27,262	30,955	(3,693)	(11.9)%
Income from operations as % of net sales	8.1%	9.2%
Interest expense, net	2,262	164	2,098	1,279.3%
Income before provision for income taxes	25,000	30,791	(5,791)	(18.8)%
Provision for income taxes	10,218	12,091	(1,873)	(15.5)%
Net income	$14,782	$18,700	$(3,918)	(21.0)%

Net Sales
Net sales were relatively flat as a result of an increase in our total non-comparable net sales of $7.0 million offset by a decrease in our total comparable net sales of $6.0 million, or 1.9% and a decrease in Nutri-Force net sales of $1.1 million to third parties. Sales increased $4.8 million in the Vitamins, Minerals and Herbs category and decreased $4.9 million in the Sports Nutrition category.
Net sales for our three business segments, as well as a discussion of the changes in each segment's net sales from the comparable prior year period, are provided below (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015	$ Change	% Change
Net Sales:
Retail (a)	$288,012	$287,983	$29	—%
Direct (b)	35,852	34,844	1,008	2.9%
Manufacturing (c)	20,560	21,828	(1,268)	(5.8)%
Segment net sales	344,424	344,655	(231)	(0.1)%
Elimination of intersegment revenues	(7,650)	(7,820)	170	(2.2)%
Total net sales	$336,774	$336,835	$(61)	—%

(a)
The change in retail sales resulted from an increase in non-comparable store sales of $7.3 million offset by a decrease in comparable store sales of $7.3 million, or 2.6%. The decrease in comparable store sales was primarily driven by lower customer traffic.

(b)
Direct sales increased primarily due to an increase in e-commerce sales of 3.9% partially offset by a decrease in catalog sales. The increase in e-commerce sales was primarily due to effective customer acquisition strategies.

(c)	Manufacturing sales reflect a decrease of $1.1 million in product manufactured for third parties and a decrease of $0.2 million in product manufactured for the Vitamin Shoppe assortment.

Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution, manufacturing and occupancy costs. As a percentage of net sales, cost of goods sold decreased primarily due to 1.3% resulting from category mix, higher private brands penetration and a reduction in promotional pricing partially offset by an increase of 0.5% related to occupancy costs and 0.3% due to supply chain costs.
Selling, General and Administrative Expenses

	Three Months Ended
	March 26, 2016	March 28, 2015	$ Change	% Change
SG&A Expenses (in thousands):
Payroll and Benefits (a)	$33,845	$31,994	$1,851	5.8%
Payroll & benefits as % of net sales	10.0%	9.5%
Advertising and Promotion (b)	5,892	6,532	(640)	(9.8)%
Advertising & promotion as % of net sales	1.7%	1.9%
Other SG&A (c)	49,248	45,168	4,080	9.0%
Other SG&A as % of net sales	14.6%	13.4%
Total SG&A Expenses	$88,985	$83,694	$5,291	6.3%

(a)	Payroll and benefits increased primarily due to the increase in head count to operate new stores and an increase in the average wage rates.

(b)	Advertising and promotion decreased due to lower retail expenditures of $0.8 million partially offset by an increase in digital advertising of $0.2 million.

(c)
The increase in other SG&A expenses was primarily due to Super Supplements conversion costs of $1.3 million, costs related to the closing of the Canada stores of $1.1 million, increased depreciation and amortization expenses of $0.8 million and reinvention strategy costs of $0.5 million.

Income from Operations
Operating income (loss) for our three business segments are provided below (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015	$ Change	% Change
Income (Loss) from operations:
Retail (a)	$56,663	$56,059	$604	1.1%
% of net sales	19.7%	19.5%
Direct (b)	5,186	5,065	121	2.4%
% of net sales	14.5%	14.5%
Manufacturing (c)	(262)	299	(561)	(187.6)%
% of net sales	(1.3)%	1.4%
Corporate costs (d)	(34,325)	(30,468)	(3,857)	12.7%
% of net sales	(10.2)%	(9.0)%
Income from operations	$27,262	$30,955	$(3,693)	(11.9)%

(a)
The increase in retail income from operations is due to a 1.7% increase in gross margin resulting from category mix, higher private brands penetration and a reduction in promotional pricing partially offset by 0.7% related to an increase in occupancy costs and 0.7% from payroll and benefits costs.

(b)	Direct income from operations was flat as a percentage of sales due to a 1.3% reduction in margin offset by a 1.3% reduction of selling, general and administrative expenses.

(c)	The decrease in manufacturing income from operations was primarily due to lower sales volume.

(d)
The increase in corporate costs was primarily due to Super Supplements conversion costs of $1.3 million, costs related to the closing of the Canada stores of $1.1 million, increased depreciation and amortization expenses of $0.8 million and reinvention strategy costs of $0.5 million.

Interest Expense, Net
The increase in interest expense, net of $2.1 million is primarily due to interest expense on our Convertible Notes, which includes the coupon interest, amortization of the debt discount and the amortization of deferred financing fees.
Provision for Income Taxes
The effective tax rate for the three months ended March 26, 2016 was 40.9%, compared to 39.3% for the three months ended March 28, 2015. The change in the effective tax rate is primarily due to charges incurred in Canada related to the closing of retail stores which do not result in tax benefits to the Company’s consolidated results.
Key Indicators of Liquidity and Capital Resources
The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	March 26, 2016	December 26, 2015
Balance Sheet Data:
Cash and cash equivalents	$2,096	$15,104
Working capital	134,622	157,089
Total assets	736,579	748,691
Total debt, including capital lease obligations	122,836	123,525

	Three Months Ended
	March 26, 2016	March 28, 2015
Other Information:
Depreciation and amortization of fixed and intangible assets	$10,063	$9,227
Cash Flows Provided By (Used In):
Operating activities	$43,195	$5,534
Investing activities	(11,772)	(10,936)
Financing activities	(44,354)	(5,066)
Effect of exchange rate changes on cash and cash equivalents	(77)	156
Net decrease in cash and cash equivalents	$(13,008)	$(10,312)
Liquidity and Capital Resources
Our primary uses of cash have been to fund working capital, operating expenses and capital expenditures related primarily to the build-out of new stores, the remodeling of existing stores and information technology investments as well as to repurchase shares of our common stock. Historically, we have financed our requirements predominately through internally generated cash flow, supplemented with short-term financing. In Fiscal 2015, we issued $143.8 million of Convertible Notes to fund the repurchase of shares of our common stock. Refer to Note 5., “Credit Arrangements”, to our condensed consolidated financial statements for additional information. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our revolving credit facility, will be sufficient to meet our working capital needs for the next twelve months, our store growth plans, costs and investments related to our reinvention strategy, systems development, store improvements and interest payments on the Convertible Notes, as well as the repurchase of shares of our common stock from time to time.
We purchased $42.3 million of common stock under our $300.0 million share repurchase programs during the three months ended March 26, 2016. Refer to Note 9., “Share Repurchase Programs”, to our condensed consolidated financial statements for additional information. During Fiscal 2016 we plan to spend approximately $40 million in capital expenditures, including costs for building new stores, remodeling existing stores and information technology and investments resulting from our reinvention strategy. Of the total capital expenditures projected for Fiscal 2016, we have invested $11.7 million during the three months ended March 26, 2016. We plan to open approximately 30 new stores in Fiscal 2016, of which we have opened 9 stores and closed 1 store as of March 26, 2016. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $150,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.
We were in compliance with all debt covenants relating to our Revolving Credit Facility and Convertible Notes as of March 26, 2016. We expect to be in compliance with these same debt covenants during the remainder of Fiscal 2016 as well.
Cash Provided by Operating Activities
Net cash provided by operating activities was $43.2 million for the three months ended March 26, 2016 as compared to $5.5 million for the three months ended March 28, 2015. The $37.7 million increase in cash flows from operating activities is primarily due to an increase in accrued income taxes and accrued compensation for the three months ended March 26, 2016 and an increase in inventory purchases for the three months ended March 28, 2015 related primarily to the transition of Vitamin Shoppe production of private brands to Nutri-Force.
Cash Used in Investing Activities
Net cash used in investing activities was $11.8 million during the three months ended March 26, 2016 as compared to $10.9 million during the three months ended March 28, 2015. Capital expenditures during the three months ended March 26, 2016 and March 28, 2015 were used primarily for the build-out of new stores, the remodeling of existing stores and information technology investments. The Company opened 9 new stores during the three months ended March 26, 2016 as compared to 11 new stores during the three months ended March 28, 2015.
Cash Used in Financing Activities
Net cash used in financing activities was $44.4 million for the three months ended March 26, 2016, as compared to $5.1 million for the three months ended March 28, 2015. The $39.3 million increase in cash used in financing activities is primarily due to purchases of common stock under the Company’s share repurchase programs of $25.8 million and a reduction in net borrowings under the Company’s Revolving Credit Facility of $12.0 million.
Revolving Credit Facility
The terms of our Revolving Credit Facility extend through October 11, 2018, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 5., “Credit Arrangements” in the Notes to Condensed Consolidated Financial Statements (unaudited). As of March 26, 2016, the Company had $6.0 million of borrowings outstanding on its Revolving Credit Facility. The largest amount borrowed during the three months ended March 26, 2016 and March 28, 2015 was $15.0 million and $18.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at March 26, 2016 was $81.1 million.
Convertible Notes
On December 9, 2015, the Company closed its offering of $143.8 million of its 2.25% Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company. Interest is payable on the Convertible Notes on June 1 and December 1 of each year, commencing on June 1, 2016 until their maturity date of December 1, 2020. For additional information regarding the terms of our Convertible Notes, refer to Note 5., "Credit Arrangements", to our condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
As of March 26, 2016, there have been no material changes with respect to our contractual obligations since December 26, 2015. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2015 Form 10-K.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. The Company has commitments for its operating leases, primarily related to its stores, distribution centers, as well as its manufacturing and corporate facilities, which are not reflected on our balance sheet. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2015 10-K.
Effects of Inflation
We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the three months ended March 26, 2016, retail price inflation was approximately 1%. We anticipate retail inflation to be approximately 1% for the remainder of Fiscal 2016. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.
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
Our Revolving Credit Facility carries a floating interest rate and, therefore, our statements of income and our cash flows are exposed to changes in interest rates. As of March 26, 2016, there was $6.0 million of borrowings outstanding on our Revolving Credit Facility. At March 26, 2016, a hypothetical 10% change in the floating interest rate would have a de minimis impact on our consolidated financial statements.
Our Convertible Notes carry a fixed interest rate and, therefore, have no market risk.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 26, 2016, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 26, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 26, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Fiscal 2015 Form 10-K. There has not been a material change to the risk factors set forth in the Fiscal 2015 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of shares of common stock during the quarter ended March 26, 2016:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
December 27, 2015 through January 23, 2016	101,795	$27.99	100,023	$93,287
January 24, 2016 through February 20, 2016	584,327	$24.26	579,134	$79,268
February 21, 2016 through March 26, 2016	990,437	$25.74	990,437	$53,772
Totals	1,676,559		1,669,594

(1)	Includes 6,965 shares withheld to cover required tax payments on behalf of employees as their restricted shares vest.

(2)
Average price paid per share includes 110,781 shares received on February 10, 2016 and 124,272 shares received on February 25, 2016, in settlement of an accelerated share repurchase arrangement, for no additional consideration.

(3)
On August 5, 2014, May 6, 2015 and November 23, 2015, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time over three year periods ending on August 4, 2017, May 5, 2018 and November 22, 2018, respectively.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
Exhibit
No.                        Description

3.1	Fourth Amended and Restated By-laws of Vitamin Shoppe Inc. (Incorporated by reference to Exhibit 3.2 in our Annual Report on Form 10-K filed on February 23, 2016. (File No. 001-34507))

10.01	Vitamin Shoppe, Inc. Executive Severance Pay Policy, amended and restated effective as of March 4, 2016. (Filed herewith)

10.02	Director Compensation Plan and Stock Ownership Guidelines.* (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on January 4, 2016 (File No. 001-34507))

10.03	Offer Letter, dated as of March 24, 2016, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Brenda Galgano. (Filed herewith)

10.04
Letter Agreement, dated as of December 31, 2015, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Richard Markee. * (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on January 4, 2016 (File No. 001-34507))

10.05
Letter Agreement, dated as of January 29, 2016, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Louis H. Weiss. (Incorporated by reference to Exhibit 10.53 in our Annual Report on Form 10-K filed on February 23, 2016. (File No. 001-34507))

10.06	Form of Performance Stock Unit Award Agreement. (Filed herewith)

10.07	Form of Non-Qualified Stock Option Agreement. (Filed herewith)

10.08	Form of Restricted Stock Award Agreement. (Filed herewith)

10.09
Agreement, dated as of January 12, 2016, by and between the Company and Carlson Capital. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on January 12, 2016 (File No. 001-34507))

10.10
Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of January 29, 2016, by and among Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., and Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins LLC, Betancourt Sports Nutrition, LLC, Vitamin Shoppe Procurement Services, Inc., as Borrowers, the guarantors parties thereto, the lenders parties thereto, and JPMorgan Chase Bank, N.A., as Agent. (Incorporated by reference to Exhibit 10.13 in our Annual Report on Form 10-K filed on February 23, 2016 (File No. 001-34507))

10.11
Joinder Agreement, dated as of March 20, 2015 by and between Vitamin Shoppe Procurement Services and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.29 in our Annual Report on Form 10-K filed on February 23, 2016. (File No. 001-34507))

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 26, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

* Management contract or compensation plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 4, 2016.

VITAMIN SHOPPE, INC.

By:	/s/ Brenda Galgano
Brenda Galgano
EVP and Chief Financial Officer

INDEX TO EXHIBITS
Exhibit
No.                        Description

3.1	Fourth Amended and Restated By-laws of Vitamin Shoppe Inc. (Incorporated by reference to Exhibit 3.2 in our Annual Report on Form 10-K filed on February 23, 2016. (File No. 001-34507))

10.01	Vitamin Shoppe, Inc. Executive Severance Pay Policy, amended and restated effective as of March 4, 2016. (Filed herewith)

10.02	Director Compensation Plan and Stock Ownership Guidelines.* (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on January 4, 2016 (File No. 001-34507))

10.03	Offer Letter, dated as of March 24, 2016, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Brenda Galgano. (Filed herewith)

10.04
Letter Agreement, dated as of December 31, 2015, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Richard Markee. * (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on January 4, 2016 (File No. 001-34507))

10.05
Letter Agreement, dated as of January 29, 2016, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Louis H. Weiss. (Incorporated by reference to Exhibit 10.53 in our Annual Report on Form 10-K filed on February 23, 2016. (File No. 001-34507))

10.06	Form of Performance Stock Unit Award Agreement. (Filed herewith)

10.07	Form of Non-Qualified Stock Option Agreement. (Filed herewith)

10.08	Form of Restricted Stock Award Agreement. (Filed herewith)

10.09
Agreement, dated as of January 12, 2016, by and between the Company and Carlson Capital. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on January 12, 2016 (File No. 001-34507))

10.10
Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of January 29, 2016, by and among Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., and Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins LLC, Betancourt Sports Nutrition, LLC, Vitamin Shoppe Procurement Services, Inc., as Borrowers, the guarantors parties thereto, the lenders parties thereto, and JPMorgan Chase Bank, N.A., as Agent. (Incorporated by reference to Exhibit 10.13 in our Annual Report on Form 10-K filed on February 23, 2016 (File No. 001-34507))

10.11
Joinder Agreement, dated as of March 20, 2015 by and between Vitamin Shoppe Procurement Services and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.29 in our Annual Report on Form 10-K filed on February 23, 2016. (File No. 001-34507))

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 26, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

* Management contract or compensation plan or arrangement.