Form 10-Q
period 2016-06-25
Vitamin Shoppe, Inc.
filed 2016-08-03
CIK 1360530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒
As of July 15, 2016 Vitamin Shoppe, Inc. had 24,000,924 shares of common stock outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding future financial results and performance, future business prospects, revenue, stores, our ability to implement strategic initiatives, realize improved financial results and meet market expectations, our ability to identify efficiencies and cost reduction opportunities, share repurchases, product offerings, contract manufacturing, supply chain network utilization, intellectual property, integration of acquisitions, working capital, liquidity, capital expenditures, capital needs and interest costs, industry based factors, including the level of competition in the vitamin, mineral and supplement industry, continued demand from the primary markets Vitamin Shoppe, Inc. (the “Company” or “we”) serves, consumer perception of our products, the availability of raw materials, as well as economic conditions generally and factors more specific to the Company such as compliance with manufacturing, healthcare, environmental and other regulations, changes in accounting standards, certifications and practices and restrictions imposed by the Company’s Revolving Credit Facility (as defined below), including financial covenants and limitations on the Company’s ability to incur additional indebtedness and the Company’s future capital requirements, and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015 and in our other reports and documents filed with the Securities and Exchange Commission (the “SEC”). You can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “predicts”, “intends”, “plans”, “estimates”, “anticipates”, “target”, “could” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, product liability claims and recalls, the availability of insurance, the strength of the economy, changes in the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, trade restrictions, international operations, availability of suitable store locations at appropriate terms, new credit card technology, e-commerce relationships, disruptions of manufacturing, warehouse or distribution facilities or information systems, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 25, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,992	$15,104
Accounts receivable, net of allowance of $941 and $897 in 2016 and 2015, respectively	5,381	7,437
Inventories	230,256	226,830
Prepaid expenses and other current assets	30,636	25,194
Total current assets	268,265	274,565
Property and equipment, net of accumulated depreciation and amortization of $288,110 and $274,222 in 2016 and 2015, respectively	139,769	140,158
Goodwill	243,269	243,269
Other intangibles, net	86,623	87,270
Other assets	2,606	3,429
Total assets	$740,532	$748,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$15,000	$8,000
Accounts payable	56,151	41,217
Accrued expenses and other current liabilities	58,187	68,259
Total current liabilities	129,338	117,476
Convertible notes, net	118,067	115,410
Deferred rent	38,921	39,889
Other long-term liabilities	1,901	615
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at June 25, 2016 and December 26, 2015	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 24,125,183 shares issued and 23,972,349 shares outstanding at June 25, 2016, and 25,993,715 shares issued and 25,873,581 shares outstanding at December 26, 2015	241	260
Additional paid-in capital	92,549	139,827
Treasury stock, at cost; 152,834 shares at June 25, 2016 and 120,134 shares at December 26, 2015	(6,199)	(5,225)
Accumulated other comprehensive loss	—	(60)
Retained earnings	365,714	340,499
Total stockholders’ equity	452,305	475,301
Total liabilities and stockholders’ equity	$740,532	$748,691
See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net sales	$332,717	$322,338	$669,491	$659,173
Cost of goods sold	224,893	214,078	445,420	436,264
Gross profit	107,824	108,260	224,071	222,909
Selling, general and administrative expenses	87,100	84,696	176,085	168,390
Income from operations	20,724	23,564	47,986	54,519
Interest expense, net	2,352	179	4,614	343
Income before provision for income taxes	18,372	23,385	43,372	54,176
Provision for income taxes	7,939	9,144	18,157	21,235
Net income	$10,433	$14,241	$25,215	$32,941
Weighted average common shares outstanding
Basic	23,763,934	29,230,046	24,283,135	29,363,823
Diluted	23,938,978	29,455,455	24,474,018	29,661,400
Net income per common share
Basic	$0.44	$0.49	$1.04	$1.12
Diluted	$0.44	$0.48	$1.03	$1.11
See accompanying notes to condensed consolidated financial statements.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net income	$10,433	$14,241	$25,215	$32,941
Other comprehensive income (loss):
Foreign currency translation adjustments	149	(34)	60	59
Other comprehensive income (loss)	149	(34)	60	59
Comprehensive income	$10,582	$14,207	$25,275	$33,000
See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 25, 2016	June 27, 2015
Cash flows from operating activities:
Net income	$25,215	$32,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	19,440	18,750
Impairment charges on fixed assets	218	321
Amortization of deferred financing fees	472	79
Amortization of debt discount on convertible notes	2,278	—
Deferred income taxes	1,899	2,344
Deferred rent	(1,546)	(1,130)
Equity compensation expense	3,534	3,486
Issuance of shares for services rendered	333	—
Tax benefits on exercises of equity awards	577	(45)
Contingent consideration for acquisition of FDC Vitamins, LLC	—	(959)
Changes in operating assets and liabilities:
Accounts receivable	2,056	3,947
Inventories	(2,538)	(23,658)
Prepaid expenses and other current assets	(5,441)	1,900
Other long-term assets	81	(217)
Accounts payable	16,879	2,148
Accrued expenses and other current liabilities	(9,077)	(9,250)
Other long-term liabilities	561	1,114
Net cash provided by operating activities	54,941	31,771
Cash flows from investing activities:
Capital expenditures	(21,005)	(20,526)
Acquisition of FDC Vitamins, LLC	—	487
Trademarks and other intangible assets	(171)	(307)
Net cash used in investing activities	(21,176)	(20,346)
Cash flows from financing activities:
Borrowings under revolving credit facility	35,000	27,000
Repayments of borrowings under revolving credit facility	(28,000)	(17,000)
Bank overdraft	(1,663)	—
Contingent consideration payment for acquisition of FDC Vitamins, LLC	—	(4,041)
Proceeds from exercises of common stock options	7	1,004
Issuance of shares under employee stock purchase plan	342	509
Tax benefits on exercises of equity awards	(577)	45
Purchases of treasury stock	(974)	(2,280)
Purchases of shares under Share Repurchase Programs	(51,011)	(25,541)
Other financing activities	(54)	(61)
Net cash used in financing activities	(46,930)	(20,365)
Effect of exchange rate changes on cash and cash equivalents	53	103
Net decrease in cash and cash equivalents	(13,112)	(8,837)

Cash and cash equivalents beginning of period	15,104	12,166
Cash and cash equivalents end of period	$1,992	$3,329
Supplemental disclosures of cash flow information:
Interest paid	$1,738	$180
Income taxes paid	$21,661	$16,645
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$5,774	$5,314
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
The condensed consolidated financial statements as of June 25, 2016 and June 27, 2015 are unaudited. The condensed consolidated balance sheet as of December 26, 2015 was derived from our audited financial statements. All intercompany transactions and balances have been eliminated in consolidation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K for the fiscal year ended December 26, 2015, as filed with the Securities and Exchange Commission on February 23, 2016 (the “Fiscal 2015 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
The Company's fiscal year ends on the last Saturday in December. As used herein, the term "Fiscal Year" or "Fiscal" refers to a 52-week or 53-week period, ending on the last Saturday in December. Fiscal 2016 is a 53-week fiscal year. The results for the three and six months ended June 25, 2016 and June 27, 2015 are each based on 13-week and 26-week periods, respectively.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 for public companies and early adoption of ASU 2014-09 is permitted for public companies for annual reporting periods beginning after December 15, 2016. The Company is evaluating ASU 2014-09 to determine which transition approach it will utilize and if this guidance will have a material impact on the Company’s condensed consolidated financial statements.
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
2. Inventories
The components of inventories are as follows (in thousands):

	June 25, 2016	December 26, 2015
Finished goods	$209,522	$211,879
Work-in-process	7,139	6,180
Raw materials	13,595	8,771
	$230,256	$226,830
3. Goodwill and Intangible Assets
Goodwill is allocated between the Company’s segments (reporting units), retail, direct and manufacturing. The following table discloses the carrying value of all intangible assets (in thousands):

	June 25, 2016			December 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Goodwill	$243,269	$—	$243,269	$243,269	$—	$243,269
Tradenames – Indefinite-lived	68,405	—	68,405	68,405	—	68,405
Brands	10,000	1,157	8,843	10,000	880	9,120
Customer relationships	7,500	781	6,719	7,500	594	6,906
Tradenames – Definite-lived	4,844	2,946	1,898	4,673	2,722	1,951
Software	1,300	542	758	1,300	412	888
	$335,318	$5,426	$329,892	$335,147	$4,608	$330,539

The useful lives of the Company’s definite-lived intangible assets are between 3 to 20 years. The expected amortization expense on definite-lived intangible assets on the Company’s condensed consolidated balance sheet at June 25, 2016, is as follows (in thousands):

Remainder of Fiscal 2016	$715
Fiscal 2017	1,430
Fiscal 2018	1,430
Fiscal 2019	1,430
Fiscal 2020	1,430
Thereafter	11,783
$18,218

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 25, 2016	December 26, 2015
Accrued salaries and related expenses	$10,781	$10,115
Sales tax payable and related expenses	6,857	6,975
Deferred sales (a)	5,969	20,483
Accrued fixed asset additions	4,332	5,842
Other accrued expenses	30,248	24,844
	$58,187	$68,259

(a) The reduction in deferred sales reflects the change in the Company's loyalty program from annual redemptions to quarterly redemptions beginning in Fiscal 2016.

5. Credit Arrangements

Convertible Senior Notes due 2020

On December 9, 2015, the Company issued $143.8 million of its 2.25% Convertible Senior Notes due 2020 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations of VSI. Interest on the Convertible Notes is payable on June 1 and December 1 of each year, commencing on June 1, 2016 until their maturity date of December 1, 2020. The Company may not redeem the Convertible Notes prior to the maturity date.
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
The Convertible Notes consist of the following components (in thousands):

	June 25, 2016	December 26, 2015
Liability component:
Principal	$143,750	$143,750
Conversion feature	(24,800)	(24,800)
Liability portion of debt issuance costs	(3,802)	(3,800)
Amortization	2,919	260
Net carrying amount	$118,067	$115,410

Equity component:
Conversion feature	$24,800	$24,800
Equity portion of debt issuance costs	(793)	(793)
Deferred taxes	941	941
Net carrying amount	$24,948	$24,948

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
Revolving Credit Facility
As of June 25, 2016 and December 26, 2015, the Company had $15.0 million and $8.0 million of borrowings outstanding on its Revolving Credit Facility (the "Revolving Credit Facility"), respectively.
Subject to the terms of the Revolving Credit Facility, which has a maturity date of October 11, 2018, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable as well as certain inventory of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount outstanding during the six months ended June 25, 2016 and June 27, 2015 was $21.0 million and $27.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at June 25, 2016 was $72.1 million.
Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.25% or 0.50% or the adjusted Eurodollar rate plus 1.25% or 1.50%, in each case with the higher spread applicable in the event that the aggregate amount of the borrowings under the Revolving Credit Facility exceeds 50% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility during the six months ended June 25, 2016 and June 27, 2015 was 1.74% and 1.44%, respectively. The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility was 0.25% as of June 25, 2016 and December 26, 2015.
Interest expense, net for the three and six months ended June 25, 2016 and June 27, 2015 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Amortization of debt discount on convertible notes	$1,144	$—	$2,278	$—
Interest on convertible notes	833	—	1,637	—
Amortization of deferred financing fees	235	40	472	79
Interest / fees on the revolving credit facility and other interest	140	140	227	265
Interest income	—	(1)	—	(1)
Interest expense, net	$2,352	$179	$4,614	$343
6. Stock Based Compensation
Equity Incentive Plans – The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan (the “2009 Plan”). As of June 25, 2016, there were 2,106,138 shares available to grant under both plans which includes 152,834 shares currently held by the Company as treasury stock.
The following table summarizes restricted shares for the 2009 Plan as of June 25, 2016 and changes during the six month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 26, 2015	398,562	$42.65
Granted	137,242	$30.11
Vested	(83,275)	$46.84
Canceled/forfeited	(64,931)	$44.79
Unvested at June 25, 2016	387,598	$36.95
The total intrinsic value of restricted shares vested during the six months ended June 25, 2016 and June 27, 2015, was $2.5 million and $5.6 million, respectively.
The following table summarizes stock options for the 2006 and 2009 Plans as of June 25, 2016 and changes during the six month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2015	284,838	$22.65
Granted	217,369	$30.25
Exercised	(558)	$13.43
Canceled/forfeited	(11,133)	$34.19
Outstanding at June 25, 2016	490,516	$25.76	5.50	$2,749
Vested or expected to vest at June 25, 2016	475,253	$25.76	5.50
Vested and exercisable at June 25, 2016	270,647	$21.89	2.12	$2,746
The total intrinsic value of options exercised during the six months ended June 25, 2016 was de minimis and during the six months ended June 27, 2015 was $0.8 million. The cash received from options exercised during the six months ended June 25, 2016 was de minimis and during the six months ended June 27, 2015 was $1.0 million.
Stock options granted during the six months ended June 25, 2016 shall become vested in equal installments on the first, second and third anniversaries of the date on which such equity grants were awarded.
The following table summarizes performance share units for the 2009 Plan as of June 25, 2016 and changes during the six month period then ended:

	Number of Unvested Performance Share Units	Weighted Average Grant Date Fair Value
Unvested at December 26, 2015	—	$—
Granted	119,155	$30.25
Vested	—	$—
Canceled/forfeited	—	$—
Unvested at June 25, 2016	119,155	$30.25
Performance share units granted during the six months ended June 25, 2016 shall become vested on December 29, 2018 if the performance criteria are achieved. Performance share units can vest at a range of 25% to 150% based on the achievement of pre-established performance targets.
The following table summarizes restricted share units for the 2009 Plan as of June 25, 2016 and changes during the six month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 26, 2015	11,280	$37.25
Granted	940	$29.98
Vested	(8,460)	$37.25
Canceled/forfeited	—	$—
Unvested at June 25, 2016	3,760	$35.43
The total intrinsic value of restricted share units vested during the six months ended June 25, 2016 and June 27, 2015, was $0.3 million and $0.5 million, respectively.
Compensation expense attributable to stock based compensation for the three and six months ended June 25, 2016 was approximately $1.8 million and $3.5 million, respectively, and for the three and six months ended June 27, 2015 was approximately $1.3 million and $3.5 million, respectively. As of June 25, 2016, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares, performance share units and restricted share units to be expensed in future periods is $11.1 million, and the related weighted-average period over which it is expected to be recognized is 2.0 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares, performance share units and restricted share units as of June 25, 2016 is approximately $1.0 million.
The weighted-average grant date fair value of stock options during the three and six months ended June 25, 2016 was $7.89 and $8.29, respectively. Stock options were not granted during the three and six months ended June 27, 2015. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Six Months Ended
	June 25, 2016	June 25, 2016
Expected dividend yield	0.0%	0.0%
Weighted average expected volatility	31.8%	32.6%
Weighted average risk-free interest rate	1.1%	1.2%
Expected holding period	4.00 years	4.00 years
Treasury Stock – As part of the Company’s equity incentive plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the six months ended June 25, 2016, the Company purchased 32,700 shares in settlement of employees’ tax obligations for a total of $1.0 million. The Company accounts for treasury stock using the cost method. These shares are available to grant under the Company’s equity incentive plans.
7. Advertising Costs
The costs of advertising for online marketing arrangements, magazines, direct mail and radio are primarily expensed the first time the advertising takes place. Advertising expense was $6.3 million and $4.9 million for the three months ended June 25, 2016 and June 27, 2015, respectively, and $12.4 million and $11.5 million for the six months ended June 25, 2016 and June 27, 2015, respectively.
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
The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Numerator:
Net income	$10,433	$14,241	$25,215	$32,941
Denominator:
Basic weighted average common shares outstanding	23,763,934	29,230,046	24,283,135	29,363,823
Effect of dilutive securities:
Stock options	71,341	101,446	72,356	112,515
Restricted shares	97,167	122,635	114,892	183,610
Performance share units	5,086	—	2,627	—
Restricted share units	1,450	1,328	1,008	1,452
Diluted weighted average common shares outstanding	23,938,978	29,455,455	24,474,018	29,661,400
Basic net income per common share	$0.44	$0.49	$1.04	$1.12
Diluted net income per common share	$0.44	$0.48	$1.03	$1.11
No stock options or restricted shares have been excluded from the above calculation for the three months ended June 25, 2016. Stock options and restricted shares for the three months ended June 27, 2015 in the amount of 3,657 shares have been excluded from the above calculation as they were anti-dilutive. Stock options and restricted shares for the six months ended June 25, 2016 and June 27, 2015 in the amount of 5,080 shares and 6,836 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.
The Company has the intent and ability to settle the principal portion of its Convertible Notes in cash, and as such, has applied the treasury stock method, which has resulted in the underlying convertible shares being anti-dilutive for the three and six months ended June 25, 2016 as the Company’s average stock price was less than the conversion price. Refer to Note 5. Credit Arrangements for additional information on the Convertible Notes.
9. Share Repurchase Programs
The Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time over three year periods ending on August 4, 2017, May 5, 2018 and November 22, 2018, respectively. As of June 25, 2016, 7,486,306 shares have been repurchased for a total of $254.9 million. The repurchase program does not obligate the Company to acquire any specific number of shares of its common stock and may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing such shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases.
During the three and six months ended June 25, 2016, the Company repurchased 304,943 and 1,739,484 shares, respectively, which were retired upon repurchase. The total purchase price during the three and six months ended June 25, 2016 was $8.7 million and $51.0 million, respectively, with an average repurchase price per share of $28.54 and $29.33, respectively. During the three and six months ended June 27, 2015, the Company repurchased 226,332 and 626,332 shares, respectively, which were retired upon repurchase. The total purchase price during the three and six months ended June 27, 2015 was $9.0 million and $25.5 million, respectively, with an average repurchase price per share of $39.76 and $40.78, respectively.

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

11. Segment Data

The Company currently operates three business segments, retail, direct and manufacturing. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company's management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company's business segments as well as corporate costs. The retail segment primarily includes the Company's retail stores. The retail segment generates revenue primarily through the sale of VMS products through Vitamin Shoppe and Super Supplements retail stores in the United States and Puerto Rico. The direct segment generates revenue through the sale of VMS products primarily through the Company's websites. The Company's websites offer customers online access to a full assortment of approximately 17,400 SKUs. The manufacturing segment supplies the retail and direct segments, along with various third parties, with finished products for sale. Corporate costs represent all other expenses not allocated to the retail, direct or manufacturing segments which include, but are not limited to: human resources, legal, retail management, direct management, finance, information technology, depreciation (primarily related to assets utilized by the retail and direct business segments as well as corporate assets) and amortization, and various other corporate level activity related expenses. Intercompany sales transactions are eliminated in consolidation.
The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 2. Summary of Significant Accounting Policies in the Fiscal 2015 Form 10-K. The Company has allocated $165.3 million, $45.3 million and $32.6 million of its recorded goodwill to the retail, direct and manufacturing segments, respectively. The Company does not have identifiable assets separated by segment, with the exception of the identifiable assets of the manufacturing segment which were $88.5 million and $88.4 million as of June 25, 2016 and December 26, 2015, respectively. Capital expenditures for the manufacturing segment for the six months ended June 25, 2016 and June 27, 2015 were approximately $1.1 million and $2.3 million, respectively. At June 25, 2016 and December 26, 2015, long lived assets of the manufacturing segment were $59.8 million and $60.4 million, respectively. Depreciation and amortization expense, included in selling, general and administrative expenses, for the manufacturing segment during the three months ended June 25, 2016 and June 27, 2015 was approximately $0.4 million in both periods. Depreciation and amortization expense, included in selling, general and administrative expenses, for the manufacturing segment during the six months ended June 25, 2016 and June 27, 2015 was approximately $0.8 million and $0.7 million, respectively.
The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net sales:
Retail	$288,290	$278,200	$576,302	$566,183
Direct	32,773	30,346	68,625	65,190
Manufacturing	20,778	24,664	41,338	46,492
Segment net sales	341,841	333,210	686,265	677,865
Elimination of intersegment revenues	(9,124)	(10,872)	(16,774)	(18,692)
Net sales	$332,717	$322,338	$669,491	$659,173
Income (Loss) from operations:
Retail	$50,469	$51,613	$107,132	$107,672
Direct	4,500	5,587	9,686	10,652
Manufacturing (1)	(1,822)	(1,510)	(2,084)	(1,211)
Corporate costs (2)	(32,423)	(32,126)	(66,748)	(62,594)
Income from operations	$20,724	$23,564	$47,986	$54,519
(1) Manufacturing loss from operations for the three and six months ended June 27, 2015 includes a $1.4 million charge for accounts receivable for one wholesale customer which were deemed uncollectible.
(2) Corporate costs include (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Depreciation and amortization expenses	$8,965	$9,155	$18,634	$18,035
Canada stores closing costs (a)	1,864	—	2,963	—
Cost reduction project (b)	1,492	—	1,492	—
Super Supplements conversion costs (c)	—	—	1,275	—
Reinvention strategy costs (d)	—	—	541	—
Management realignment charges (e)	—	2,174	—	2,174
Integration costs (f)	—	410	—	770

(a)	Costs primarily include lease termination charges.

(b)	Outside consulting costs relating to a project to identify and implement cost reduction opportunities.

(c)	Costs primarily related to the closure of the Seattle distribution center.

(d)	The costs represent outside consultants fees in connection with the Company’s “reinvention strategy”.

(e)	Management realignment charges primarily consist of severance, sign-on bonuses, recruiting and relocation costs.

(f)	Represents integration costs related to the acquisition of Nutri-Force, consisting primarily of professional fees.

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
The following table contains information of the Company’s Convertible Notes (in thousands):

	June 25, 2016	December 26, 2015
Fair Value	$116,896	$119,784
Carrying Value	118,067	115,410

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

Company Overview
We are a multi-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. As of June 25, 2016, we operated 771 stores in 45 states, the District of Columbia and Puerto Rico and also sold our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. We market approximately 880 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare®, Next Step® and Betancourt Nutrition®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement (“VMS”) retailers and continue to refine our assortment with approximately 7,400 stock keeping units ("SKUs") offered in our typical store and approximately 10,000 additional SKUs available through e-commerce. Our broad product offering enables us to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing customer loyalty.
During Fiscal 2015, the Company began development of a strategic plan focused on upgrading our customers’ experience across our retail and e-commerce channels, the “reinvention strategy”. We worked with outside consultants to analyze qualitative and quantitative information relevant to our customers’ experience. The reinvention strategy is focused on upgrading the customer experience to inspire our target customers with changes to curate our product assortment, opportunities to increase private brands penetration, enhancements to the in-store and digital experience, store layout, as well as changes to improve the effectiveness of our loyalty program. Such changes may result in a reduction of SKUs offered by the Company which could result in the recognition of related inventory charges in future periods. We expect to incur approximately $10.0 million of selling, general and administrative costs during Fiscal 2016 in connection with the reinvention strategy, of which approximately $6.0 million of such costs are expected to be on-going. These costs include additional internal resources, improvements to store network connectivity, and outside consultants. During the three and six months ended June 25, 2016, we incurred $2.9 million and $4.9 million, respectively, of costs in connection with the reinvention strategy. The Company is in the process of testing several initiatives and expects to realize improved financial results from the reinvention strategy beginning in Fiscal 2017. In addition, we have engaged a consulting firm in Fiscal 2016 to identify other efficiencies and cost reduction opportunities focusing on product sourcing, store operations and corporate expenses. During the second quarter of Fiscal 2016, we incurred $1.5 million of costs in connection with identifying other efficiencies and cost reduction opportunities and expect to incur approximately $3.0 million during the second half of Fiscal 2016. As a result of this cost reduction project, we have identified savings potential with an additional estimated value of at least $10.0 million on an annualized basis.
In Fiscal 2015, we also performed a review of certain business operations. As part of this review, we implemented changes to the product assortment and supply chain operations of Super Supplements to more closely align Super Supplements with current processes and assortments in the Vitamin Shoppe retail stores. As a result, net costs of $1.0 million were incurred during the first quarter of Fiscal 2016. Annual cost savings resulting from these actions are estimated to be $1 million to $2 million. In addition, the Company decided to cease operations in Canada, closing one store in the first quarter and closing the remaining two stores in the second quarter of Fiscal 2016. As a result, during the three and six months ended June 25, 2016, net costs of $1.9 million and $2.8 million, respectively, were incurred in connection with ceasing operations in Canada and the annual cost savings are estimated to be approximately $1.0 million. Costs for these two initiatives include lease liabilities, markdown charges on inventory and employee severance.
Since the acquisition in Fiscal 2014, Nutri-Force has experienced disruption in its ability to optimize production capacity, volatility in sales performance, and correspondingly has experienced lower service levels to customers. We continue to take steps to improve the operations at Nutri-Force, including improvements in operating efficiencies and the ability to transition additional Vitamin Shoppe branded products. We believe such disruptions should not impact the long-term opportunity from the Nutri-Force acquisition. However, based upon the operating results of Nutri-Force during the three months ended June 25, 2016, we concluded that an impairment trigger occurred for the manufacturing reporting unit and therefore an impairment test was performed. A discounted cash flow model was prepared using the most recent internal forecast, including an estimate of long-term future growth rates and a discount rate determined by management to be commensurate with the risk inherent in this forecast. The results of this analysis determined the fair value of the manufacturing reporting unit exceeded its carrying value, and as a result, we concluded the goodwill assigned to the reporting unit was not impaired. However, the fair value of the manufacturing reporting unit exceeded its carrying value by approximately 5%, which is not considered to be a substantial excess over the carrying value. Should financial performance not improve or if growth expectations are not achieved, estimates of future cash flows may be insufficient to support the carrying value of goodwill of $32.6 million assigned to Nutri-Force as of June 25, 2016, which may result in impairment charges in future periods.
Highlights for the Second Quarter of Fiscal 2016

•	Net sales increased 3.2% compared to the same period of the prior year

•	Total comparable net sales increased 1.6%

•	Comparable store net sales increased 0.8%

•	Comparable e-commerce net sales increased 9.4%

•	Fully diluted earnings per share of $0.44
Outlook for Fiscal 2016
Management expects the following for Fiscal 2016, on a 53-week basis:

•	Total comparable net sales growth expected to be flat to slightly negative

•	To open approximately 30 new stores

•	Capital expenditures of approximately $40 million
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
Trends and Other Factors Affecting Our Business
Our performance is affected by industry trends including, among others, demographic, health and lifestyle preferences, as well as other factors, such as industry media coverage and governmental actions. For example, our industry is subject to potential regulatory activity and other legal matters that could affect the credibility of a given product or category of products. Consumer trends, the overall impact on consumer spending, which may be affected heavily by current economic conditions, and limited product innovation and introductions in the VMS industry can dramatically affect purchasing patterns. Even though our business model allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives, such actions may not offset adverse trends. Additionally, our performance is affected by competitive trends such as the entry and expansion of competitors, changes in promotional strategies or expansion of product assortment by various competitors.
Our historical results have also been significantly influenced by our new store openings. Since the beginning of Fiscal 2014, we have opened 129 stores and as of June 25, 2016 operate 771 stores located in 45 states, the District of Columbia and Puerto Rico. In Fiscal 2016, we have reduced the number of new store openings as we continue to evaluate and implement our reinvention strategy. We plan to open approximately 30 new stores in Fiscal 2016.
New stores have typically required approximately four to five years to mature, generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin. In addition, our new stores since the beginning of Fiscal 2013 are approximately 2,900 square feet compared to the average of our total store portfolio of approximately 3,500 square feet. Additionally, stores opened in new markets have lower brand awareness compared to stores in existing markets, and as a result initially experience a lower sales volume than stores opened in existing markets. As these stores mature, we expect them to contribute positively to our operating results.

In Fiscal 2015, the Company began implementation of a new warehouse management system application (“WMS”) at its Ashland, Virginia distribution center in order to realize further productivity improvements and functionality. Implementation of the new WMS is expected to be completed by the fourth quarter of Fiscal 2016. In addition, we are evaluating alternatives for establishing distribution capabilities in the western U.S.
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
General Definitions for Operating Results
Net Sales consist of sales, net of sales returns, deferred sales, customer incentives and a provision for estimated future returns, from comparable and non-comparable sales. Total comparable net sales include sales generated by retail stores after 410 days of operation and e-commerce sales. Sales to third parties of manufactured products generated by Nutri-Force are considered non-comparable sales.
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
Key Performance Indicators and Statistics
We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net sales	$332,717	$322,338	$669,491	$659,173
Increase (Decrease) in total comparable net sales (1)	1.6%	(1.1)%	(0.2)%	0.1%
Increase (Decrease) in comparable store net sales	0.8%	(0.6)%	(0.9)%	0.5%
Increase (Decrease) in e-commerce comparable net sales	9.4%	(6.0)%	6.4%	(3.3)%
Gross profit as a percent of net sales	32.4%	33.6%	33.5%	33.8%
Income from operations	$20,724	$23,564	$47,986	$54,519

(1)	Total comparable net sales are comprised of comparable retail store sales and e-commerce sales.

The following table shows the growth in our network of stores during the three and six months ended June 25, 2016 and June 27, 2015:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Store Data:
Stores open at beginning of period	766	725	758	717
Stores opened	9	13	18	24
Stores closed	(4)	(4)	(5)	(7)
Stores open at end of period	771	734	771	734
Total retail square footage at end of period (in thousands)	2,701	2,595	2,701	2,595
Average store square footage at end of period	3,503	3,535	3,503	3,535
Three Months Ended June 25, 2016 Compared to Three Months Ended June 27, 2015
The information presented below is for the three months ended June 25, 2016 and June 27, 2015 and was derived from our condensed consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.
The following tables summarize our results of operations for the three months ended June 25, 2016 and June 27, 2015 (in thousands):

	Three Months Ended
	June 25, 2016	June 27, 2015	$ Change	% Change
Net sales	$332,717	$322,338	$10,379	3.2%
Cost of goods sold	224,893	214,078	10,815	5.1%
Cost of goods sold as % of net sales	67.6%	66.4%
Gross profit	107,824	108,260	(436)	(0.4)%
Gross profit as % of net sales	32.4%	33.6%
Selling, general and administrative expenses	87,100	84,696	2,404	2.8%
SG&A expenses as % of net sales	26.2%	26.3%
Income from operations	20,724	23,564	(2,840)	(12.1)%
Income from operations as % of net sales	6.2%	7.3%
Interest expense, net	2,352	179	2,173	1,214.0%
Income before provision for income taxes	18,372	23,385	(5,013)	(21.4)%
Provision for income taxes	7,939	9,144	(1,205)	(13.2)%
Net income	$10,433	$14,241	$(3,808)	(26.7)%
Net Sales
Net sales increased 3.2% as a result of an increase in our total comparable net sales of $5.0 million, or 1.6% and an increase in our total non-comparable net sales of $7.5 million offset by a decrease in Nutri-Force net sales of $2.1 million to third parties. Sales increased $7.5 million in the Vitamins, Minerals and Herbs category and increased $4.4 million in the Specialty Supplements category, which includes whole foods, cleansing and digestive supplements.
Net sales for our three business segments, as well as a discussion of the changes in each segment's net sales from the comparable prior year period, are provided below (in thousands):

	Three Months Ended
	June 25, 2016	June 27, 2015	$ Change	% Change
Net Sales:
Retail (a)	$288,290	$278,200	$10,090	3.6%
Direct (b)	32,773	30,346	2,427	8.0%
Manufacturing (c)	20,778	24,664	(3,886)	(15.8)%
Segment net sales	341,841	333,210	8,631	2.6%
Elimination of intersegment revenues	(9,124)	(10,872)	1,748	(16.1)%
Total net sales	$332,717	$322,338	$10,379	3.2%

(a)
The change in retail sales resulted from an increase in comparable store sales of $2.2 million, or 0.8% and an increase in non-comparable store sales of $7.9 million. The increase in comparable store sales was primarily driven by higher customer traffic resulting primarily from promotional activities and changes in the loyalty program.

(b)
Direct sales increased primarily due to an increase in e-commerce sales of 9.4% partially offset by a decrease in catalog sales. The increase in e-commerce sales was primarily due to effective customer acquisition, promotional activities and changes in the loyalty program.

(c)	Manufacturing sales reflect a decrease of $2.1 million in product manufactured for third parties and a decrease of $1.7 million in product manufactured for the Vitamin Shoppe assortment.

Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution, manufacturing and occupancy costs. As a percentage of net sales, cost of goods sold increased primarily due to a 0.7% decline in product margin resulting primarily from an increase in promotional pricing in response to increased promotions by competitors and loyalty program redemptions, an increase of 0.5% due to Nutri-Force and an increase of 0.1% related to occupancy costs partially offset by 0.1% due to supply chain costs.
Selling, General and Administrative Expenses

	Three Months Ended
	June 25, 2016	June 27, 2015	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$34,020	$32,214	$1,806	5.6%
Store Payroll & benefits as % of net sales	10.2%	10.0%
Advertising and Promotion (b)	6,322	4,938	1,384	28.0%
Advertising & promotion as % of net sales	1.9%	1.5%
Other SG&A (c)	46,758	47,544	(786)	(1.7)%
Other SG&A as % of net sales	14.1%	14.7%
Total SG&A Expenses	$87,100	$84,696	$2,404	2.8%

(a)	Store payroll and benefits increased primarily due to the increase in head count to operate new stores and an increase in the average wage rates.

(b)	Advertising and promotion increased due to higher retail expenditures and digital advertising partially offset by lower expenditures related to Nutri-Force.

(c)
Other SG&A expenses for the three month period ended June 25, 2016 includes costs related to the closing of the Canada stores of $1.9 million and consulting costs in connection with identifying efficiencies and cost reduction opportunities of $1.5 million. Other SG&A expenses for the three month period ended June 27, 2015 includes management realignment charges of $2.2 million, a charge for accounts receivable for one wholesale customer which were deemed uncollectible of $1.4 million and integration costs related to the acquisition of Nutri-Force of $0.4 million.

Income from Operations
Operating income (loss) for our three business segments are provided below (in thousands):

	Three Months Ended
	June 25, 2016	June 27, 2015	$ Change	% Change
Income (Loss) from operations:
Retail (a)	$50,469	$51,613	$(1,144)	(2.2)%
% of net sales	17.5%	18.6%
Direct (b)	4,500	5,587	(1,087)	(19.5)%
% of net sales	13.7%	18.4%
Manufacturing (c)	(1,822)	(1,510)	(312)	20.7%
% of net sales	(8.8)%	(6.1)%
Corporate costs (d)	(32,423)	(32,126)	(297)	0.9%
% of net sales	(9.7)%	(10.0)%
Income from operations	$20,724	$23,564	$(2,840)	(12.1)%

(a)
The decrease in retail income from operations as a rate of sales is due to a 0.5% increase in advertising and promotion, a 0.2% decrease in gross margin resulting from an increase in promotional pricing, 0.2% related to an increase in occupancy costs and 0.2% from store payroll and benefits costs.

(b)	The decrease in direct income from operations is primarily due to a reduction in margin resulting from an increase in promotional pricing and delivery expense.

(c)
The decrease in manufacturing income from operations was primarily due to lower sales volume. The three month period ended June 27, 2015 includes a $1.4 million charge for accounts receivable for one wholesale customer which were deemed uncollectible.

(d)
Corporate costs for the three month period ended June 25, 2016 include costs related to the closing of the Canada stores of $1.9 million and consulting costs in connection with identifying efficiencies and cost reduction opportunities of $1.5 million. Corporate costs for the three month period ended June 27, 2015 include management realignment charges of $2.2 million and integration costs related to the acquisition of Nutri-Force of $0.4 million.

Interest Expense, Net
The increase in interest expense, net of $2.2 million is primarily due to interest expense on our Convertible Notes, which includes the coupon interest, amortization of the debt discount and the amortization of deferred financing fees.
Provision for Income Taxes
The effective tax rate for the three months ended June 25, 2016 was 43.2%, compared to 39.1% for the three months ended June 27, 2015. The change in the effective tax rate is primarily due to charges incurred in Canada related to the closing of retail stores which do not result in tax benefits to the Company’s consolidated results.

Six Months Ended June 25, 2016 Compared to Six Months Ended June 27, 2015
The information presented below is for the six months ended June 25, 2016 and June 27, 2015 and was derived from our condensed consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.
The following tables summarize our results of operations for the six months ended June 25, 2016 and June 27, 2015 (in thousands):

	Six Months Ended
	June 25, 2016	June 27, 2015	$ Change	% Change
Net sales	$669,491	$659,173	$10,318	1.6%
Cost of goods sold	445,420	436,264	9,156	2.1%
Cost of goods sold as % of net sales	66.5%	66.2%
Gross profit	224,071	222,909	1,162	0.5%
Gross profit as % of net sales	33.5%	33.8%
Selling, general and administrative expenses	176,085	168,390	7,695	4.6%
SG&A expenses as % of net sales	26.3%	25.5%
Income from operations	47,986	54,519	(6,533)	(12.0)%
Income from operations as % of net sales	7.2%	8.3%
Interest expense, net	4,614	343	4,271	1,245.2%
Income before provision for income taxes	43,372	54,176	(10,804)	(19.9)%
Provision for income taxes	18,157	21,235	(3,078)	(14.5)%
Net income	$25,215	$32,941	$(7,726)	(23.5)%
Net Sales
Net sales increased 1.6% as a result of an increase in our total non-comparable net sales of $14.5 million offset by a decrease in our total comparable net sales of $1.0 million, or 0.2% and a decrease in Nutri-Force net sales of $3.2 million to third parties. Sales increased $12.2 million in the Vitamins, Minerals and Herbs category and decreased $7.4 million in the Sports Nutrition category.
Net sales for our three business segments, as well as a discussion of the changes in each segment's net sales from the comparable prior year period, are provided below (in thousands):

	Six Months Ended
	June 25, 2016	June 27, 2015	$ Change	% Change
Net Sales:
Retail (a)	$576,302	$566,183	$10,119	1.8%
Direct (b)	68,625	65,190	3,435	5.3%
Manufacturing (c)	41,338	46,492	(5,154)	(11.1)%
Segment net sales	686,265	677,865	8,400	1.2%
Elimination of intersegment revenues	(16,774)	(18,692)	1,918	(10.3)%
Total net sales	$669,491	$659,173	$10,318	1.6%

(a)
The change in retail sales resulted from an increase in non-comparable store sales of $15.2 million offset by a decrease in comparable store sales of $5.1 million, or 0.9%. The decrease in comparable store sales was primarily driven by lower customer traffic.

(b)
Direct sales increased primarily due to an increase in e-commerce sales of 6.4% partially offset by a decrease in catalog sales. The increase in e-commerce sales was primarily due to effective customer acquisition and promotional activities.

(c)	Manufacturing sales reflect a decrease of $3.2 million in product manufactured for third parties and a decrease of $1.9 million in product manufactured for the Vitamin Shoppe assortment.

Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution, manufacturing and occupancy costs. As a percentage of net sales, cost of goods sold increased primarily due to 0.3% related to occupancy costs and 0.2% resulting from Nutri-Force partially offset by 0.3% resulting from category mix and higher private brands penetration.

Selling, General and Administrative Expenses

	Six Months Ended
	June 25, 2016	June 27, 2015	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$67,865	$64,208	$3,657	5.7%
Store Payroll & benefits as % of net sales	10.1%	9.7%
Advertising and Promotion (b)	12,394	11,470	924	8.1%
Advertising & promotion as % of net sales	1.9%	1.7%
Other SG&A (c)	95,826	92,712	3,114	3.4%
Other SG&A as % of net sales	14.3%	14.1%
Total SG&A Expenses	$176,085	$168,390	$7,695	4.6%

(a)	Store payroll and benefits increased primarily due to the increase in head count to operate new stores and an increase in the average wage rates.

(b)	Advertising and promotion increased due to higher retail expenditures and digital advertising partially offset by lower expenditures related to Nutri-Force.

(c)
Other SG&A expenses for the six month period ended June 25, 2016 includes costs related to the closing of the Canada stores of $3.0 million, consulting costs in connection with identifying efficiencies and cost reduction opportunities of $1.5 million, Super Supplements conversion costs of $1.3 million and consultants fees in connection with the Company's "reinvention strategy" of $0.5 million. Other SG&A expenses for the six month period ended June 27, 2015 includes management realignment charges of $2.2 million, a charge for accounts receivable for one wholesale customer which were deemed uncollectible of $1.4 million and integration costs related to the acquisition of Nutri-Force of $0.8 million.

Income from Operations
Operating income (loss) for our three business segments are provided below (in thousands):

	Six Months Ended
	June 25, 2016	June 27, 2015	$ Change	% Change
Income (Loss) from operations:
Retail (a)	$107,132	$107,672	$(540)	(0.5)%
% of net sales	18.6%	19.0%
Direct (b)	9,686	10,652	(966)	(9.1)%
% of net sales	14.1%	16.3%
Manufacturing (c)	(2,084)	(1,211)	(873)	72.1%
% of net sales	(5.0)%	(2.6)%
Corporate costs (d)	(66,748)	(62,594)	(4,154)	6.6%
% of net sales	(10.0)%	(9.5)%
Income from operations	$47,986	$54,519	$(6,533)	(12.0)%

(a)
The decrease in retail income from operations as a rate of sales is due to 0.5% from store payroll and benefits costs, 0.4% related to occupancy costs and 0.3% resulting from other selling, general and administrative expenses partially offset by a 0.8% increase in gross margin resulting from category mix and higher private brands penetration.

(b)	The decrease in direct income from operations is primarily due to a reduction in margin resulting from category mix, and an increase in promotional pricing and delivery expense.

(c)
The decrease in manufacturing income from operations was primarily due to lower sales volume. The six month period ended June 27, 2015 includes a $1.4 million charge for accounts receivable for one wholesale customer which were deemed uncollectible.

(d)
Corporate costs for the six month period ended June 25, 2016 include costs related to the closing of the Canada stores of $3.0 million, consulting costs in connection with identifying efficiencies and cost reduction opportunities of $1.5 million, Super Supplements conversion costs of $1.3 million and consultants fees in connection with the Company's "reinvention strategy" of $0.5 million. Corporate costs for the six month period ended June 27, 2015 include management realignment charges of $2.2 million and integration costs related to the acquisition of Nutri-Force of $0.8 million.

Interest Expense, Net
The increase in interest expense, net of $4.3 million is primarily due to interest expense on our Convertible Notes, which includes the coupon interest, amortization of the debt discount and the amortization of deferred financing fees.
Provision for Income Taxes
The effective tax rate for the six months ended June 25, 2016 was 41.9%, compared to 39.2% for the six months ended June 27, 2015. The change in the effective tax rate is primarily due to charges incurred in Canada related to the closing of retail stores which do not result in tax benefits to the Company’s consolidated results.

Key Indicators of Liquidity and Capital Resources
The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	June 25, 2016	December 26, 2015
Balance Sheet Data:
Cash and cash equivalents	$1,992	$15,104
Working capital (a)	138,927	157,089
Total assets	740,532	748,691
Total debt (b)	133,138	123,525
(a) Working capital is total current assets minus total current liabilities.
(b) Total debt includes the outstanding balance on the Company's Revolving Credit Facility, the net balance of its Convertible Notes and its capital lease obligations.

	Six Months Ended
	June 25, 2016	June 27, 2015
Other Information:
Depreciation and amortization of fixed and intangible assets	$19,440	$18,750
Cash Flows Provided By (Used In):
Operating activities	$54,941	$31,771
Investing activities	(21,176)	(20,346)
Financing activities	(46,930)	(20,365)
Effect of exchange rate changes on cash and cash equivalents	53	103
Net decrease in cash and cash equivalents	$(13,112)	$(8,837)
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
We purchased $51.0 million of common stock under our $300.0 million share repurchase programs during the six months ended June 25, 2016. Refer to Note 9., “Share Repurchase Programs”, to our condensed consolidated financial statements for additional information. During Fiscal 2016 we plan to spend approximately $40 million in capital expenditures, including costs for building new stores, remodeling existing stores and information technology and investments resulting from our reinvention strategy. Of the total capital expenditures projected for Fiscal 2016, we have invested $21.0 million during the six months ended June 25, 2016. We plan to open approximately 30 new stores in Fiscal 2016, of which we have opened 18 stores and closed 5 stores as of June 25, 2016. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $145,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.
We were in compliance with all covenants relating to our Revolving Credit Facility and Convertible Notes as of June 25, 2016. We expect to be in compliance with these same debt covenants during the remainder of Fiscal 2016 as well.
Cash Provided by Operating Activities
Net cash provided by operating activities was $54.9 million for the six months ended June 25, 2016 as compared to $31.8 million for the six months ended June 27, 2015. The $23.2 million increase in cash flows from operating activities is primarily due to an increase in inventory purchases for the six months ended June 27, 2015 related primarily to the transition of Vitamin Shoppe production of private brands to Nutri-Force and the opening of new stores.
Cash Used in Investing Activities
Net cash used in investing activities was $21.2 million during the six months ended June 25, 2016 as compared to $20.3 million during the six months ended June 27, 2015. Capital expenditures during the six months ended June 25, 2016 and June 27, 2015 were used primarily for the build-out of new stores, the remodeling of existing stores and information technology investments. The Company opened 18 new stores during the six months ended June 25, 2016 as compared to 24 new stores during the six months ended June 27, 2015.
Cash Used in Financing Activities
Net cash used in financing activities was $46.9 million for the six months ended June 25, 2016, as compared to $20.4 million for the six months ended June 27, 2015. The $26.6 million increase in cash used in financing activities is primarily due to an increase in purchases of common stock under the Company's share repurchase programs.
Revolving Credit Facility
The terms of our Revolving Credit Facility extend through October 11, 2018, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 5., “Credit Arrangements” in the Notes to Condensed Consolidated Financial Statements (unaudited). As of June 25, 2016, the Company had $15.0 million of borrowings outstanding on its Revolving Credit Facility. The largest amount outstanding during the six months ended June 25, 2016 and June 27, 2015 was $21.0 million and $27.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at June 25, 2016 was $72.1 million.
Convertible Notes
On December 9, 2015, the Company issued $143.8 million of its 2.25% Convertible Notes. The Convertible Notes are

senior unsecured obligations of VSI. Interest is payable on the Convertible Notes on June 1 and December 1 of each year, commencing on June 1, 2016 until their maturity date of December 1, 2020. For additional information regarding the terms of our Convertible Notes, refer to Note 5., "Credit Arrangements", to our condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
As of June 25, 2016, there have been no material changes with respect to our contractual obligations since December 26, 2015. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2015 Form 10-K.
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
Effects of Inflation
We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the six months ended June 25, 2016, retail price inflation was approximately 1%. We anticipate retail inflation to be approximately 1% for Fiscal 2016. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.
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
Our Revolving Credit Facility carries a floating interest rate and, therefore, our statements of income and our cash flows are exposed to changes in interest rates. As of June 25, 2016, there was $15.0 million of borrowings outstanding on our Revolving Credit Facility. At June 25, 2016, a hypothetical 10% change in the floating interest rate would have a de minimis impact on our consolidated financial statements.
Our Convertible Notes carry a fixed interest rate and, therefore, have no market risk.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 25, 2016, pursuant to

Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 25, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of shares of common stock during the quarter ended June 25, 2016:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
March 27, 2016 through April 23, 2016	23,216	$29.40	—	$53,772
April 24, 2016 through May 21, 2016	187,148	$28.03	186,295	$48,550
May 22, 2016 through June 25, 2016	120,314	$29.38	118,648	$45,068
Totals	330,678		304,943

(1)	Includes 25,735 shares withheld to cover required tax payments on behalf of employees as their restricted shares vest.

(2)
On August 5, 2014, May 6, 2015 and November 23, 2015, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time over three year periods ending on August 4, 2017, May 5, 2018 and November 22, 2018, respectively.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
Exhibit
No.                        Description

3.1	Amended and Restated Certificate of Incorporation of Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K filed on June 10, 2016 (File No. 001-34507))

3.2	Fourth Amended and Restated By-laws of Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 3.2 in our Annual Report on Form 10-K filed on February 23, 2016 (File No. 001-34507))

10.01
Offer Letter, dated as of June 6, 2016, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Jason Reiser (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on June 16, 2016 (File No. 001-34507))*

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 25, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

* Management contract or compensation plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 3, 2016.

VITAMIN SHOPPE, INC.

By:	/s/ Brenda Galgano
Brenda Galgano
EVP and Chief Financial Officer

INDEX TO EXHIBITS
Exhibit
No.                        Description

3.1	Amended and Restated Certificate of Incorporation of Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K filed on June 10, 2016 (File No. 001-34507))

3.2	Fourth Amended and Restated By-laws of Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 3.2 in our Annual Report on Form 10-K filed on February 23, 2016 (File No. 001-34507))

10.01
Offer Letter, dated as of June 6, 2016, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Jason Reiser (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on June 16, 2016 (File No. 001-34507))*

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 25, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

* Management contract or compensation plan or arrangement.