Form 10-Q
period 2016-09-24
Vitamin Shoppe, Inc.
filed 2016-11-02
CIK 1360530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒
As of October 14, 2016 Vitamin Shoppe, Inc. had 23,816,518 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 24, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,023	$15,104
Accounts receivable, net of allowance of $1,163 and $897 in 2016 and 2015, respectively	6,958	7,437
Inventories	223,672	226,830
Prepaid expenses and other current assets	29,602	25,194
Total current assets	262,255	274,565
Property and equipment, net of accumulated depreciation and amortization of $297,016 and $274,222 in 2016 and 2015, respectively	140,492	140,158
Goodwill	243,269	243,269
Other intangibles, net	86,314	87,270
Other assets	4,187	3,429
Total assets	$736,517	$748,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$6,000	$8,000
Accounts payable	50,911	41,217
Accrued expenses and other current liabilities	60,137	68,259
Total current liabilities	117,048	117,476
Convertible notes, net	119,413	115,410
Deferred rent	38,387	39,889
Other long-term liabilities	1,876	615
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at September 24, 2016 and December 26, 2015	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 23,970,736 shares issued and 23,810,726 shares outstanding at September 24, 2016, and 25,993,715 shares issued and 25,873,581 shares outstanding at December 26, 2015	240	260
Additional paid-in capital	88,876	139,827
Treasury stock, at cost; 160,010 shares at September 24, 2016 and 120,134 shares at December 26, 2015	(6,400)	(5,225)
Accumulated other comprehensive loss	—	(60)
Retained earnings	377,077	340,499
Total stockholders’ equity	459,793	475,301
Total liabilities and stockholders’ equity	$736,517	$748,691
See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net sales	$314,887	$313,886	$984,378	$973,059
Cost of goods sold	212,762	209,177	658,182	645,441
Gross profit	102,125	104,709	326,196	327,618
Selling, general and administrative expenses	81,852	81,352	257,937	249,742
Income from operations	20,273	23,357	68,259	77,876
Interest expense, net	2,363	172	6,977	515
Income before provision for income taxes	17,910	23,185	61,282	77,361
Provision for income taxes	6,547	9,087	24,704	30,322
Net income	$11,363	$14,098	$36,578	$47,039
Weighted average common shares outstanding
Basic	23,578,334	28,988,779	24,048,201	29,238,808
Diluted	23,769,726	29,190,454	24,239,254	29,504,418
Net income per common share
Basic	$0.48	$0.49	$1.52	$1.61
Diluted	$0.48	$0.48	$1.51	$1.59
See accompanying notes to condensed consolidated financial statements.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net income	$11,363	$14,098	$36,578	$47,039
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(85)	60	(26)
Other comprehensive income (loss)	—	(85)	60	(26)
Comprehensive income	$11,363	$14,013	$36,638	$47,013
See accompanying notes to condensed consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 24, 2016	September 26, 2015
Cash flows from operating activities:
Net income	$36,578	$47,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	28,812	28,457
Impairment charges on fixed assets	415	321
Amortization of deferred financing fees	708	141
Amortization of debt discount on convertible notes	3,434	—
Deferred income taxes	1,309	3,248
Deferred rent	(2,340)	(1,708)
Equity compensation expense	4,706	4,716
Issuance of shares for services rendered	333	—
Tax benefits on exercises of equity awards	714	71
Contingent consideration for acquisition of FDC Vitamins, LLC	—	(959)
Changes in operating assets and liabilities:
Accounts receivable	479	5,311
Inventories	4,506	(29,911)
Prepaid expenses and other current assets	(4,407)	(786)
Other long-term assets	106	(221)
Accounts payable	11,337	1,292
Accrued expenses and other current liabilities	(9,442)	(3,087)
Other long-term liabilities	840	2,726
Net cash provided by operating activities	78,088	56,650
Cash flows from investing activities:
Capital expenditures	(31,228)	(30,172)
Acquisition of FDC Vitamins, LLC	—	487
Trademarks and other intangible assets	(221)	(444)
Net cash used in investing activities	(31,449)	(30,129)
Cash flows from financing activities:
Borrowings under revolving credit facility	51,000	27,000
Repayments of borrowings under revolving credit facility	(53,000)	(27,000)
Bank overdraft	(377)	5,822
Contingent consideration payment for acquisition of FDC Vitamins, LLC	—	(4,041)
Proceeds from exercises of common stock options	90	1,348
Issuance of shares under employee stock purchase plan	536	718
Tax benefits on exercises of equity awards	(714)	(71)
Purchases of treasury stock	(1,175)	(2,492)
Purchases of shares under Share Repurchase Programs	(56,011)	(37,965)
Other financing activities	(125)	(97)
Net cash used in financing activities	(59,776)	(36,778)
Effect of exchange rate changes on cash and cash equivalents	56	72
Net decrease in cash and cash equivalents	(13,081)	(10,185)

Cash and cash equivalents beginning of period	15,104	12,166
Cash and cash equivalents end of period	$2,023	$1,981
Supplemental disclosures of cash flow information:
Interest paid	$1,879	$282
Income taxes paid	$30,968	$26,351
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$4,327	$5,617
Assets acquired under capital leases	$1,589	$—
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
The condensed consolidated financial statements as of September 24, 2016 and September 26, 2015 are unaudited. The condensed consolidated balance sheet as of December 26, 2015 was derived from our audited financial statements. All intercompany transactions and balances have been eliminated in consolidation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K for the fiscal year ended December 26, 2015, as filed with the Securities and Exchange Commission on February 23, 2016 (the “Fiscal 2015 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
The Company's fiscal year ends on the last Saturday in December. As used herein, the term "Fiscal Year" or "Fiscal" refers to a 52-week or 53-week period, ending on the last Saturday in December. Fiscal 2016 is a 53-week fiscal year. The results for the three and nine months ended September 24, 2016 and September 26, 2015 are each based on 13-week and 39-week periods, respectively.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 will require modified retrospective application at the beginning of our first quarter of Fiscal 2019, but permits adoption in an earlier period. The Company is evaluating ASU 2016-02 in order to determine the impact of this guidance on the Company’s condensed consolidated financial statements and anticipates this guidance will result in a significant increase to long-term assets and liabilities given we have a significant number of leases.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 addresses simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of ASU 2016-09 is permitted. The Company has evaluated ASU 2016-09 and does not expect the impact of this guidance to have a material impact on the Company's condensed consolidated financial statements. However, under certain circumstances, this guidance could have an impact on the Company’s effective tax rate as changes between tax and book treatment of equity compensation will be recognized in the provision for income taxes beginning in Fiscal 2017.
2. Inventories
The components of inventories are as follows (in thousands):

	September 24, 2016	December 26, 2015
Finished goods	$202,202	$211,879
Work-in-process	5,016	6,180
Raw materials	16,454	8,771
	$223,672	$226,830
3. Goodwill and Intangible Assets
Goodwill is allocated between the Company’s segments (reporting units), retail, direct and manufacturing. The following table discloses the carrying value of all intangible assets (in thousands):

	September 24, 2016			December 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets
Goodwill	$243,269	$—	$243,269	$243,269	$—	$243,269
Tradenames – Indefinite-lived	68,405	—	68,405	68,405	—	68,405
Brands	10,000	1,296	8,704	10,000	880	9,120
Customer relationships	7,500	875	6,625	7,500	594	6,906
Tradenames – Definite-lived	4,894	3,007	1,887	4,673	2,722	1,951
Software	1,300	607	693	1,300	412	888
	$335,368	$5,785	$329,583	$335,147	$4,608	$330,539

The useful lives of the Company’s definite-lived intangible assets are between 3 to 20 years. The expected amortization expense on definite-lived intangible assets on the Company’s condensed consolidated balance sheet at September 24, 2016, is as follows (in thousands):

Remainder of Fiscal 2016	$355
Fiscal 2017	1,435
Fiscal 2018	1,435
Fiscal 2019	1,435
Fiscal 2020	1,435
Thereafter	11,814
$17,909

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 24, 2016	December 26, 2015
Accrued salaries and related expenses	$14,124	$10,115
Sales tax payable and related expenses	7,777	6,975
Deferred sales (a)	5,413	20,483
Accrued fixed asset additions	3,935	5,842
Other accrued expenses	28,888	24,844
	$60,137	$68,259

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
The Convertible Notes consist of the following components (in thousands):

	September 24, 2016	December 26, 2015
Liability component:
Principal	$143,750	$143,750
Conversion feature	(24,800)	(24,800)
Liability portion of debt issuance costs	(3,802)	(3,800)
Amortization	4,265	260
Net carrying amount	$119,413	$115,410

Equity component:
Conversion feature	$24,800	$24,800
Equity portion of debt issuance costs	(793)	(793)
Deferred taxes	941	941
Net carrying amount	$24,948	$24,948

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
Revolving Credit Facility
As of September 24, 2016 and December 26, 2015, the Company had $6.0 million and $8.0 million of borrowings outstanding on its Revolving Credit Facility (the "Revolving Credit Facility"), respectively.
Subject to the terms of the Revolving Credit Facility, which has a maturity date of October 11, 2018, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable as well as certain inventory of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount outstanding during both the nine months ended September 24, 2016 and September 26, 2015 was $27.0 million. The unused available line of credit under the Revolving Credit Facility at September 24, 2016 was $81.1 million.
Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.25% or 0.50% or the adjusted Eurodollar rate plus 1.25% or 1.50%, in each case with the higher spread applicable in the event that the aggregate amount of the borrowings under the Revolving Credit Facility exceeds 50% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility during the nine months ended September 24, 2016 and September 26, 2015 was 1.75% and 1.44%, respectively. The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility was 0.25% as of September 24, 2016 and December 26, 2015.
Interest expense, net for the three and nine months ended September 24, 2016 and September 26, 2015 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Amortization of debt discount on convertible notes	$1,156	$—	$3,434	$—
Interest on convertible notes	818	—	2,455	—
Amortization of deferred financing fees	236	62	708	141
Interest / fees on the revolving credit facility and other interest	153	110	380	375
Interest income	—	—	—	(1)
Interest expense, net	$2,363	$172	$6,977	$515

6. Stock Based Compensation
Equity Incentive Plans – The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan, as amended and restated effective April 6, 2012, (the “2009 Plan”). As of September 24, 2016, there were 2,077,482 shares available to grant under both plans which includes 160,010 shares currently held by the Company as treasury stock.
The following table summarizes restricted shares for the 2009 Plan as of September 24, 2016 and changes during the nine month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 26, 2015	398,562	$42.65
Granted	165,605	$30.04
Vested	(101,009)	$46.72
Canceled/forfeited	(84,031)	$43.35
Unvested at September 24, 2016	379,127	$35.90
The total intrinsic value of restricted shares vested during the nine months ended September 24, 2016 and September 26, 2015, was $2.7 million and $6.2 million, respectively.
The following table summarizes stock options for the 2006 and 2009 Plans as of September 24, 2016 and changes during the nine month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2015	284,838	$22.65
Granted	233,285	$30.03
Exercised	(5,282)	$17.11
Canceled/forfeited	(30,155)	$32.66
Outstanding at September 24, 2016	482,686	$25.65	5.38	$2,022
Vested or expected to vest at September 24, 2016	467,286	$25.65	5.38
Vested and exercisable at September 24, 2016	261,449	$21.95	1.89	$2,020
The total intrinsic value of options exercised during the nine months ended September 24, 2016 was $0.1 million and during the nine months ended September 26, 2015 was $1.0 million. The cash received from options exercised during the nine months ended September 24, 2016 was $0.1 million and during the nine months ended September 26, 2015 was $1.3 million.
Stock options granted during the nine months ended September 24, 2016 shall become vested in equal installments on the first, second and third anniversaries of the date on which such equity grants were awarded.
The following table summarizes performance share units for the 2009 Plan as of September 24, 2016 and changes during the nine month period then ended:

	Number of Unvested Performance Share Units	Weighted Average Grant Date Fair Value
Unvested at December 26, 2015	—	$—
Granted	134,927	$30.42
Vested	—	$—
Canceled/forfeited	(6,608)	$30.26
Unvested at September 24, 2016	128,319	$30.43
Performance share units granted during the nine months ended September 24, 2016 shall become vested on December 29, 2018 if the performance criteria are achieved. Performance share units can vest at a range of 25% to 150% based on the achievement of pre-established performance targets.
The following table summarizes restricted share units for the 2009 Plan as of September 24, 2016 and changes during the nine month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 26, 2015	11,280	$37.25
Granted	21,451	$30.68
Vested	(12,220)	$36.69
Canceled/forfeited	—	$—
Unvested at September 24, 2016	20,511	$30.71
The total intrinsic value of restricted share units vested during the nine months ended September 24, 2016 and September 26, 2015, was $0.3 million and $0.5 million, respectively.
Compensation expense attributable to stock based compensation for the three and nine months ended September 24, 2016 was approximately $1.2 million and $4.7 million, respectively, and for the three and nine months ended September 26, 2015 was approximately $1.2 million and $4.7 million, respectively. As of September 24, 2016, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares, performance share units and restricted share units to be expensed in future periods is $8.9 million, and the related weighted-average period over which it is expected to be recognized is 1.8 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares, performance share units and restricted share units as of September 24, 2016 is approximately $0.7 million.
The weighted-average grant date fair value of stock options during the three and nine months ended September 24, 2016 was $7.07 and $8.21, respectively. Stock options were not granted during the three and nine months ended September 26, 2015. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	September 24, 2016	September 24, 2016
Expected dividend yield	0.0%	0.0%
Weighted average expected volatility	31.4%	32.5%
Weighted average risk-free interest rate	1.0%	1.2%
Expected holding period	4.00 years	4.00 years
Treasury Stock – As part of the Company’s equity incentive plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the nine months ended September 24, 2016, the Company purchased 39,876 shares in settlement of employees’ tax obligations for a total of $1.2 million. The Company accounts for treasury stock using the cost method. These shares are available to grant under the Company’s equity incentive plans.
7. Advertising Costs
The costs of advertising for online marketing arrangements, magazines, direct mail and radio are primarily expensed the first time the advertising takes place. Advertising expense was $5.7 million and $5.3 million for the three months ended September 24, 2016 and September 26, 2015, respectively, and $18.1 million and $16.8 million for the nine months ended September 24, 2016 and September 26, 2015, respectively.
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

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Numerator:
Net income	$11,363	$14,098	$36,578	$47,039
Denominator:
Basic weighted average common shares outstanding	23,578,334	28,988,779	24,048,201	29,238,808
Effect of dilutive securities:
Stock options	67,797	86,627	70,837	103,885
Restricted shares	110,761	113,535	113,515	160,252
Performance share units	11,602	—	5,619	—
Restricted share units	1,232	1,513	1,082	1,473
Diluted weighted average common shares outstanding	23,769,726	29,190,454	24,239,254	29,504,418
Basic net income per common share	$0.48	$0.49	$1.52	$1.61
Diluted net income per common share	$0.48	$0.48	$1.51	$1.59
Stock options, restricted shares and performance share units for the three months ended September 24, 2016 and September 26, 2015 in the amount of 35,106 shares and 90,737 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Stock options, restricted shares and performance share units for the nine months ended September 24, 2016 and September 26, 2015 in the amount of 15,088 shares and 34,803 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.
The Company has the intent and ability to settle the principal portion of its Convertible Notes in cash, and as such, has applied the treasury stock method, which has resulted in the underlying convertible shares being anti-dilutive for the three and nine months ended September 24, 2016 as the Company’s average stock price was less than the conversion price. Refer to Note 5. Credit Arrangements for additional information on the Convertible Notes.
9. Share Repurchase Programs
The Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time over three year periods ending on August 4, 2017, May 5, 2018 and November 22, 2018, respectively. As of September 24, 2016, 7,665,954 shares have been repurchased for a total of $259.9 million. The repurchase program does not obligate the Company to acquire any specific number of shares of its common stock and may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing such shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases.
During the three and nine months ended September 24, 2016, the Company repurchased 179,648 and 1,919,132 shares, respectively, which were retired upon repurchase. The total purchase price during the three and nine months ended September 24, 2016 was $5.0 million and $56.0 million, respectively, with an average repurchase price per share of $27.83 and $29.19, respectively. During the three and nine months ended September 26, 2015, the Company repurchased 355,021 and 981,353 shares, respectively, which were retired upon repurchase. The total purchase price during the three and nine months ended September 26, 2015 was $12.4 million and $38.0 million, respectively, with an average repurchase price per share of $35.00 and $38.69, respectively.
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

11. Segment Data
The Company currently operates three business segments, retail, direct and manufacturing. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company's management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company's business segments as well as corporate costs. The retail segment primarily includes the Company's retail stores. The retail segment generates revenue primarily through the sale of VMS products through Vitamin Shoppe and Super Supplements retail stores in the United States and Puerto Rico. The direct segment generates revenue through the sale of VMS products primarily through the Company's websites. The Company's websites offer customers online access to a full assortment of approximately 17,000 SKUs. The manufacturing segment supplies the retail and direct segments, along with various third parties, with finished products for sale. Corporate costs represent all other expenses not allocated to the retail, direct or manufacturing segments which include, but are not limited to: human resources, legal, retail management, direct management, finance, information technology, depreciation (primarily related to assets utilized by the retail and direct business segments as well as corporate assets) and amortization, and various other corporate level activity related expenses. Intercompany sales transactions are eliminated in consolidation.
The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 2. Summary of Significant Accounting Policies in the Fiscal 2015 Form 10-K. The Company has allocated $165.3 million, $45.3 million and $32.6 million of its recorded goodwill to the retail, direct and manufacturing segments, respectively. The Company does not have identifiable assets separated by segment, with the exception of the identifiable assets of the manufacturing segment which were $89.9 million and $88.4 million as of September 24, 2016 and December 26, 2015, respectively. Capital expenditures for the manufacturing segment for the nine months ended September 24, 2016 and September 26, 2015 were approximately $1.9 million and $3.0 million, respectively. At September 24, 2016 and December 26, 2015, long lived assets of the manufacturing segment were $59.5 million and $60.4 million, respectively. Depreciation and amortization expense, included in selling, general and administrative expenses, for the manufacturing segment during the three months ended September 24, 2016 and September 26, 2015 was approximately $0.5 million and $0.4 million, respectively. Depreciation and amortization expense, included in selling, general and administrative expenses, for the manufacturing segment during the nine months ended September 24, 2016 and September 26, 2015 was approximately $1.4 million and $1.1 million, respectively.
The following table contains key financial information of the Company’s business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net sales:
Retail	$270,756	$270,213	$847,058	$836,396
Direct	30,321	31,254	98,946	96,444
Manufacturing	24,357	20,693	65,695	67,185
Segment net sales	325,434	322,160	1,011,699	1,000,025
Elimination of intersegment revenues	(10,547)	(8,274)	(27,321)	(26,966)
Net sales	$314,887	$313,886	$984,378	$973,059
Income (Loss) from operations:
Retail	$45,397	$47,890	$152,529	$155,562
Direct	4,498	5,324	14,184	15,976
Manufacturing (1)	(734)	(222)	(2,818)	(1,433)
Corporate costs (2)	(28,888)	(29,635)	(95,636)	(92,229)
Income from operations	$20,273	$23,357	$68,259	$77,876
(1) Manufacturing loss from operations for the nine months ended September 26, 2015 includes a $1.4 million charge for accounts receivable for one wholesale customer which were deemed uncollectible.

(2) Corporate costs include (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Depreciation and amortization expenses	$8,828	$9,323	$27,462	$27,359
Canada stores closing costs (a)	(906)	—	2,057	—
Cost reduction project (b)	2,269	—	3,761	—
Super Supplements conversion costs (c)	—	—	1,275	—
Reinvention strategy costs (d)	—	1,026	541	1,026
Management realignment charges (e)	—	—	—	2,174
Integration costs (f)	—	617	—	1,387

(a)	Charges primarily related to lease terminations. The credit during the three months ended September 24, 2016 relates to a reversal of lease liabilities previously accrued.

(b)	Outside consulting costs relating to a project to identify and implement cost reduction opportunities.

(c)	Costs primarily related to the closure of the Seattle distribution center.

(d)	The costs represent outside consultants fees in connection with the Company’s “reinvention strategy”.

(e)	Management realignment charges primarily consist of severance, sign-on bonuses, recruiting and relocation costs.

(f)	Represents integration costs related to the acquisition of Nutri-Force, consisting primarily of professional fees.
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
The Company's financial instruments also include its Convertible Notes (in thousands):

	September 24, 2016	December 26, 2015
Fair Value	$113,669	$119,784
Carrying Value	119,413	115,410

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
Company Overview
We are a multi-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. As of September 24, 2016, we operated 774 stores in 45 states, the District of Columbia and Puerto Rico and also sold our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. We market approximately 880 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare®, Next Step® and Betancourt Nutrition®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement (“VMS”) retailers and continue to refine our assortment with approximately 7,000 stock keeping units ("SKUs") offered in our typical store and approximately 10,000 additional SKUs available through e-commerce. Our broad product offering enables us to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing customer loyalty.
During Fiscal 2015, the Company began development of a strategic plan focused on upgrading our customers’ experience across our retail and e-commerce channels, the “reinvention strategy”. We worked with outside consultants to analyze qualitative and quantitative information relevant to our customers’ experience. The reinvention strategy is focused on upgrading the customer experience to inspire our target customers with changes to curate our product assortment, opportunities to increase private brands penetration, enhancements to the in-store and digital experience, store layout, as well as changes to improve the effectiveness of our loyalty program. Such changes may result in a reduction of SKUs offered by the Company which could result in the recognition of related inventory charges in future periods. We expect to incur approximately $10.0 million of selling, general and administrative costs during Fiscal 2016 in connection with the reinvention, of which approximately $6.0 million of such costs are expected to be on-going. These costs include additional internal resources, improvements to store network connectivity, and outside consultants. During the three and nine months ended September 24, 2016, we incurred $2.0 million and $7.0 million, respectively, of costs to implement the reinvention. The Company is in the process of testing several initiatives and expects to realize improved financial results from the reinvention beginning in Fiscal 2017. In addition, we have engaged a consulting firm in Fiscal 2016 to identify other efficiencies and cost reduction opportunities focusing on product sourcing, store operations and corporate expenses. During the three and nine months ended September 24, 2016, we incurred $2.3 million and $3.8 million, respectively, of costs in connection with identifying other efficiencies and cost reduction opportunities. As a result of this cost reduction project, we have identified savings potential with an additional estimated value of at least $10.0 million on an annualized basis.
In Fiscal 2015, we also performed a review of certain business operations. As part of this review, we implemented changes to the product assortment and supply chain operations of Super Supplements to more closely align Super Supplements with current processes and assortments in the Vitamin Shoppe retail stores. As a result, net costs of $1.0 million were incurred during the first quarter of Fiscal 2016. Annual cost savings resulting from these actions are estimated to be $1 million to $2 million. In addition, the Company decided to cease operations in Canada, closing one store in the first quarter and closing the remaining two stores in the second quarter of Fiscal 2016. During the nine months ended September 24, 2016, net costs of $1.9 million were incurred in connection with ceasing operations in Canada which includes a reversal of lease liabilities during the three months ended September 24, 2016 of $0.9 million relating to lease liabilities previously accrued. The annual cost savings in connection with ceasing operations in Canada are estimated to be approximately $1.0 million. Costs for these two initiatives include lease liabilities, markdown charges on inventory and employee severance.
Since the acquisition in Fiscal 2014, Nutri-Force has experienced disruption in its ability to optimize production capacity, volatility in sales performance, and correspondingly has experienced lower service levels to customers. We continue to take steps to improve the operations at Nutri-Force, including improvements in operating efficiencies and the ability to transition additional Vitamin Shoppe branded products. We believe such disruptions should not impact the long-term opportunity from the Nutri-Force acquisition. However, based upon the operating results of Nutri-Force during the three months ended June 25, 2016, we concluded that an impairment trigger occurred for the manufacturing reporting unit and therefore an impairment test was performed. A discounted cash flow model was prepared using the most recent internal forecast, including an estimate of long-term future growth rates and a discount rate determined by management to be commensurate with the risk inherent in this forecast. The results of this analysis determined the fair value of the manufacturing reporting unit exceeded its carrying value, and as a result, we concluded the goodwill assigned to the reporting unit was not impaired. However, the fair value of the manufacturing reporting unit exceeded its carrying value by approximately 5%, which is not considered to be a substantial excess over the carrying value. While financial results during the three months ended September 24, 2016 did not improve, we continue to closely monitor the financial performance of Nutri-Force and are currently in the process of developing the annual and long-term operating plans for Nutri-Force. Should financial performance not improve or if growth expectations are not achieved, estimates of future cash flows may be insufficient to support the carrying value of goodwill of $32.6 million assigned to Nutri-Force as of September 24, 2016, which may result in impairment charges in future periods.
Highlights for the Third Quarter of Fiscal 2016

•	Net sales were flat compared to the same period of the prior year

•	Total comparable net sales decreased 1.9%

•	Comparable store net sales decreased 2.3%

•	Comparable e-commerce net sales increased 1.7%

•	Fully diluted earnings per share of $0.48
Outlook for Fiscal 2016
Management expects the following for Fiscal 2016, on a 53-week basis:

•	Total comparable net sales growth expected to be flat to slightly negative

•	To open 27 new stores

•	Capital expenditures of approximately $40 million
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
Our historical results have also been significantly influenced by our new store openings. Since the beginning of Fiscal

2014, we have opened 134 stores and as of September 24, 2016 operate 774 stores located in 45 states, the District of Columbia and Puerto Rico. In Fiscal 2016, we have reduced the number of new store openings as we continue to evaluate and implement our reinvention strategy. We expect to open 27 new stores in Fiscal 2016, of which 23 were opened during the nine months ended September 24, 2016.
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
In Fiscal 2015, the Company began implementation of a new warehouse management system application (“WMS”) at its Ashland, Virginia distribution center in order to realize further productivity improvements and functionality. Implementation of the new WMS is expected to be completed by the fourth quarter of Fiscal 2016. In addition, we are developing plans to open a distribution center in the western U.S. within the next two years. We previously utilized a third-party logistics provider to service the west coast, and plan to open a Company operated facility that we believe will provide improved service levels and network efficiencies.
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
General Definitions for Operating Results
Net Sales consist of sales, net of sales returns, deferred sales, customer incentives and a provision for estimated future returns, from comparable and non-comparable sales. Total comparable net sales include sales generated by retail stores and e-commerce sales in both reporting periods. Sales generated by retail stores after 410 days of operation are included in comparable net sales. Sales to third parties of manufactured products generated by Nutri-Force are considered non-comparable sales.
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

Key Performance Indicators and Statistics
We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net sales	$314,887	$313,886	$984,378	$973,059
Increase (Decrease) in total comparable net sales (1)	(1.9)%	0.1%	(0.5)%	0.1%
Increase (Decrease) in comparable store net sales	(2.3)%	0.1%	(1.4)%	0.3%
Increase (Decrease) in e-commerce comparable net sales	1.7%	0.6%	6.8%	(2.1)%
Gross profit as a percent of net sales	32.4%	33.4%	33.1%	33.7%
Income from operations	$20,273	$23,357	$68,259	$77,876

(1)	Total comparable net sales are comprised of comparable retail store sales and e-commerce sales.
The following table shows the growth in our network of stores during the three and nine months ended September 24, 2016 and September 26, 2015:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Store Data:
Stores open at beginning of period	771	734	758	717
Stores opened	5	15	23	39
Stores closed	(2)	(1)	(7)	(8)
Stores open at end of period	774	748	774	748
Total retail square footage at end of period (in thousands)	2,710	2,634	2,710	2,634
Average store square footage at end of period	3,501	3,522	3,501	3,522
Three Months Ended September 24, 2016 Compared to Three Months Ended September 26, 2015
The information presented below is for the three months ended September 24, 2016 and September 26, 2015 and was derived from our condensed consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.

The following tables summarize our results of operations for the three months ended September 24, 2016 and September 26, 2015 (in thousands):

	Three Months Ended
	September 24, 2016	September 26, 2015	$ Change	% Change
Net sales	$314,887	$313,886	$1,001	0.3%
Cost of goods sold	212,762	209,177	3,585	1.7%
Cost of goods sold as % of net sales	67.6%	66.6%
Gross profit	102,125	104,709	(2,584)	(2.5)%
Gross profit as % of net sales	32.4%	33.4%
Selling, general and administrative expenses	81,852	81,352	500	0.6%
SG&A expenses as % of net sales	26.0%	25.9%
Income from operations	20,273	23,357	(3,084)	(13.2)%
Income from operations as % of net sales	6.4%	7.4%
Interest expense, net	2,363	172	2,191	1,273.8%
Income before provision for income taxes	17,910	23,185	(5,275)	(22.8)%
Provision for income taxes	6,547	9,087	(2,540)	(28.0)%
Net income	$11,363	$14,098	$(2,735)	(19.4)%
Net Sales
Net sales were flat as a result of an increase in our total non-comparable net sales of $6.6 million, which includes an increase in Nutri-Force net sales of $1.4 million to third parties, and a decrease in our total comparable net sales of $5.6 million, or 1.9%. Sales increased $2.7 million in the Specialty Supplements category, which includes whole foods, cleansing and digestive supplements and increased $2.5 million in the Vitamins, Minerals and Herbs category. Sales decreased $5.8 million in the Sports Nutrition category.
Net sales for our three business segments, as well as a discussion of the changes in each segment's net sales from the comparable prior year period, are provided below (in thousands):

	Three Months Ended
	September 24, 2016	September 26, 2015	$ Change	% Change
Net Sales:
Retail (a)	$270,756	$270,213	$543	0.2%
Direct (b)	30,321	31,254	(933)	(3.0)%
Manufacturing (c)	24,357	20,693	3,664	17.7%
Segment net sales	325,434	322,160	3,274	1.0%
Elimination of intersegment revenues	(10,547)	(8,274)	(2,273)	27.5%
Total net sales	$314,887	$313,886	$1,001	0.3%

(a)
The change in retail sales resulted from an increase in non-comparable store sales of $6.6 million offset by a decrease in comparable store sales of $6.1 million, or 2.3%. The decrease in comparable store sales was primarily driven by a reduction in average transaction value resulting from product category mix.

(b)
Direct sales decreased primarily due to a decrease in non-comparable e-commerce net sales as a result of the closure of the Super Supplements on-line storefront and lower catalog sales totaling $1.4 million partially offset by an increase in comparable e-commerce net sales of $0.5 million, or 1.7%.

(c)	Manufacturing sales reflect an increase of $2.3 million in product manufactured for the Vitamin Shoppe assortment and an increase of $1.4 million in product manufactured for third parties.

Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution, manufacturing and occupancy costs. As a percentage of net sales, cost of goods sold increased primarily due to an increase of 0.6% related to occupancy, an increase of 0.5% due to Nutri-Force and an increase of 0.4% resulting from supply chain costs partially offset by a 0.5% increase in product margin, which is primarily the result of less promotional activity.
Selling, General and Administrative Expenses

	Three Months Ended
	September 24, 2016	September 26, 2015	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$32,863	$31,856	$1,007	3.2%
Store Payroll & benefits as % of net sales	10.4%	10.1%
Advertising and Promotion (b)	5,669	5,343	326	6.1%
Advertising & promotion as % of net sales	1.8%	1.7%
Other SG&A (c)	43,320	44,153	(833)	(1.9)%
Other SG&A as % of net sales	13.8%	14.1%
Total SG&A Expenses	$81,852	$81,352	$500	0.6%

(a)	Store payroll and benefits increased primarily due to the increase in head count to operate new stores and an increase in the average wage rates.

(b)	Advertising and promotion increased due to higher retail expenditures partially offset by lower expenditures related to Nutri-Force and digital advertising.

(c)
Other SG&A expenses for the three month period ended September 24, 2016 includes consulting costs in connection with identifying efficiencies and cost reduction opportunities of $2.3 million and a reversal of lease liabilities previously accrued related to the closing of the Canada stores of $0.9 million. Other SG&A expenses for the three month period ended September 26, 2015 includes consultants fees in connection with the Company's "reinvention strategy" of $1.0 million and integration costs related to the acquisition of Nutri-Force of $0.6 million.

Income from Operations
Operating income (loss) for our three business segments are provided below (in thousands):

	Three Months Ended
	September 24, 2016	September 26, 2015	$ Change	% Change
Income (Loss) from operations:
Retail (a)	$45,397	$47,890	$(2,493)	(5.2)%
% of net sales	16.8%	17.7%
Direct (b)	4,498	5,324	(826)	(15.5)%
% of net sales	14.8%	17.0%
Manufacturing (c)	(734)	(222)	(512)	230.6%
% of net sales	(3.0)%	(1.1)%
Corporate costs (d)	(28,888)	(29,635)	747	(2.5)%
% of net sales	(9.2)%	(9.4)%
Income from operations	$20,273	$23,357	$(3,084)	(13.2)%

(a)
The decrease in retail income from operations as a rate of sales is due to a 0.4% increase from store payroll and benefits costs, a 0.3% decrease in gross margin and a 0.2% increase in advertising and promotion costs.

(b)	The decrease in direct income from operations is primarily due to a reduction in operating margin generated by on-line marketplaces and from an increase in promotional pricing and delivery expense.

(c)	The increase in manufacturing loss from operations was primarily due to operational inefficiencies.

(d)
Corporate costs for the three month period ended September 24, 2016 includes consulting costs in connection with identifying efficiencies and cost reduction opportunities of $2.3 million and a reversal of lease liabilities previously accrued related to the closing of the Canada stores of $0.9 million. Corporate costs for the three month period ended September 26, 2015 includes consultants fees in connection with the Company's "reinvention strategy" of $1.0 million and integration costs related to the acquisition of Nutri-Force of $0.6 million.

Interest Expense, Net
The increase in interest expense, net of $2.2 million is primarily due to interest expense on our Convertible Notes, which includes the coupon interest, amortization of the debt discount and the amortization of deferred financing fees.
Provision for Income Taxes
The effective tax rate for the three months ended September 24, 2016 was 36.6%, compared to 39.2% for the three months ended September 26, 2015. The change in the effective tax rate is primarily due to a reversal of lease liabilities previously accrued of $0.9 million in connection with the closing of retail stores in Canada which do not result in tax expense to the Company’s consolidated results.

Nine Months Ended September 24, 2016 Compared to Nine Months Ended September 26, 2015
The information presented below is for the nine months ended September 24, 2016 and September 26, 2015 and was derived from our condensed consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.
The following tables summarize our results of operations for the nine months ended September 24, 2016 and September 26, 2015 (in thousands):

	Nine Months Ended
	September 24, 2016	September 26, 2015	$ Change	% Change
Net sales	$984,378	$973,059	$11,319	1.2%
Cost of goods sold	658,182	645,441	12,741	2.0%
Cost of goods sold as % of net sales	66.9%	66.3%
Gross profit	326,196	327,618	(1,422)	(0.4)%
Gross profit as % of net sales	33.1%	33.7%
Selling, general and administrative expenses	257,937	249,742	8,195	3.3%
SG&A expenses as % of net sales	26.2%	25.7%
Income from operations	68,259	77,876	(9,617)	(12.3)%
Income from operations as % of net sales	6.9%	8.0%
Interest expense, net	6,977	515	6,462	1,254.8%
Income before provision for income taxes	61,282	77,361	(16,079)	(20.8)%
Provision for income taxes	24,704	30,322	(5,618)	(18.5)%
Net income	$36,578	$47,039	$(10,461)	(22.2)%
Net Sales
Net sales increased 1.2% as a result of an increase in our total non-comparable net sales of $18.1 million offset by a decrease in our total comparable net sales of $4.9 million, or 0.5% and a decrease in Nutri-Force net sales of $1.8 million to third parties. Sales increased $11.7 million in the Specialty Supplements category, which includes whole foods, cleansing and digestive supplements and increased $10.8 million in the Vitamins, Minerals and Herbs category. Sales decreased $12.3 million in the Sports Nutrition category.

Net sales for our three business segments, as well as a discussion of the changes in each segment's net sales from the comparable prior year period, are provided below (in thousands):

	Nine Months Ended
	September 24, 2016	September 26, 2015	$ Change	% Change
Net Sales:
Retail (a)	$847,058	$836,396	$10,662	1.3%
Direct (b)	98,946	96,444	2,502	2.6%
Manufacturing (c)	65,695	67,185	(1,490)	(2.2)%
Segment net sales	1,011,699	1,000,025	11,674	1.2%
Elimination of intersegment revenues	(27,321)	(26,966)	(355)	1.3%
Total net sales	$984,378	$973,059	$11,319	1.2%

(a)
The change in retail sales resulted from an increase in non-comparable store sales of $21.9 million offset by a decrease in comparable store sales of $11.2 million, or 1.4%. The decrease in comparable store sales was primarily driven by a reduction in average transaction value resulting from product category mix.

(b)
Direct sales increased primarily due to an increase in comparable e-commerce sales of $6.3 million, or 6.8% offset by a decrease in non-comparable e-commerce net sales and lower catalog sales totaling $3.8 million. The increase in comparable e-commerce sales was primarily due to effective customer acquisition and promotional activities.

(c)	Manufacturing sales reflect a decrease of $1.8 million in product manufactured for third parties offset by an increase of $0.4 million in product manufactured for the Vitamin Shoppe assortment.

Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution, manufacturing and occupancy costs. As a percentage of net sales, cost of goods sold increased primarily due to an increase of 0.4% related to occupancy, an increase of 0.3% due to Nutri-Force and an increase of 0.2% resulting from supply chain costs partially offset by a 0.4% increase in product margin.
Selling, General and Administrative Expenses

	Nine Months Ended
	September 24, 2016	September 26, 2015	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$100,728	$96,064	$4,664	4.9%
Store Payroll & benefits as % of net sales	10.2%	9.9%
Advertising and Promotion (b)	18,063	16,813	1,250	7.4%
Advertising & promotion as % of net sales	1.8%	1.7%
Other SG&A (c)	139,146	136,865	2,281	1.7%
Other SG&A as % of net sales	14.1%	14.1%
Total SG&A Expenses	$257,937	$249,742	$8,195	3.3%

(a)	Store payroll and benefits increased primarily due to the increase in head count to operate new stores and an increase in the average wage rates.

(b)	Advertising and promotion increased due to higher retail expenditures and digital advertising partially offset by lower expenditures related to Nutri-Force.

(c)
Other SG&A expenses for the nine month period ended September 24, 2016 includes consulting costs in connection with identifying efficiencies and cost reduction opportunities of $3.8 million, costs related to the closing of the Canada stores of $2.1 million, Super Supplements conversion costs of $1.3 million and consultants fees in connection with the Company's "reinvention strategy" of $0.5 million. Other SG&A expenses for the nine month period ended September 26, 2015 includes management realignment charges of $2.2 million, a charge for accounts receivable for one wholesale customer which were deemed uncollectible of $1.4 million, integration costs related to the acquisition of Nutri-Force of $1.4 million and consultants fees in connection with the Company's "reinvention strategy" of $1.0 million.

Income from Operations
Operating income (loss) for our three business segments are provided below (in thousands):

	Nine Months Ended
	September 24, 2016	September 26, 2015	$ Change	% Change
Income (Loss) from operations:
Retail (a)	$152,529	$155,562	$(3,033)	(1.9)%
% of net sales	18.0%	18.6%
Direct (b)	14,184	15,976	(1,792)	(11.2)%
% of net sales	14.3%	16.6%
Manufacturing (c)	(2,818)	(1,433)	(1,385)	96.7%
% of net sales	(4.3)%	(2.1)%
Corporate costs (d)	(95,636)	(92,229)	(3,407)	3.7%
% of net sales	(9.7)%	(9.5)%
Income from operations	$68,259	$77,876	$(9,617)	(12.3)%

(a)
The decrease in retail income from operations as a rate of sales is due to 0.4% from store payroll and benefits costs, 0.1% related to advertising and promotion costs and 0.1% resulting from other selling, general and administrative expenses.

(b)	The decrease in direct income from operations is primarily due to a reduction in operating margin generated by on-line marketplaces and from an increase in promotional pricing and delivery expense.

(c)
The increase in manufacturing loss from operations was primarily due to lower sales to third party customers and operational inefficiencies. The nine month period ended September 26, 2015 includes a $1.4 million charge for accounts receivable for one wholesale customer which were deemed uncollectible.

(d)
Corporate costs for the nine month period ended September 24, 2016 includes consulting costs in connection with identifying efficiencies and cost reduction opportunities of $3.8 million, costs related to the closing of the Canada stores of $2.1 million, Super Supplements conversion costs of $1.3 million and consultants fees in connection with the Company's "reinvention strategy" of $0.5 million. Corporate costs for the nine month period ended September 26, 2015 includes management realignment charges of $2.2 million, integration costs related to the acquisition of Nutri-Force of $1.4 million and consultants fees in connection with the Company's "reinvention strategy" of $1.0 million.

Interest Expense, Net
The increase in interest expense, net of $6.5 million is primarily due to interest expense on our Convertible Notes, which includes the coupon interest, amortization of the debt discount and the amortization of deferred financing fees.
Provision for Income Taxes
The effective tax rate for the nine months ended September 24, 2016 was 40.3%, compared to 39.2% for the nine months ended September 26, 2015. The change in the effective tax rate is primarily due to charges incurred in Canada related to the closing of retail stores which do not result in tax benefits to the Company’s consolidated results.

Key Indicators of Liquidity and Capital Resources
The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	September 24, 2016	December 26, 2015
Balance Sheet Data:
Cash and cash equivalents	$2,023	$15,104
Working capital (a)	145,207	157,089
Total assets	736,517	748,691
Total debt (b)	127,005	123,525
(a) Working capital is total current assets minus total current liabilities.
(b) Total debt includes the outstanding balance on the Company's Revolving Credit Facility, the net balance of its Convertible Notes and its capital lease obligations.

	Nine Months Ended
	September 24, 2016	September 26, 2015
Other Information:
Depreciation and amortization of fixed and intangible assets	$28,812	$28,457
Cash Flows Provided By (Used In):
Operating activities	$78,088	$56,650
Investing activities	(31,449)	(30,129)
Financing activities	(59,776)	(36,778)
Effect of exchange rate changes on cash and cash equivalents	56	72
Net decrease in cash and cash equivalents	$(13,081)	$(10,185)
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
We purchased $56.0 million of common stock under our $300.0 million share repurchase programs during the nine months ended September 24, 2016. Refer to Note 9., “Share Repurchase Programs”, to our condensed consolidated financial statements for additional information. During Fiscal 2016 we plan to spend approximately $40 million in capital expenditures, including costs for building new stores, remodeling existing stores and information technology and investments resulting from our reinvention strategy. Of the total capital expenditures projected for Fiscal 2016, we have invested $31.2 million during the nine months ended September 24, 2016. We expect to open 27 new stores in Fiscal 2016, of which we have opened 23 stores and closed 7 stores as of September 24, 2016. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $145,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.
We were in compliance with all covenants relating to our Revolving Credit Facility and Convertible Notes as of September 24, 2016. We expect to be in compliance with these same debt covenants during the remainder of Fiscal 2016 as well.
Cash Provided by Operating Activities
Net cash provided by operating activities was $78.1 million for the nine months ended September 24, 2016 as compared to $56.7 million for the nine months ended September 26, 2015. The $21.4 million increase in cash flows from operating activities is primarily due to an increase in inventory purchases for the nine months ended September 26, 2015 related primarily to the transition of Vitamin Shoppe production of private brands to Nutri-Force and the opening of new stores.
Cash Used in Investing Activities
Net cash used in investing activities was $31.4 million during the nine months ended September 24, 2016 as compared to $30.1 million during the nine months ended September 26, 2015. Capital expenditures during the nine months ended September 24, 2016 and September 26, 2015 were used primarily for the build-out of new stores, the remodeling of existing stores and information technology investments. The Company opened 23 new stores during the nine months ended September 24, 2016 as compared to 39 new stores during the nine months ended September 26, 2015.
Cash Used in Financing Activities
Net cash used in financing activities was $59.8 million for the nine months ended September 24, 2016, as compared to $36.8 million for the nine months ended September 26, 2015. The $23.0 million increase in cash used in financing activities is primarily due to an increase in purchases of common stock under the Company's share repurchase programs.
Revolving Credit Facility
The terms of our Revolving Credit Facility extend through October 11, 2018, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 5., “Credit Arrangements” in the Notes to Condensed Consolidated Financial Statements (unaudited). As of September 24, 2016, the Company had $6.0 million of borrowings outstanding on its Revolving Credit Facility. The largest amount outstanding during both the nine months ended September 24, 2016 and September 26, 2015 was $27.0 million. The unused available line of credit under the Revolving Credit Facility at September 24, 2016 was $81.1 million.
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
Contractual Obligations and Commercial Commitments
As of September 24, 2016, there have been no material changes with respect to our contractual obligations since December 26, 2015. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2015 Form 10-K.
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

Effects of Inflation
We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the nine months ended September 24, 2016, retail price inflation was approximately 1%. We anticipate retail inflation to be approximately 1% for Fiscal 2016. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.
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
Our Revolving Credit Facility carries a floating interest rate and, therefore, our statements of income and our cash flows are exposed to changes in interest rates. As of September 24, 2016, there was $6.0 million of borrowings outstanding on our Revolving Credit Facility. At September 24, 2016, a hypothetical 10% change in the floating interest rate would have a de minimis impact on our consolidated financial statements.
Our Convertible Notes carry a fixed interest rate and, therefore, have no market risk.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 24, 2016, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 24, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 24, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of shares of common stock during the quarter ended September 24, 2016:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
June 26, 2016 through July 23, 2016	618	$28.96	—	$45,068
July 24, 2016 through August 20, 2016	2,784	$29.15	—	$45,068
August 21, 2016 through September 24, 2016	183,422	$27.82	179,648	$40,068
Totals	186,824		179,648

(1)	Includes 7,176 shares withheld to cover required tax payments on behalf of employees as their restricted shares vest.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 24, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 2, 2016.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 24, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements