Form 10-K
period 2016-12-31
Vitamin Shoppe, Inc.
filed 2017-03-01
CIK 1360530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $717,583,499 as of June 25, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange.
As of January 28, 2017, Vitamin Shoppe, Inc. had 23,424,956 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed for the 2017 Annual Meeting of the Stockholders.

EX 10.65
EX 21.1
EX 23.1
EX 31.1
EX 31.2
EX 32.1
EX 32.2

EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding future financial results and performance, future business prospects, implementation of omni-channel retailing, revenue, stores, our ability to implement strategic initiatives, realize improved financial results and meet market expectations, our ability to identify efficiencies and cost reduction opportunities and realize the benefits of potential savings, share and debt repurchases, product offerings, contract manufacturing, supply chain network utilization, intellectual property, integration of acquisitions, store transformation costs, future inventory charges, potential charges related to Nutri-Force, estimated costs to open a new distribution center, working capital, liquidity, capital expenditures, interest costs, industry based factors, including the level of competition in the vitamin, mineral and supplement industry, continued demand from the primary markets Vitamin Shoppe, Inc. (the “Company” or “we”) serves, consumer perception of our products, the availability of raw materials, as well as economic conditions generally and factors more specific to the Company such as compliance with manufacturing, healthcare, environmental and other regulations, changes in accounting standards, certifications and practices and restrictions imposed by the Company’s Convertible Notes and our Revolving Credit Facility (as defined below), including financial covenants and limitations on the Company’s ability to incur additional indebtedness and the Company’s future capital requirements, and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors” in this Annual Report on Form 10-K. You can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “predicts”, “intends”, “plans”, “estimates”, “anticipates”, “target”, “could” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, product liability claims and recalls, the availability of insurance, the strength of the economy, changes in the overall level of consumer spending, the performance of the Company’s products within the prevailing retail environment, trade restrictions, changes in tax policy, regulatory restrictions, political environment, international operations, availability of suitable store locations at appropriate terms, new credit card technology, e-commerce relationships, disruptions of manufacturing, warehouse or distribution facilities or information systems, and other specific factors discussed herein and in other Securities and Exchange Commission (the “SEC”) filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC).
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
Electronic Access to Company Reports
Our investor website can be accessed at www.vitaminshoppe.com under “Investor Relations”. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption “SEC Filings” promptly after we electronically file those materials with, or furnish those materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Standards of Business Conduct for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our investor website under the captions “Corporate Governance” and “SEC Filings”. Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, Vitamin Shoppe, Inc., 300 Harmon Meadow Blvd., Secaucus, New Jersey 07094. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “VSI”, the “Company”, “we”, “us” and “our” collectively refer to Vitamin Shoppe, Inc., its wholly owned subsidiary, Vitamin Shoppe Industries Inc. (“VS Industries”) and the wholly owned subsidiaries of VS Industries. References to “Fiscal” or “Fiscal Year” mean the fifty-three weeks ended December 31, 2016 and the fifty-two weeks ended December 26, 2015 and December 27, 2014 for Fiscal Year 2016, Fiscal Year 2015 and Fiscal Year 2014, respectively, and references to “Fiscal” and “Fiscal Year” for other years are similarly based on a fifty-two week or fifty-three week fiscal year, as applicable.
Item 1.        Business
Overview of our Company
We are a multi-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market approximately 900 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare®, Next Step® and Betancourt Nutrition®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement (“VMS”) retailers and continue to refine our assortment with approximately 7,000 stock keeping units (“SKUs”) offered in our typical store and approximately 10,000 additional SKUs available through e-commerce. Our broad product offering enables us to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing customer loyalty.
We sell our products through three operating segments: retail, direct and manufacturing. In our retail segment, which includes Vitamin Shoppe and Super Supplements retail store formats, we have leveraged our store economic model by opening a total of 137 stores from the beginning of Fiscal Year 2014 through Fiscal Year 2016. As of December 31, 2016, we operated 775 stores located in 45 states, the District of Columbia and Puerto Rico, primarily located in retail centers and stand alone locations. In our direct segment, we sell our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. Our e-commerce sites complement our in-store experience by extending our retail product offerings and enable us to access customers outside our retail markets and those who prefer to shop online. Our manufacturing segment provides custom manufacturing and private labeling of VMS products, and develops and markets our own branded products for both sales to third parties and for the VSI product assortment.
During Fiscal 2015, the Company began development of a strategic plan focused on upgrading our customers’ experience across our retail and e-commerce channels, the “reinvention strategy”. The Company worked with outside consultants to analyze qualitative and quantitative information relevant to our customers’ experience. The reinvention strategy is focused on upgrading the customer experience to inspire our target customers with changes to curate our product assortment, opportunities to increase private brands penetration, enhancements to the in-store and digital experience, store layout, as well as changes to improve the effectiveness of our loyalty program. The Company incurred approximately $9.0 million of selling, general and administrative costs during Fiscal 2016 in connection with the reinvention, of which approximately $6.0 million of such costs are expected to be on-going. These costs include additional internal resources, improvements to store network connectivity, and outside consultants. The Company is in the process of testing several initiatives and expects to realize improved financial results from the reinvention beginning in Fiscal 2017. In addition, we have engaged a consulting firm in Fiscal 2016 to identify other efficiencies and cost reduction opportunities focusing on product sourcing, store operations, pricing and promotions, and corporate expenses. During Fiscal 2016, we incurred $3.8 million of costs in connection with identifying other efficiencies and cost reduction opportunities. As a result of this cost reduction project, we have identified savings potential with an estimated value of at least $24.0 million on an annualized basis.
In Fiscal 2015, we also performed a review of certain business operations. As part of this review, the Company implemented changes to more closely align Super Supplements stores with current processes and assortments in the Vitamin Shoppe retail stores. As a result, net costs of $1.8 million and $1.0 million were incurred during Fiscal 2015 and Fiscal 2016, respectively. Annual cost savings resulting from these actions are estimated to be $1 million to $2 million. In addition, the Company decided to cease operations in Canada, and as a result net costs of $0.9 million and $1.9 million were incurred in Fiscal 2015 and Fiscal 2016, respectively. The annual cost savings related to ceasing operations in Canada are estimated to be approximately $1.0 million. Costs for these two initiatives include lease liabilities, markdown charges on inventory and employee severance.

Segment Information
We operate through three business segments: retail, which includes Vitamin Shoppe and Super Supplements retail store formats, direct, which consists of our e-commerce formats, and manufacturing, which consists of the Nutri-Force manufacturing operations. For additional information, refer to Note 15, “Segment and Product Data” to our consolidated financial statements included in this Annual Report on Form 10-K.
Retail. Through our retail store formats, we believe we differentiate ourselves in the VMS industry. What makes us unique is our broad selection of VMS products and our stores are staffed with trained and knowledgeable employees, who we refer to as Health Enthusiasts®, and who are able to inform our customers about product features and assist in product selection.
Since the beginning of Fiscal 2014 through Fiscal 2016, we have opened 137 stores, expanding our presence in our existing markets as well as entering new markets. In Fiscal 2017, the rate of new store growth and remodeling of existing stores is being further evaluated as part of the reinvention. In addition, our new stores since the beginning of Fiscal 2013 are approximately 2,900 square feet compared to the average of our total store portfolio of approximately 3,500 square feet.
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
In conjunction with the Company’s reinvention, we are increasing our focus on customer centric initiatives toward becoming an omni-channel based retailer. As recently launched initiatives, including buy online pickup in store and subscription sales, continue to develop, the interrelationship among the ways customers can purchase products from VSI results in sales that are generated and fulfilled across multiple channels. We believe the historical structure of separate segments for retail stores and e-commerce will no longer be representative of our operating performance. As a result, beginning in Fiscal 2017, the Company will be updating its segment reporting to better align with its omni-channel strategy. These changes include combining the current retail and direct operating segments into one retail operating segment. In addition, certain costs currently classified as corporate costs, such as retail and direct management costs, will be allocated to the retail operating segment. VSI has revised its internal management structure to align with our omni-channel strategy.
Industry
The VMS industry is large, estimated to be approximately $41 billion in 2016 according to the Nutrition Business Journal (“NBJ”), we believe is fragmented, and continued growth is expected as health and wellness trends continue. According to the NBJ, the VMS industry is expected to register a CAGR of 6.2% from 2016 to 2020. Sports supplements and meal replacement categories are projected to post the highest CAGRs at 8.3% and 7.3%, respectively.
Increased focus on healthy diet and nutrition, along with growing fitness and wellness program participation, serves as a positive trend for the nutritional supplements industry. Retailers of VMS products primarily include specialty retailers and mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. The specialty retailers typically cater to the more sophisticated VMS customer by focusing on selection and customer service, while the mass merchants generally offer a limited assortment comprised of more mainstream products with less customer service. NBJ anticipates that the specialty retail channel will grow at an average rate of 6.5% through 2020. Additionally, NBJ forecasts the internet channel to grow at an average rate of 10.2% from 2016 to 2020.
Although long-term prospects noted above suggest continued growth, recent trends have created volatility in the near term and we expect continued volatility. Recent industry trends have been mixed, driven in part by the prospects of more federal and state involvement in the industry. A lack of clarity on regulation appears to be dissuading manufacturers from investing in and developing new ingredients/products. Additionally, negative publicity about the nutritional supplement industry has increased over the past few years and adds further uncertainty to the fundamental outlook. With product innovation remaining slower than in past years, and negative headlines/media at heightened levels, VMS industry headwinds appear poised to persist over the near term.

Over recent years, there has been a shift of market share from specialty retailers to other channels such as mass market retailers, club chains, drugstore chains and e-commerce companies. This broader competitive channel availability of VMS products represents a challenge for VSI to keep pace with industry growth rates.
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
Product Selection, Including a Strong Assortment of Private Brands. We believe we have a broad merchandise assortment. We complement our assortment with our private brands merchandise which accounted for approximately 21% of our net sales in Fiscal 2016.
Attractive Customer Base. We have a large base of customers who proactively manage their health and wellness through the use of vitamins and supplements. In Fiscal 2016, 86% of our net sales (excluding Nutri-Force net sales) were attributable to our Healthy Awards customers. Our no-fee Healthy Awards Program promotes brand loyalty among our customers and allows our customers to earn points redeemable for future purchases, approximately 66% of which were redeemed in Fiscal 2016. We also utilize our Healthy Awards Program database to track customer purchasing patterns across our retail and direct business segments, analyze market and industry trends and create targeted merchandising and marketing strategies. In Fiscal 2016, we announced enhancements to this program, including the issuance of certificates on a quarterly basis.
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
Business Strategy
 We intend to pursue the following key strategies in order to execute our reinvention strategy:

•
Upgrading our Customers’ Shopping Experience – We are focusing on enhancing both our in-store and digital experience. This will include improvements to our store layout, the remodeling of stores, changes to our product assortment, increasing the penetration of private brands and continuing to enhance the features and functionality of our e-commerce sites and providing our customers with a more personalized shopping experience;

•
Building Relationships – To enhance relationships with our customers including improving the utilization of our Health Enthusiasts, customer relationship management program, website and mobile functionality, in order to personalize our relationship and gain a greater share of their discretionary spending;

•
Store and Comparable Sales Growth – To increase sales and profitability of our existing store base as well as continue opening new stores in the future. We are further evaluating changes to our store format in order to enhance our customers’ shopping experience;

•
Cost Reduction Initiatives – To improve operating performance through initiatives focused on reducing costs in areas such as product sourcing, promotions and various other reductions to selling, general and administrative expenses;

•	Private Brands – We are focused on the development of new private brands and the extension of existing private brands to establish a point of differentiation for our customers; and

•
Vertical integration – The acquisition of the manufacturing operations of Nutri-Force allows us to better control the production and timing of new product introductions and should enhance profitability. We intend to focus on increasing the portion of the VSI private brands assortment manufactured by Nutri-Force in order to leverage capacity, and implement a series of initiatives designed to improve the financial performance of Nutri-Force.
Store Counts and Locations
We plan to open approximately 15 new stores in Fiscal 2017 and the rate of new store growth and remodeling of existing stores is being further evaluated as part of the reinvention strategy. The following table shows the change in our network of stores for the Fiscal Years 2012 through 2016:

	Fiscal Year
	2016	2015	2014	2013	2012
Store Data:
Stores open at beginning of year	758	717	659	579	528
Stores opened	26	50	61	52	54
Stores acquired	—	—	—	31	—
Stores closed	(9)	(9)	(3)	(3)	(3)
Stores open at end of year	775	758	717	659	579

New stores have typically required approximately four to five years to mature, generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin. In addition, our new stores since the beginning of Fiscal 2013 are approximately 2,900 square feet compared to the average of our total store portfolio of approximately 3,500 square feet. As these stores mature, we expect them to contribute positively to our operating results. The following table reflects our store count by state, as well as the District of Columbia and Puerto Rico at December 31, 2016:

	Stores Open at December 31, 2016		Stores Open at December 31, 2016
Alabama	5	Nebraska	2
Arizona	12	Nevada	8
Arkansas	2	New Hampshire	6
California	90	New Jersey	33
Colorado	8	New Mexico	3
Connecticut	11	New York	73
Delaware	3	North Carolina	26
District of Columbia	1	Ohio	25
Florida	77	Oklahoma	3
Georgia	24	Oregon	9
Hawaii	7	Pennsylvania	30
Idaho	2	Rhode Island	2
Illinois	41	South Carolina	16
Indiana	13	South Dakota	1
Iowa	3	Tennessee	13
Kansas	3	Texas	54
Kentucky	5	Utah	3
Louisiana	8	Vermont	1
Maine	2	Virginia	26
Maryland	22	Washington	34
Massachusetts	21	Wisconsin	6
Michigan	19
Minnesota	10
Missouri	8
Mississippi	1	Puerto Rico	3
		Total	775

As of December 31, 2016, we leased the property for all of our 775 stores. Our typical lease terms are ten years, with one or two five-year renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for our stores, 30 expire in Fiscal 2017, 95 expire in Fiscal 2018, 107 expire in Fiscal 2019, 95 expire in Fiscal 2020, 94 expire in Fiscal 2021 and the balance expire in Fiscal 2022 or thereafter. For the majority of our leases, renewal options remain available.
Products
We organize our products by category enabling comparisons between different brands within each product sub-category. In addition, our stores are staffed with experienced and knowledgeable Health Enthusiasts, many of whom are regular and informed VMS consumers. Our Health Enthusiasts are equipped with tablets to inform our customers about product features and assist our customers in product selection. To further inform our customers, our stores are equipped with Aisle 7®, an independent source of health and wellness information.
We offer a comprehensive selection of vitamins, minerals, herbs, homeopathic remedies, specialty supplements such as fish oil, probiotics, glucosamine and Co Q10, sports nutrition, weight management, as well as natural bath and beauty products. Our offering includes approximately 17,000 SKUs from approximately 900 brands, including our own brands such as The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare®, Next Step® and Betancourt Nutrition®

brands which include products such as Ultimate Man, Ultimate Woman, Ultimate 10 Probiotic, Whey Tech and Whey Tech Pro 24 Proteins. We also offer a comprehensive assortment from leading national brands such as Optimum Nutrition®, Cellucor®, Garden of Life®, Quest Nutrition®, Solaray®, Solgar® and Nature’s Way®. This extensive assortment is designed to provide our customers with a unique selection of available products to help them achieve their health and wellness goals. Sales of our branded products accounted for approximately 21% of our net sales in Fiscal 2016.
Key Product Categories
Below is a comparison of our net merchandise sales by major product category and the respective percentage of our total net merchandise sales for the periods shown (dollars in thousands).

	Fiscal 2016 (a)		Fiscal 2015 (b)		Fiscal 2014 (b)
Product Category	Dollars	%	Dollars	%	Dollars	%
Vitamins, Minerals, Herbs and Homeopathy	$339,597	26.4%	$320,872	25.4%	$311,863	25.8%
Sports Nutrition	408,288	31.7%	421,293	33.3%	419,804	34.7%
Specialty Supplements	308,945	24.0%	289,938	22.9%	288,045	23.8%
Other	230,252	17.9%	232,399	18.4%	190,285	15.7%
Total	1,287,082	100.0%	1,264,502	100.0%	1,209,997	100.0%
Delivery Revenue	2,161		2,047		3,049
	$1,289,243		$1,266,549		$1,213,046

(a)	Fiscal 2016 includes a 53rd week.

(b)	Fiscal 2015 and Fiscal 2014 figures have been restated to conform with changes to Fiscal 2016 product category classifications.

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
With approximately 6,500 SKUs in this product category, a wide range of potency levels and multiple delivery systems, our customers have many choices to fit their individual needs.
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
Other
Our “Other” category represents all other product classifications we stock that are not included within the previously described categories. These products include items such as on the go bars, drinks and snacks, natural beauty and personal care. Our on the go bars, drinks and snacks offer our customers access to an offering of protein, low carb and natural bars, protein, energy and functional beverages and natural snacks. Natural beauty and personal care products offer an alternative to traditional products that often contain synthetic and/or other ingredients that our customers find objectionable. Our customers choose these products over more traditional products because they contain organic and natural ingredients, are free of pesticides or not tested on animals and/or are more closely aligned with the health and wellness goals of our customers. We offer approximately 4,000 SKUs for our Other category. In Fiscal 2016, Fiscal 2015 and Fiscal 2014, our Other product category includes net merchandise sales to third parties of Nutri-Force of $50.0 million, $56.6 million and $40.3 million, respectively.
Delivery Revenue
Delivery revenue represents amounts billed to customers for shipping fees.
Access to New Products
One of the many components of customer satisfaction is the introduction of new products. We identify customer and market trends by listening to our customers, Health Enthusiasts, vendors, contract manufacturers and market influencers. We maintain active partnerships with our vendors to stay on top of their product offerings and to bring new products to our customers quickly. In addition, we have a knowledgeable team in-house who focuses on bringing new Vitamin Shoppe branded products to our offering. Each year we launch many new products under our own brands, including the launch in Fiscal 2016 of approximately 60 new products. These include new product expansions into sustained release proteins and Isotech 42 ready to drink clear proteins in our BodyTech® brand, and the expansion of our plnt® brand with the addition of key items such as protein based meal replacement powders, mushroom immune formula and adaptogenic herb formulas.
Manufacturing
Through Nutri-Force, we provide custom manufacturing and private labeling of VMS products and develop and market our own branded products for both sales to third parties and for the VSI product assortment. Our manufacturing operations, which are located in Miami Lakes, Florida, produce tablets, capsules, soft-gels and powders. By operating our own manufacturing facilities, we believe we have the ability to better control the production and timing of new product introductions, and maintain high standards of product quality.
Suppliers and Inventory
The Company had one supplier from whom we purchased at least 5% of our merchandise during Fiscal 2016, two suppliers from whom we purchased at least 5% of our merchandise during Fiscal 2015 and one supplier from whom we purchased at least 5% of our merchandise during Fiscal 2014. We purchased approximately 11% of our total merchandise from these suppliers during Fiscal 2016 and approximately 17% during Fiscal 2015 and 12% during Fiscal 2014.
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

Warehouse and Distribution
We operate our supply chain primarily from two Company operated distribution center facilities. The Company operates distribution centers in North Bergen, New Jersey and Ashland, Virginia. By operating our own facilities we gain greater control over operations and costs. Our products manufactured by Nutri-Force are warehoused and distributed through its Miami Lakes, Florida facilities.
In the fourth quarter of 2016, the Company entered into an agreement to lease a warehousing and distribution facility located in Avondale, Arizona, which we expect to open before the end of Fiscal 2017. We previously utilized a third-party logistics provider to service the west coast, and we believe operating our own facility will provide improved service levels and network efficiencies.
Regulatory and Quality Control
The Food and Drug Administration (“FDA”) is the regulatory authority charged with overseeing the products we offer and the Federal Trade Commission (“FTC”) regulates the advertising of those products.
Our Scientific and Regulatory Affairs (“S&RA”) and Legal departments review all aspects of our Company’s FDA and FTC regulatory processes, ensuring compliance with regulations. We have established processes to review the underlying safety and efficacy of our branded products, including The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare®, Next Step® and Betancourt Nutrition®. These processes include review of the ingredients’ safety information, product formulation, product form, product labeling, the efficacy and claim support for the product and any marketing materials. All consumer communications that deal with product and health issues must be approved by S&RA prior to being disseminated to the public.
We have standard procedures whereby all potential Vitamin Shoppe contract manufacturers are reviewed and approved before they can supply any of our branded products. In addition, all potential new products are evaluated and approved prior to being accepted into our branded product lines.
Our relationships with manufacturers require that all of our branded products not be adulterated or misbranded under any provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the regulations promulgated thereunder. This includes, but is not limited to, compliance with applicable Current Good Manufacturing Practices (“cGMP”). This means that ingredients in our products must be tested for identity, purity, quality, strength, and composition before being incorporated into our branded products, and that our final branded products must again be tested for identity, purity, quality, strength, and composition prior to being released. All of these products require a certificate of analysis, which includes certification to 100% of label claim.
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
Third party vendors, are also subject to a standard review, must comply with our vendor purchase agreement, including guaranteeing that all third-party products are lawful and manufactured in compliance with applicable cGMPs, and are required to carry adequate insurance policies to satisfy our standards. Each new product proposed to be carried by us is reviewed by our S&RA department. They reject those products that they believe may present undue risk or be unsafe.
Healthy Awards Program
Our Healthy Awards Program, which we established over 15 years ago, encourages our customers to make repeat purchases and enables us to enhance customer loyalty. The program is free of charge to join, and members earn one point for every dollar they spend, and points are accumulated toward a credit certificate which can be applied to a future purchase. Beginning in Fiscal 2016, the Company implemented enhancements to the program, including the issuance of credit certificates on a quarterly basis compared with annual issuances under the previous program. We enrolled approximately 2.1 million new members in Fiscal 2016. The number of active members between retail and online shoppers was approximately 6.3 million as of December 31, 2016. An active member is a customer that has purchased an item within the last twelve months.
We utilize our Healthy Awards Program database to track customer purchasing patterns across our retail and direct business segments, analyze market and industry trends and create targeted merchandising and marketing strategies. In addition, it provides us with customer and demographic data we use to assist us in the selection of future store locations.

Marketing
We believe our high quality real estate is one of our primary marketing tools, as we locate our stores in high-visibility areas. We also conduct targeted marketing efforts by sending promotional offers to members of our Healthy Awards Program, and we continue to develop our digital marketing and social media strategies. We advertise in national magazines, and engage in local advertising via direct mail, radio and television for certain new stores.
We promote our own branded products, including The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare®, Next Step® and Betancourt Nutrition® through our retail channel by placing the products in strategic and highly visible locations in our stores.
Competition
The U.S. nutritional supplements retail industry is highly competitive and fragmented. Competition is based primarily on quality, product assortment, price, customer service, convenience, marketing support and availability of new products. We compete with publicly and privately owned companies with broad geographical market coverage and product categories. We compete with other specialty and mass market retailers, including GNC®, Whole Foods®, Natural Grocers®, Sprouts Farmers Market®, Vitamin World®, Costco® and other club chains, Wal-Mart®, drugstore chains including Rite-Aid®, CVS® and Walgreens®, internet and mail order companies, including Amazon.com®, Puritan’s Pride®, Vitacost.com®, Bodybuilding.com®, Doctors Trust®, Swanson® and iHerb®, in addition to a variety of independent health and vitamin stores and e-commerce outlets.
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
Tradenames and Other Intellectual Property
We believe trademark protection is particularly important to the maintenance of the recognized proprietary brand names under which we market our products. We own trademarks or trade names that we use in conjunction with the sale of our products, including The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare®, Next Step® and Betancourt Nutrition® brand names. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods including trademark and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. The carrying value of our trademarks and brands, which are primarily indefinite lived intangible assets, was $78.9 million at December 31, 2016 and $79.5 million at December 26, 2015.
Sales from International Sources
For each of the last three years, less than 1.0% of our sales have been derived from international sources.
Employees
As of December 31, 2016, we had a total of 3,887 full-time and 1,616 part-time employees, of whom 4,334 were employed in our retail channel and 1,169 were employed in corporate, manufacturing, distribution and direct channel support functions. None of our employees belong to a union or are a party to any collective bargaining or similar agreement except for certain employees at one of our Seattle based stores, who are members of the United Food & Commercial Workers Local No. 367. We consider our relationships with our employees to be good.
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
The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) amended the FDCA to establish a new framework governing the composition, safety, labeling and marketing of dietary supplements. “Dietary supplements” are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. New dietary ingredients (i.e., not marketed in the U.S. prior to October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may want to market, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients. In 2011, the FDA issued draft guidance regarding new dietary ingredient notifications, including the scope of the notification requirement and the content of such notifications, and in August 2016, the FDA issued revised draft guidance. While the revised draft guidance is not enforceable, it may be deemed to represent the FDA’s current point of view. Should the FDA enforce the draft guidance as currently written, it would have a negative effect on the innovation and continued marketing of dietary supplements. There is no certainty that the FDA will accept any particular evidence of safety for any new dietary ingredient. The FDA’s refusal to accept such evidence could prevent the marketing of those dietary ingredients.
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
In Fiscal 2015, we began development of our reinvention strategy to refocus our business on market-based opportunities for stronger growth. As part of our reinvention strategy, we are comprehensively reviewing our customer experience. Our reinvention strategy may include initiatives to optimize product assortment, integration of technology and e-

commerce, changes to the layout and design of our retail stores, and improvements in service levels provided by our Health Enthusiasts.  Our strategic initiatives are also focused on, among other things, developing a presence in new international markets through franchise, wholesale and retail distribution opportunities, developing new products, and evaluating acquisitions and joint ventures. Our future operating results are dependent, in part, on our management’s success in implementing the reinvention strategy and other strategic initiatives, and as a result could divert management’s attention from our existing business as management focuses on developing the initiative and related operations. Also, our short-term operating results could be unfavorably impacted by the opportunity and financial costs associated with the implementation of our strategic plans, such as consulting fees incurred in connection with the reinvention strategy, and we might not realize the benefits from such strategies. In addition, we may not be successful in achieving the intended objectives of the reinvention strategy and other strategic initiatives in a timely manner or at all.
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
Our private brands merchandise accounted for approximately 21% of our net sales in Fiscal 2016. Any significant disruption in a contract manufacturers’ manufacturing facilities for any reason, including regulatory requirements, an FDA determination that the facility is not in compliance with the cGMP regulations, the loss of certifications, power interruptions, destruction of or damage to facilities, terrorist attacks, civil unrest, war or the perceived threat thereof, fires, hurricanes and other natural disasters could disrupt our contract manufacturers’ ability to manufacture products for the Vitamin Shoppe assortment as well as disrupt our ability to manufacture products for our contract manufacturing customers and our own branded products. Any such disruption could have a material adverse effect on our business, financial condition and results of operations. While we do not believe it would be difficult to source our products from other contract manufacturers, a transition period would be required in order to source our own branded products from other contract manufacturers.
Nutri-Force has incurred operating losses, which are expected to continue in Fiscal 2017. We plan on implementing initiatives to turnaround the performance of Nutri-Force which may not be successful in achieving the expected improvements, or may require more time and resources than expected to implement.
The success of the turnaround of our manufacturing operation will depend in large part on our ability to implement a series of initiatives designed to reduce complexity, such as reduce the manufacture of unprofitable product and focus on core customers, improve efficiencies, establish core processes and reduce costs and expenses. If the turnaround plan does not achieve its intended results, the anticipated improvements to our operating results may not be realized fully or at all, or may take longer to realize than expected, and the costs to implement this plan could be significantly higher than expected. We expect the turnaround plan to be time consuming, and require substantial resources and effort. There can be no assurance that the plan will be successful and as a result, may adversely affect our business, financial results and operations.
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
In addition, during Fiscal 2017, we plan on opening a warehousing and distribution facility in Avondale, Arizona. If we fail to successfully open and effectively utilize this new distribution center, it could have an adverse affect on our financial results.
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
Our existing stores, or any stores we open in the future, may not achieve sales and operating levels consistent with historical results. In addition, our growth strategy includes the addition of a number of new stores each year. We may not be able to successfully implement this strategy on a timely basis or at all, and our business could be materially and adversely affected if we are unable to successfully negotiate favorable lease terms.
Since the beginning of Fiscal 2014, we have opened 137 stores, expanding our presence in our existing markets as well as entering new markets. Historically, our new stores have reached sales that are consistent with our mature stores over the course of approximately four to five years. As part of our reinvention strategy, we have reduced the number of planned new store openings in Fiscal 2017, as we assess the performance of recently remodeled stores. Our new stores opened since the beginning of Fiscal 2013 average approximately 2,900 square feet compared to the average of our total store portfolio of approximately 3,500 square feet. Existing stores, or any new stores we open in the future, may not achieve sales and operating levels consistent with our historical results. In addition, customer migration from retail stores to e-commerce may also reduce store potential. The failure of our existing stores and new stores to achieve sales and operating levels consistent with our historical results could have a material adverse effect on our financial condition and operating results. As of December 31, 2016, we leased 775 stores along with our corporate headquarters, additional office space and manufacturing and distribution facilities. The store leases are generally for a term of ten years and we have options to extend most leases for a minimum of five years. Our business, financial condition, and operating results could be materially and adversely affected if we are unable to continue to negotiate acceptable lease and renewal terms.
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
Our e-commerce business has several third-party relationships that contribute to our ability to generate revenue from a variety of online sources. These relationships may be dependent upon third-party tools, such as search engines, or established business terms negotiated by the Company, or utilization of third party marketplaces. If the economics of these relationships or the use of the third-party tools used to drive revenue change materially, this could affect our decision to maintain these relationships, and could result in lost sales and otherwise materially and adversely affect our financial performance.
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
Our stores are leased. We are subject to risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all and may not be able to find replacement locations that will provide for the same success as current store locations. Of the current leases for our stores, 30 expire in Fiscal 2017, 95 expire in Fiscal 2018, 107 expire in Fiscal 2019, 95 expire in Fiscal 2020, 94 expire in Fiscal 2021 and the balance expire in Fiscal 2022 or thereafter.
Our international operations may result in additional market risks, which may harm our business.
As of December 31, 2016, we had 7 international franchise stores in Panama, 5 in Guatemala, 3 in Costa Rica and 2 in Paraguay, and also distribute products to other countries and manufacture products for third parties in other countries. In addition, if the opportunity arises, we may expand our operations into new and high-growth international markets. However, we are subject to risks associated with international operations, including but not limited to: (i) fluctuations in currency exchange rates; (ii) changes in international staffing and employment issues; (iii) tariff and other trade barriers; (iv) greater difficulty in using and enforcing our intellectual property rights; (v) failure to understand the local culture and market; (vi) inconsistent product regulation or sudden policy changes by foreign agencies or governments; (vii) compliance with U.S. laws applicable to international operations, including the Foreign Corrupt Practices Act and regulations promulgated by the Office of Foreign Asset Control; (viii) compliance with foreign laws, including tax laws and financial accounting standards; and (ix) political and economic instability and developments. Any of these risks could have a material adverse effect on our international operations and our growth strategy.
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
The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products and the products that we manufacture for third parties are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the USDA and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products and the products that we manufacture for third parties are sold. Regulations may prevent or delay the introduction, or require the reformulation, of our products or the products that we manufacture for third parties, which could result in lost sales and increased costs to us. A regulatory agency may not accept the evidence of safety for any new ingredients that we may want to market, may determine that a particular ingredient is not a legal dietary ingredient under DSHEA, may determine that a particular product or product ingredient presents an unacceptable health risk, may determine that a particular statement of nutritional support on our products or that parties use on the products we manufacture for them, or that we want to use on our products or that third parties want to use on the products we manufacture for them, is an unacceptable drug claim or an unauthorized version of a food “health claim.” A regulatory agency may determine that particular claims are not adequately supported by available scientific evidence. Any such regulatory determination would prevent us or third parties, as applicable, from marketing particular products or using certain statements on those products, or force us to recall a particular product, which could adversely affect our sales of those products
We are subject to environmental, health and safety laws and regulations, which could subject us to liabilities, increase our costs or restrict our operations in the future.
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
In July 2011, the FDA issued draft guidance governing the notification of new dietary ingredients (“NDIs”) and in August 2016, the FDA issued revised draft guidance. We believe that the draft guidance, if implemented as proposed, would have a material impact on our operations. FDA enforcement of the NDI guidance as written could require us to incur additional expenses, which could be significant, and negatively affect our business in several ways, including, but not limited to, the detention and refusal of admission of imported products, the injunction of manufacturing of any dietary ingredients or dietary supplements until the FDA determines that those ingredients or products are in compliance, and the potential imposition of penalties for non-compliance.
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
Generally accepted accounting principles and the related authoritative guidance for many aspects of our business, including revenue recognition, inventories, goodwill and intangible assets, leases, income taxes and stock-based compensation, are complex and involve subjective judgments. Changes in these rules or changes in the underlying estimates, assumptions or judgments by our management could have a material adverse effect on our results of operations. For example, recently issued authoritative guidance for lease accounting will result in a significant increase to long-term assets and liabilities given we have a significant number of leases.

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
As of December 31, 2016, our total consolidated indebtedness was $133.4 million, consisting of borrowings under our Convertible Senior Notes, our Revolving Credit Facility and our capital lease liabilities.
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
In the past, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. The Revolving Credit Facility matures in 2018, and the Convertible Notes mature in 2020. If we cannot renew or refinance this facility and our notes upon their maturities or, more generally, obtain funding when needed, in each case on acceptable terms, we may be unable to continue our current rate of growth, which may have an adverse effect on our revenues and results of operations.
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
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our Revolving Credit Facility. We will not be restricted under the terms of the indenture governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Convertible Notes. Our Revolving Credit Facility restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
As of December 31, 2016, there were 775 Vitamin Shoppe and Super Supplements retail stores open in the United States and Puerto Rico. See “Item 1—Business—Store Counts and Locations” for additional information on the growth in our network of stores for Fiscal 2012 through 2016 and the location of our stores as of December 31, 2016. As of December 31, 2016, we leased the property for all of our stores. We do not believe that any individual store property is material to our financial condition or results of operation, however, more highly populated geographic areas may have a higher concentration of store locations. Of the leases for our stores as of December 31, 2016, 30 expire in Fiscal 2017, 95 expire in Fiscal 2018, 107 expire in Fiscal 2019, 95 expire in Fiscal 2020, 94 expire in 2021 and the balance expire in Fiscal 2022 or thereafter. We have options to extend most of these leases for a minimum of five years.
Our leased properties also include the following:

Location	Description	Square Footage	Lease Termination Year	Renewal Options
North Bergen, New Jersey	Warehouse, Distribution Center and Corporate Offices	230,000	2018	One Five-Year Renewal Option
Ashland, Virginia	Warehousing and Distribution Center	312,000	2028	Three Five-Year Renewal Options
Avondale, Arizona	Warehousing and Distribution Center	187,000	2029	Three Five-Year Renewal Options
Secaucus, New Jersey	Corporate Headquarters	71,000	2029	Two Five-Year Renewal Options
Miami Lakes, Florida	Manufacturing Facilities	212,000	2018 and 2021	Two Five-Year Renewal Options and Three Five-Year Renewal Options

The Company closed its three stores in Ontario, Canada and the Seattle, Washington distribution center in Fiscal 2016.
We believe that all of our current facilities are in good condition.
Item 3.        Legal Proceedings
The Company is party to various lawsuits arising from time to time in the normal course of business, many of which are covered by insurance. As of December 31, 2016, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
Item 4.        Mine Safety Disclosures
Not applicable.

PART II
Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Market Information
Since October 28, 2009, our common stock has been traded on the New York Stock Exchange (“NYSE”) under the trading symbol “VSI”. At December 31, 2016, there were 23,424,055 common shares outstanding, and the closing sale price of our common stock was $23.75. Also as of that date, we had approximately 189 common shareholders of record. The table below sets forth the high and low sale prices of our common stock for the periods indicated:

Fiscal period	High	Low
2016 Quarter ended:
March	$33.67	$26.02
June	31.66	27.13
September	32.31	26.23
December	28.41	21.90
2015 Quarter ended:
March	$48.85	$39.64
June	44.54	37.57
September	38.87	32.73
December	34.41	26.57

Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of shares of common stock during the quarter ended December 31, 2016 :

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
September 25, 2016 through October 22, 2016	—	$—	—	$40,066
October 23, 2016 through November 19, 2016	—	$—	—	$40,066
November 20, 2016 through December 31, 2016	399,546	$25.10	398,371	$30,066
Totals	399,546		398,371

(1)	Includes 1,175 shares withheld to cover required tax payments on behalf of employees as their restricted shares vest.

(2)
On August 5, 2014, May 6, 2015 and November 23, 2015, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time over three year periods ending on August 4, 2017, May 5, 2018 and November 22, 2018, respectively.

Stock Performance Graph
The line graph below compares the cumulative total stockholder return on the Company’s common stock with the Russell 2000 Index (RUT), S&P Retail Index (SPXRT) and the NYSE Composite Index (NYA) for the five year period from December 31, 2011 through December 31, 2016. The graph assumes an investment of $100 made at the closing of trading on December 30, 2011, in (i) the Company’s common stock, (ii) the stocks comprising the RUT, (iii) the stocks comprising the SPXRT and (iv) the stocks comprising the NYA. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on those securities during the applicable time period.

	12/31/2011	12/29/2012	12/28/2013	12/27/2014	12/26/2015	12/31/2016
Vitamin Shoppe, Inc.	100.00	140.37	128.99	118.28	84.03	59.55
Russell 2000 Index	100.00	112.31	156.71	164.01	155.85	183.17
S&P Retail Index	100.00	122.23	178.55	196.28	244.93	256.69
NYSE Composite Index	100.00	111.22	138.47	146.92	137.20	147.88

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
Share Repurchase Programs
On August 5, 2014, May 6, 2015 and November 23, 2015, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time over three year periods ending on August 4, 2017, May 5, 2018 and November 22, 2018, respectively. As of December 31, 2016, 8,064,325 shares have been repurchased for a total of $269.9 million. The shares were retired upon repurchase. For additional information, refer to Note 11., “Share Repurchase Program”, to our consolidated financial statements included in this Annual Report on Form 10-K.
Dividends
We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.
Item 6.        Selected Financial Data
We have derived the selected financial data presented below from our consolidated financial statements for the Fiscal Years ended December 31, 2016, December 26, 2015, December 27, 2014, December 28, 2013, and December 29, 2012.

Financial results for all fiscal years presented are based on a 52-week period, with the exception of financial results for the Fiscal Year ended December 31, 2016 which are based on a 53-week period, unless otherwise stated. The selected financial data for the Fiscal Years ended December 31, 2016, December 26, 2015, and December 27, 2014 presented below, should be read in conjunction with such consolidated financial statements and notes included herein and in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013	December 29, 2012
	(data presented in thousands, except for share, per share data, number of stores and average store square footage)
Statement of Operations Data:
Net sales	$1,289,243	$1,266,549	$1,213,046	$1,087,469	$950,902
Cost of goods sold	862,887	847,634	808,787	709,823	617,920
Gross profit	426,356	418,915	404,259	377,646	332,982
Selling, general and administrative expenses (1)	380,779	329,922	301,603	267,354	233,610
Income from operations	45,577	88,993	102,656	110,292	99,372
Interest expense, net	9,523	1,105	495	495	659
Income before provision for income taxes	36,054	87,888	102,161	109,797	98,713
Provision for income taxes	11,090	34,717	40,920	43,251	37,888
Net income	$24,964	$53,171	$61,241	$66,546	$60,825
Weighted average shares outstanding:
Basic	23,875,540	28,954,804	30,239,183	29,992,620	29,473,711
Diluted	24,067,686	29,203,429	30,664,105	30,541,057	30,110,237
Net income per share:
Basic	$1.05	$1.84	$2.03	$2.22	$2.06
Diluted	$1.04	$1.82	$2.00	$2.18	$2.02
Other Financial Data:
Depreciation and amortization of fixed and intangible assets	$38,780	$38,495	$34,219	$28,026	$23,076
Acquisition and integration related costs (2)	$—	$1,874	$10,242	$4,336	$1,281
Operating Data:
Number of stores at end of period	775	758	717	659	579
Total retail square feet at end of period	2,709	2,662	2,568	2,390	2,130
Average store square footage at end of period	3,495	3,511	3,582	3,627	3,679
Net sales per store (3)	$1,431	$1,426	$1,453	$1,471	$1,468
Comparable store sales (4)	(1.5)%	0.1%	2.8%	3.5%	8.2%
E-commerce comparable sales (5)	3.8%	(0.6)%	11.2%	14.4%	na
Balance Sheet Data:
Working capital	$151,548	$157,089	$125,382	$172,341	$153,453
Total assets	734,184	748,691	722,391	682,064	586,285
Total debt, including capital lease obligations	133,371	123,525	8,195	347	168
Stockholders’ equity	439,996	475,301	551,934	528,340	447,418

(1)	Fiscal 2016 includes impairment charges of $32.6 million on goodwill and $6.6 million on the customer relationships intangible asset of Nutri-Force.

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

(4)
A new retail store is included in comparable store sales after 410 days of operation, and acquired retail stores from the Super Supplements acquisition are included in comparable store sales after 365 days. For Fiscal 2016, comparable store sales growth is based on a 52-week period.

(5)	For Fiscal 2016, e-commerce comparable sales is based on a 52-week period.
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
References to “Fiscal” or “Fiscal Year” mean the fifty-three weeks ended December 31, 2016 and the fifty-two weeks ended December 26, 2015 and December 27, 2014 for Fiscal Year 2016, Fiscal Year 2015 and Fiscal Year 2014, respectively.
Overview
We are a multi-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market approximately 900 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare®, Next Step® and Betancourt Nutrition®. We believe we offer one of the largest varieties of products among VMS retailers and continue to refine our assortment with approximately 7,000 SKUs offered in our typical store and approximately 10,000 additional SKUs available through e-commerce. Our broad product offering enables us to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.
During Fiscal 2015, the Company began development of a strategic plan focused on upgrading our customers’ experience across our retail and e-commerce channels, the “reinvention strategy”. The Company worked with outside consultants to analyze qualitative and quantitative information relevant to our customers’ experience. The reinvention strategy is focused on upgrading the customer experience to inspire our target customers with changes to curate our product assortment, opportunities to increase private brands penetration, enhancements to the in-store and digital experience, store layout, as well as changes to improve the effectiveness of our loyalty program. The Company incurred approximately $9.0 million of selling, general and administrative costs during Fiscal 2016 in connection with the reinvention, of which approximately $6.0 million of such costs are expected to be on-going. These costs include additional internal resources, improvements to store network connectivity, and outside consultants. The Company is in the process of testing several initiatives and expects to realize improved financial results from the reinvention beginning in Fiscal 2017. In addition, we have engaged a consulting firm in Fiscal 2016 to identify other efficiencies and cost reduction opportunities focusing on product sourcing, store operations, pricing and promotions, and corporate expenses. During Fiscal 2016, we incurred $3.8 million of costs in connection with identifying other efficiencies and cost reduction opportunities. As a result of this cost reduction project, we have identified savings potential with an estimated value of at least $24.0 million on an annualized basis.
In Fiscal 2015, we also performed a review of certain business operations. As part of this review, the Company implemented changes to more closely align Super Supplements stores with current processes and assortments in the Vitamin Shoppe retail stores. As a result, net costs of $1.8 million and $1.0 million were incurred during Fiscal 2015 and Fiscal 2016, respectively. Annual cost savings resulting from these actions are estimated to be $1 million to $2 million. In addition, the Company decided to cease operations in Canada, and as a result, net costs of $0.9 million and $1.9 million were incurred in Fiscal 2015 and Fiscal 2016, respectively. In Fiscal 2016, the Company realized a $3.0 million tax benefit resulting from the write-off of the Canada investment. The annual cost savings related to ceasing operations in Canada are estimated to be approximately $1.0 million. Costs for these two initiatives include lease liabilities, markdown charges on inventory and employee severance.
On December 9, 2015, the Company issued $143.8 million of its 2.25% Convertible Senior Notes due 2020 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations of VSI. Interest is payable on the Notes on June 1 and December 1 of each year, commencing on June 1, 2016 until their maturity date of December 1, 2020. In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedge transactions for which it paid an aggregate $26.4 million. In addition, the Company sold warrants for which it received aggregate proceeds of $13.0 million. The net proceeds from the Convertible Notes of $125.7 million, net of commissions and offering costs of $4.6 million, was used to repurchase shares of our common stock under the Company’s share repurchase programs. For additional information, refer to Note 8., “Credit Arrangements” and Note 11., “Share Repurchase Programs” to our consolidated financial statements included in this Annual Report on Form 10-K.
The Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time over three year periods ending on August 4, 2017, May 5, 2018 and November 22, 2018, respectively. As of December 31, 2016, 8,064,325 shares have been repurchased for a total of $269.9 million. The shares were retired upon repurchase. For additional information, refer to Note 11., “Share Repurchase Program”, to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Since the acquisition in Fiscal 2014, Nutri-Force, our manufacturing reporting unit, has experienced disruption in its ability to optimize production capacity, volatility in sales performance, loss of third party customers, and correspondingly has experienced lower service levels to customers. In the fiscal fourth quarter, the Company performed valuation analyses, including our annual quantitative analysis of the manufacturing reporting unit as of October 22, 2016, based on the operating plan for Fiscal 2017 and then a subsequent updated long range projection due to further deterioration in operating results, which indicated that the carrying value of Nutri-Force exceeded its fair value. The Company proceeded to step two of the impairment analysis. Based on the results of these analyses, the Company recorded impairment charges of $32.6 million on goodwill and $6.6 million on the customer relationships intangible asset of Nutri-Force, which are included in selling, general and administrative expenses in the consolidated statement of income. For additional information, refer to Note 5., “Goodwill and Intangible Assets”, to our consolidated financial statements included in this Annual Report on Form 10-K.
The Company has engaged outside consultants to perform an assessment of the operations of Nutri-Force to determine the actions and resources required to turnaround this business unit. As a result, the Company will likely incur expenses, charges and capital expenditures during Fiscal 2017 related to the turnaround of Nutri-Force.
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

Additionally, our performance is affected by competitive trends such as the entry and expansion of competitors, changes in pricing and promotional strategies or expansion of product assortment by various competitors. Over recent years, there has been a shift of market share from specialty retailers to other channels such as mass market retailers, club chains, drugstore chains and e-commerce companies. This broader competitive channel availability of VMS products represents a challenge for VSI to keep pace with industry growth rates. We also have observed more competition in our assortment pricing and promotional strategy to increase our market share.
Our historical results have also been significantly influenced by our new store openings. Since the beginning of Fiscal 2014, we have opened 137 stores and as of December 31, 2016 operate 775 stores located in 45 states, the District of Columbia and Puerto Rico. As part of our reinvention strategy, we have reduced the number of planned new store openings in Fiscal 2017 as we assess the performance of recent remodeled stores.
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
In the fourth quarter of 2016, the Company entered into an agreement to lease a warehousing and distribution facility in Avondale, Arizona, which we expect to open before the end of Fiscal 2017. We expect to incur approximately $16.0 million to $17.0 million of capital expenditures related to the opening of this facility. We previously utilized a third-party logistics provider to service the west coast. We believe operating our own facility will provide improved service levels and network efficiencies.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important portrayal of our financial condition and results of operations, and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, our most critical accounting policies, discussed below, pertain to revenue recognition, inventories, impairment of long-lived assets, and goodwill and other intangible assets. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based on judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.
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
Inventories. Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method. As applied to inventories, cost means in principle the sum of the applicable expenditures and charges directly or indirectly incurred in bringing the product to its existing condition and location. Finished goods inventory includes costs on freight on internally transferred merchandise, and costs associated with our buying department, distribution facilities, and manufacturing overhead, which are capitalized into inventory and then expensed as merchandise is sold. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from certain of our vendors. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We regularly review our inventory, including when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. In addition, we have established a reserve for estimated inventory shrinkage between physical inventories. Physical inventories and cycle counts are taken on a regular basis, and inventory is adjusted accordingly. For each reporting period, we estimate inventory shrinkage based on a historical trend analysis. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. These estimates require us to make assessments about the future demand for our products in order to identify such inventory items as slow moving, expiring, obsolete or in excess of need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends and competition. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation and rapid changes in demand for new and improved products or services. Inventory reserves were $8.6 million and $7.3 million at December 31, 2016 and December 26, 2015, respectively.
Long-Lived Assets. We evaluate long-lived assets, including fixed assets and intangible assets with finite useful lives, periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of our estimated undiscounted future cash flows is less than the asset’s carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future sales and expense growth rates, devaluation and inflation. As such, these estimates may differ from actual cash flows. The Company recognized impairment charges of $0.8 million during Fiscal 2016 on fixed assets related to five of its underperforming retail locations still in use in the Company's operations. The Company recognized impairment charges of $1.2 million during Fiscal 2015 on fixed assets related to five of its underperforming retail locations, three of which are still in use in the Company’s operations, and three retail locations in Ontario, Canada which the Company closed during Fiscal 2016. The Company recognized impairment charges of $0.4 million during Fiscal 2014 on fixed assets related to three of its underperforming retail locations, two of which are still in use in the Company’s operations. Impairment charges are included in selling, general and administrative expenses in the consolidated statements of income.
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
In Fiscal 2016, the Company performed a quantitative analysis of its retail and direct reporting units and determined that the fair value of these reporting units was greater that their respective carrying values. As a result, the Company believes the fair values of each of these reporting units and indefinite-lived tradenames substantially exceeds their respective carrying values.
Since the acquisition in Fiscal 2014, Nutri-Force, our manufacturing reporting unit, has experienced disruption in its ability to optimize production capacity, volatility in sales performance, loss of third party customers, and correspondingly has experienced lower service levels to customers. Based upon the operating results of Nutri-Force during the three months ended June 25, 2016, we concluded that an impairment trigger occurred for the manufacturing reporting unit and therefore an impairment test was performed. A discounted cash flow model was prepared using the internal forecast, including an estimate of long-term future growth rates and a discount rate determined by management to be commensurate with the risk inherent in this forecast. The results of this analysis determined the fair value of the manufacturing reporting unit exceeded its carrying value, and as a result, we concluded the goodwill assigned to the reporting unit was not impaired. However, the fair value of the manufacturing reporting unit exceeded its carrying value by approximately 5%, which was not considered to be a substantial excess over the carrying value. While financial results during the three months ended September 24, 2016 did not improve, we continued to closely monitor the financial performance of Nutri-Force. During the fiscal fourth quarter, the performance of

Nutri-Force declined and expectations of future years were reduced significantly due to on-going churn in third party customers and its inability to reduce costs. In the fiscal fourth quarter, the Company performed valuation analyses, including our annual quantitative analysis of the manufacturing reporting unit as of October 22, 2016, based on the operating plan for Fiscal 2017 and then a subsequent updated long range projection due to further deterioration in operating results, which indicated that the carrying value of Nutri-Force exceeded its fair value. The Company proceeded to step two of the impairment analysis. Based on the results of these analyses, the Company recorded impairment charges of $32.6 million on goodwill and $6.6 million on the customer relationships intangible asset of Nutri-Force, which are included in selling, general and administrative expenses in the consolidated statement of income.
The Company has engaged outside consultants to perform an assessment of the operations of Nutri-Force to determine the actions and resources required to turnaround this business unit. As a result, the Company will likely incur expenses, charges and capital expenditures during Fiscal 2017 related to the turnaround of Nutri-Force.
General Definitions for Operating Results
Net Sales consist of sales, net of sales returns, deferred sales, customer incentives and a provision for estimated future returns. Total comparable net sales include sales generated by retail stores and e-commerce sales in both reporting periods. Sales generated by retail stores after 410 days of operation and sales generated by acquired retail stores from the Super Supplements acquisition after 365 days are included in comparable net sales. Sales to third parties of manufactured products generated by Nutri-Force are considered non-comparable sales.
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
Interest expense, net includes interest on our Convertible Notes and Revolving Credit Facility, letters of credit fees, interest on our capital leases, as well as amortization of financing costs, reduced by interest income earned from highly liquid investments (investments purchased with an original maturity of three months or less).
Key Performance Indicators and Statistics
We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Net sales	$1,289,243	$1,266,549	$1,213,046
Increase (Decrease) in total comparable net sales (1)	(0.9)%	—%	3.7%
Increase (Decrease) in comparable store net sales	(1.5)%	0.1%	2.8%
Increase (Decrease) in e-commerce comparable net sales	3.8%	(0.6)%	11.2%
Gross profit as a percent of net sales	33.1%	33.1%	33.3%
Income from operations	$45,577	$88,993	$102,656

(1)	Total comparable net sales are comprised of comparable retail store sales and e-commerce sales.

The following table shows the growth in our network of stores for Fiscal 2016, 2015 and 2014:

	Fiscal Year
	2016	2015	2014
Stores open at beginning of year	758	717	659
Stores opened	26	50	61
Stores closed	(9)	(9)	(3)
Stores open at end of year	775	758	717

Results of Operations
The information presented below is for the Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 and was derived from our audited consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 as a percentage of net sales:

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.9%	66.9%	66.7%
Gross profit	33.1%	33.1%	33.3%
Selling, general and administrative expenses	29.5%	26.0%	24.9%
Income from operations	3.5%	7.0%	8.5%
Interest expense, net	0.7%	0.1%	—%
Income before provision for income taxes	2.8%	6.9%	8.4%
Provision for income taxes	0.9%	2.7%	3.4%
Net income	1.9%	4.2%	5.0%
Figures may not sum due to rounding.
The results of operations presented for the Fiscal year ended December 31, 2016 are based on a 53-week period ("Fiscal 2016"). The results of operations presented for the Fiscal years ended December 26, 2015 and December 27, 2014 are each based on a 52-week period ("Fiscal 2015" and "Fiscal 2014").
Fiscal 2016 Compared to Fiscal 2015
2016 Financial and Operating Highlights:

•	Net sales increased 1.8%

•	Total comparable net sales decreased 0.9%

•	Opened 26 retail stores

•	Transformed 4 stores into new reinvented stores

•	Launched new responsive website

•	Repurchased 2.6 million common shares for a total of $66.0 million

•	Impairment charges of $39.2 million on Nutri-Force goodwill and intangible asset

•	Fully diluted earnings per share of $1.04

Outlook for 2017, management expects:

•	Total comparable net sales growth of flat to low single digit negative

•	To open approximately 15 new stores

•	To remodel 10 to 15 stores into new format

•	Fully diluted earnings per share in the range of $1.95 to $2.20. This excludes any potential charges associated with the implementation of strategic initiatives to improve performance at Nutri-Force.

•	Capital expenditures of approximately $45 million

The following tables summarize our results of operations for Fiscal 2016 and Fiscal 2015 (in thousands):

	Fiscal Years Ended
	December 31, 2016	December 26, 2015	$ Change	% Change
Net sales	$1,289,243	$1,266,549	$22,694	1.8%
Cost of goods sold	862,887	847,634	15,253	1.8%
Cost of goods sold as % of net sales	66.9%	66.9%
Gross profit	426,356	418,915	7,441	1.8%
Gross profit as % of net sales	33.1%	33.1%
Selling, general and administrative expenses	380,779	329,922	50,857	15.4%
SG&A expenses as % of net sales	29.5%	26.0%
Income from operations	45,577	88,993	(43,416)	(48.8)%
Income from operations as % of net sales	3.5%	7.0%
Interest expense, net	9,523	1,105	8,418	761.8%
Income before provision for income taxes	36,054	87,888	(51,834)	(59.0)%
Provision for income taxes	11,090	34,717	(23,627)	(68.1)%
Net income	$24,964	$53,171	$(28,207)	(53.0)%

Net Sales
The increase in net sales was primarily the result of our 53rd week sales of $20.2 million. On a 52 week basis, increases in specialty supplements product categories of $13.9 million and in vitamins, minerals, herbs and homeopathy product categories of $12.9 million were offset by decreases in sports nutrition product categories of $19.1 million and Nutri-Force net merchandise sales to third parties of $7.2 million.
Net sales for our three business segments, as well as a discussion of the changes in each segment’s net sales from the comparable prior year period, are provided below (in thousands):

	Fiscal Years Ended
	December 31, 2016	December 26, 2015	$ Change	% Change
Net Sales:
Retail (a)	$1,109,202	$1,081,123	$28,079	2.6%
Direct (b)	130,024	128,825	1,199	0.9%
Manufacturing (c)	87,684	91,159	(3,475)	(3.8)%
Segment net sales	1,326,910	1,301,107	25,803	2.0%
Elimination of intersegment revenues	(37,667)	(34,558)	(3,109)	9.0%
Total net sales	$1,289,243	$1,266,549	$22,694	1.8%

(a)
The change in retail sales resulted from an increase in non-comparable store sales of $25.4 million and retail sales in the 53rd week of $18.2 million partially offset by a decrease in comparable store sales of $15.5 million, or 1.5%. The decrease in comparable store sales was driven by a decline in average transaction value and lower customer traffic.

(b)
Direct sales increased primarily due to an increase in comparable e-commerce sales of $4.7 million, or 3.8%, and direct sales in the 53rd week of $1.4 million, offset by a decrease in non-comparable e-commerce sales and lower catalog sales totaling $5.0 million. The increase in comparable e-commerce sales was primarily due to effective customer acquisition and promotional activities. The decrease in non-comparable e-commerce sales was primarily due to the discontinuation of the Super Supplements website and catalog.

(c)
Manufacturing sales reflect a decrease in product manufactured for third parties of $6.6 million partially offset by an increase of $3.1 million in product manufactured for the Vitamin Shoppe assortment. Manufacturing sales in the 53rd week were $1.2 million of which $0.6 million was product manufactured for the Vitamin Shoppe assortment and $0.6 million was product manufactured for third parties.

Cost of Goods Sold
The dollar increase of cost of goods sold was primarily due to the increase in sales resulting from the 53rd week. Cost of goods sold as a percentage of net sales was flat. Improvement in product margin of 0.5% was offset by 0.3% related to Nutri-Force and 0.2% of deleverage of retail occupancy costs. Cost of goods sold for Fiscal 2016 includes $0.4 million related to Super Supplements conversion costs and Canada stores closing costs and for Fiscal 2015 includes a $1.3 million charge for the write-off of USPlabs® products which the Company ceased selling.
Selling, General and Administrative Expenses

	Fiscal Years Ended
	December 31, 2016	December 26, 2015	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$135,722	$128,217	$7,505	5.9%
Store Payroll & benefit as % of net sales	10.5%	10.1%
Advertising and Promotion (b)	21,897	21,621	276	1.3%
Advertising & promotion as % of net sales	1.7%	1.7%
Other SG&A (c)	223,160	180,084	43,076	23.9%
Other SG&A as % of net sales	17.3%	14.2%
Total SG&A Expenses	$380,779	$329,922	$50,857	15.4%

(a)	Store payroll and benefits increased primarily due to the increase in head count added to operate new stores and an increase in the average wage rates.

(b)	Advertising and promotion as a percentage of net sales was flat. Higher retail expenditures and digital advertising was substantially offset by lower expenditures related to Nutri-Force.

(c)
Other selling, general and administrative expenses increased primarily due to impairment charges of $32.6 million on goodwill and $6.6 million on the customer relationships intangible asset of Nutri-Force. Excluding these impairment charges, other selling, general and administrative expenses increased by $3.8 million.

Income from Operations
Operating income (loss) for our three business segments are provided below (in thousands):

	Fiscal Years Ended
	December 31, 2016	December 26, 2015	$ Change	% Change
Income (Loss) from operations:
Retail (a)	$197,450	$192,598	$4,852	2.5%
% of net sales	17.8%	17.8%
Direct (b)	18,737	20,904	(2,167)	(10.4)%
% of net sales	14.4%	16.2%
Manufacturing (c)	(44,223)	(1,977)	(42,246)	2,136.9%
% of net sales	(50.4)%	(2.2)%
Corporate costs (d)	(126,387)	(122,532)	(3,855)	3.1%
% of net sales	(9.8)%	(9.7)%
Income from operations	$45,577	$88,993	$(43,416)	(48.8)%

(a)
Retail income from operations as a percentage of net sales was flat. A 0.8% improvement in product margin was offset by 0.4% from store payroll and benefits costs, 0.2% related to occupancy costs and 0.2% from supply chain costs.

(b)
The decrease in direct income from operations as a percentage of net sales is primarily due to a reduction in operating margin generated by on-line marketplaces and from an increase in promotional pricing and delivery expense.

(c)
The year ended December 31, 2016 includes impairment charges of $32.6 million on goodwill and $6.6 million on the customer relationships intangible asset of Nutri-Force. In addition, the manufacturing segment recognized an increase in costs as compared to the prior year due to operational inefficiencies. The year ended December 26, 2015 includes a $1.4 million charge for accounts receivable for one wholesale customer which were deemed uncollectible.

(d)	The increase in corporate costs is primarily due to costs incurred in connection with the reinvention, including outside consultants.

Provision for Income Taxes
The effective tax rate for Fiscal 2016 was 30.8%, compared to 39.5% for Fiscal 2015. The effective tax rate decreased primarily due to a $3.0 million tax benefit resulting from the write-off of the Canada investment.
Fiscal 2015 Compared To Fiscal 2014
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
Cost of Goods Sold
The dollar increase of cost of goods sold was primarily due to an increase in sales. The increase of cost of goods sold as a percentage of net sales was primarily due to 0.5% of de-leverage of retail occupancy costs partially offset by 0.2%
related to Nutri-Force. Cost of goods sold for Fiscal 2015 includes a $1.3 million charge for the write-off of USPlabs® products which the Company ceased selling and for Fiscal 2014 includes a $4.5 million charge from adjusting Nutri-Force inventory to fair value as part of purchase accounting.

Selling, General and Administrative Expenses

	Fiscal Years Ended
	December 26, 2015	December 27, 2014	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$128,217	$119,499	$8,718	7.3%
Store Payroll & benefit as % of net sales	10.1%	9.9%
Advertising and Promotion (b)	21,621	19,290	2,331	12.1%
Advertising & promotion as % of net sales	1.7%	1.6%
Other SG&A (c)	180,084	162,814	17,270	10.6%
Other SG&A as % of net sales	14.2%	13.4%
Total SG&A Expenses	$329,922	$301,603	$28,319	9.4%

(a)	Store payroll and benefits increased primarily due to the increase in head count added to operate new stores and higher medical benefits costs.

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

Income from Operations
Operating income (loss) for our three business segments are provided below (in thousands):

	Fiscal Years Ended
	December 26, 2015	December 27, 2014	$ Change	% Change
Income (Loss) from operations:
Retail (a)	$192,598	$194,864	$(2,266)	(1.2)%
% of net sales	17.8%	18.7%
Direct (b)	20,904	22,755	(1,851)	(8.1)%
% of net sales	16.2%	17.4%
Manufacturing (c)	(1,977)	(1,830)	(147)	8.0%
% of net sales	(2.2)%	(3.8)%
Corporate costs (d)	(122,532)	(113,133)	(9,399)	8.3%
% of net sales	(9.7)%	(9.3)%
Income from operations	$88,993	$102,656	$(13,663)	(13.3)%

(a)	Decrease in retail income from operations as a percentage of net sales is due to 0.5% related to occupancy costs and 0.4% from payroll and benefits costs.

(b)	Decrease in direct income from operations as a percentage of net sales is due to 0.7% related to advertising and promotion expenses and 0.4% related to product margin.

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

In addition to the items noted above, income from operations in Fiscal 2015 includes $1.8 million of Super Supplements conversion costs and $0.9 million of closing costs for the stores in Canada.
Provision for Income Taxes
The effective tax rate for Fiscal 2015 was 39.5%, compared to 40.1% for Fiscal 2014. The effective tax rate decreased primarily due to a decrease in permanent non-deductible items during Fiscal 2015 as compared to Fiscal 2014.

Key Indicators of Liquidity and Capital Resources
The following table provides key indicators of our liquidity and capital resources (in thousands):

	December 31, 2016	December 26, 2015
Balance Sheet Data:
Cash and cash equivalents	$2,833	$15,104
Working capital (a)	151,548	157,089
Total assets	734,184	748,691
Total debt (b)	133,371	123,525

(a) Working capital is total current assets minus total current liabilities.
(b) Total debt includes the outstanding balance on the Company's Revolving Credit Facility, the net balance of its Convertible Notes and its capital lease obligations.

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Other Information:
Depreciation and amortization of fixed and intangible assets	$38,780	$38,495	$34,219
Cash Flows Provided By (Used In):
Operating activities	$93,373	$60,667	$100,147
Investing activities	(40,359)	(39,430)	(125,184)
Financing activities	(65,304)	(18,428)	(36,877)
Effect of exchange rate changes on cash and cash equivalents	19	129	44
Net (decrease) increase in cash and cash equivalents	$(12,271)	$2,938	$(61,870)

Liquidity and Capital Resources
Our primary uses of cash have been to fund working capital, operating expenses and capital expenditures related primarily to the build-out of new stores, the remodeling of existing stores and information technology investments as well as to repurchase shares of our common stock. Historically, we have financed our requirements predominately through internally generated cash flow, supplemented with short-term financing. In Fiscal 2015, we issued $143.8 million of Convertible Notes to fund the repurchase of shares of our common stock. Refer to Note 8., “Credit Arrangements”, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our Revolving Credit Facility, will be sufficient to meet our working capital needs for the next twelve months, our store growth plans, costs and investments related to our reinvention strategy, systems development, store improvements, the opening of our new distribution center and interest payments on the Convertible Notes, as well as the repurchase of shares of our common stock and our Convertible Notes from time to time in negotiated or open market transactions subject to market conditions.
We purchased $66.0 million of common stock under our $300.0 million share repurchase programs during Fiscal 2016. Refer to Note 11., “Share Repurchase Programs”, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. We invested $40.1 million in capital expenditures during Fiscal 2016, including costs for building new stores, remodeling existing stores, information technology and investments resulting from our reinvention strategy. During Fiscal 2017 we plan to spend approximately $45 million in capital expenditures, including costs for building new stores, remodeling existing stores, information technology, the opening of our new distribution center and investments resulting from our reinvention strategy. We opened 26 new stores and closed 9 stores during Fiscal 2016. We plan to open approximately 15 new stores in Fiscal 2017. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $145,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.
We were in compliance with all covenants relating to our Revolving Credit Facility and Convertible Notes as of December 31, 2016. We expect to be in compliance with these same covenants during Fiscal 2017 as well.
Cash Provided by Operating Activities
Net cash provided by operating activities was $93.4 million and $60.7 million during Fiscal 2016 and Fiscal 2015, respectively. The $32.7 million increase in net cash flows from operating activities is primarily due to the timing of accounts payable disbursements and an increase in inventory purchases in Fiscal 2015 related primarily to the transition of Vitamin Shoppe production of private brands to Nutri-Force and the opening of new stores.
Net cash provided by operating activities was $60.7 million and $100.1 million during Fiscal 2015 and Fiscal 2014, respectively. The $39.5 million decrease in net cash flows from operating activities is primarily due to an increase in inventory purchases to support activities including the transition to a new third-party warehouse and the transition of products to our manufacturing facility.

Cash Used in Investing Activities
Net cash used in investing activities was $40.4 million during Fiscal 2016 as compared to $39.4 million during Fiscal 2015. Capital expenditures during Fiscal 2016 and 2015 were used primarily for the build-out of new stores, the remodeling of existing stores and information technology investments.
Net cash used in investing activities was $39.4 million during Fiscal 2015 as compared to $125.2 million during Fiscal 2014. The $85.8 million decrease in cash used in investing activities is primarily due to the $81.5 million for the acquisition of Nutri-Force in Fiscal 2014.
Cash Used in Financing Activities
Net cash used in financing activities was $65.3 million in Fiscal 2016 as compared to $18.4 million in Fiscal 2015. The $46.9 million increase in cash used in financing activities was primarily due to purchases of common stock under the Company’s share repurchase programs of $66.0 million in Fiscal 2016 and $146.1 million in Fiscal 2015 partially offset by the net proceeds from the issuance of Convertible Notes of $125.7 million in Fiscal 2015.
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

Revolving Credit Facility
The terms of our Revolving Credit Facility extend through October 11, 2018, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 8., “Credit Arrangements”, to our consolidated financial statements included in this Annual Report on Form 10-K. As of December 31, 2016, the Company had $11.0 million of borrowings outstanding on its Revolving Credit Facility. The largest amount borrowed at any given point during Fiscal 2016 was $27.0 million. The unused available line of credit under the Revolving Credit Facility at December 31, 2016 was $76.1 million.
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
Contractual Obligations and Commercial Commitments
As of December 31, 2016, our lease commitments and contractual obligations were as follows (in thousands):

Fiscal year ending	Total	Operating Leases Real Estate (1)	Convertible Notes	Interest on Convertible Notes	Operating Leases Equipment	Capital Lease Obligations
2017	$126,087	$122,219	$—	$3,234	$254	$380
2018	116,261	112,672	—	3,234	—	355
2019	97,475	93,886	—	3,234	—	355
2020	225,403	78,064	143,750	3,234	—	355
2021	65,841	65,630	—	—	—	211
Thereafter	175,018	175,018	—	—	—	—
	$806,085	$647,489	$143,750	$12,936	$254	$1,656

(1)
Store operating leases included in the above table do not include contingent rent based upon sales volume. Operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 18.8% of our minimum lease obligations for Fiscal 2016.

We are not party to any long-term purchase commitments. Our typical merchandise purchase orders are generally performed upon within a four to six week period. However, as of December 31, 2016, we have an obligation, excluded from the above commitments, of approximately $12.8 million to purchase an agreed upon supply of our own branded merchandise and raw materials during Fiscal 2017 which has been produced by, and resides with, the applicable vendors.
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
Effects of Inflation
We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During Fiscal 2016, retail price inflation was less than 1%. During Fiscal 2017, we anticipate market driven cost inflation to be in the range of 0% to 2%. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.
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
Our Revolving Credit Facility carries a floating interest rate and, therefore, our statements of income and our cash flows are exposed to changes in interest rates. As of December 31, 2016, there was $11.0 million of borrowings outstanding on our Revolving Credit Facility. At December 31, 2016, a hypothetical 10% change in the floating interest rate would have a de minimis impact on our consolidated financial statements.
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
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2016, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2016.
Management’s Report on Internal Control Over Financial Reporting
See Item 15. “Exhibits and Financial Statement Schedules” appearing at the end of this Annual Report on Form 10-K for Management’s Report on Internal Control Over Financial Reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2017, which is incorporated herein by reference under the captions “Proposal One – Election of Directors”, “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”.
Item 11.        Executive Compensation
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2017, which is incorporated herein by reference under the captions, “Director Compensation”, “Compensation Discussion and Analysis” and “Executive Compensation”.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2017, which is incorporated herein by reference under the captions “Security Ownership” and “Equity Compensation Plan Information”.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2017, which is incorporated herein by reference under the captions “Corporate Governance – Director Independence”, “Corporate Governance – Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Party Transactions, and Director Independence”.
Item 14.        Principal Accounting Fees and Services
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2017, which is incorporated herein by reference under the caption “Principal Accountant Fees and Services”.
PART IV
Item 15.        Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	The following consolidated financial statements listed below are filed as a separate section of this annual report on Form 10-K:
Management’s Reports and Reports of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
Consolidated Balance Sheets as of December 31, 2016 and December 26, 2015.
Consolidated Statements of Income for the Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014.
Consolidated Statements of Comprehensive Income for the Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014.
Consolidated Statements of Stockholders’ Equity for the Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014.
Consolidated Statements of Cash Flows for the Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014.
Notes to Consolidated Financial Statements for the Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014.

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

4.1
Specimen certificate for shares of common stock, $0.01 par value, of Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 4.4 in Amendment No. 4 to our Registration Statement No. 333-160756 on Form S-1 filed on October 14, 2009 (File No. 333-160756))

4.2
Indenture, dated as of December 9, 2015, by and between Vitamin Shoppe, Inc. and Wilmington Trust, National Association. (Incorporated by reference to Exhibit 4.1 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.1
Base Convertible Bond Hedge Confirmation, dated as of December 3, 2015, by and between Vitamin Shoppe, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.2
Base Convertible Bond Hedge Confirmation, dated as of December 3, 2015, by and between Vitamin Shoppe, Inc. and J.P. Morgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.3
Base Warrant Confirmation, dated as of December 3, 2015, by and between Vitamin Shoppe, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.4
Base Warrant Confirmation, dated as of December 3, 2015, by and between Vitamin Shoppe, Inc. and J.P. Morgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.5 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.5
Additional Convertible Bond Hedge Confirmation, dated as of December 8, 2015, by and between Vitamin Shoppe, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.6 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.6
Additional Convertible Bond Hedge Confirmation, dated as of December 8, 2015, by and between Vitamin Shoppe, Inc. and J.P. Morgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.7 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.7
Additional Warrant Confirmation, dated as of December 8, 2015, by and between Vitamin Shoppe, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.8 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.8
Additional Warrant Confirmation, dated as of December 8, 2015, by and between Vitamin Shoppe, Inc. and J.P. Morgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.9 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.9
Amended and Restated Loan and Security Agreement, dated as of January 20, 2011, by and among Vitamin Shoppe Industries Inc. and VS Direct Inc., as Borrowers, Vitamin Shoppe, Inc., as Guarantor, the Lenders and Issuing Bank from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.2 in our Annual Report on Form 10-K filed on March 9, 2011 (File No. 001-34507))

10.10
First Amendment to Amended and Restated Loan and Security Agreement, dated as of January 10, 2013, by and among Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe Mariner, Inc., as Borrowers, each guarantor party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Agent, the Issuing Bank and a Lender. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.11
Second Amendment to Amended and Restated Loan and Security Agreement and First Amendment to Existing Guarantees, dated as of October 11, 2013, by and among Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., and Vitamin Shoppe Global, Inc., as Borrowers, each guarantor party thereto, and JPMorgan Chase Bank, N.A., as Agent. (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.12
Third Amendment to Amended and Restated Loan and Security Agreement, dated as of December 2, 2015, by and among Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., and Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins LLC, Betancourt Sports Nutrition, LLC, Vitamin Shoppe Procurement Services, Inc., as Borrowers, the guarantors parties thereto, the lenders parties thereto, and JPMorgan Chase Bank, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.13
Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of January 29, 2016, by and among Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., and Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins LLC, Betancourt Sports Nutrition, LLC, Vitamin Shoppe Procurement Services, Inc., as Borrowers, the guarantors parties thereto, the lenders parties thereto, and JPMorgan Chase Bank, N.A., as Agent. (Incorporated by reference to Exhibit 10.13 in our Annual Report on Form 10-K filed on February 23, 2016 (File No. 001-34507))

10.14
Intellectual Property Security Agreement, dated as of September 25, 2009, by and among Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 99.5 in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02))

10.15
Second Amended and Restated Intellectual Property Security Agreement, dated as of October 6, 2014, by and between Vitamin Shoppe Industries Inc., as Grantor and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on October 10, 2014 (File No. 001-34507))

10.16
Stock Pledge Agreement, dated as of September 25, 2009, by and between Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 99.6 in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02))

10.17
Amended and Restated Stock Pledge Agreement, dated as of October 11, 2013, by and between Vitamin Shoppe Industries Inc., as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.18
Stock Pledge Agreement, dated as of August 21, 2014, by and between Vitamin Shoppe Global, Inc., as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.19
Stock Pledge Agreement, dated as of August 21, 2014, by and between VS Hercules LLC, as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 10.4 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.20
Stock Pledge Agreement, dated as of August 21, 2014, by and between FDC Vitamins, LLC, as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 10.5 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.21
Guarantee of Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated as of September 25, 2009, of obligations of VS Direct Inc. under the Amended and Restated Loan and Security Agreement, as amended. (Incorporated by reference to Exhibit 99.8 in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02))

10.22

Guarantee of VS Direct Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated as of September 25, 2009, of obligations of Vitamin Shoppe Industries Inc. under the Amended and Restated Loan and Security Agreement, as amended. (Incorporated by reference to Exhibit 99.9 in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02))

10.23
Guarantee of Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc., dated as of January 10, 2013, of obligations of Vitamin Shoppe Mariner, Inc. under the Amended and Restated Loan Agreement, as amended. (Incorporated by reference to Exhibit 10.5 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.24
Guarantee of Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe Mariner, Inc., dated as of October 11, 2013, of the obligations of Vitamin Shoppe Global, Inc. under the Amended and Restated Loan Agreement, as amended. (Incorporated by reference to Exhibit 10.7 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.25
Guarantee, dated as of August 21, 2014, by Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins, LLC and Betancourt Sports Nutrition, LLC, of the obligations of one another under the Amended and Restated Loan Agreement, as amended. (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.26
Joinder Agreement, dated as of January 10, 2013, by and between Vitamin Shoppe Mariner, Inc., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.4 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.27
Joinder Agreement, dated as of October 11, 2013, by and between Vitamin Shoppe Global, Inc., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.6 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.28
Joinder Agreement, dated as of August 21, 2014, by and between VS Hercules LLC, FDC Vitamins, LLC, Betancourt Sports Nutrition, LLC, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.29
Joinder Agreement, dated as of March 20, 2015 by and between Vitamin Shoppe Procurement Services and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.29 in our Annual Report on Form 10-K filed on February 23, 2016 (File No. 001-34507))

10.30
Form of Indemnification Agreement by and among executive officer, Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.29 in Amendment No. 4 to our Registration Statement No. 333-160756 on Form S-1 filed on October 14, 2009 (File No. 333-160756))

10.31
Form of Indemnification Agreement by and among director, Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.30 in Amendment No. 4 to our Registration Statement No. 333-160756 on Form S-1 filed on October 14, 2009 (File No. 333-160756))

10.32
VS Parent, Inc. 2006 Stock Option Plan. * (Incorporated by reference to Exhibit 10.27 in Amendment No. 5 to our Registration Statement No. 333-160756 on Form S-1 filed on October 22, 2009 (File No. 333-160756))

10.33
2009 Vitamin Shoppe Equity Incentive Plan. * (Incorporated by reference to Exhibit 10.27 in Amendment No. 2 to our Registration Statement No. 333-160756 on Form S-1 filed on September 22, 2009 (File No. 333-160756))

10.34
Vitamin Shoppe 2009 Equity Incentive Plan Amended and Restated Through April 6, 2012 * (Incorporated by reference to Annex A of the Definitive Proxy Statement of Vitamin Shoppe, Inc. filed on April 12, 2012 (File No. 001-34507))

10.35	Vitamin Shoppe 2010 Employee Stock Purchase Plan. * (Incorporated by reference to Exhibit 10.16 in our Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34507))

10.36
Vitamin Shoppe, Inc. Executive Severance Pay Policy, amended and restated effective as of October 29, 2014. (Incorporated by reference to Exhibit 10.35 in our Annual Report on Form 10-K filed on February 23, 2016 (File No. 001-34507))

10.37	Director Compensation Plan and Stock Ownership Guidelines.* (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on January 4, 2016 (File No. 001-34507))

10.38
Vitamin Shoppe, Inc. Executive Severance Pay Policy, amended and restated effective as of March 4, 2016 (Incorporated by reference to Exhibit 10.01 in our Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-34507))

10.39
Employment and Non-Competition Agreement, dated as of September 9, 2009, among Richard Markee, VS Parent, Inc., VS Direct, Inc. Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.26 in Amendment No. 2 to our Registration Statement No. 333-160756 on Form S-1 filed on September 22, 2009 (File No. 333-160756))

10.40
Amendment No. 1 to Employment and Non-Competition Agreement, dated as of February 28, 2011, by and among Richard Markee, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.32 in our Annual Report on Form 10-K filed on March 9, 2011 (File No. 001-34507))

10.41
Amendment No. 2 to Employment and Non-Competition Agreement, dated as of March 29, 2012, by and among Richard Markee, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on April 2, 2012 (File No. 001-34507))

10.42
Employment Agreement, effective January 1, 2015, by and between Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. and Richard Markee. * (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on January 7, 2015 (File No. 001-34507))

10.43
Letter Agreement, dated as of December 31, 2015, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Richard Markee. * (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on January 4, 2016 (File No. 001-34507))

10.44
Employment and Non-Competition Agreement, dated as of March 3, 2015, among Colin Watts and Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and all of their subsidiaries and affiliates. * (Incorporated by reference to Exhibit 99.2 in our Current Report on Form 8-K filed on March 4, 2015 (File No. 001-34507))

10.45
Amended and Restated Employment and Non-Competition Agreement, dated as of June 12, 2006, by and among Anthony Truesdale, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.17 in Amendment No. 1 to our Registration Statement No. 333-134983 on Form S-4 filed on June 14, 2006 (File No. 333-134983-02))

10.46
Amendment to Amended and Restated Employment and Non-Competition Agreement, dated as of December 28, 2007, by and among Anthony Truesdale, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.36 in our Annual Report on Form 10-K filed on March 28, 2008 (File No. 333-134983-02))

10.47
Amendment No. 2 to Employment and Non-Competition Agreement, dated as of September 25, 2009 by and among Anthony Truesdale, VS Parent, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 99.2 in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02))

10.48
Amendment No. 3 to Employment and Non-Competition Agreement, dated as of February 28, 2011, by and among Anthony Truesdale, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.31 in our Annual Report on Form 10-K filed on March 9, 2011 (File No. 001-34507))

10.49
Amendment No. 4 to Employment and Non-Competition Agreement, dated as of March 29, 2012, by and among Anthony Truesdale, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on April 2, 2012 (File No. 001-34507))

10.50
Letter Agreement, dated as of March 31, 2015, by and between Vitamin Shoppe, Inc. and Anthony Truesdale. * (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on April 7, 2015 (File No. 001-34507))

10.51
Employment and Non-Competition Agreement, dated as of January 15, 2007, by and among Louis H. Weiss, VS Parent, Inc., VS Direct, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries, Inc. * (Incorporated by reference to Exhibit 10.29 in our Current Report on Form 8-K filed on January 16, 2007 (File No. 333-134983-02))

10.52
Amendment to Employment and Non-Competition Agreement, dated as of December 28, 2007, by and among Louis H. Weiss, VS Parent, Inc., VS Direct, Inc., Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.33 in our Annual Report on Form 10-K filed on March 28, 2008 (File No. 333-134983-02))

10.53

Amendment No. 2 to Employment and Non-Competition Agreement, dated as of March 29, 2012, by and among Louis H. Weiss, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.4 in our Current Report on Form 8-K filed on April 2, 2012 (File No. 001-34507))

10.54
Amendment No. 3 to Employment and Non-Competition Agreement, dated as of March 27, 2015, by and among Louis H. Weiss, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on March 30, 2015 (File No. 001-34507))

10.55
Letter Agreement, dated as of January 29, 2016, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Louis H. Weiss (Incorporated by reference to Exhibit 10.53 in our Annual Report on Form 10-K filed on February 23, 2016 (File No. 001-34507))

10.56
Letter Agreement, dated as of February 10, 2011, by and between Brenda Galgano and Vitamin Shoppe Industries, Inc. * (Incorporated by reference to Exhibit 10.29 in our Annual Report on Form 10-K filed on March 9, 2011 (File No. 001-34507))

10.57
Employment and Non-Competition Agreement, dated as of March 29, 2012, by and among Brenda Galgano, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.5 in our Current Report on Form 8-K filed on April 2, 2012 (File No. 001-34507))

10.58
Amendment to Employment and Non-Competition Agreement, dated as of March 27, 2015, by and among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Brenda Galgano. * (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on March 30, 2015 (File No. 001-34507))

10.59
Lease Agreement, dated as of May 2, 2002, by and between Hartz Mountain Industries, Inc. and Vitamin Shoppe Industries Inc. (Incorporated by reference to Exhibit 10.22 in our Registration Statement No. 333-134983 on Form S-4 filed on June 13, 2006 (File No. 333-134983-02))

10.60
Lease Agreement, dated as of August 27, 2012, by and between CLF Ashland, LLC and Vitamin Shoppe Industries Inc. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on August 31, 2012 (File No. 001-34507))

10.61
Offer Letter, dated as of March 24, 2016 among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Brenda Galgano * (Incorporated by reference to Exhibit 10.03 in our Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-34507))

10.62
Master Confirmation - Capped Accelerated Share Repurchase, dated as of November 3, 2014, by and among Vitamin Shoppe, Inc. and JP Morgan Securities LLC, as Agent for JPMorgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on November 6, 2014 (File No. 001-34507))

10.63
Master Confirmation - Capped Accelerated Share Repurchase, dated as of December 7, 2015, by and among Vitamin Shoppe, Inc. and JP Morgan Securities LLC, as Agent for JPMorgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.10 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.64
Agreement, dated as of January 12, 2016, by and between the Company and Carlson Capital. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on January 12, 2016 (File No. 001-34507))

10.65	Lease Agreement dated as of December 21, 2016, by and between Vitamin Shoppe Procurement Services, Inc. and Coldwater Industrial Associates 3, LLC (Filed herewith)

10.66
Offer Letter, dated as of June 6, 2016, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Jason Reiser * (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on June 16, 2016 (File No. 001-34507))

10.67	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.06 in our Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-34507))

10.68	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.07 in our Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-34507))

10.69	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.08 in our Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-34507))

21.1	Subsidiaries of the Registrant. (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (Filed herewith )

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (Filed herewith )

101

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets as of December 31, 2016 and December 26, 2015; (b) Consolidated Statements of Income for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014; (c) Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014; (d) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014; (e) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014; and (f) Notes to Consolidated Financial Statements for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014.

* Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2017.

VITAMIN SHOPPE, INC.

By:	/s/ Colin Watts
Colin Watts Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ John Bowlin	Non-Executive Chairman, Director	March 1, 2017
John Bowlin

By:	/s/ Colin Watts	Chief Executive Officer, Director (Principal Executive Officer)	March 1, 2017
Colin Watts

By:	/s/ Brenda Galgano	EVP, Chief Financial Officer (Principal Financial Officer)	March 1, 2017
Brenda Galgano

By:	/s/ Daniel Lamadrid	SVP, Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017
Daniel Lamadrid

By:	/s/ B. Michael Becker	Director	March 1, 2017
B. Michael Becker

By:	/s/ Catherine Buggeln	Director	March 1, 2017
Catherine Buggeln

By:	/s/ Deborah M. Derby	Director	March 1, 2017
Deborah M. Derby

By:	/s/ David H. Edwab	Director	March 1, 2017
David H. Edwab

By:	/s/ Richard L. Markee	Director	March 1, 2017
Richard L. Markee

By:	/s/ Guillermo Marmol	Director	March 1, 2017
Guillermo Marmol

By:	/s/ Beth M. Pritchard	Director	March 1, 2017
Beth M. Pritchard

By:	/s/ Timothy J. Theriault	Director	March 1, 2017
Timothy J. Theriault

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published in 2013. Based on this assessment, management has determined that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.
The Company’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.
March 1, 2017

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
March 1, 2017

/s/ Colin Watts	/s/ Brenda Galgano
Colin Watts	Brenda Galgano
Chief Executive Officer	EVP and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Vitamin Shoppe, Inc.
Secaucus, New Jersey
We have audited the internal control over financial reporting of Vitamin Shoppe, Inc. and Subsidiary (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Vitamin Shoppe, Inc.
Secaucus, New Jersey
We have audited the accompanying consolidated balance sheets of Vitamin Shoppe, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and December 26, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and December 26, 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 1, 2017

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,833	$15,104
Accounts receivable, net of allowance of $1,061 and $897 in 2016 and 2015, respectively	7,367	7,437
Inventories	241,736	226,830
Prepaid expenses and other current assets	33,717	25,194
Total current assets	285,653	274,565
Property and equipment, net	139,132	140,158
Goodwill	210,633	243,269
Other intangibles, net	79,489	87,270
Other long-term assets	19,277	3,429
Total assets	$734,184	$748,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$11,000	$8,000
Accounts payable	65,606	41,217
Deferred sales	5,209	20,483
Accrued expenses and other current liabilities	52,290	47,776
Total current liabilities	134,105	117,476
Convertible notes, net	120,874	115,410
Deferred rent	37,489	39,889
Other long-term liabilities	1,720	615
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at December 31, 2016 and December 26, 2015	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 23,585,240 shares issued and 23,424,055 shares outstanding at December 31, 2016, and 25,993,715 shares issued and 25,873,581 shares outstanding at December 26, 2015	236	260
Additional paid-in capital	80,727	139,827
Treasury stock, at cost; 161,185 shares at December 31, 2016 and 120,134 shares at December 26, 2015	(6,430)	(5,225)
Accumulated other comprehensive loss	—	(60)
Retained earnings	365,463	340,499
Total stockholders’ equity	439,996	475,301
Total liabilities and stockholders’ equity	$734,184	$748,691
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Net sales	$1,289,243	$1,266,549	$1,213,046
Cost of goods sold	862,887	847,634	808,787
Gross profit	426,356	418,915	404,259
Selling, general and administrative expenses	380,779	329,922	301,603
Income from operations	45,577	88,993	102,656
Interest expense, net	9,523	1,105	495
Income before provision for income taxes	36,054	87,888	102,161
Provision for income taxes	11,090	34,717	40,920
Net income	$24,964	$53,171	$61,241
Weighted average common shares outstanding
Basic	23,875,540	28,954,804	30,239,183
Diluted	24,067,686	29,203,429	30,664,105
Net income per common share
Basic	$1.05	$1.84	$2.03
Diluted	$1.04	$1.82	$2.00
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Net income	$24,964	$53,171	$61,241
Other comprehensive income:
Foreign currency translation adjustments	60	23	3
Other comprehensive income	60	23	3
Comprehensive income	$25,024	$53,194	$61,244
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Shares	Amounts	Shares	Amounts				Total
Balance at December 28, 2013	30,531,550	$305	(6,316)	$(280)	$302,314	$(86)	$226,087	$528,340
Comprehensive income	—	—	—	—	—	3	61,241	61,244
Equity compensation	—	—	—	—	6,901	—	—	6,901
Issuance of restricted shares	194,929	2	—	—	(2)	—	—	—
Purchases of treasury stock	—	—	(51,140)	(2,415)	—	—	—	(2,415)
Purchases of shares under Share Repurchase Programs	(1,183,714)	(12)	—	—	57,803	—	—	(57,815)
Cancellation of restricted shares	(14,691)	—	—	—	—	—	—	—
Issuance of shares under employee stock purchase plan	24,289	—	—	—	923	—	—	923
Exercises of stock options	553,974	6	—	—	9,387	—	—	9,393
Tax benefits on exercise of equity awards	—	—	—	—	5,363	—	—	5,363
Balance at December 27, 2014	30,106,337	301	(57,456)	(2,695)	267,083	(83)	287,328	551,934
Comprehensive income	—	—	—	—	—	23	53,171	53,194
Equity compensation	—	—	—	—	5,402	—	—	5,402
Issuance of restricted shares	271,716	3	—	—	(3)	—	—	—
Issuance of shares	5,184	—	—	—	167	—	—	167
Purchases of treasury stock	—	—	(62,678)	(2,530)	—	—	—	(2,530)
Purchases of shares under Share Repurchase Programs	(4,328,055)	(43)	—	—	(146,065)	—	—	(146,108)
Cancellation of restricted shares	(145,117)	(2)	—	—	2	—	—	—
Issuance of shares under employee stock purchase plan	27,187	—	—	—	892	—	—	892
Exercises of stock options	56,463	1	—	—	1,351	—	—	1,352
Equity portion of convertible notes, net	—	—	—	—	24,948	—	—	24,948
Bond hedge purchase	—	—	—	—	(26,407)	—	—	(26,407)
Warrant sale	—	—	—	—	12,966	—	—	12,966
Tax benefits on exercise of equity awards	—	—	—	—	(509)	—	—	(509)
Balance at December 26, 2015	25,993,715	260	(120,134)	(5,225)	139,827	(60)	340,499	475,301

Comprehensive income	—	—	—	—	—	60	24,964	25,024
Equity compensation	—	—	—	—	6,380	—	—	6,380
Issuance of restricted shares	196,777	2	—	—	(2)	—	—	—
Issuance of shares	11,942	—	—	—	333	—	—	333
Purchases of treasury stock	—	—	(41,051)	(1,205)	—	—	—	(1,205)
Purchases of shares under Share Repurchase Programs	(2,552,556)	(26)	—	—	(65,985)	—	—	(66,011)
Cancellation of restricted shares	(103,362)	(1)	—	—	1	—	—	—
Issuance of shares under employee stock purchase plan	33,442	1	—	—	822	—	—	823
Exercises of stock options	5,282	—	—	—	90	—	—	90
Tax benefits on exercise of equity awards	—	—	—	—	(739)	—	—	(739)
Balance at December 31, 2016	23,585,240	$236	(161,185)	$(6,430)	$80,727	$—	$365,463	$439,996
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Cash flows from operating activities:
Net income	$24,964	$53,171	$61,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	38,780	38,495	34,219
Impairment charge on goodwill	32,636	—	—
Impairment charge on intangible asset	6,594	—	—
Impairment charges on fixed assets	797	1,177	419
Contingent consideration for acquisition of FDC Vitamins, LLC	—	(959)	959
Amortization of deferred financing fees	957	237	164
Amortization of debt discount on convertible notes	4,690	223	—
Deferred income taxes	(13,683)	(1,364)	(3,950)
Deferred rent	(3,226)	(2,294)	(503)
Equity compensation expense	6,292	5,491	6,901
Issuance of shares for services rendered	333	167	—
Tax benefits on exercises of equity awards	739	509	(5,363)
Changes in operating assets and liabilities:
Accounts receivable	70	2,939	1,499
Inventories	(13,078)	(38,284)	(2,458)
Prepaid expenses and other current assets	(8,521)	3,889	3,782
Other long-term assets	116	(139)	2,441
Accounts payable	26,522	(3,709)	(9,869)
Deferred sales	(15,277)	(2,011)	787
Accrued expenses and other current liabilities	2,921	394	8,483
Other long-term liabilities	747	2,735	1,395
Net cash provided by operating activities	93,373	60,667	100,147
Cash flows from investing activities:
Capital expenditures	(40,068)	(39,403)	(42,957)
Acquisition of FDC Vitamins, LLC	—	487	(81,538)
Trademarks and other intangible assets	(291)	(514)	(689)
Net cash used in investing activities	(40,359)	(39,430)	(125,184)
Cash flows from financing activities:
Borrowings under revolving credit agreement	82,000	47,000	15,000
Repayments of borrowings under revolving credit agreement	(79,000)	(47,000)	(7,000)
Proceeds from issuance of convertible notes	—	143,750	—
Debt issuance costs on convertible notes	(2)	(4,593)	—
Bond hedge purchase	—	(26,407)	—
Proceeds from sale of warrants	—	12,966	—
Contingent consideration payment for acquisition of FDC Vitamins, LLC	—	(4,041)	—
Bank overdraft	(1,041)	6,973	—

Payments of capital lease obligations	(207)	(80)	(152)
Proceeds from exercises of common stock options	90	1,352	9,393
Issuance of shares under employee stock purchase plan	823	892	923
Purchases of treasury stock	(1,205)	(2,530)	(2,415)
Purchases of shares under Share Repurchase Programs	(66,011)	(146,108)	(57,815)
Tax benefits on exercises of equity awards	(739)	(509)	5,363
Deferred financing fees and other	(12)	(93)	(174)
Net cash used in financing activities	(65,304)	(18,428)	(36,877)
Effect of exchange rate changes on cash and cash equivalents	19	129	44
Net increase (decrease) in cash and cash equivalents	(12,271)	2,938	(61,870)
Cash and cash equivalents beginning of year	15,104	12,166	74,036
Cash and cash equivalents end of year	$2,833	$15,104	$12,166
Supplemental disclosures of cash flow information:
Interest paid	$3,715	$440	$249
Income taxes paid	$33,655	$33,659	$37,652
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$4,630	$7,497	$8,379
Assets acquired under capital lease	$1,589	$—	$—
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
The consolidated financial statements for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 include the accounts of VSI and Subsidiary. All intercompany transactions and balances have been eliminated in consolidation.
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
The following table details the activity and balances for the Company’s customer allowances for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 (in thousands):

	Balance at Beginning of Fiscal Year	Additions	Deductions	Balance at End of Fiscal Year
Period Ended December 31, 2016	$897	$3,097	$(2,933)	$1,061
Period Ended December 26, 2015	$1,883	$2,752	$(3,738)	$897
Period Ended December 27, 2014	$—	$3,194	$(1,311)	$1,883
Inventories—Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method. Finished goods inventory includes costs of freight on internally transferred merchandise, and costs associated with our buying department and distribution facilities, as well as manufacturing overhead which are capitalized into inventory and then expensed as merchandise is sold. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from certain of our vendors. The Company estimates losses for expiring inventory and the net realizable value of inventory based on when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products, consideration is given to such factors as the amount of inventory on hand, the remaining shelf life, current and expected market conditions, historical trends and the likelihood of recovering the inventory costs based on anticipated demand. The following table details the activity and balances for the Company’s reserve for inventory for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 (in thousands):

	Balance at Beginning of Fiscal Year	Amounts Charged to Cost of Goods Sold	Write-Offs Against Reserves	Balance at End of Fiscal Year
Fiscal Year Ended December 31, 2016	$7,253	$11,067	$(9,707)	$8,613
Fiscal Year Ended December 26, 2015 (1)	$5,797	$11,088	$(9,632)	$7,253
Fiscal Year Ended December 27, 2014 (1)	$2,640	$8,764	$(5,607)	$5,797
(1) Fiscal 2015 and Fiscal 2014 figures have been restated to include the reserve for inventory of Nutri-Force.

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
In Fiscal 2016, the Company performed a quantitative analysis of its retail and direct reporting units and determined that the fair value of these reporting units was greater that their respective carrying values. As a result, the Company believes the fair values of each of these reporting units and indefinite-lived tradenames substantially exceeds their respective carrying values.
During Fiscal 2016, the Company also performed quantitative analyses of its manufacturing reporting unit and determined the carrying value of the manufacturing reporting unit exceeded its fair value, which resulted in the write-off of the corresponding goodwill of $32.6 million and the customer relationship intangible asset of $6.6 million. Refer to Note 5. Goodwill and Intangible Assets for additional information.
There have been no impairment charges related to goodwill or other intangibles during Fiscal 2015 and Fiscal 2014.
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
Revenue Recognition—The Company recognizes revenue when merchandise is sold “at point of sale” in retail stores or upon delivery to a direct customer. In addition, shipping fees billed to customers are classified as sales. Amount recognized as shipping revenue during Fiscal 2016, Fiscal 2015 and Fiscal 2014, were $2.2 million, $2.0 million and $3.0 million respectively. Nutri-Force sells product primarily to third-party customers and to our retail and direct segments. Wholesale revenue is recognized when risk of loss, title and insurable risks have transferred to the customer, net of estimated returns and allowances. To arrive at net sales, gross sales are reduced by deferred sales, customer discounts, actual customer returns and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. Sales taxes collected from customers are presented on a net basis and as such are excluded from revenue.
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
Frequent Buyer Program—The Company has a frequent buyer program (“Healthy Awards Program”), whereby customers earn points toward free merchandise based on the dollar volume of purchases. Beginning in Fiscal 2016, points are earned each calendar quarter and must be redeemed within the subsequent calendar quarter or they expire. In previous years, points were earned each calendar year and must be redeemed within the first three months of the following year or they expire. Sales are deferred at the time points are earned based on the value of points that are projected to be redeemed, which are based on historical redemption data. The Company records a liability in the period points are earned with a corresponding reduction of sales.
Store Pre-opening Costs—Costs associated with the opening of new retail stores and start up activities are expensed as incurred.

Advertising Costs—The costs of advertising for online marketing arrangements, magazines, direct mail and radio are expensed as incurred, or the first time the advertising takes place. Advertising expense was $21.9 million, $21.6 million and $19.3 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
Online Marketing Arrangements—The Company has entered into online marketing arrangements with various online companies. These agreements are established for periods of 24 months, 12 months or, in some cases, a lesser period and generally provide for compensation based on revenue sharing upon the attainment of stipulated revenue amounts, a percentage of the media expenditure managed by the online partner, or based on the number of visitors that the online company refers to the Company. The Company had no fixed payment commitments during Fiscal 2016, Fiscal 2015 and Fiscal 2014.
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
Concentrations of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, include accounts receivable from wholesale customers as well as debit and credit card processors of retail transactions. As of December 31, 2016 and December 26, 2015, five customers represented approximately 58% and 53%, respectively, of the accounts receivable from wholesale customers. Accounts receivable from debit and credit card processors, included in prepaid expenses and other current assets on the consolidated balance sheets, totaled $10.6 million at December 31, 2016 and $10.2 million at December 26, 2015.
The Company had one supplier from whom we purchased at least 5% of our merchandise during Fiscal 2016, two suppliers from whom we purchased at least 5% of our merchandise during Fiscal 2015 and one supplier from whom we purchased at least 5% of our merchandise during Fiscal 2014. We purchased approximately 11% of our total merchandise from these suppliers during Fiscal 2016 and approximately 17% during Fiscal 2015 and 12% during Fiscal 2014.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits.
Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, net of anticipated forfeitures. With the exception of restricted shares, performance share units and restricted share units, determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Compensation expense resulting from the granting of restricted shares, performance share units and restricted share units is based on the grant date fair value of those common shares and is recognized generally over the two to three year vesting period for restricted shares, the approximately three year vesting period for performance share units and over the quarterly or one year vesting periods for restricted share units. For accounting purposes, the expense for performance based stock options, performance based restricted shares and performance share units is calculated and recorded, based on the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. The vesting requirements for performance based stock options and performance based restricted shares permit a catch-up of vesting at the end of the vesting period.
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
Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, unvested restricted shares, unvested performance share units, warrants and unvested restricted share units are included as potential dilutive securities for the periods applicable, using the treasury stock method to the extent dilutive.
The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Numerator:
Net income	$24,964	$53,171	$61,241
Denominator:
Basic weighted average common shares outstanding	23,875,540	28,954,804	30,239,183
Effect of dilutive securities:
Stock options	68,272	97,114	235,057
Restricted shares	115,287	150,353	184,995
Performance share units	7,173	—	—
Restricted share units	1,414	1,158	4,870
Diluted weighted average common shares outstanding	24,067,686	29,203,429	30,664,105
Basic net income per common share	$1.05	$1.84	$2.03
Diluted net income per common share	$1.04	$1.82	$2.00
Stock options, restricted shares and performance share units for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 for 24,140, 48,538 and 18,089 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.
The Company has the intent and ability to settle the principal portion of its Convertible Notes in cash, and as such, has applied the treasury stock method, which has resulted in the underlying convertible shares being anti-dilutive in Fiscal 2016 and 2015 as the Company’s average stock price from the issuance of the Convertible Notes through December 31, 2016 was less than the conversion price. Refer to Note 8. Credit Arrangements for additional information on the Convertible Notes.
Recent Accounting Pronouncements— Except as noted below, the Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on its results of operations, financial condition, or cash flows, based on current information.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 for public companies and early adoption of ASU 2014-09 is permitted for public companies for annual reporting periods beginning after December 15, 2016. The Company currently expects this guidance will not have a material impact on the Company's consolidated financial statements. However, the Company is still evaluating ASU 2014-09 including the determination of the transition approach it will utilize.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 will require modified retrospective application at the beginning of our first quarter of Fiscal 2019, but permits adoption in an earlier period. The Company currently expects this guidance will not have a material impact on the Company's results of operations. However, the Company is still evaluating

ASU 2016-02 in order to determine the impact of this guidance on the Company’s balance sheet and anticipates this guidance will result in a significant increase to long-term assets and liabilities given we have a significant number of leases.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 addresses simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of ASU 2016-09 is permitted. The Company has evaluated ASU 2016-09 and does not expect the impact of this guidance to have a material impact on the Company's consolidated financial statements. However, under certain circumstances, this guidance could have an impact on the Company’s effective tax rate as changes between tax and book treatment of equity compensation will be recognized in the provision for income taxes beginning in Fiscal 2017. The Company currently estimates the adoption of this guidance will increase the effective tax rate by 1.1 percentage points in Fiscal 2017.
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

From June 6, 2014 through December 27, 2014, the acquired business generated net sales to third parties of $40.3 million and a pre-tax net loss of $1.8 million, excluding acquisition and integration costs. The pre-tax net loss includes the $4.5 million of charges related to the inventory valuation step-up noted above. The results represent the manufacturing segment. Pro forma results are not presented as the acquisition was not significant to the operating results for Fiscal 2016, Fiscal 2015 or Fiscal 2014.
4. Inventories
The components of inventories are as follows (in thousands):

	December 31, 2016	December 26, 2015
Finished goods	$222,046	$211,879
Work-in-process	7,566	6,180
Raw materials	12,124	8,771
	$241,736	$226,830
5. Goodwill and Intangible Assets
Goodwill is allocated between the Company’s segments (reporting units), retail, direct and manufacturing. The following table discloses the carrying value of all intangible assets (in thousands):

	December 31, 2016				December 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets:
Goodwill	$243,269	$—	$32,636	$210,633	$243,269	$—	$243,269
Tradenames - Indefinite-lived	68,405	—	—	68,405	68,405	—	68,405
Brands	10,000	1,435	—	8,565	10,000	880	9,120
Customer relationships	7,500	906	6,594	—	7,500	594	6,906
Tradenames - Definite-lived	4,964	3,073	—	1,891	4,673	2,722	1,951
Software	1,300	672	—	628	1,300	412	888
	$335,438	$6,086	39,230	$290,122	$335,147	$4,608	$330,539

Intangible amortization expense for Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $1.5 million, $2.3 million and $1.7 million, respectively. The annual impairment tests for goodwill and tradenames were performed during the fourth quarter of Fiscal 2016.
In Fiscal 2016, the Company performed a quantitative analysis of its retail and direct reporting units and determined that the fair value of these reporting units was greater that their respective carrying values. As a result, the Company believes the fair values of each of these reporting units and indefinite-lived tradenames substantially exceeds their respective carrying values.
Since the acquisition in Fiscal 2014, Nutri-Force, our manufacturing reporting unit, has experienced disruption in its ability to optimize production capacity, volatility in sales performance, loss of third party customers, and correspondingly has experienced lower service levels to customers. Based upon the operating results of Nutri-Force during the three months ended June 25, 2016, we concluded that an impairment trigger occurred for the manufacturing reporting unit and therefore an impairment test was performed. A discounted cash flow model was prepared using the internal forecast, including an estimate of long-term future growth rates and a discount rate determined by management to be commensurate with the risk inherent in this forecast. The results of this analysis determined the fair value of the manufacturing reporting unit exceeded its carrying value, and as a result, we concluded the goodwill assigned to the reporting unit was not impaired. However, the fair value of the manufacturing reporting unit exceeded its carrying value by approximately 5%, which was not considered to be a substantial excess over the carrying value. While financial results during the three months ended September 24, 2016 did not improve, we continued to closely monitor the financial performance of Nutri-Force. During the fiscal fourth quarter, the performance of Nutri-Force declined and expectations of future years were reduced significantly due to on-going churn in third party customers and its inability to reduce costs. In the fiscal fourth quarter, the Company performed its annual quantitative analysis of the manufacturing reporting unit as of October 22, 2016, based on the operating plan for Fiscal 2017, and then a subsequent analysis based on an updated long range projection due to further deterioration in operating results, which indicated that the carrying value of Nutri-Force exceeded its fair value. The Company proceeded to step two of the impairment analysis. Based on the results of these analyses, the Company recorded impairment charges of $32.6 million on goodwill and $6.6 million on the customer relationships intangible asset of Nutri-Force, which are included in selling, general and administrative expenses in the consolidated statement of income.
There have been no impairment charges related to goodwill or other intangibles during Fiscal 2015 and Fiscal 2014.
The useful lives of the Company’s definite-lived intangible assets are between 3 to 18 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at December 31, 2016, is as follows (in thousands):

Fiscal 2017	$1,073
Fiscal 2018	1,067
Fiscal 2019	915
Fiscal 2020	807
Fiscal 2021	807
Thereafter	6,415
$11,084

6. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31, 2016	December 26, 2015
Leasehold improvements	$173,216	$168,830
Furniture, fixtures and equipment	184,786	170,391
Software	78,089	59,049
	436,091	398,270
Less: accumulated depreciation and amortization	(305,777)	(274,222)
Subtotal	130,314	124,048
Construction in progress	8,818	16,110
	$139,132	$140,158
Depreciation and amortization expense on property and equipment for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 was approximately $37.3 million, $36.1 million and $32.5 million, respectively. The Company recognized impairment charges of $0.8 million during Fiscal 2016 on fixed assets related to five of its underperforming retail locations still in use in the Company’s operations. The Company recognized impairment charges of $1.2 million during Fiscal 2015 on fixed assets related to five of its underperforming retail locations, three of which are still in use in the Company’s operations, and three retail locations in Ontario, Canada which the Company closed during Fiscal 2016. The Company recognized impairment charges of $0.4 million during Fiscal 2014 on fixed assets related to three of its underperforming retail locations, two of which are still in use in the Company's operations.
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

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2016	December 26, 2015
Accrued salaries and related expenses	$13,861	$10,115
Sales tax payable and related expenses	7,669	6,975
Other accrued expenses	30,760	30,686
	$52,290	$47,776

The Company is involved in ongoing examinations with various taxing authorities regarding non-income based tax matters for Fiscal 2016 and prior. The final obligation to these authorities may be subject to either an increase or decrease to the initial estimates recorded. As of December 31, 2016, the Company believes the reserves for these matters are adequately provided for in its consolidated financial statements, the reserves of which are reflected in “Sales tax payable and related expenses” in the table above.
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
The Convertible Notes consist of the following components (in thousands):

	December 31, 2016	December 26, 2015
Liability component:
Principal	$143,750	$143,750
Conversion feature	(24,800)	(24,800)
Liability portion of debt issuance costs	(3,802)	(3,800)
Amortization	5,726	260
Net carrying amount	$120,874	$115,410
Equity component:
Conversion feature	$24,800	$24,800
Equity portion of debt issuance costs	(793)	(793)
Deferred taxes	941	941
Net carrying amount	$24,948	$24,948

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
Revolving Credit Facility
As of December 31, 2016 and December 26, 2015, the Company had $11.0 million and $8.0 million, respectively, of borrowings outstanding on its Revolving Credit Facility.
Subject to the terms of the Revolving Credit Facility, which has a maturity date of October 11, 2018, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable as well as certain inventory of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount borrowed at any given point during Fiscal 2016 was $27.0 million. The unused available line of credit under the Revolving Credit Facility at December 31, 2016 was $76.1 million.
Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.25% or 0.50% or the adjusted Eurodollar rate plus 1.25% or 1.50%, in each case with the higher spread applicable in the event that the aggregate amount of the borrowings under the Revolving Credit Facility exceeds 50% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit facility for Fiscal 2016 was 1.78%. The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility was 0.25% as of December 31, 2016 and December 26, 2015.

Interest expense, net for Fiscal 2016, 2015 and 2014 consists of the following (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Amortization of debt discount on Convertible Notes	$4,690	$223	$—
Interest on Convertible Notes	3,335	159	—
Amortization of deferred financing fees	957	237	164
Interest / fees on the Revolving Credit Facility and other interest	541	487	344
Interest income	—	(1)	(13)
Interest expense, net	$9,523	$1,105	$495

9. Income Taxes
The provision for income taxes for Fiscal 2016, Fiscal 2015 and Fiscal 2014 consists of the following (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Current:
Federal	$20,923	$30,696	$38,432
State	3,850	5,385	6,438
Total current	24,773	36,081	44,870
Deferred:
Federal	(11,655)	(1,283)	(3,497)
State	(2,028)	(81)	(453)
Total deferred	(13,683)	(1,364)	(3,950)
Provision for income taxes	$11,090	$34,717	$40,920
A reconciliation of the statutory Federal income tax rate and effective rate of the provision for income taxes is as follows:

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	2.5%	3.4%	4.2%
Write-off of Canada investment	(8.3)%	—	—
Other	1.6%	1.1%	0.9%
Effective tax rate	30.8%	39.5%	40.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2016 and December 26, 2015 are as follows (in thousands):

	December 31, 2016	December 26, 2015
Deferred tax assets:
Net operating loss carryforward	$2,535	$1,806
Deferred rent	10,775	11,389
Tenant allowance	3,938	4,215
Deferred sales	1,019	4,011
General accrued liabilities	7,132	6,790
Deferred wages and compensation	863	569
Inventory	7,443	7,205
Equity compensation expense	3,815	3,400
Debt	995	1,002
Other	2,735	3,299
	41,250	43,686
Valuation allowance	(2,535)	(1,806)
Deferred tax assets	38,715	41,880
Deferred tax liabilities:
Trade name and goodwill	(15,590)	(29,777)
Accumulated depreciation	(4,589)	(9,488)
Prepaid expenses	(1,689)	(2,012)
Deferred tax liabilities	(21,868)	(41,277)
Net deferred tax asset	$16,847	$603
The net deferred tax assets are included in other long-term assets on the consolidated balance sheets.
Management periodically assesses whether the Company is more likely than not to realize some or all of its deferred tax assets. As of December 31, 2016, with the exception of $2.5 million of deferred tax assets arising from a foreign and state net operating loss carryforward against which there is a valuation allowance (see above table), management determined that the Company is more likely than not to realize the deferred tax assets detailed above. Realization of deferred tax assets associated with the state net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiction.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, Puerto Rico and Canada. The Company recognizes interest related to uncertain tax positions in income tax expense. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2014 and for state examinations before 2010. However, the tax authorities still have the ability to review the relevance of net operating loss carryforwards created in closed years if such tax attributes are utilized in open years (subsequent to 2010).
The Company has domestic (U.S. state) and foreign net operating losses of approximately $8.2 million and $8.3 million at December 31, 2016, against which a full valuation allowance is recorded. Domestic net operating losses generated will continue to expire annually through Fiscal 2032. The Company’s foreign net operating loss is generated through operations in Canada, and will expire in Fiscal 2035.
10. Stock Based Compensation
Equity Incentive Plans - The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan amended and restated through April 2012 (the “2009 Plan”), under which the Company has granted stock options (includes non-qualified as well as performance based stock options), restricted shares (includes time based as well as performance based restricted shares), performance share units and restricted share units. The issuance of up to 7,453,678 shares of common stock is authorized under these plans. As of December 31, 2016, there were

2,065,074 shares available to grant under both plans, which includes 161,185 shares currently held by the Company as treasury stock. Restricted shares, performance share units and restricted share units are issued at a value not less than the fair market value of the common shares on the date of the grant and stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant. Equity awards of restricted shares generally shall become vested between two and three years subsequent to the date on which such equity grants were awarded. Performance share units shall become vested approximately three years subsequent to the date on which such equity grants were awarded. Stock options awarded shall become vested in three or four equal increments on each of the anniversaries of the date on which such equity grants were awarded and generally have a maximum term of 10 years. However, regarding performance based restricted shares, performance share units and performance based stock options, vesting is dependent not only on the passage of time, but also on the attainment of certain internal performance metrics. The vesting requirements for performance based restricted shares and performance based stock options permit a catch-up of vesting at the end of the vesting period. For accounting purposes, the expense for performance based stock options, performance based restricted shares and performance share units is calculated and recorded, based on the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. Restricted share units generally shall become vested quarterly, or one year, subsequent to the date on which such equity grants were awarded.
The following table summarizes restricted shares for the 2009 Plan as of December 31, 2016 and changes during Fiscal 2016:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 26, 2015	398,562	$42.65
Granted	181,712	$29.45
Vested	(104,095)	$46.87
Canceled/forfeited	(103,362)	$42.06
Unvested at December 31, 2016	372,817	$35.20
The total intrinsic value of restricted shares vested during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $2.5 million, $6.3 million and $5.7 million, respectively.
The following table summarizes stock options for the 2006 and 2009 Plans as of December 31, 2016 and changes during Fiscal 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2015	284,838	$22.65
Granted	264,072	$29.21
Exercised	(5,282)	$17.11
Canceled/forfeited	(40,831)	$33.19
Outstanding at December 31, 2016	502,797	$25.30	5.39	$1,443
Vested or expected to vest at December 31, 2016	484,921	$25.30	5.39	—
Vested and exercisable at December 31, 2016	256,797	$21.62	1.65	$1,422
The total intrinsic value of options exercised during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $0.1 million, $1.0 million and $16.0 million, respectively. The cash received from options exercised during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $0.1 million, $1.4 million and $9.4 million, respectively.

The following table summarizes performance share units for the 2009 Plan as of December 31, 2016 and changes during Fiscal 2016:

	Number of Unvested Performance Share Units	Weighted Average Grant Date Fair Value
Unvested at December 26, 2015	—	—
Granted	134,927	$30.42
Vested	—	—
Canceled/forfeited	(9,912)	$30.26
Unvested at December 31, 2016	125,015	$30.43
Performance share units granted during Fiscal 2016 shall become vested on December 29, 2018 if the performance criteria are achieved. Performance share units can vest at a range of 25% to 150% based on the achievement of pre-established performance targets.
The following table summarizes restricted share units for the 2009 Plan as of December 31, 2016 and changes during Fiscal 2016:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 26, 2015	11,280	$37.25
Granted	21,451	$30.68
Vested	(17,341)	$34.92
Canceled/forfeited	—	$—
Unvested at December 31, 2016	15,390	$30.71
The total intrinsic value of restricted share units vested during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $0.4 million, $0.6 million and $0.3 million, respectively.
Compensation expense attributable to stock-based compensation for Fiscal 2016 was $6.3 million, for Fiscal 2015 was $5.5 million and for Fiscal 2014 was $6.9 million. As of December 31, 2016, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares, performance share units and restricted share units to be expensed in future periods is $7.6 million, and the related weighted average period over which it is expected to be recognized is 1.7 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares, performance share units and restricted share units as of December 31, 2016 is approximately $0.6 million.
The weighted average grant date fair value of stock options was $7.96 and $18.99 for Fiscal 2016 and Fiscal 2014, respectively. For Fiscal 2014, this valuation represents the fair value of subsequent annual tranches of performance based stock option grants. No stock options were granted in Fiscal 2015. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	December 31, 2016	December 27, 2014
Expected dividend yield	—%	—%
Weighted average expected volatility	32.4%	35.3%
Weighted average risk-free interest rate	1.2%	1.4%
Expected holding period(s)	4.00 years	4.00 - 4.43 years
Treasury Stock — As part of the Company’s equity incentive plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During Fiscal 2016, the Company purchased 41,051 shares in settlement of employees’ tax obligations for a total of $1.2 million. The

Company accounts for treasury stock using the cost method. These shares are available to grant under the Company’s equity incentive plans.
11. Share Repurchase Programs
The Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time over three year periods ending on August 4, 2017, May 5, 2018 and November 22, 2018, respectively. As of December 31, 2016, 8,064,325 shares have been repurchased for a total of $269.9 million. The repurchase program does not obligate the Company to acquire any specific number of shares of its common stock and may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing such shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases.
During Fiscal 2016 and Fiscal 2015, the Company repurchased 1,670,837 and 1,182,990 shares, respectively, of its common stock in the open market. The shares were retired upon repurchase. Open market share repurchases were $47.0 million in Fiscal 2016 and $44.2 million in Fiscal 2015 with average repurchase prices per share of $28.13 and $37.38, respectively. In Fiscal 2016, the Company also repurchased 646,666 shares of its common stock for $19.0 million, or $29.40 per share, under a 10b5-1 program which the Company entered into to purchase shares under predetermined criteria.
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
The Company recognized expenses for the 401k Plan of $2.2 million in Fiscal 2016, $1.9 million in Fiscal 2015 and $1.6 million in Fiscal 2014.

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

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Minimum rentals	$122,039	$117,578	$107,456
Contingent rentals	88	154	103
	122,127	117,732	107,559
Less: Sublease rentals	(274)	(273)	(245)
Net rental expense	$121,853	$117,459	$107,314
As of December 31, 2016, the Company’s real estate lease commitments are as follows (in thousands):

Fiscal year	Total Operating Leases (1)
2017	$122,219
2018	112,672
2019	93,886
2020	78,064
2021	65,630
Thereafter	175,018
$647,489

(1)
Store operating leases included in the above table do not include contingent rent based upon sales volume. Operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 18.8% of our minimum lease obligations for Fiscal 2016.

14. Legal Proceedings
The Company is party to various lawsuits arising from time to time in the normal course of business, some of which are covered by insurance. As of December 31, 2016, the Company was not party to any material legal proceedings. Although the impact of the final resolution of these matters on the Company’s financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
15. Segment and Product Data
The Company currently operates three business segments, retail, direct and manufacturing. The operating segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company’s business segments as well as corporate costs. The retail segment primarily includes the Company’s retail stores. The retail segment generates revenue primarily through the sale of VMS products through Vitamin Shoppe and Super Supplements retail stores in the United States and Puerto Rico. The direct segment generates revenue through the sale of VMS products primarily through the Company’s websites. The Company’s websites offer customers online access to a full assortment of approximately 17,000 SKUs. The manufacturing segment supplies the retail and direct segments, along with various thirds parties, with finished products for sale. Corporate costs represent all other expenses not allocated to the retail, direct or manufacturing segments which include, but are not limited to: human resources, legal, retail management, direct management, finance, information technology, depreciation (primarily related to assets utilized by the retail and direct business segments as well as corporate assets) and amortization, and various other corporate level activity related expenses. Intercompany sales transactions are eliminated in consolidation.

The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The Company has allocated $165.3 million and $45.3 million of its recorded goodwill to the retail and direct segments, respectively. The Company does not have identifiable assets separated by segment, with the exception of the identifiable assets of the manufacturing segment, which were $62.3 million and $88.4 million as of December 31, 2016 and December 26, 2015, respectively. Capital expenditures for the manufacturing segment during Fiscal 2016 were $2.5 million, during Fiscal 2015 were $3.5 million and from the acquisition date of June 6, 2014 through December 27, 2014 were approximately $0.5 million. At December 31, 2016 and December 26, 2015, long lived assets of the manufacturing segment were $20.1 million and $60.4 million, respectively. Depreciation and amortization expense, included in selling, general and administrative expenses, for the manufacturing segment during Fiscal 2016 was $1.7 million, during Fiscal 2015 was $1.5 million and from the acquisition date of June 6, 2014 through December 27, 2014 was $0.9 million.
The following table contains key financial information of the Company’s business segments (in thousands):

	Fiscal Year Ended
	December 31, 2016 (1)	December 26, 2015	December 27, 2014
Net sales:
Retail	$1,109,202	$1,081,123	$1,042,054
Direct	130,024	128,825	130,644
Manufacturing	87,684	91,159	48,102
Segment net sales	1,326,910	1,301,107	1,220,800
Elimination of intersegment revenues	(37,667)	(34,558)	(7,754)
Net sales	1,289,243	1,266,549	1,213,046
Income (loss) from operations:
Retail	197,450	192,598	194,864
Direct	18,737	20,904	22,755
Manufacturing (2)	(44,223)	(1,977)	(1,830)
Corporate costs (3)	(126,387)	(122,532)	(113,133)
Income from operations	$45,577	$88,993	$102,656

(1)	Fiscal 2016 includes a 53rd week. Net sales for the 53rd week were $20.2 million and income from operations for the 53rd week was $3.3 million.

(2)
In Fiscal 2016, loss from operations for the manufacturing segment includes impairment charges of $32.6 million on goodwill and $6.6 million on the customer relationships intangible asset of Nutri-Force. In Fiscal 2015, loss from operations for the manufacturing segment includes a $1.4 million charge for accounts receivable for one wholesale customer which were deemed uncollectible, and in Fiscal 2014 includes $4.5 million in charges related to the inventory valuation step up for inventory sold subsequent to the acquisition of Nutri-Force.

(3)	Corporate costs include (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Depreciation and amortization expenses	$37,103	$37,004	$32,968
Cost reduction project (a)	3,761	—	—
Canada stores closing costs (b)	2,057	—	—
Super Supplements conversion costs (c)	1,275	—	—
Reinvention strategy costs (d)	541	2,723	—
Management realignment charges (e)	—	3,396	—
Acquisition and integration costs (f)	—	1,874	4,777
Contingent consideration for Nutri-Force acquisition	—	—	959

(a)	Outside consulting costs relating to a project to identify and implement cost reduction opportunities.

(b)	Charges primarily related to lease terminations.

(c)	Costs primarily related to the closure of the Seattle distribution center.

(d)	The costs represent outside consultants fees in connection with the Company's "reinvention strategy".

(e)	Management realignment charges primarily consist of severance, sign-on bonuses, recruiting and relocation costs.

(f)
For Fiscal 2015, represents integration costs related to the acquisition of Nutri-Force, consisting primarily of professional fees. In Fiscal 2014, represents acquisition costs of $3.4 million and integration costs of $1.4 million ($0.6 million for Nutri-Force and $0.8 million for Super Supplements).

The following table represents net merchandise sales by major product category (in thousands):

	Fiscal Year Ended
Product Category	December 31, 2016 (a)	December 26, 2015 (b)	December 27, 2014 (b)
Vitamins, Minerals, Herbs and Homeopathy	$339,597	$320,872	$311,863
Sports Nutrition	408,288	421,293	419,804
Specialty Supplements	308,945	289,938	288,045
Other	230,252	232,399	190,285
Total	1,287,082	1,264,502	1,209,997
Delivery Revenue	2,161	2,047	3,049
	$1,289,243	$1,266,549	$1,213,046

(a)	Fiscal 2016 includes a 53rd week.

(b)	Fiscal 2015 and Fiscal 2014 figures have been restated to conform with changes to Fiscal 2016 product category classifications.
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
The Company's financial instruments also include its Convertible Notes (in thousands):

	December 31, 2016	December 26, 2015
Fair Value	$111,563	$119,784
Carrying Value	120,874	115,410
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

17. Selected Quarterly Financial Information (unaudited)
The following table summarizes the Fiscal 2016 and Fiscal 2015 quarterly results (in thousands, except for share data):

	Fiscal Quarter Ended
	March	June	September	December (1)
Fiscal Year Ended December 31, 2016
Net sales	$336,774	$332,717	$314,887	$304,865
Gross profit	116,247	107,824	102,125	100,160
Income (loss) from operations	27,262	20,724	20,273	(22,682)
Net income (loss)	14,782	10,433	11,363	(11,614)
Net income (loss) per common share:
Basic	$0.60	$0.44	$0.48	$(0.50)
Diluted	$0.59	$0.44	$0.48	$(0.49)
Fiscal Year Ended December 26, 2015
Net sales	$336,835	$322,338	$313,886	$293,490
Gross profit	114,649	108,260	104,709	91,297
Income from operations	30,955	23,564	23,357	11,117
Net income	18,700	14,241	14,098	6,132
Net income per common share:
Basic	$0.63	$0.49	$0.49	$0.22
Diluted	$0.63	$0.48	$0.48	$0.22
(1) Net loss for the fiscal quarter ended December 2016 reflects a $3.0 million tax benefit resulting from the write-off of the Canada investment.
The following table summarizes certain items for Fiscal 2016 and Fiscal 2015 which impacted quarterly results on a pre-tax basis (in thousands):

	Fiscal Quarter Ended
	March	June	September	December
Fiscal Year Ended December 31, 2016
Super Supplements conversion costs (1)	$1,046	$—	$—	$—
Canada stores closing costs (2)	931	1,864	(906)	—
Reinvention strategy costs (3)	541	—	—	—
Cost reduction project (4)	—	1,492	2,269	—
Impairment charges on goodwill and intangible asset (5)	—	—	—	39,230
Fiscal Year Ended December 26, 2015
Integration costs (6)	$360	$410	$617	$487
Management realignment charges (7)	—	2,174	—	1,222
Accounts receivable bad debt reserve charge (8)	—	1,370	—	—
Reinvention strategy costs (3)	—	—	1,026	1,697
Super Supplements conversion costs (1)	—	—	—	1,766
Product write-off (9)	—	—	—	1,330
Canada stores closing costs (2)	—	—	—	885

(1)
In Fiscal 2016, costs primarily related to the closure of the Seattle distribution center. In Fiscal 2015, conversion costs primarily include inventory reserve charges, product markdowns and accelerated depreciation.

(2)
In Fiscal 2016, charges primarily related to lease terminations. The credit in the fiscal quarter ended September 2016 relates to a reversal of lease liabilities previously accrued. In Fiscal 2015, costs include inventory reserve charges, impairment charges to fixed assets and severance charges.

(3)	The costs represent outside consultants fees in connection with the Company’s “reinvention strategy”.

(4)	Outside consulting costs relating to a project to identify and implement cost reduction opportunities.

(5)	Impairment charges of $32.6 million on goodwill and $6.6 million on the customer relationships intangible asset of Nutri-Force.

(6)	Represents integration costs related to the acquisition of Nutri-Force, consisting primarily of professional fees.

(7)	Management realignment charges primarily consist of severance, sign-on bonuses, recruiting and relocation costs.

(8)	Represents a charge to increase the allowance for doubtful accounts for Nutri-Force, related to one wholesale customer that abruptly ceased operations.

(9)	Represents a charge to inventory reserves for the write-off of USPlabs® products which the Company ceased selling.