Form 10-Q
period 2017-04-01
Vitamin Shoppe, Inc.
filed 2017-05-10
CIK 1360530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒
As of April 21, 2017 Vitamin Shoppe, Inc. had 23,846,048 shares of common stock outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding future financial results and performance, future business prospects, implementation of omni-channel retailing, revenue, stores, our ability to implement strategic initiatives, realize improved financial results and meet market expectations, our ability to identify efficiencies and cost reduction opportunities and realize the benefits of potential savings, share and debt repurchases, product offerings, contract manufacturing, supply chain network utilization, intellectual property, store transformation costs, future inventory charges, potential charges related to Nutri-Force, estimated costs to open a new distribution center, working capital, liquidity, capital expenditures, interest costs, industry based factors, including the level of competition in the vitamin, mineral and supplement industry, continued demand from the primary markets Vitamin Shoppe, Inc. (the “Company” or “we”) serves, consumer perception of our products, the availability of raw materials, as well as economic conditions generally and factors more specific to the Company such as compliance with manufacturing, healthcare, environmental and other regulations, changes in accounting standards, certifications and practices, and restrictions imposed by the Company’s Convertible Notes and our Revolving Credit Facility (each as defined herein), including financial covenants and limitations on the Company’s ability to incur additional indebtedness and the Company’s future capital requirements, and other risks, uncertainties and factors set forth under Item 1A., entitled “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our other reports and documents filed with the Securities and Exchange Commission (the “SEC”). You can identify these forward-looking statements by the use of words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “predicts”, “intends”, “plans”, “estimates”, “anticipates”, “target”, “could” or the negative version of these words or other comparable words. These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, product liability claims and recalls, the availability of insurance, the strength of the economy, changes in the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, trade restrictions, changes in tax policy, regulatory restrictions, political environment, international operations, availability of suitable store locations at appropriate terms, e-commerce relationships, disruptions of manufacturing, warehouse or distribution facilities or information systems, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,099	$2,833
Accounts receivable, net of allowance of $1,106 and $1,061 in 2017 and 2016, respectively	5,824	7,367
Inventories	237,867	241,736
Prepaid expenses and other current assets	27,846	33,717
Total current assets	273,636	285,653
Property and equipment, net of accumulated depreciation and amortization of $315,049 and $305,777 in 2017 and 2016, respectively	149,653	139,132
Goodwill	210,633	210,633
Other intangibles, net	79,301	79,489
Other long-term assets	18,737	19,277
Total assets	$731,960	$734,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$11,000
Accounts payable	56,272	65,606
Accrued expenses and other current liabilities	59,940	57,499
Total current liabilities	116,212	134,105
Convertible notes, net	122,242	120,874
Deferred rent	39,902	37,489
Other long-term liabilities	2,348	1,720
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at April 1, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 24,031,288 shares issued and 23,869,792 shares outstanding at April 1, 2017, and 23,585,240 shares issued and 23,424,055 shares outstanding at December 31, 2016	240	236
Additional paid-in capital	83,994	80,727
Treasury stock, at cost; 161,496 shares at April 1, 2017 and 161,185 shares at December 31, 2016	(6,437)	(6,430)
Retained earnings	373,459	365,463
Total stockholders’ equity	451,256	439,996
Total liabilities and stockholders’ equity	$731,960	$734,184
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Net sales	$316,901	$336,774
Cost of goods sold	218,087	220,527
Gross profit	98,814	116,247
Selling, general and administrative expenses	83,205	88,985
Income from operations	15,609	27,262
Interest expense, net	2,412	2,262
Income before provision for income taxes	13,197	25,000
Provision for income taxes	5,201	10,218
Net income	$7,996	$14,782
Weighted average common shares outstanding
Basic	22,828,244	24,802,335
Diluted	23,022,067	25,009,058
Net income per common share
Basic	$0.35	$0.60
Diluted	$0.35	$0.59
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Net income	$7,996	$14,782
Other comprehensive loss:
Foreign currency translation adjustments	—	(89)
Other comprehensive loss	—	(89)
Comprehensive income	$7,996	$14,693
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Cash flows from operating activities:
Net income	$7,996	$14,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	7,828	10,063
Impairment charges on fixed assets	—	218
Amortization of deferred financing fees	238	237
Amortization of debt discount on convertible notes	1,178	1,134
Deferred income taxes	460	612
Deferred rent	(787)	(709)
Equity compensation expense	1,600	1,710
Issuance of shares for services rendered	—	167
Tax benefits on exercises of equity awards	(17)	117
Changes in operating assets and liabilities:
Accounts receivable	1,543	1,828
Inventories	6,142	(554)
Prepaid expenses and other current assets	5,870	(4,245)
Other long-term assets	10	7
Accounts payable	(11,094)	12,442
Accrued expenses and other current liabilities	(1,019)	5,123
Other long-term liabilities	(49)	263
Net cash provided by operating activities	19,899	43,195
Cash flows from investing activities:
Capital expenditures	(10,138)	(11,681)
Trademarks and other intangible assets	(82)	(91)
Net cash used in investing activities	(10,220)	(11,772)
Cash flows from financing activities:
Borrowings under revolving credit facility	42,000	15,000
Repayments of borrowings under revolving credit facility	(53,000)	(17,000)
Bank overdraft	(953)	141
Proceeds from exercises of common stock options	1,511	—
Issuance of shares under employee stock purchase plan	161	164
Tax benefits on exercises of equity awards	—	(117)
Purchases of treasury stock	(7)	(215)
Purchases of shares under Share Repurchase Programs	—	(42,307)
Other financing activities	(137)	(20)
Net cash used in financing activities	(10,425)	(44,354)
Effect of exchange rate changes on cash and cash equivalents	12	(77)
Net decrease in cash and cash equivalents	(734)	(13,008)
Cash and cash equivalents beginning of period	2,833	15,104
Cash and cash equivalents end of period	$2,099	$2,096
Supplemental disclosures of cash flow information:

Interest paid	$274	$65
Income taxes paid	$120	$59
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$10,943	$4,582
Assets acquired under capital leases	$891	$—
Assets acquired under tenant incentives	$2,986	$—
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
Vitamin Shoppe, Inc. (“VSI”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “Industries” together with VSI, the “Company”), is an omni-channel specialty retailer and contract manufacturer of nutritional products. Sales of both national brands and our own brands of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products (“VMS products”) are made through VSI-operated retail stores and the internet to customers located primarily in the United States. The Company manufactures products for the VSI product assortment as well as sales to third parties.
The consolidated financial statements as of April 1, 2017 and March 26, 2016 are unaudited. The consolidated balance sheet as of December 31, 2016 was derived from our audited financial statements. All intercompany transactions and balances have been eliminated in consolidation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 1, 2017 (the “Fiscal 2016 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
The Company's fiscal year ends on the last Saturday in December. As used herein, the term "Fiscal Year" or "Fiscal" refers to a 52-week or 53-week period, ending on the last Saturday in December. Fiscal 2016 was a 53-week fiscal year. The results for the three months ended April 1, 2017 and March 26, 2016 are each based on 13-week periods, respectively.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 for public companies and early adoption of ASU 2014-09 is permitted for public companies for annual reporting periods beginning after December 15, 2016. The Company currently expects this guidance will not have a material impact on the Company's consolidated financial statements. However, the Company is still evaluating ASU 2014-09, including the determination of the transition approach it will utilize as well as additional disclosure requirements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 will require modified retrospective application at the beginning of our first quarter of Fiscal 2019, but permits adoption in an earlier period. The Company currently expects this guidance will not have a material impact on the Company's results of operations. However, the Company is still evaluating ASU 2016-02 in order to determine the impact of this guidance on the Company's balance sheet and anticipates this guidance will result in a significant increase to long-term assets and liabilities given the Company has a significant number of leases.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 addresses simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company has adopted ASU 2016-09 in the first quarter of 2017, which did not have a material impact on the Company's consolidated financial statements.
2. Inventories
The components of inventories are as follows (in thousands):

	April 1, 2017	December 31, 2016
Finished goods	$218,299	$222,046
Work-in-process	6,621	7,566
Raw materials	12,947	12,124
	$237,867	$241,736
3. Goodwill and Intangible Assets
Goodwill is allocated between the Company’s segments (reporting units), retail and manufacturing. The following table discloses the carrying value of all intangible assets (in thousands):

	April 1, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Impairment Charges (1)	Net	Gross Carrying Amount	Accumulated Amortization	Impairment Charges (1)	Net
Intangible assets
Goodwill	$243,269	$—	$32,636	$210,633	$243,269	$—	$32,636	$210,633
Tradenames – Indefinite-lived	68,405	—	—	68,405	68,405	—	—	68,405
Brands	10,000	1,574	—	8,426	10,000	1,435	—	8,565
Customer relationships	7,500	906	6,594	—	7,500	906	6,594	—
Tradenames – Definite-lived	5,046	3,139	—	1,907	4,964	3,073	—	1,891
Software	1,300	737	—	563	1,300	672	—	628
	$335,520	$6,356	$39,230	$289,934	$335,438	$6,086	$39,230	$290,122

(1)	In the fourth quarter of Fiscal 2016, the Company recorded impairment charges on goodwill and on the customer relationships intangible asset of the manufacturing segment.

The useful lives of the Company’s definite-lived intangible assets are between 3 to 18 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at April 1, 2017, is as follows (in thousands):

Remainder of Fiscal 2017	$811
Fiscal 2018	1,075
Fiscal 2019	925
Fiscal 2020	815
Fiscal 2021	815
Thereafter	6,455
$10,896

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	April 1, 2017	December 31, 2016
Accrued salaries and related expenses	$11,396	$13,861
Sales tax payable and related expenses	7,796	7,669
Accrued fixed asset additions	7,666	4,067
Deferred sales	5,296	5,209
Other accrued expenses	27,786	26,693
	$59,940	$57,499

5. Credit Arrangements

Convertible Senior Notes due 2020

On December 9, 2015, VSI issued $143.8 million of its 2.25% Convertible Senior Notes due 2020 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations of VSI. Interest on the Convertible Notes is payable on June 1 and December 1 of each year, commencing on June 1, 2016 until their maturity date of December 1, 2020. The Company may not redeem the Convertible Notes prior to the maturity date.
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
The Convertible Notes consist of the following components (in thousands):

	April 1, 2017	December 31, 2016
Liability component:
Principal	$143,750	$143,750
Conversion feature	(24,800)	(24,800)
Liability portion of debt issuance costs	(3,802)	(3,802)
Amortization	7,094	5,726
Net carrying amount	$122,242	$120,874

Equity component:
Conversion feature	$24,800	$24,800
Equity portion of debt issuance costs	(793)	(793)
Deferred taxes	941	941
Net carrying amount	$24,948	$24,948

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
Revolving Credit Facility
As of April 1, 2017 and December 31, 2016, the Company had zero and $11.0 million of borrowings outstanding on its Revolving Credit Facility (the "Revolving Credit Facility"), respectively.
Subject to the terms of the Revolving Credit Facility, which has a maturity date of October 11, 2018, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable as well as certain inventory of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount borrowed during the three months ended April 1, 2017 and March 26, 2016 was $38.0 million and $15.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at April 1, 2017 was $87.1 million.
Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.25% or 0.50% or the adjusted Eurodollar rate plus 1.25% or 1.50%, in each case with the higher spread applicable in the event that the aggregate amount of the borrowings under the Revolving Credit Facility exceeds 50% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility during the three months ended April 1, 2017 and March 26, 2016 was 2.06% and 1.70%, respectively. The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility was 0.25% as of April 1, 2017 and December 31, 2016.
On May 9, 2017, the Company executed an amendment to its Revolving Credit Facility. Refer to Note 13. Subsequent Event for additional information.
Interest expense, net for the three months ended April 1, 2017 and March 26, 2016 consists of the following (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016
Amortization of debt discount on Convertible Notes	$1,178	$1,134
Interest on Convertible Notes	818	804
Amortization of deferred financing fees	238	237
Interest / fees on the Revolving Credit Facility and other interest	178	87
Interest expense, net	$2,412	$2,262

6. Stock Based Compensation
Equity Incentive Plans – The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan, as amended and restated effective April 6, 2012, (the “2009 Plan”). As of April 1, 2017, there were 1,510,049 shares available to grant under both plans which includes 161,496 shares currently held by the Company as treasury stock.
The following table summarizes restricted shares for the 2009 Plan as of April 1, 2017 and changes during the three month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	372,817	$35.20
Granted	349,790	$19.10
Vested	(734)	$43.91
Canceled/forfeited	(15,979)	$30.50
Unvested at April 1, 2017	705,894	$27.32
The total intrinsic value of restricted shares vested during the three months ended April 1, 2017 was de minimis and during the three months ended March 26, 2016 was $0.5 million.

The following table summarizes stock options for the 2006 and 2009 Plans as of April 1, 2017 and changes during the three month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	502,797	$25.30
Granted	—	$—
Exercised	(100,000)	$15.11
Canceled/forfeited	(12,261)	$30.33
Outstanding at April 1, 2017	390,536	$27.75	6.45	$280
Vested or expected to vest at April 1, 2017	377,839	$27.75	6.45
Vested and exercisable at April 1, 2017	218,745	$27.04	4.36	$280
The total intrinsic value of options exercised during the three months ended April 1, 2017 was $0.7 million. There were no options exercised during the three months ended March 26, 2016. The cash received from options exercised during the three months ended April 1, 2017 was $1.5 million.
Stock options were not granted during the three months ended April 1, 2017. The weighted-average grant date fair value of stock options was $8.30 during the three months ended March 26, 2016. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 26, 2016
Expected dividend yield	0.0%
Weighted average expected volatility	32.6%
Weighted average risk-free interest rate	1.2%
Expected holding period	4.00 years
The following table summarizes performance share units for the 2009 Plan as of April 1, 2017 and changes during the three month period then ended:

	Number of Unvested Performance Share Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	125,015	$30.43
Granted	241,485	$19.10
Vested	—	$—
Canceled/forfeited	(7,699)	$30.26
Unvested at April 1, 2017	358,801	$22.81
Performance share units granted during the three months ended April 1, 2017 shall become vested on December 28, 2019 if the performance criteria are achieved. Performance share units can vest at a range of 25% to 150% based on the achievement of pre-established performance targets.
The following table summarizes restricted share units for the 2009 Plan as of April 1, 2017 and changes during the three month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	15,390	$30.71
Granted	—	$—
Vested	(10,260)	$30.71
Canceled/forfeited	—	$—
Unvested at April 1, 2017	5,130	$30.71
The total intrinsic value of restricted share units vested during the three months ended April 1, 2017 and March 26, 2016, was $0.2 million and $0.1 million, respectively.
Compensation expense attributable to stock based compensation for the three months ended April 1, 2017 was approximately $1.6 million and for the three months ended March 26, 2016 was approximately $1.7 million. As of April 1, 2017, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares, performance share units and restricted share units to be expensed in future periods is $16.0 million, and the related weighted-average period over which it is expected to be recognized is 2.1 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares, performance share units and restricted share units as of April 1, 2017 is approximately $1.3 million.
Treasury Stock – As part of the Company’s equity incentive plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the three months ended April 1, 2017, the Company purchased 311 shares in settlement of employees’ tax obligations for a de minimis amount. The Company accounts for treasury stock using the cost method. These shares are available to grant under the Company’s equity incentive plans.
7. Advertising Costs
The costs of advertising for online marketing arrangements, direct mail, magazines and radio are expensed as incurred, or the first time the advertising takes place. Advertising expense was $5.9 million for both of the three month periods ended April 1, 2017 and March 26, 2016.
8. Net Income Per Share
The Company’s basic net income per share excludes the dilutive effect of stock options, unvested restricted shares, unvested performance share units and unvested restricted share units. It is based upon the weighted average number of common shares outstanding during the period divided into net income.
Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, unvested restricted shares, unvested performance share units, unvested restricted share units and warrants are included as potential dilutive securities for the periods applicable, using the treasury stock method to the extent dilutive.

The components of the calculation of basic net income per common share and diluted net income per common share are as follows (in thousands except share and per share data):

	Three Months Ended
	April 1, 2017	March 26, 2016
Numerator:
Net income	$7,996	$14,782
Denominator:
Basic weighted average common shares outstanding	22,828,244	24,802,335
Effect of dilutive securities:
Stock options	36,299	73,372
Restricted shares	140,564	132,617
Performance share units	12,749	169
Restricted share units	4,211	565
Diluted weighted average common shares outstanding	23,022,067	25,009,058
Basic net income per common share	$0.35	$0.60
Diluted net income per common share	$0.35	$0.59
Securities for the three months ended April 1, 2017 and March 26, 2016 in the amount of 45,567 shares and 10,159 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.
The Company has the intent and ability to settle the principal portion of its Convertible Notes in cash, and as such, has applied the treasury stock method, which has resulted in the underlying convertible shares, and related warrants, being anti-dilutive for the three months ended April 1, 2017 and March 26, 2016 as the Company’s average stock price from the date of issuance of the Convertible Notes through April 1, 2017 was less than the conversion price as well as less than the strike price of the warrant transaction. Refer to Note 5. Credit Arrangements for additional information on the Convertible Notes.
9. Share Repurchase Programs
Beginning on August 5, 2014, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time. As of April 1, 2017, 8,064,325 shares have been repurchased for a total of $269.9 million. There is approximately $30.1 million remaining in this program which has been expanded to include the ability to purchase equity-linked securities (such as the Convertible Notes) and expires on November 22, 2018. On May 5, 2017, the Company's board of directors authorized the repurchase of up to an additional $70.0 million of equity and equity-linked securities.
The repurchase programs do not obligate the Company to acquire any specific number of securities and may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing securities, the availability of alternative investment opportunities, liquidity, restrictions under the Company's credit agreement, applicable law and other factors deemed appropriate.
No shares or other securities of the Company were repurchased during the three months ended April 1, 2017. During the three months ended March 26, 2016, the Company repurchased 1,669,594 shares which were retired upon repurchase. The total purchase price during the three months ended March 26, 2016 was $42.3 million with an average repurchase price per share of $25.34. The average repurchase price per share included 235,053 shares received in February 2016 in settlement of an accelerated share repurchase arrangement, for no additional consideration.
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

11. Segment Data
In conjunction with the Company’s reinvention, we have increased our focus on customer centric initiatives and being an omni-channel based retailer. As recently launched initiatives, including buy online pickup in store and subscription sales, continue to develop, the interrelationship among the ways customers can purchase products from VSI results in sales that are generated and fulfilled across multiple channels. The Company believes the historical structure of separate segments for retail stores and e-commerce is no longer representative of the way the business is managed. As a result, beginning in Fiscal 2017, the Company has updated its segment reporting to better align with its omni-channel strategy. These changes include combining the former retail and direct operating segments into one retail operating segment. In addition, certain costs previously classified as corporate costs, such as retail and direct management costs, are allocated to the retail operating segment. Segment results related to prior periods have been revised to conform with this omni-channel structure. VSI has revised its internal management structure and reporting to align with our omni-channel strategy.
Based upon the revised structure of the Company, there are two reporting segments, retail and manufacturing. The reporting segments have separate financial information available for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company's management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The table below represents key financial information for each of the Company's business segments as well as corporate costs. The retail segment includes the Company's retail stores and websites. The retail segment generates revenue through the sale of VMS products through Vitamin Shoppe and Super Supplements retail stores in the United States and Puerto Rico, and the Company's websites offer customers online access to a full assortment of approximately 17,000 SKUs. The manufacturing segment supplies the retail segment, along with various third parties, with finished products for sale. Corporate costs represent all other expenses not allocated to the retail or manufacturing segments which include, but are not limited to: human resources, legal, finance, information technology, and various other corporate level activity related expenses.
The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. The accounting policies of the segments are consistent with those described in Note 2. Summary of Significant Accounting Policies in the Fiscal 2016 Form 10-K.
The Company has allocated $210.6 million of its recorded goodwill to the retail segment. The Company does not have identifiable assets separated between its retail segment assets and corporate assets. The identifiable assets of the manufacturing segment were $61.4 million and $62.3 million as of April 1, 2017 and December 31, 2016, respectively. Capital expenditures for the manufacturing segment for the three months ended April 1, 2017 and March 26, 2016 were approximately $0.4 million in both periods. At April 1, 2017 and December 31, 2016, long lived assets of the manufacturing segment were $19.8 million and $20.1 million, respectively. Depreciation and amortization expense, included in selling, general and administrative expenses, for the manufacturing segment during the three months ended April 1, 2017 and March 26, 2016 was approximately $0.3 million and $0.4 million, respectively.
The following table contains key financial information of the Company’s reporting segments (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016*
Net sales:
Retail	$305,772	$323,864
Manufacturing	21,665	20,560
Segment net sales	327,437	344,424
Elimination of intersegment revenues	(10,536)	(7,650)
Net sales	$316,901	$336,774
Income (Loss) from operations:
Retail	$34,025	$44,751
Manufacturing	(3,232)	(262)
Corporate costs	(15,184)	(17,227)
Income from operations (1)	$15,609	$27,262
* Prior period has been revised to present the Company's new reportable segments.

(1) Income from operations includes (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016
Nutri-Force turnaround costs (a)	$671	$—
Super Supplements conversion costs (b)	—	1,046
Canada stores closing costs (c)	—	931
Reinvention strategy costs (d)	—	541

(a)	The costs primarily represent outside consultants fees included in the manufacturing segment.

(b)	Costs primarily related to the closure of the Seattle distribution center included in the retail segment and corporate costs.

(c)	Costs primarily include lease termination charges included in the retail segment and corporate costs.

(d)	The costs represent outside consultants fees in connection with the Company's "reinvention strategy" included in corporate costs.

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
The Company's financial instruments also include its Convertible Notes (in thousands):

	April 1, 2017	December 31, 2016
Fair Value	$122,590	$132,677
Carrying Value (1)	122,242	120,874

(1) Represents the net carrying amount of the liability component of the Convertible Notes.
Subsequent to the issuance of the Company’s 2016 consolidated financial statements, management determined that the allocation of fair value between the liability and equity portion of the Convertible Notes needed to be revised, and accordingly, the fair value previously reported as $111,563 thousands has been revised to $132,677 thousands as of December 31, 2016 in the table above.
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

13. Subsequent Event

On May 9, 2017, the Company executed an amendment to its Revolving Credit facility with JPMorgan Chase Bank, N.A. providing extended terms through May 2022, subject to certain conditions, and also provides for a reduction in interest rates. This asset-based facility continues to provide borrowings up to $150 million.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q.
Company Overview
We are an omni-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. As of April 1, 2017, we operated 780 stores in 45 states, the District of Columbia and Puerto Rico and also sold our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. We market approximately 900 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare®, Next Step® and Betancourt Nutrition®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement (“VMS”) retailers and continue to refine our assortment with approximately 7,000 stock keeping units (“SKUs”) offered in our typical store and approximately 10,000 additional SKUs available through e-commerce. Our broad product offering enables us to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drugstores and wholesale clubs. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.
In conjunction with its reinvention, the Company continues to focus on improving our customers' experience through the testing of initiatives including increasing customer engagement and personalization, redesigning the omni-channel experience (including in stores as well as through the internet and mobile devices), growing our private brands and improving the effectiveness of pricing and promotions. As part of this strategy, the Company has developed a new remodeled store format that is being piloted in 7 stores as of April 1, 2017 and includes a new store layout, revised product assortment and other in-store experiences ("transformations"). New store growth has been lowered as the Company evaluates the performance of transformations, and may shift capital resources from new stores to transforming existing stores in the future. In addition, we now plan to accelerate several major components of these initiatives focused on improved customer acquisition, and better store and on-line engagement. We will also be launching a significant upgrade to our relationship and retention capabilities based on new customer relationship management and auto-delivery subscription services. Furthermore, the Company continues to identify and implement opportunities to drive efficiencies and cost reductions in key areas including sourcing of inventory as well as opportunities related to selling, general and administrative expenses. For Fiscal 2017, the Company expects to realize cost of goods sold savings of approximately $15.0 million and selling, general and administrative expenses savings of approximately $11.0 million, netting to approximately $17.0 million after investments for growth.
As our manufacturing operations continued to perform below expectations, in the fourth quarter of Fiscal 2016 the Company recorded impairment charges of $32.6 million on goodwill and $6.6 million on the customer relationships intangible asset of Nutri-Force. During the first quarter of Fiscal 2017, the Company has engaged outside consultants to perform an assessment of the operations of Nutri-Force and to assist in the development of initiatives required to turnaround this business unit. These initiatives will be focused on improving the efficiency of manufacturing processes, eliminating unprofitable SKUs, and reducing costs. The implementation of this plan is expected to occur during the second quarter of Fiscal 2017 and is expected to be substantially completed in Fiscal 2017. As a result, the Company expects to incur costs in the range of $16.0 million to $20.0 million during Fiscal 2017 related to the turnaround of Nutri-Force such as inventory charges, consulting expenses and other selling, general and administrative related charges. Additionally, operational results will be impacted during the turnaround and we estimate Nutri-Force will generate an operating loss of approximately $10.0 million in Fiscal 2017, excluding the turnaround costs.
During the First Quarter of Fiscal 2017:

•	Net sales decreased 5.9% compared to the same period of the prior year

•	Total comparable net sales decreased 6.3%

•	Fully diluted earnings per share of $0.35

•	Amended Revolving Credit Facility with lower interest rates and extended term

Outlook for Fiscal 2017
Management expects the following for Fiscal 2017:

•	Total comparable net sales growth rate of negative low to mid single digit

•	To open approximately 15 new stores

•	To transform 10 to 15 stores into the new format

•	For the second quarter of Fiscal 2017, a fully diluted earnings per share loss of $0.07 to positive earnings per share of $0.03

•	Fully diluted earnings per share for Fiscal 2017 in the range of $1.03 to $1.28

•	Capital expenditures of approximately $45 million
Segment Information
In conjunction with the Company’s reinvention, we have increased our focus on customer centric initiatives and being an omni-channel retailer. As recently launched initiatives, including buy online pickup in store and subscription sales, continue to develop, the interrelationship among the ways customers can purchase products from the Company results in sales that are generated and fulfilled across multiple channels. We believe the historical structure of separate segments for retail stores and e-commerce is no longer representative of the way the business is managed. As a result, beginning in Fiscal 2017, the Company has updated its segment reporting to better align with its omni-channel strategy. These changes include combining the former retail and direct operating segments into one retail operating segment. In addition, certain costs previously classified as corporate costs, such as retail and direct management costs, are allocated to the retail operating segment. Segment results related to prior periods have been restated to conform with this omni-channel structure. The Company has revised its internal management structure and reporting to align with our omni-channel strategy.
Based upon the revised structure of the Company, we operate through two business segments: retail, which includes Vitamin Shoppe and Super Supplements retail store formats and our e-commerce formats, and manufacturing, which consists of the Nutri-Force manufacturing operations.
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
Additionally, our performance is affected by competitive trends such as the entry and expansion of competitors, changes in pricing and promotional strategies or expansion of product assortment by various competitors. Over recent years, there has been a shift of market share from specialty retailers to other channels such as mass market retailers, club chains, drugstore chains and e-commerce companies. This broader competitive channel availability of VMS products represents a challenge for the Company to keep pace with industry growth rates. We also have observed more competition in our assortment pricing and promotional strategy to increase our market share. Recently, such trends are most evident with the products included in the sports nutrition category.
Our historical results have also been significantly influenced by our new store openings. Since the beginning of Fiscal 2014, we have opened 143 stores and as of April 1, 2017 operate 780 stores located in 45 states, the District of Columbia and Puerto Rico. As part of our reinvention strategy, we have reduced the number of planned new store openings in Fiscal 2017 as we assess the performance of our store transformation pilot program.
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
Beginning in Fiscal 2016, the Company implemented enhancements to its loyalty program, including the issuance of credit certificates on a quarterly basis compared with the annual issuances under the previous program. Under the enhanced loyalty program, the related benefits are spread on a quarterly basis throughout the fiscal year. As a result, in the first quarter of Fiscal 2017, the related benefits of the quarterly program resulted in lower loyalty program related sales than the first quarter of Fiscal 2016 which were based on the annual cadence of the previous program.
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
Critical Accounting Policies
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our financial statements in the Fiscal 2016 Form 10-K. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Fiscal 2016 Form 10-K. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of our Board of Directors has reviewed the disclosures relating to them. Management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Fiscal 2016 Form 10-K.
General Definitions for Operating Results
Net Sales consist of sales, net of sales returns, deferred sales, customer incentives and a provision for estimated future returns. Total comparable net sales include retail sales fulfilled in stores and direct to consumer in both reporting periods. Sales generated by retail stores after 410 days of operation are included in comparable net sales. Sales to third parties of manufactured products generated by Nutri-Force are considered non-comparable sales.
Cost of goods sold includes the cost of inventory sold, costs of warehousing, distribution, manufacturing and store occupancy costs. Warehousing, distribution and manufacturing costs, which are capitalized into inventory and then expensed as merchandise is sold, include freight to transfer merchandise, costs associated with our buying department, distribution facilities and manufacturing overhead. Store occupancy costs include rent, common area maintenance, real estate taxes and utilities.
Gross profit is net sales minus cost of goods sold.
Selling, general and administrative expenses consist of operating payroll and related benefits, advertising and promotion expense, depreciation and amortization expenses not capitalized in cost of goods sold, and other selling, general and administrative expenses.
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

Key Performance Indicators and Statistics
We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016
Net sales	$316,901	$336,774
Decrease in total comparable net sales (1)	(6.3)%	(1.9)%
Decrease in comparable store net sales	(5.8)%	(2.6)%
Increase (Decrease) in VS.com comparable net sales (2)	(9.1)%	2.4%
Gross profit as a percent of net sales	31.2%	34.5%
Income from operations	$15,609	$27,262

(1)	Total comparable net sales are comprised of comparable fulfilled in retail store sales and direct to consumer sales.

(2)	VS.com comparable net sales excludes sales from third party marketplaces.
The following table shows the growth in our network of stores during the three months ended April 1, 2017 and March 26, 2016:

	Three Months Ended
	April 1, 2017	March 26, 2016
Store Data:
Stores open at beginning of period	775	758
Stores opened	6	9
Stores closed	(1)	(1)
Stores open at end of period	780	766
Total retail square footage at end of period (in thousands)	2,722	2,685
Average store square footage at end of period	3,489	3,505

Three Months Ended April 1, 2017 Compared to Three Months Ended March 26, 2016
The information presented below is for the three months ended April 1, 2017 and March 26, 2016 and was derived from our consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.

The following tables summarize our results of operations for the three months ended April 1, 2017 and March 26, 2016 (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016	$ Change	% Change
Net sales	$316,901	$336,774	$(19,873)	(5.9)%
Cost of goods sold	218,087	220,527	(2,440)	(1.1)%
Cost of goods sold as % of net sales	68.8%	65.5%
Gross profit	98,814	116,247	(17,433)	(15.0)%
Gross profit as % of net sales	31.2%	34.5%
Selling, general and administrative expenses	83,205	88,985	(5,780)	(6.5)%
SG&A expenses as % of net sales	26.3%	26.4%
Income from operations	15,609	27,262	(11,653)	(42.7)%
Income from operations as % of net sales	4.9%	8.1%
Interest expense, net	2,412	2,262	150	6.6%
Income before provision for income taxes	13,197	25,000	(11,803)	(47.2)%
Provision for income taxes	5,201	10,218	(5,017)	(49.1)%
Net income	$7,996	$14,782	$(6,786)	(45.9)%
Net Sales
Net sales decreased 5.9% as a result of a decrease in our total comparable net sales of $20.2 million, or 6.3% and a decrease in Nutri-Force net sales of $1.8 million to third parties offset by an increase in our total non-comparable net sales of $2.1 million. Sales decreased $13.2 million in the Sports Nutrition category which is primarily the result of an increase in competitive promotional activity in our industry.
Net sales for our two business segments, as well as a discussion of the changes in each segment's net sales from the comparable prior year period, are provided below (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016*	$ Change	% Change
Net Sales:
Retail (a)	$305,772	$323,864	$(18,092)	(5.6)%
Manufacturing (b)	21,665	20,560	1,105	5.4%
Segment net sales	327,437	344,424	(16,987)	(4.9)%
Elimination of intersegment revenues	(10,536)	(7,650)	(2,886)	37.7%
Total net sales	$316,901	$336,774	$(19,873)	(5.9)%
* Prior period has been revised to present the Company's new reportable segments.

(a)
The change in retail sales resulted from a decrease in our total comparable net sales of $20.2 million, or 6.3% offset by an increase in our total non-comparable net sales of $2.1 million. The decrease in total comparable net sales was due to lower sales in the Sports Nutrition category and was negatively impacted by an estimated 2.5% from the change in the loyalty program from an annual to quarterly certificate distribution.

(b)	Manufacturing sales reflect an increase of $2.9 million in product manufactured for the Vitamin Shoppe assortment offset by a decrease of $1.8 million in product manufactured for third parties.

Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution, manufacturing and occupancy costs. As a percentage of net sales, cost of goods sold increased primarily due to an increase of 1.0% related to occupancy which deleveraged as a result of the decline in net sales, an increase of 0.9% resulting from supply chain costs, an increase of 0.8% due to Nutri-Force and an increase of 0.6% related to product margin.
Selling, General and Administrative Expenses

	Three Months Ended
	April 1, 2017	March 26, 2016	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$33,298	$33,845	$(547)	(1.6)%
Store Payroll & benefits as % of net sales	10.5%	10.0%
Advertising and Promotion (b)	5,862	5,892	(30)	(0.5)%
Advertising & promotion as % of net sales	1.8%	1.7%
Other SG&A (c)	44,045	49,248	(5,203)	(10.6)%
Other SG&A as % of net sales	13.9%	14.6%
Total SG&A Expenses	$83,205	$88,985	$(5,780)	(6.5)%

(a)	Store payroll and benefits decreased primarily due to a reduction in labor hours partially offset by an increase in the average wage rates.

(b)	Advertising and promotion expenses were flat.

(c)
The decrease in other selling, general and administrative expenses was primarily due to a decrease in depreciation and amortization expenses of $2.2 million and lower incentive compensation of $0.7 million. The first quarter of Fiscal 2017 includes Nutri-Force turnaround costs of $0.7 million and the first quarter of Fiscal 2016 included Super Supplements conversion costs of $1.3 million, costs related to the closing of the Canada stores of $1.1 million and reinvention strategy costs of $0.5 million.

Income from Operations
Operating income (loss) for our two business segments are provided below (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016*	$ Change	% Change
Income (Loss) from operations:
Retail (a)	$34,025	$44,751	$(10,726)	(24.0)%
% of net sales	11.1%	13.8%
Manufacturing (b)	(3,232)	(262)	(2,970)	nm
% of net sales	(14.9)%	(1.3)%
Corporate costs (c)	(15,184)	(17,227)	2,043	(11.9)%
% of net sales	(4.8)%	(5.1)%
Income from operations	$15,609	$27,262	$(11,653)	(42.7)%

* Prior period has been revised to present the Company's new reportable segments.

(a)	The decrease in retail income from operations as a rate of sales is primarily due to 1.0% related to occupancy, 0.9% from supply chain costs and 0.6% related to product margin.

(b)	The increase in manufacturing loss from operations was primarily due to lower sales to third party customers and operational inefficiencies.

(c)
The decrease in corporate costs was primarily due to a decrease in depreciation and amortization expenses of $0.8 million and lower incentive compensation of $0.7 million. The first quarter of Fiscal 2016 also included reinvention strategy costs of $0.5 million.

Interest Expense, Net
The increase in interest expense, net of $0.2 million is primarily due to higher borrowings on the Revolving Credit Facility during the three months ended April 1, 2017 as compared to the three months ended March 26, 2016.
Provision for Income Taxes
The effective tax rate for the three months ended April 1, 2017 was 39.4%, compared to 40.9% for the three months ended March 26, 2016. The change in the effective tax rate is primarily due to charges incurred in Canada during the three months ended March 26, 2016 related to the closing of retail stores which did not result in tax benefits to the Company’s consolidated results.

Key Indicators of Liquidity and Capital Resources
The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	April 1, 2017	December 31, 2016
Balance Sheet Data:
Cash and cash equivalents	$2,099	$2,833
Working capital (a)	157,424	151,548
Total assets	731,960	734,184
Total debt (b)	124,498	133,371
(a) Working capital is total current assets minus total current liabilities.
(b) Total debt includes the outstanding balance on the Company's Revolving Credit Facility, the net balance of its Convertible Notes and its capital lease obligations.

	Three Months Ended
	April 1, 2017	March 26, 2016
Other Information:
Depreciation and amortization of fixed and intangible assets	$7,828	$10,063
Cash Flows Provided By (Used In):
Operating activities	$19,899	$43,195
Investing activities	(10,220)	(11,772)
Financing activities	(10,425)	(44,354)
Effect of exchange rate changes on cash and cash equivalents	12	(77)
Net decrease in cash and cash equivalents	$(734)	$(13,008)
Liquidity and Capital Resources
Our primary uses of cash have been to fund working capital, operating expenses and capital expenditures related primarily to the build-out of new stores, the transformation of existing stores and information technology investments as well as to repurchase shares of our common stock. Historically, we have financed our requirements predominately through internally generated cash flow, supplemented with short-term financing. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our Revolving Credit Facility, will be sufficient to meet our working capital needs for the next twelve months, our store growth plans, costs and investments related to our reinvention strategy, systems development, store improvements, the opening of our new distribution center and interest payments on the Convertible Notes, as well as the repurchase of shares of our common stock and our Convertible Notes from time to time in negotiated or open market transactions subject to market conditions.
During Fiscal 2017, we plan to spend approximately $45 million in capital expenditures, including costs for building new stores, transforming existing stores, information technology, the opening of our new distribution center and investments resulting from our reinvention strategy. Of the total capital expenditures projected for Fiscal 2017, we have invested $10.1 million during the three months ended April 1, 2017. We expect to open approximately 15 new stores in Fiscal 2017, of which we have opened 6 stores and closed 1 store as of April 1, 2017. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $158,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.
We were in compliance with all covenants relating to our Revolving Credit Facility and Convertible Notes as of April 1, 2017. We expect to be in compliance with these same covenants during the remainder of Fiscal 2017 as well.
Cash Provided by Operating Activities
Net cash provided by operating activities was $19.9 million for the three months ended April 1, 2017 as compared to $43.2 million for the three months ended March 26, 2016. The $23.3 million decrease in cash flows from operating activities is primarily due to the decrease in net income and changes in accounts payable resulting from the timing of inventory receipts and the impact of a later fiscal year end in Fiscal 2016 as a result of the 53rd week.
Cash Used in Investing Activities
Net cash used in investing activities was $10.2 million during the three months ended April 1, 2017 as compared to $11.8 million during the three months ended March 26, 2016. Capital expenditures during the three months ended April 1, 2017 were used primarily for the new distribution center, the transformation of existing stores and information technology investments. Capital expenditures during the three months ended March 26, 2016 were used primarily for the build-out of new stores, the remodeling of existing stores and information technology investments. The Company opened 6 new stores during the three months ended April 1, 2017 as compared to 9 new stores during the three months ended March 26, 2016.
Cash Used in Financing Activities
Net cash used in financing activities was $10.4 million for the three months ended April 1, 2017, as compared to $44.4 million for the three months ended March 26, 2016. The $33.9 million decrease in cash used in financing activities is primarily due to a decrease in purchases of common stock under the Company's share repurchase programs.
Revolving Credit Facility
The terms of our Revolving Credit Facility extend through October 11, 2018, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 5., “Credit Arrangements” in the Notes to Consolidated Financial Statements (unaudited). As of April 1, 2017, the Company had no borrowings outstanding on its Revolving Credit Facility. The largest amount borrowed during the three months ended April 1, 2017 and March 26, 2016 was $38.0 million and $15.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at April 1, 2017 was $87.1 million.
On May 9, 2017, the Company executed an amendment to its Revolving Credit Facility. Refer to Note 13., "Subsequent Event" in the Notes to Consolidated Financial Statements (unaudited) for additional information.
Convertible Notes
On December 9, 2015, the Company issued $143.8 million of its 2.25% Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company. Interest is payable on the Convertible Notes on June 1 and December 1 of each year, commencing on June 1, 2016 until their maturity date of December 1, 2020. For additional information regarding the terms of our Convertible Notes, refer to Note 5., “Credit Arrangements”, in the Notes to Consolidated Financial Statements (unaudited).
On May 5, 2017, the Company's board of directors authorized the repurchase of up to an additional $70.0 million of equity and equity-linked securities (such as the Convertible Notes). Refer to Note 9., "Share Repurchase Programs" in the Notes to Consolidated Financial Statements (unaudited) for additional information.

Contractual Obligations and Commercial Commitments
As of April 1, 2017, there have been no material changes with respect to our contractual obligations since December 31, 2016. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2016 Form 10-K.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. The Company has commitments for its operating leases, primarily related to its stores, distribution centers, as well as its manufacturing and corporate facilities, which are not reflected on our balance sheet. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2016 10-K.
Effects of Inflation
We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the three months ended April 1, 2017, retail price inflation was less than 1%. During Fiscal 2017, we anticipate market driven cost inflation to be in the range of 0% to 2%. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.
Recent Accounting Pronouncements
Except as discussed in Note 1., “Basis of Presentation” in the Notes to the Consolidated Financial Statements (unaudited), the Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on its results of operations, financial condition, or cash flows, based on current information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A of Part II of our Fiscal 2016 Form 10-K. As of April 1, 2017, our exposure to market risk has not changed materially since December 31, 2016.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 1, 2017, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 1, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Fiscal 2016 Form 10-K. There has not been a material change to the risk factors set forth in the Fiscal 2016 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of shares of common stock during the quarter ended April 1, 2017:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2017 through January 28, 2017	—	$—	—	$30,066
January 29, 2017 through February 25, 2017	311	$22.85	—	$30,066
February 26, 2017 through April 1, 2017	—	$—	—	$30,066
Totals	311		—

(1)	Shares withheld to cover required tax payments on behalf of employees as their restricted shares vest.

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

10.1
Agreement, dated as of February 21, 2017, by and among Vitamin Shoppe, Inc. and Carlson Capital (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on February 21, 2017 (File No. 001-34507))

10.2	Amended 2009 Equity Incentive Plan* (Incorporated by reference to Annex A of the Definitive Proxy Statement of Vitamin Shoppe, Inc. filed on April 27, 2017 (File No. 001-34507))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended April 1, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

* Management contract or compensation plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2017.

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

10.1
Agreement, dated as of February 21, 2017, by and among Vitamin Shoppe, Inc. and Carlson Capital (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on February 21, 2017 (File No. 001-34507))

10.2	Amended 2009 Equity Incentive Plan* (Incorporated by reference to Annex A of the Definitive Proxy Statement of Vitamin Shoppe, Inc. filed on April 27, 2017 (File No. 001-34507))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended April 1, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

* Management contract or compensation plan or arrangement.