Form 10-Q
period 2017-07-01
Vitamin Shoppe, Inc.
filed 2017-08-09
CIK 1360530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒
As of July 21, 2017 Vitamin Shoppe, Inc. had 23,789,852 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,003	$2,833
Accounts receivable, net of allowance of $2,356 and $1,061 in 2017 and 2016, respectively	2,958	7,367
Inventories	233,315	241,736
Prepaid expenses and other current assets	36,603	33,717
Total current assets	274,879	285,653
Property and equipment, net of accumulated depreciation and amortization of $327,031 and $305,777 in 2017 and 2016, respectively	151,509	139,132
Goodwill	46,308	210,633
Other intangibles, net	79,104	79,489
Other long-term assets	30,691	19,277
Total assets	$582,491	$734,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$3,000	$11,000
Accounts payable	54,216	65,606
Accrued expenses and other current liabilities	63,992	57,499
Total current liabilities	121,208	134,105
Convertible notes, net	123,622	120,874
Deferred rent	39,902	37,489
Other long-term liabilities	2,240	1,720
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at July 1, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 24,013,113 shares issued and 23,821,837 shares outstanding at July 1, 2017, and 23,585,240 shares issued and 23,424,055 shares outstanding at December 31, 2016	240	236
Additional paid-in capital	85,213	80,727
Treasury stock, at cost; 191,276 shares at July 1, 2017 and 161,185 shares at December 31, 2016	(6,974)	(6,430)
Retained earnings	217,040	365,463
Total stockholders’ equity	295,519	439,996
Total liabilities and stockholders’ equity	$582,491	$734,184
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net sales	$304,837	$332,717	$621,738	$669,491
Cost of goods sold	218,222	224,893	436,309	445,420
Gross profit	86,615	107,824	185,429	224,071
Selling, general and administrative expenses	86,779	87,100	169,984	175,867
Goodwill and store fixed-asset impairment charges	168,090	—	168,090	218
Income (loss) from operations	(168,254)	20,724	(152,645)	47,986
Interest expense, net	2,374	2,352	4,786	4,614
Income (loss) before provision (benefit) for income taxes	(170,628)	18,372	(157,431)	43,372
Provision (benefit) for income taxes	(14,209)	7,939	(9,008)	18,157
Net income (loss)	$(156,419)	$10,433	$(148,423)	$25,215
Weighted average common shares outstanding
Basic	23,231,453	23,763,934	23,029,849	24,283,135
Diluted	23,231,453	23,938,978	23,029,849	24,474,018
Net income (loss) per common share
Basic	$(6.73)	$0.44	$(6.44)	$1.04
Diluted	$(6.73)	$0.44	$(6.44)	$1.03
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net income (loss)	$(156,419)	$10,433	$(148,423)	$25,215
Other comprehensive income:
Foreign currency translation adjustments	—	149	—	60
Other comprehensive income	—	149	—	60
Comprehensive income (loss)	$(156,419)	$10,582	$(148,423)	$25,275
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2017	June 25, 2016
Cash flows from operating activities:
Net income (loss)	$(148,423)	$25,215
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	15,839	19,440
Impairment charge on goodwill	164,325	—
Impairment charges on fixed assets	5,585	218
Amortization of deferred financing fees	458	472
Amortization of debt discount on convertible notes	2,368	2,278
Deferred income taxes	(11,225)	1,899
Deferred rent	(1,465)	(1,546)
Equity compensation expense	2,710	3,534
Issuance of shares for services rendered	—	333
Tax benefits on exercises of equity awards	747	577
Changes in operating assets and liabilities:
Accounts receivable	4,409	2,056
Inventories	12,852	(2,538)
Prepaid expenses and other current assets	(2,886)	(5,441)
Other long-term assets	25	81
Accounts payable	(9,109)	16,879
Accrued expenses and other current liabilities	1,343	(9,077)
Other long-term liabilities	521	561
Net cash provided by operating activities	38,074	54,941
Cash flows from investing activities:
Capital expenditures	(28,378)	(21,005)
Trademarks and other intangible assets	(156)	(171)
Net cash used in investing activities	(28,534)	(21,176)
Cash flows from financing activities:
Borrowings under revolving credit facility	57,000	35,000
Repayments of borrowings under revolving credit facility	(65,000)	(28,000)
Bank overdraft	(3,052)	(1,663)
Proceeds from exercises of common stock options	1,511	7
Issuance of shares under employee stock purchase plan	270	342
Tax benefits on exercises of equity awards	—	(577)
Purchases of treasury stock	(544)	(974)
Purchases of shares under Share Repurchase Programs	—	(51,011)
Other financing activities	(566)	(54)
Net cash used in financing activities	(10,381)	(46,930)
Effect of exchange rate changes on cash and cash equivalents	11	53
Net decrease in cash and cash equivalents	(830)	(13,112)
Cash and cash equivalents beginning of period	2,833	15,104
Cash and cash equivalents end of period	$2,003	$1,992

Supplemental disclosures of cash flow information:
Interest paid	$1,934	$1,738
Income taxes paid	$6,588	$21,661
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$10,017	$5,774
Assets acquired under capital leases	$891	$—
Assets acquired under tenant incentives	$2,986	$—
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
The consolidated financial statements as of July 1, 2017 and June 25, 2016 are unaudited. The consolidated balance sheet as of December 31, 2016 was derived from our audited financial statements. All intercompany transactions and balances have been eliminated in consolidation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 1, 2017 (the “Fiscal 2016 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
The Company's fiscal year ends on the last Saturday in December. As used herein, the term "Fiscal Year" or "Fiscal" refers to a 52-week or 53-week period, ending on the last Saturday in December. Fiscal 2016 was a 53-week fiscal year. The results for the three and six months ended July 1, 2017 and June 25, 2016 are each based on 13-week and 26-week periods, respectively.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 for public companies and early adoption of ASU 2014-09 is permitted for public companies for annual reporting periods beginning after December 15, 2016. Based on its preliminary evaluation of ASU 2014-09 and its assessment of the related disclosure requirements, the Company currently expects this guidance will not have a material impact on the Company's consolidated financial statements and expects to use the modified retrospective method for the transition to ASU 2014-09.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 will require modified retrospective application at the beginning of our first quarter of Fiscal 2019, but permits adoption in an earlier period. The Company currently expects this guidance will not have a material impact on the Company's results of operations. However, the Company is still evaluating ASU 2016-02 in order to determine the impact of this guidance on the Company's balance sheet and anticipates this guidance will result in a significant increase to long-term assets and liabilities given the Company has a significant number of leases. The Company is also in the process of evaluating software providers and identifying changes to its business processes, systems and controls to support the adoption of ASU 2016-02 in Fiscal 2019.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 addresses simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-09 prospectively in the first quarter of Fiscal 2017. All excess tax benefits and deficiencies in the current and future periods will be recognized in income tax expense in the Company's consolidated statements of operations in the reporting period in which they occur. This will result in increased volatility in the Company's effective tax rate. For the three and six month periods ended July 1, 2017, the Company recognized discrete tax expense related to the excess tax deficiencies from stock-based compensation of $0.8 million and $0.7 million, respectively.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (“ASU 2017-04”), Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350). Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and should recognize an impairment charge for the amount by which that carrying amount exceeds the reporting unit's fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 will be effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of ASU 2017-04 is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has elected early adoption of ASU 2017-04 for its interim goodwill impairment testing which occurred during its fiscal second quarter of 2017.
2. Inventories
The components of inventories are as follows (in thousands):

	July 1, 2017	December 31, 2016
Finished goods	$217,970	$222,046
Work-in-process	5,715	7,566
Raw materials	9,630	12,124
	$233,315	$241,736
3. Goodwill and Intangible Assets
Goodwill is allocated between the Company’s segments (reporting units), retail and manufacturing. The following table discloses the carrying value of all intangible assets (in thousands):

	July 1, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges (1)	Net	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges (1)	Net
Intangible assets
Goodwill	$243,269	$—	$196,961	$46,308	$243,269	$—	$32,636	$210,633
Tradenames – Indefinite-lived	68,405	—	—	68,405	68,405	—	—	68,405
Brands	10,000	1,713	—	8,287	10,000	1,435	—	8,565
Customer relationships	7,500	906	6,594	—	7,500	906	6,594	—
Tradenames – Definite-lived	5,120	3,206	—	1,914	4,964	3,073	—	1,891
Software	1,300	802	—	498	1,300	672	—	628
	$335,594	$6,627	$203,555	$125,412	$335,438	$6,086	$39,230	$290,122

(1)
As a result of the changed market conditions and the Company's updated initiatives for this year, the Company has revised the outlook for Fiscal 2017 and has updated its long-range plan to reflect its operations in this increasingly competitive environment. Additionally during the second quarter of Fiscal 2017, the Company experienced a significant reduction to its market capitalization. Based on these factors, the Company concluded that an impairment trigger occurred for the retail reporting unit and therefore interim impairment tests of goodwill and other intangible assets were performed. The results of the interim goodwill impairment test indicated that the carrying value of the retail reporting unit exceeded its fair value, and in accordance with the early adoption of ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment, the Company recorded an impairment charge on the goodwill of its retail segment of $164.3 million during the second quarter of Fiscal 2017, of which $130.9 million is not deductible for income tax purposes. In the fourth quarter of Fiscal 2016, the Company recorded impairment charges on goodwill of $32.6 million and on the customer relationships intangible asset of the manufacturing segment of $6.6 million. No other intangible asset impairments were recorded in Fiscal 2017.
The Company's quantitative impairment tests involve calculating the fair value of each reporting unit using the discounted cash flow analysis method along with the market multiples method which is used for additional validation of the fair value calculated. These valuation methods require certain assumptions and estimates be made by the Company regarding certain industry trends and future profitability. It is the Company's policy to conduct goodwill impairment testing from information based on current business projections, which include projected future revenues and cash flows. The cash flows utilized in the discounted cash flow analysis are based on five-year financial forecasts developed internally by management. Cash flows for each reporting unit are discounted using an internally derived weighted average cost of capital which reflects the costs of borrowing for the funding of each unit as well as the risk associated with the units themselves.
For indefinite-lived tradenames, the Company utilizes the royalty relief method in its quantitative evaluations. Under the royalty relief method, a royalty rate is determined based on comparable licensing arrangements which is applied to the revenue projections for the applicable indefinite-lived tradename and the fair value is calculated using a discounted cash flow analysis.
These measures of fair value for intangibles, and related inputs, are considered Level 3 measures under the fair value hierarchy.
The useful lives of the Company’s definite-lived intangible assets are between 5 to 18 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at July 1, 2017, is as follows (in thousands):

Remainder of Fiscal 2017	$540
Fiscal 2018	1,083
Fiscal 2019	930
Fiscal 2020	823
Fiscal 2021	823
Thereafter	6,500
$10,699

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	July 1, 2017	December 31, 2016
Accrued salaries and related expenses	$15,358	$13,861
Accrued fixed asset additions	8,867	4,067
Sales tax payable and related expenses	6,517	7,669
Deferred sales	6,271	5,209
Other accrued expenses	26,979	26,693
	$63,992	$57,499

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
The Convertible Notes consist of the following components (in thousands):

	July 1, 2017	December 31, 2016
Liability component:
Principal	$143,750	$143,750
Conversion feature	(24,800)	(24,800)
Liability portion of debt issuance costs	(3,802)	(3,802)
Amortization	8,474	5,726
Net carrying amount	$123,622	$120,874

Equity component:
Conversion feature	$24,800	$24,800
Equity portion of debt issuance costs	(793)	(793)
Deferred taxes	941	941
Net carrying amount	$24,948	$24,948

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
Revolving Credit Facility
As of July 1, 2017 and December 31, 2016, the Company had $3.0 million and $11.0 million of borrowings outstanding on its Revolving Credit Facility (the "Revolving Credit Facility"), respectively.
In May 2017, the Company executed an amendment to its Revolving Credit Facility, which provides for an extension of the maturity date to May 9, 2022, provided that the maturity date would be any day on or after September 2, 2020 only if the Company did not on any such day have enough liquidity to retire its Convertible Notes then outstanding, if any. The amendment also provides for a reduction of the interest rate under the Revolving Credit Facility, as noted below.
Subject to the terms of the Revolving Credit Facility, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable as well as certain inventory of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount borrowed during the six months ended July 1, 2017 and June 25, 2016 was $38.0 million and $21.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at July 1, 2017 was $84.0 million.
Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.00%, 0.125% or 0.25% or the adjusted Eurodollar rate plus 1.00%, 1.125% or 1.25%, in each case with the highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 33% of the borrowing base availability under the Revolving Credit Facility, the second highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 66% and greater than or equal to 33% of the borrowing base availability under the Revolving Credit Facility and the lowest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is greater than or equal to 66% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility during the six months ended July 1, 2017 and June 25, 2016 was 2.13% and 1.74%, respectively. The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility is 0.25%.
Interest expense, net for the three and six months ended July 1, 2017 and June 25, 2016 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Amortization of debt discount on Convertible Notes	$1,190	$1,144	$2,368	$2,278
Interest on Convertible Notes	817	833	1,635	1,637
Amortization of deferred financing fees	220	235	458	472
Interest / fees on the Revolving Credit Facility and other interest	147	140	325	227
Interest expense, net	$2,374	$2,352	$4,786	$4,614

6. Stock Based Compensation
Equity Incentive Plans – The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan, as amended and restated effective April 6, 2012 (the “2009 Plan”). As of July 1, 2017, there were 1,623,175 shares available to grant under both plans which includes 191,276 shares currently held by the Company as treasury stock.
The following table summarizes restricted shares for the 2009 Plan as of July 1, 2017 and changes during the six month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	372,817	$35.20
Granted	356,508	$18.98
Vested	(76,002)	$43.36
Canceled/forfeited	(55,306)	$28.72
Unvested at July 1, 2017	598,017	$25.09
The total intrinsic value of restricted shares vested during the six months ended July 1, 2017 and June 25, 2016 was $1.4 million and $2.5 million, respectively.
The following table summarizes stock options for the 2006 and 2009 Plans as of July 1, 2017 and changes during the six month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	502,797	$25.30
Granted	—	$—
Exercised	(100,000)	$15.11
Canceled/forfeited	(50,549)	$28.69
Outstanding at July 1, 2017	352,248	$27.70	5.99	$—
Vested or expected to vest at July 1, 2017	341,720	$27.70	5.99
Vested and exercisable at July 1, 2017	202,142	$26.98	3.88	$—
The total intrinsic value of options exercised during the six months ended July 1, 2017 was $0.7 million and during the six months ended June 25, 2016 was de minimis. The cash received from options exercised during the six months ended July 1, 2017 was $1.5 million and during the six months ended June 25, 2016 was de minimis.
Stock options were not granted during the six months ended July 1, 2017. The weighted-average grant date fair value of stock options during the three and six months ended June 25, 2016 was $7.89 and $8.29, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Six Months Ended
	June 25, 2016	June 25, 2016
Expected dividend yield	0.0%	0.0%
Weighted average expected volatility	31.8%	32.6%
Weighted average risk-free interest rate	1.1%	1.2%
Expected holding period	4.00 years	4.00 years
The following table summarizes performance share units for the 2009 Plan as of July 1, 2017 and changes during the six month period then ended:

	Number of Unvested Performance Share Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	125,015	$30.43
Granted	241,485	$19.10
Vested	—	$—
Canceled/forfeited	(21,288)	$27.17
Unvested at July 1, 2017	345,212	$22.71
Performance share units granted during the six months ended July 1, 2017 shall become vested on December 28, 2019 if the performance criteria are achieved. Performance share units can vest at a range of 25% to 150% based on the achievement of pre-established performance targets.
The following table summarizes restricted share units for the 2009 Plan as of July 1, 2017 and changes during the six month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	15,390	$30.71
Granted	1,140	$18.75
Vested	(16,530)	$29.89
Canceled/forfeited	—	$—
Unvested at July 1, 2017	—	$—
The total intrinsic value of restricted share units vested during the six months ended July 1, 2017 and June 25, 2016 was $0.2 million and $0.3 million, respectively.
Compensation expense attributable to stock based compensation for the three and six months ended July 1, 2017 was approximately $1.1 million and $2.7 million, respectively, and for the three and six months ended June 25, 2016 was approximately $1.8 million and $3.5 million, respectively. As of July 1, 2017, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares, performance share units and restricted share units to be expensed in future periods is $8.7 million, and the related weighted-average period over which it is expected to be recognized is 1.9 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares, performance share units and restricted share units as of July 1, 2017 is approximately $0.8 million.
Treasury Stock – As part of the Company’s equity incentive plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the six months ended July 1, 2017, the Company purchased 30,091 shares in settlement of employees’ tax obligations for a total of

$0.5 million. The Company accounts for treasury stock using the cost method. These shares are available to grant under the Company’s equity incentive plans.
7. Restructuring Costs
During the first quarter of Fiscal 2017, the Company engaged outside consultants to perform an assessment of the operations of Nutri-Force and to assist in the development of initiatives required to improve the performance of this business. The initiatives identified are focused on improving the efficiency of manufacturing processes, eliminating unprofitable SKUs, reducing third party sales, and reducing costs. The implementation of this plan began during the second quarter of Fiscal 2017 and is expected to be substantially completed in Fiscal 2017.
Costs incurred for the restructuring of Nutri-Force during the three and six months ended July 1, 2017 are as follows (in thousands):

	Three Months Ended	Six Months Ended
	July 1, 2017	July 1, 2017
Inventory obsolescence charges	$8,875	$8,875
Equipment impairment charges	1,820	1,820
Accounts receivable allowance charges	1,343	1,343
Outside consulting fees	1,288	1,717
Severance and other expenses	329	571
	$13,655	$14,326

The inventory and equipment impairment charges are included in cost of goods sold and the accounts receivable allowance charges, outside consulting fees and severance and other expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

The Company expects to incur restructuring costs in the range of $16.0 million to $20.0 million during Fiscal 2017 related to the turnaround of Nutri-Force.
The following table summarizes the activity related to the Company's restructuring liabilities (in thousands):

Balance as of December 31, 2016	$—
Outside consulting fees expense	1,717
Severance and other expense	571
Outside consulting fees payments	(1,717)
Severance and other payments	(351)
Balance as of July 1, 2017	$220
8. Advertising Costs
The costs of advertising for online marketing arrangements, direct mail, magazines and radio are expensed as incurred, or the first time the advertising takes place. Advertising expense was $7.0 million and $6.3 million for the three months ended July 1, 2017 and June 25, 2016, respectively, and $12.9 million and $12.4 million for the six months ended July 1, 2017 and June 25, 2016, respectively.
9. Net Income (Loss) Per Share
The Company’s basic net income (loss) per share excludes the dilutive effect of stock options, unvested restricted shares, unvested performance share units and unvested restricted share units. It is based upon the weighted average number of common shares outstanding during the period divided into net income (loss).
Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, unvested restricted shares, unvested performance share units, unvested restricted share units and warrants are included as potential dilutive securities for the periods applicable, using the treasury stock method to the extent dilutive.
The components of the calculation of basic net income (loss) per common share and diluted net income (loss) per common share are as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Numerator:
Net income (loss)	$(156,419)	$10,433	$(148,423)	$25,215
Denominator:
Basic weighted average common shares outstanding	23,231,453	23,763,934	23,029,849	24,283,135
Effect of dilutive securities (a):
Stock options	—	71,341	—	72,356
Restricted shares	—	97,167	—	114,892
Performance share units	—	5,086	—	2,627
Restricted share units	—	1,450	—	1,008
Diluted weighted average common shares outstanding	23,231,453	23,938,978	23,029,849	24,474,018
Basic net income (loss) per common share	$(6.73)	$0.44	$(6.44)	$1.04
Diluted net income (loss) per common share	$(6.73)	$0.44	$(6.44)	$1.03
(a) For the three and six months ended July 1, 2017, due to a loss for the period, zero incremental shares are included because the effect would be anti-dilutive.
Securities for the three months ended July 1, 2017 in the amount of 791,633 shares have been excluded from the above calculation as they were anti-dilutive. No securities have been excluded from the above calculation for the three months ended June 25, 2016. Securities for the six months ended July 1, 2017 and June 25, 2016 in the amount of 418,600 shares and 5,080 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.
The Company has the intent and ability to settle the principal portion of its Convertible Notes in cash, and as such, has applied the treasury stock method, which has resulted in the underlying convertible shares, and related warrants, being anti-dilutive for the three and six months ended July 1, 2017 and June 25, 2016 as the Company’s average stock price from the date of issuance of the Convertible Notes through July 1, 2017 was less than the conversion price as well as less than the strike price of the warrant transaction. Refer to Note 5. Credit Arrangements for additional information on the Convertible Notes.
10. Share Repurchase Programs
Beginning on August 5, 2014, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $370 million of its shares of common stock, or its Convertible Notes, from time to time. As of July 1, 2017, 8,064,325 shares of common stock pursuant to these programs, and no Convertible Notes, have been repurchased for a total of $269.9 million. There is approximately $100.1 million remaining in this program which expires on November 22, 2018.
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
No shares or other securities of the Company were repurchased under these programs during the three and six months ended July 1, 2017. During the three and six months ended June 25, 2016, the Company repurchased 304,943 and 1,739,484 shares, respectively, which were retired upon repurchase. The total purchase price during the three and six months ended June 25, 2016 was $8.7 million and $51.0 million, respectively, with an average repurchase price per share of $28.54 and $29.33, respectively.
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
12. Segment Data
In conjunction with the Company’s reinvention, we have increased our focus on customer centric initiatives and being an omni-channel based retailer. As recently launched initiatives, including buy online pickup in store and subscription sales, continue to develop, the interrelationship among the ways customers can purchase products from VSI results in sales that are generated and fulfilled across multiple channels. The Company believes the historical structure of separate segments for retail stores and e-commerce is no longer representative of the way the business is managed. As a result, beginning in Fiscal 2017, the Company has updated its segment reporting to better align with its omni-channel strategy. These changes include combining the former retail and direct operating segments into one retail operating segment. In addition, certain costs previously classified as corporate costs, such as retail and direct management costs, are now allocated to the retail operating segment. Segment results related to prior periods have been revised to conform with this omni-channel structure. VSI has revised its internal management structure and reporting to align with our omni-channel strategy.
Based upon the revised structure of the Company, there are two reporting segments, retail and manufacturing. The reporting segments have separate financial information available for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company's management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income for each segment. The accounting policies of the segments are consistent with those described in Note 2. Summary of Significant Accounting Policies in the Fiscal 2016 Form 10-K, and the table below represents key financial information for each of the Company's business segments as well as corporate costs.
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
The Company has allocated $46.3 million of its recorded goodwill to the retail segment. The Company does not have identifiable assets separated between its retail segment assets and corporate assets. The identifiable assets of the manufacturing segment were $59.9 million and $62.3 million as of July 1, 2017 and December 31, 2016, respectively. Capital expenditures for the manufacturing segment for the six months ended July 1, 2017 and June 25, 2016 were approximately $0.9 million and $1.1 million, respectively. At July 1, 2017 and December 31, 2016, long lived assets of the manufacturing segment were $17.6 million and $20.1 million, respectively. Depreciation and amortization expense, included in selling, general and administrative expenses, for the manufacturing segment during the three months ended July 1, 2017 and June 25, 2016 was approximately $0.3 million and $0.4 million, respectively. Depreciation and amortization expense, included in selling, general and administrative expenses, for the manufacturing segment during the six months ended July 1, 2017 and June 25, 2016 was approximately $0.6 million and $0.8 million, respectively.

The following table contains key financial information of the Company’s reporting segments (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016*	July 1, 2017	June 25, 2016*
Net sales:
Retail	$296,419	$321,063	$602,191	$644,927
Manufacturing	23,349	20,778	45,014	41,338
Segment net sales	319,768	341,841	647,205	686,265
Elimination of intersegment revenues	(14,931)	(9,124)	(25,467)	(16,774)
Net sales	$304,837	$332,717	$621,738	$669,491
Income (loss) from operations:
Retail	$24,402	$37,356	$58,427	$82,107
Manufacturing	(15,881)	(1,822)	(19,113)	(2,084)
Corporate costs	(176,775)	(14,810)	(191,959)	(32,037)
Income (loss) from operations (1)	$(168,254)	$20,724	$(152,645)	$47,986
* Prior year periods have been revised to present the Company's new reportable segments.
(1) Income from operations includes (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Goodwill impairment (a)	$164,325	$—	$164,325	$—
Nutri-Force turnaround costs (b)	13,655	—	14,326	—
Store impairment charges (c)	3,765	—	3,765	218
Canada stores closing costs (d)	—	1,864	—	2,795
Cost reduction project (e)	—	1,492	—	1,492
Super Supplements conversion costs (f)	—	—	—	1,046
Reinvention strategy costs (g)	—	—	—	541

(a)	Impairment charge on the goodwill of the retail segment.

(b)	The costs represent restructuring costs in the manufacturing segment. See Note 7., Restructuring Costs for additional information.

(c)	Impairment charges on the fixed assets of retail locations still in use in the Company's operations.

(d)	Costs primarily include lease termination charges included in the retail segment and corporate costs.

(e)	Outside consulting costs relating to a project to identify and implement cost reduction opportunities included in corporate costs.

(f)	Costs primarily related to the closure of the Seattle distribution center included in the retail segment and corporate costs.

(g)	The costs represent outside consultants fees in connection with the Company's "reinvention strategy" included in corporate costs.
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
The Company's financial instruments also include its Convertible Notes (in thousands):

	July 1, 2017	December 31, 2016
Fair Value	$113,879	$132,677
Carrying Value (1)	123,622	120,874

(1) Represents the net carrying amount of the liability component of the Convertible Notes.
Subsequent to the issuance of the Company’s 2016 consolidated financial statements, management determined that the allocation of fair value between the liability and equity portion of the Convertible Notes needed to be revised, and accordingly, the fair value previously reported as $111.6 million has been revised to $132.7 million as of December 31, 2016 in the table above.
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
14. Subsequent Event
On August 9, 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center prior to or by the August 31, 2018 lease expiration. Distribution operations will be transitioned to the Company's other distribution centers, and will be substantially completed by the end of fiscal year 2017. Costs related to this closure, such as severance, inventory related costs and other charges, are estimated to be $4 million. As a result of this closure, the Company anticipates annualized savings between $4 million to $5 million upon lease expiration.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q.
Company Overview
We are an omni-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. As of July 1, 2017, we operated 783 stores in 45 states, the District of Columbia and Puerto Rico and also sold our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. We market approximately 900 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare®, Next Step® and Betancourt Nutrition®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement (“VMS”) retailers and continue to refine our assortment with approximately 7,000 stock keeping units (“SKUs”) offered in our typical store and approximately 10,000 additional SKUs available through e-commerce. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.
We continue to focus on our strategy to improve customers experience through the scaling of initiatives including increasing customer engagement and personalization, redesigning the omni-channel experience (including in stores as well as through the internet and mobile devices), growing our private brands and improving the effectiveness of pricing and promotions. As part of this strategy, we have developed several initiatives, including a new remodeled store format that is being piloted in 14 stores as of July 1, 2017, which includes a new layout, revised product assortment and other instore experiences (hereafter referred to as "transformations").
In recent quarters, competitive trends have intensified, such as broader channel availability of VMS products, more aggressive competitor pricing and promotional strategies, and significantly increased expenditures in marketing. Our operations have been negatively impacted, resulting in lower customer traffic and a reduction in net sales during the first six months of Fiscal 2017. Over the past six months we have tested several initiatives including new pricing and promotional strategies and a customer auto-delivery subscription program, which we are currently launching in the marketplace. We also plan to increase marketing expense for the balance of the year. We anticipate these initiatives will mitigate some of the negative performance we have experienced in areas such as customer traffic, and as a result of these changes and the competitive environment, we are revising our expectations on our results of operations for the balance of fiscal year 2017 and beyond.
While these various customer-focused initiatives are implemented, we continue to identify and implement opportunities to improve efficiencies and reduce costs in key areas including sourcing of inventory and cost savings opportunities related to selling, general and administrative expenses. For Fiscal 2017, the Company expects to realize incremental year over year cost of goods sold savings of approximately $12.0 million and selling, general and administrative expenses savings of approximately $4.0 million, for a total savings of $16.0 million.
Impairment of long-lived assets:
As a result of the changed market conditions and our updated initiatives for this year, we have revised the outlook for Fiscal 2017 and have updated a long-range plan to reflect our operations in this increasingly competitive environment. Additionally during the second quarter of Fiscal 2017, the Company experienced a significant reduction to its market capitalization. Based on these factors, we concluded that an impairment trigger occurred for the retail reporting unit and therefore an interim goodwill impairment test was performed. The results of the interim goodwill impairment test indicated that the carrying value of the retail reporting unit exceeded its fair value, and in accordance with the early adoption of ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment, the Company recorded an impairment charge on the goodwill of its retail segment of $164.3 million during the second quarter of Fiscal 2017, of which $130.9 million is not deductible for income tax purposes.
After the recognition of the goodwill impairment charge, the carrying value of the retail reporting unit is equal to its fair value. Should the financial performance of the retail reporting unit not meet or exceed current forecasts, or if the long-range plan is lowered, estimates of future cash flows may be insufficient to support the remaining carrying value of goodwill of $46.3 million assigned to the retail reporting unit as of July 1, 2017.
In addition, the Company recognized impairment charges of $3.8 million during the second quarter of Fiscal 2017 on fixed assets related to 24 of its underperforming retail locations still in use in the Company's operations.
Manufacturing turnaround:
In the fourth quarter of Fiscal 2016 the Company recorded impairment charges of $32.6 million on goodwill and $6.6 million on the customer relationships intangible asset of Nutri-Force, as our manufacturing operations continued to perform below expectations. During the first quarter of Fiscal 2017, the Company engaged outside consultants to perform an assessment of the operations of Nutri-Force and to assist in the development of initiatives required to turnaround this business unit. These initiatives are focused on improving the efficiency of manufacturing processes, eliminating unprofitable SKUs, reducing third-party customers, and reducing costs. The implementation of this plan began during the second quarter of Fiscal 2017 and is expected to be substantially completed in Fiscal 2017. As a result, the Company expects to incur costs in the range of $16.0 million to $20.0 million during Fiscal 2017 related to the turnaround of Nutri-Force such as inventory charges, consulting expenses and other selling, general and administrative related charges, of which $13.7 million and $14.3 million of turnaround costs have been incurred during the three and six month periods ended July 1, 2017, respectively. Additionally, operational results will be impacted during the turnaround and we estimate Nutri-Force will generate an operating loss of approximately $4.0 million to $5.0 million in the remainder of Fiscal 2017, excluding the turnaround costs.

During the Second Quarter of Fiscal 2017:

•	Total comparable net sales decreased 8.3%

•	Fully diluted loss per share of $6.73, including impairment charges on long-lived assets of $168.1 million

•	Company launches sales driving initiatives to improve competitiveness

•	Business unit restructuring to further reduce costs, including rationalization of supply chain network and continued restructuring at Nutri-Force

Outlook for Fiscal 2017
Given the level of volatility in the market and the potential increase in variability of the Company’s results due to the number of initiatives being launched in the back half of the year, the Company has reset its 2017 outlook and is modifying its approach to guidance.  The Company is providing guidance around the key levers that drive the business instead of providing specific earnings per share guidance.

•	The Company expects comparable sales decline rate of negative mid-single digits

•	Reported gross margin rate of 30.2% to 30.7%

•	SG&A expense of $342 million to $347 million, including charges associated with the Nutri-Force restructuring

•	Capital expenditures of approximately $45 million, including build out of the distribution center in Arizona, IT investments, approximately 15 new stores and 10-15 brand defining store transformations

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
Manufacturing. Through Nutri-Force, we provide custom manufacturing and private labeling of VMS products and develop and market our own branded products for both the VSI product assortment and sales to third parties.
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

Additionally, our performance is affected by competitive trends such as the entry and expansion of competitors, changes in pricing and promotional strategies or expansion of product assortment by various competitors. Over recent years, there has been a shift of market share from specialty retailers to other channels such as mass market retailers, club chains, drugstore chains and e-commerce companies. This broader competitive channel availability of VMS products represents a challenge for the Company to keep pace with industry growth rates. We also have observed more competition in our assortment, and more competitive pricing and promotional strategies by competitors and increased levels of marketing spending.
Our historical results have also been significantly influenced by our new store openings. Since the beginning of Fiscal 2014, we have opened 146 stores and as of July 1, 2017 operate 783 stores located in 45 states, the District of Columbia and Puerto Rico. New store growth has been lowered as the Company evaluates the performance of transformations of our existing stores, and may shift capital resources from new stores to transforming existing stores in the future.
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
Income (loss) from operations consists of gross profit minus selling, general and administrative expenses.

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
Key Performance Indicators and Statistics
We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net sales	$304,837	$332,717	$621,738	$669,491
Increase (decrease) in total comparable net sales (1)	(8.3)%	1.6%	(7.3)%	(0.2)%
Increase (decrease) in comparable store net sales	(7.6)%	0.8%	(6.7)%	(0.9)%
Increase (decrease) in VS.com comparable net sales (2)	(20.2)%	15.2%	(14.6)%	8.3%
Gross profit as a percent of net sales	28.4%	32.4%	29.8%	33.5%
Income (loss) from operations	$(168,254)	$20,724	$(152,645)	$47,986

(1)	Total comparable net sales are comprised of comparable fulfilled in retail store sales and direct to consumer sales.

(2)	VS.com comparable net sales excludes sales from third party marketplaces.
The following table shows the growth in our network of stores during the three and six months ended July 1, 2017 and June 25, 2016:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Store Data:
Stores open at beginning of period	780	766	775	758
Stores opened	3	9	9	18
Stores closed	—	(4)	(1)	(5)
Stores open at end of period	783	771	783	771
Total retail square footage at end of period (in thousands)	2,731	2,701	2,731	2,701
Average store square footage at end of period	3,488	3,503	3,488	3,503

Three Months Ended July 1, 2017 Compared to Three Months Ended June 25, 2016
The information presented below is for the three months ended July 1, 2017 and June 25, 2016 and was derived from our consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.

The following tables summarize our results of operations for the three months ended July 1, 2017 and June 25, 2016 (in thousands):

	Three Months Ended
	July 1, 2017	June 25, 2016	$ Change	% Change
Net sales	$304,837	$332,717	$(27,880)	(8.4)%
Cost of goods sold	218,222	224,893	(6,671)	(3.0)%
Cost of goods sold as % of net sales	71.6%	67.6%
Gross profit	86,615	107,824	(21,209)	(19.7)%
Gross profit as % of net sales	28.4%	32.4%
Selling, general and administrative expenses	86,779	87,100	(321)	(0.4)%
SG&A expenses as % of net sales	28.5%	26.2%
Goodwill and store fixed-asset impairment charges	168,090	—	168,090	nm
Goodwill and store fixed-asset impairment charges as % of net sales	55.1%	na
Income (loss) from operations	(168,254)	20,724	(188,978)	(911.9)%
Income (loss) from operations as % of net sales	(55.2)%	6.2%
Interest expense, net	2,374	2,352	22	0.9%
Income (loss) before provision (benefit) for income taxes	(170,628)	18,372	(189,000)	(1,028.7)%
Provision (benefit) for income taxes	(14,209)	7,939	(22,148)	(279.0)%
Net income (loss)	$(156,419)	$10,433	$(166,852)	(1,599.3)%
Net Sales
Net sales decreased 8.4% as a result of a decrease in our total comparable net sales of $26.5 million, or 8.3% and a decrease in Nutri-Force net sales of $3.2 million to third parties offset by an increase in our total non-comparable net sales of $1.8 million. Sales decreased $14.7 million in the Sports Nutrition category which is primarily the result of an increase in competitive activity in our industry.
Net sales for our two business segments, as well as a discussion of the changes in each segment's net sales from the comparable prior year period, are provided below (in thousands):

	Three Months Ended
	July 1, 2017	June 25, 2016*	$ Change	% Change
Net Sales:
Retail (a)	$296,419	$321,063	$(24,644)	(7.7)%
Manufacturing (b)	23,349	20,778	2,571	12.4%
Segment net sales	319,768	341,841	(22,073)	(6.5)%
Elimination of intersegment revenues	(14,931)	(9,124)	(5,807)	63.6%
Total net sales	$304,837	$332,717	$(27,880)	(8.4)%
* Prior period has been revised to present the Company's new reportable segments.

(a)
The change in retail sales resulted from a decrease in our total comparable net sales of $26.5 million, or 8.3% offset by an increase in our total non-comparable net sales of $1.8 million. The decrease in total comparable net sales was primarily due to lower sales in the Sports Nutrition category.

(b)	Manufacturing sales reflect an increase of $5.8 million in product manufactured for the Vitamin Shoppe assortment offset by a decrease of $3.2 million in product manufactured for third parties.

Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution, manufacturing and occupancy costs. As a percentage of net sales, cost of goods sold increased primarily due to an increase of 3.6% due to Nutri-Force, an increase of 1.1% related to occupancy which deleveraged as a result of the decline in net sales and an increase of 1.0% resulting from supply chain costs, partially offset by a 1.7% improvement in retail product margin. The increase in cost of goods sold due to Nutri-Force includes approximately $10.7 million, or 3.5% as a percentage of net sales, of turnaround costs for the impairment of inventory and manufacturing equipment.
Selling, General and Administrative Expenses

	Three Months Ended
	July 1, 2017	June 25, 2016	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$34,511	$34,020	$491	1.4%
Store Payroll & benefits as % of net sales	11.3%	10.2%
Advertising and Promotion (b)	7,050	6,322	728	11.5%
Advertising & promotion as % of net sales	2.3%	1.9%
Other SG&A (c)	45,218	46,758	(1,540)	(3.3)%
Other SG&A as % of net sales	14.8%	14.1%
Total SG&A Expenses	$86,779	$87,100	$(321)	(0.4)%

(a)	Store payroll and benefits increased primarily due to an increase in average wage rate.

(b)	Advertising and promotion expenses increased primarily due to higher retail expenditures offset by lower expenditures related to Nutri-Force.

(c)
The second quarter of Fiscal 2017 includes Nutri-Force turnaround costs of $3.0 million and the second quarter of Fiscal 2016 included costs related to the closing of the Canada stores of $1.9 million and outside consulting costs relating to a project to identify and implement cost reduction opportunities of $1.5 million.

Goodwill and Store Fixed-Asset Impairment Charges
The second quarter of Fiscal 2017 includes a goodwill impairment charge of $164.3 million and store fixed-asset impairment charges of $3.8 million.
Income (Loss) from Operations
Operating income (loss) for our two business segments are provided below (in thousands):

	Three Months Ended
	July 1, 2017	June 25, 2016*	$ Change	% Change
Income (loss) from operations:
Retail (a)	$24,402	$37,356	$(12,954)	(34.7)%
% of net sales	8.2%	11.6%
Manufacturing (b)	(15,881)	(1,822)	(14,059)	nm
% of net sales	(68.0)%	(8.8)%
Corporate costs (c)	(176,775)	(14,810)	(161,965)	1,093.6%
% of net sales	(58.0)%	(4.5)%
Income (loss) from operations	$(168,254)	$20,724	$(188,978)	(911.9)%

* Prior period has been revised to present the Company's new reportable segments.

(a)
The decrease in retail income from operations as a rate of sales is primarily due to 1.2% for store impairment charges, 1.1% related to occupancy, 1.1% from store payroll and benefits, 1.0% from supply chain costs and 0.5% related to advertising and promotion expenses partially offset by 1.7% related to product margin.

(b)	The increase in manufacturing loss from operations was primarily due to $13.7 million of turnaround costs and lower sales to third party customers.

(c)
The second quarter of Fiscal 2017 includes a goodwill impairment charge of $164.3 million and the second quarter of Fiscal 2016 included outside consulting costs relating to a project to identify and implement cost reduction opportunities of $1.5 million.

Interest Expense, Net
Interest expense, net was relatively flat during the three months ended July 1, 2017 as compared to the three months ended June 25, 2016.
Provision for Income Taxes
The effective provision (benefit) tax rate for the three months ended July 1, 2017 was (8.3%), compared to 43.2% for the three months ended June 25, 2016. The change in the effective tax rate is primarily due to the non-deductible portion of the goodwill impairment charge and $1.2 million of permanent tax differences.

Six Months Ended July 1, 2017 Compared to Six Months Ended June 25, 2016
The information presented below is for the six months ended July 1, 2017 and June 25, 2016 and was derived from our consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.
The following tables summarize our results of operations for the six months ended July 1, 2017 and June 25, 2016 (in thousands):

	Six Months Ended
	July 1, 2017	June 25, 2016	$ Change	% Change
Net sales	$621,738	$669,491	$(47,753)	(7.1)%
Cost of goods sold	436,309	445,420	(9,111)	(2.0)%
Cost of goods sold as % of net sales	70.2%	66.5%
Gross profit	185,429	224,071	(38,642)	(17.2)%
Gross profit as % of net sales	29.8%	33.5%
Selling, general and administrative expenses	169,984	175,867	(5,883)	(3.3)%
SG&A expenses as % of net sales	27.3%	26.3%
Goodwill and store fixed-asset impairment charges	168,090	218	167,872	nm
Goodwill and store fixed-asset impairment charges as % of net sales	27.0%	—%
Income (loss) from operations	(152,645)	47,986	(200,631)	(418.1)%
Income (loss) from operations as % of net sales	(24.6)%	7.2%
Interest expense, net	4,786	4,614	172	3.7%
Income (loss) before provision (benefit) for income taxes	(157,431)	43,372	(200,803)	(463.0)%
Provision (benefit) for income taxes	(9,008)	18,157	(27,165)	(149.6)%
Net income (loss)	$(148,423)	$25,215	$(173,638)	(688.6)%
Net Sales
Net sales decreased 7.1% as a result of a decrease in our total comparable net sales of $46.7 million, or 7.3% and a decrease in Nutri-Force net sales of $5.0 million to third parties offset by an increase in our total non-comparable net sales of

$4.0 million. Sales decreased $27.8 million in the Sports Nutrition category which is primarily the result of an increase in competitive promotional activity in our industry.
Net sales for our two business segments, as well as a discussion of the changes in each segment's net sales from the comparable prior year period, are provided below (in thousands):

	Six Months Ended
	July 1, 2017	June 25, 2016*	$ Change	% Change
Net Sales:
Retail (a)	$602,191	$644,927	$(42,736)	(6.6)%
Manufacturing (b)	45,014	41,338	3,676	8.9%
Segment net sales	647,205	686,265	(39,060)	(5.7)%
Elimination of intersegment revenues	(25,467)	(16,774)	(8,693)	51.8%
Total net sales	$621,738	$669,491	$(47,753)	(7.1)%
* Prior period has been revised to present the Company's new reportable segments.

(a)
The change in retail sales resulted from a decrease in our total comparable net sales of $46.7 million, or 7.3% offset by an increase in our total non-comparable net sales of $4.0 million. The decrease in total comparable net sales was primarily due to lower sales in the Sports Nutrition category.

(b)	Manufacturing sales reflect an increase of $8.7 million in product manufactured for the Vitamin Shoppe assortment offset by a decrease of $5.0 million in product manufactured for third parties.

Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution, manufacturing and occupancy costs. As a percentage of net sales, cost of goods sold increased primarily due to an increase of 2.2% due to Nutri-Force, an increase of 1.0% related to occupancy which deleveraged as a result of the decline in net sales and an increase of 1.0% resulting from supply chain costs, partially offset by a 0.5% improvement in retail product margin. The increase in cost of goods sold due to Nutri-Force includes approximately $10.7 million, or 1.7% as a percentage of net sales, of turnaround costs for the impairment of inventory and manufacturing equipment.
Selling, General and Administrative Expenses

	Six Months Ended
	July 1, 2017	June 25, 2016	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$67,809	$67,865	$(56)	(0.1)%
Store Payroll & benefits as % of net sales	10.9%	10.1%
Advertising and Promotion (b)	12,912	12,394	518	4.2%
Advertising & promotion as % of net sales	2.1%	1.9%
Other SG&A (c)	89,263	95,608	(6,345)	(6.6)%
Other SG&A as % of net sales	14.4%	14.3%
Total SG&A Expenses	$169,984	$175,867	$(5,883)	(3.3)%

(a)	Store payroll and benefits were flat.

(b)	Advertising and promotion expenses increased primarily due to higher retail expenditures offset by lower expenditures related to Nutri-Force.

(c)
The first half of Fiscal 2017 includes Nutri-Force turnaround costs of $3.6 million and the first half of Fiscal 2016 included costs related to the closing of the Canada stores of $3.0 million, outside consulting costs relating to a project to identify and implement cost reduction opportunities of $1.5 million, Super Supplements conversion costs of $1.3 million and reinvention strategy costs of $0.5 million.

Goodwill and Store Fixed-Asset Impairment Charges
The first half of Fiscal 2017 includes a goodwill impairment charge of $164.3 million and store fixed-asset impairment charges of $3.8 million. The first half of Fiscal 2016 includes a store fixed-asset impairment charge of $0.2 million.
Income (Loss) from Operations
Operating income (loss) for our two business segments are provided below (in thousands):

	Six Months Ended
	July 1, 2017	June 25, 2016*	$ Change	% Change
Income (loss) from operations:
Retail (a)	$58,427	$82,107	$(23,680)	(28.8)%
% of net sales	9.7%	12.7%
Manufacturing (b)	(19,113)	(2,084)	(17,029)	nm
% of net sales	(42.5)%	(5.0)%
Corporate costs (c)	(191,959)	(32,037)	(159,922)	499.2%
% of net sales	(30.9)%	(4.8)%
Income (loss) from operations	$(152,645)	$47,986	$(200,631)	(418.1)%

* Prior period has been revised to present the Company's new reportable segments.

(a)
The decrease in retail income from operations as a rate of sales is primarily due to 1.0% related to occupancy, 0.9% from supply chain costs, 0.7% from store payroll and benefits, 0.6% for store impairment charges and 0.3% related to advertising and promotion expenses partially offset by 0.5% related to product margin.

(b)	The increase in manufacturing loss from operations was primarily due to $14.3 million of turnaround costs and lower sales to third party customers.

(c)
The first half of Fiscal 2017 included a goodwill impairment charge of $164.3 million and the first half of Fiscal 2016 included outside consulting costs relating to a project to identify and implement cost reduction opportunities of $1.5 million and reinvention strategy costs of $0.5 million.

Interest Expense, Net
Interest expense, net was relatively flat during the six months ended July 1, 2017 as compared to the six months ended June 25, 2016.
Provision for Income Taxes
The effective provision (benefit) tax rate for the six months ended July 1, 2017 was (5.7%), compared to 41.9% for the six months ended June 25, 2016. The change in the effective tax rate is primarily due to the non-deductible portion of the goodwill impairment charge and $1.3 million of permanent tax differences.

Key Indicators of Liquidity and Capital Resources
The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	July 1, 2017	December 31, 2016
Balance Sheet Data:
Cash and cash equivalents	$2,003	$2,833
Working capital (a)	153,671	151,548
Total assets	582,491	734,184
Total debt (b)	128,764	133,371
(a) Working capital is total current assets minus total current liabilities.
(b) Total debt includes the outstanding balance on the Company's Revolving Credit Facility, the net balance of its Convertible Notes and its capital lease obligations.

	Six Months Ended
	July 1, 2017	June 25, 2016
Other Information:
Depreciation and amortization of fixed and intangible assets	$15,839	$19,440
Cash Flows Provided By (Used In):
Operating activities	$38,074	$54,941
Investing activities	(28,534)	(21,176)
Financing activities	(10,381)	(46,930)
Effect of exchange rate changes on cash and cash equivalents	11	53
Net decrease in cash and cash equivalents	$(830)	$(13,112)
Liquidity and Capital Resources
Our primary uses of cash have been to fund working capital, operating expenses and capital expenditures related primarily to the build-out of new stores, the transformation of existing stores and information technology investments as well as to repurchase shares of our common stock. Historically, we have financed our requirements predominately through internally generated cash flow, supplemented with short-term financing. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our Revolving Credit Facility, will be sufficient to meet our working capital needs for the next twelve months, our store transformation growth plans, costs and investments related to our reinvention strategy, systems development, store improvements, the opening of our new distribution center and interest payments on the Convertible Notes, as well as the repurchase of shares of our common stock and our Convertible Notes from time to time in negotiated or open market transactions subject to market conditions.
During Fiscal 2017, we plan to spend approximately $45 million in capital expenditures, including costs for building new stores, transforming existing stores, information technology, the opening of our new distribution center and investments resulting from our reinvention strategy. Of the total capital expenditures projected for Fiscal 2017, we have invested $28.4 million during the six months ended July 1, 2017. We expect to open approximately 15 new stores in Fiscal 2017, of which we have opened nine stores and closed one store as of July 1, 2017. Our working capital requirements for merchandise inventory will continue to increase as we continue to open additional stores. Currently, our practice is to establish an inventory level of approximately $160,000 at cost for each of our stores, the cost of which is partially offset by vendor incentive and allowance programs. Additionally, 30 day payment terms have been extended to us by some of our suppliers allowing us to effectively manage our inventory and working capital.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.

We were in compliance with all covenants relating to our Revolving Credit Facility and Convertible Notes as of July 1, 2017. We expect to be in compliance with these same covenants during the remainder of Fiscal 2017 as well.
Cash Provided by Operating Activities
Net cash provided by operating activities was $38.1 million for the six months ended July 1, 2017 as compared to $54.9 million for the six months ended June 25, 2016. The $16.9 million decrease in cash flows from operating activities is primarily due to the decrease in net income partially offset by the change in inventory.
Cash Used in Investing Activities
Net cash used in investing activities was $28.5 million during the six months ended July 1, 2017 as compared to $21.2 million during the six months ended June 25, 2016. Capital expenditures during the six months ended July 1, 2017 were used primarily for the new distribution center, the transformation of existing stores and information technology investments. Capital expenditures during the six months ended June 25, 2016 were used primarily for the build-out of new stores, the remodeling of existing stores and information technology investments. The Company opened nine new stores during the six months ended July 1, 2017 as compared to 18 new stores during the six months ended June 25, 2016.
Cash Used in Financing Activities
Net cash used in financing activities was $10.4 million for the six months ended July 1, 2017, as compared to $46.9 million for the six months ended June 25, 2016. The $36.5 million decrease in cash used in financing activities is primarily due to a decrease in purchases of common stock under the Company's share repurchase programs partially offset by the change in net borrowings under the Revolving Credit Facility.
Revolving Credit Facility
The terms of our Revolving Credit Facility, which were amended on May 9, 2017, extend through May 9, 2022, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 5., “Credit Arrangements” in the Notes to Consolidated Financial Statements (unaudited). As of July 1, 2017, the Company had $3.0 million of borrowings outstanding on its Revolving Credit Facility. The largest amount borrowed during the six months ended July 1, 2017 and June 25, 2016 was $38.0 million and $21.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at July 1, 2017 was $84.0 million.
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
On May 5, 2017, the Company's board of directors authorized the repurchase of up to an additional $70.0 million of equity and equity-linked securities (such as the Convertible Notes). Refer to Note 10., "Share Repurchase Programs" in the Notes to Consolidated Financial Statements (unaudited) for additional information.
Contractual Obligations and Commercial Commitments
As of July 1, 2017, there have been no material changes with respect to our contractual obligations since December 31, 2016. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2016 Form 10-K.
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
Effects of Inflation
We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the six months ended July 1, 2017, retail price inflation was less than 1%. During Fiscal 2017, we anticipate market driven cost inflation to be in the range of 0% to 2%. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A of Part II of our Fiscal 2016 Form 10-K. As of July 1, 2017, our exposure to market risk has not changed materially since December 31, 2016.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 1, 2017, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 1, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of shares of common stock during the quarter ended July 1, 2017:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 2, 2017 through April 29, 2017	26,594	$18.78	—	$30,066
April 30, 2017 through May 27, 2017 (3)	953	$12.65	—	$100,066
May 28, 2017 through July 1, 2017	2,233	$11.23	—	$100,066
Totals	29,780		—

(1)	Shares withheld to cover required tax payments on behalf of employees as their restricted shares vest.

(2)
On August 5, 2014, May 6, 2015 and November 23, 2015, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time over three year periods ending on August 4, 2017, May 5, 2018 and November 22, 2018, respectively.

(3)
On May 5, 2017, the Company's board of directors authorized the repurchase of up to an additional $70.0 million of equity and equity-linked securities. This repurchase authorization expires on November 22, 2018.

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

10.1
Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of May 9, 2017, by and among itself, Vitamin Shoppe Industries Inc., Vitamin Shoppe Mariner, Inc., Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins, LLC, Betancourt Sports Nutrition, LLC, Vitamin Shoppe Procurement, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time parties thereto (Incorporated by reference to Exhibit 99.1 in our Current Report on Form 8-K filed on May 10, 2017 (File No. 001-34507))

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended July 1, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

* Management contract or compensation plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2017.

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

10.1
Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of May 9, 2017, by and among itself, Vitamin Shoppe Industries Inc., Vitamin Shoppe Mariner, Inc., Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins, LLC, Betancourt Sports Nutrition, LLC, Vitamin Shoppe Procurement, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time parties thereto (Incorporated by reference to Exhibit 99.1 in our Current Report on Form 8-K filed on May 10, 2017 (File No. 001-34507))

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended July 1, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

* Management contract or compensation plan or arrangement.