Form 10-Q
period 2017-09-30
Vitamin Shoppe, Inc.
filed 2017-11-08
CIK 1360530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒
As of October 20, 2017 Vitamin Shoppe, Inc. had 23,977,358 shares of common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, those that contain words such as “outlook”, “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “predicts”, “intends”, “plans”, “estimates”, “anticipates”, “target”, “could” or the negative version of these words or other comparable words.
These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, product liability claims and recalls, the availability of insurance, the strength of the economy, changes in the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, trade restrictions, changes in tax policy, regulatory restrictions, political environment, availability of suitable store locations at appropriate terms, ecommerce relationships, disruptions of manufacturing, warehouse or distribution facilities or information systems, and other specific factors discussed herein and in other SEC filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,904	$2,833
Accounts receivable, net of allowance of $1,934 and $1,061 in 2017 and 2016, respectively	2,922	7,367
Inventories	247,213	241,736
Prepaid expenses and other current assets	39,772	33,717
Total current assets	291,811	285,653
Property and equipment, net of accumulated depreciation and amortization of $338,394 and $305,777 in 2017 and 2016, respectively	154,496	139,132
Goodwill	—	210,633
Other intangibles, net	19,579	79,489
Deferred taxes	50,574	16,847
Other long-term assets	2,550	2,430
Total assets	$519,010	$734,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$12,000	$11,000
Accounts payable	63,591	65,606
Accrued expenses and other current liabilities	65,508	57,499
Total current liabilities	141,099	134,105
Convertible notes, net	125,013	120,874
Deferred rent	40,092	37,489
Other long-term liabilities	2,030	1,720
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 24,167,733 shares issued and 23,972,519 shares outstanding at September 30, 2017, and 23,585,240 shares issued and 23,424,055 shares outstanding at December 31, 2016	242	236
Additional paid-in capital	86,639	80,727
Treasury stock, at cost; 195,214 shares at September 30, 2017 and 161,185 shares at December 31, 2016	(6,995)	(6,430)
Retained earnings	130,890	365,463
Total stockholders’ equity	210,776	439,996
Total liabilities and stockholders’ equity	$519,010	$734,184
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net sales	$288,186	$314,887	$909,924	$984,378
Cost of goods sold	202,062	212,762	638,371	658,182
Gross profit	86,124	102,125	271,553	326,196
Selling, general and administrative expenses	88,459	81,655	258,443	257,522
Goodwill, tradename and store fixed-asset impairment charges	106,000	197	274,090	415
Income (loss) from operations	(108,335)	20,273	(260,980)	68,259
Interest expense, net	2,426	2,363	7,212	6,977
Income (loss) before provision (benefit) for income taxes	(110,761)	17,910	(268,192)	61,282
Provision (benefit) for income taxes	(24,611)	6,547	(33,619)	24,704
Net income (loss)	$(86,150)	$11,363	$(234,573)	$36,578
Weighted average common shares outstanding
Basic	23,152,645	23,578,334	23,070,781	24,048,201
Diluted	23,152,645	23,769,726	23,070,781	24,239,254
Net income (loss) per common share
Basic	$(3.72)	$0.48	$(10.17)	$1.52
Diluted	$(3.72)	$0.48	$(10.17)	$1.51
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net income (loss)	$(86,150)	$11,363	$(234,573)	$36,578
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	60
Other comprehensive income	—	—	—	60
Comprehensive income (loss)	$(86,150)	$11,363	$(234,573)	$36,638
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2017	September 24, 2016
Cash flows from operating activities:
Net income (loss)	$(234,573)	$36,578
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	23,548	28,812
Impairment charge on goodwill	210,633	—
Impairment charge on tradename	59,405	—
Impairment charges on fixed assets	5,872	415
Amortization of deferred financing fees	678	708
Amortization of debt discount on convertible notes	3,569	3,434
Deferred income taxes	(33,727)	1,309
Deferred rent	(1,903)	(2,340)
Equity compensation expense	4,137	4,706
Issuance of shares for services rendered	—	333
Tax benefits on exercises of equity awards	895	714
Changes in operating assets and liabilities:
Accounts receivable	4,445	479
Inventories	1,759	4,506
Prepaid expenses and other current assets	(6,056)	(4,407)
Other long-term assets	50	106
Accounts payable	(287)	11,337
Accrued expenses and other current liabilities	3,589	(9,442)
Other long-term liabilities	939	840
Net cash provided by operating activities	42,973	78,088
Cash flows from investing activities:
Capital expenditures	(43,314)	(31,228)
Trademarks and other intangible assets	(313)	(221)
Net cash used in investing activities	(43,627)	(31,449)
Cash flows from financing activities:
Borrowings under revolving credit facility	90,000	51,000
Repayments of borrowings under revolving credit facility	(89,000)	(53,000)
Bank overdraft	(1,841)	(377)
Proceeds from exercises of common stock options	1,511	90
Issuance of shares under employee stock purchase plan	270	536
Tax benefits on exercises of equity awards	—	(714)
Purchases of treasury stock	(565)	(1,175)
Purchases of shares under Share Repurchase Programs	—	(56,011)
Other financing activities	(681)	(125)
Net cash used in financing activities	(306)	(59,776)
Effect of exchange rate changes on cash and cash equivalents	31	56
Net decrease in cash and cash equivalents	(929)	(13,081)
Cash and cash equivalents beginning of period	2,833	15,104

Cash and cash equivalents end of period	$1,904	$2,023
Supplemental disclosures of cash flow information:
Interest paid	$2,110	$1,879
Income taxes paid	$6,550	$30,968
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$8,577	$4,327
Assets acquired under capital leases	$891	$1,589
Assets acquired under tenant incentives	$2,986	$—
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
The consolidated financial statements as of September 30, 2017 and September 24, 2016 are unaudited. The consolidated balance sheet as of December 31, 2016 was derived from our audited financial statements. All intercompany transactions and balances have been eliminated in consolidation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 1, 2017 (the “Fiscal 2016 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
The Company's fiscal year ends on the last Saturday in December. As used herein, the term "Fiscal Year" or "Fiscal" refers to a 52-week or 53-week period, ending on the last Saturday in December. Fiscal 2016 was a 53-week fiscal year. The results for the three and nine months ended September 30, 2017 and September 24, 2016 are each based on 13-week and 39-week periods, respectively.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 for public companies and early adoption of ASU 2014-09 is permitted for public companies for annual reporting periods beginning after December 15, 2016. The Company is still in the process of completing its assessment of each performance obligation, such as the customer loyalty program and customer incentives, contract assets and contract liabilities, and the related disclosure requirements. Based on the preliminary assessment which is anticipated to be complete by fiscal year end, the Company does not expect this guidance will have a material impact to the consolidated financial statements. The Company expects to apply the modified retrospective method for the transition to ASU 2014-09.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 will require modified retrospective application at the beginning of our first quarter of Fiscal 2019, but permits adoption in an earlier period. Although the Company is still evaluating ASU 2016-02, the Company currently expects this guidance will not have a material impact on its results of operations, however, this guidance will result in a significant increase to long-term assets and liabilities on the Company's balance sheet given the Company has a significant number of leases. The Company is also in the process of identifying changes to its business processes, systems and controls to support the adoption of ASU 2016-02 in Fiscal 2019.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 addresses simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-09 prospectively in the first quarter of Fiscal 2017. All excess tax benefits and deficiencies in the current and future periods will be recognized in income tax expense in the Company's consolidated statements of operations in the reporting period in which they occur. This will result in increased volatility in the Company's effective tax rate. For the three and nine month periods ended September 30, 2017, the Company recognized discrete tax expense related to the excess tax deficiencies from stock-based compensation of $0.2 million and $0.9 million, respectively.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (“ASU 2017-04”), Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350). Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and should recognize an impairment charge for the amount by which that carrying amount exceeds the reporting unit's fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 will be effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company elected to early adopt this guidance for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.
2. Inventories
The components of inventories are as follows (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$233,359	$222,046
Work-in-process	5,842	7,566
Raw materials	8,012	12,124
	$247,213	$241,736
3. Goodwill and Intangible Assets
The following table discloses the carrying value of all intangible assets (in thousands):

	September 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges (1)	Net	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges (1)	Net
Intangible assets
Goodwill	$243,269	$—	$243,269	$—	$243,269	$—	$32,636	$210,633
Tradenames – Indefinite-lived	68,405	—	59,405	9,000	68,405	—	—	68,405
Brands	10,000	1,852	—	8,148	10,000	1,435	—	8,565
Customer relationships	7,500	906	6,594	—	7,500	906	6,594	—
Tradenames – Definite-lived	5,277	3,279	—	1,998	4,964	3,073	—	1,891
Software	1,300	867	—	433	1,300	672	—	628
	$335,751	$6,904	$309,268	$19,579	$335,438	$6,086	$39,230	$290,122

(1)
During the third quarter of Fiscal 2017, the Company experienced another significant reduction to its market capitalization. As a result, the Company concluded that an impairment trigger occurred for the retail reporting unit and therefore interim impairment tests of goodwill and other intangible assets were performed. The Company also had recently updated its long-range plan. The results of the interim goodwill and other intangible assets impairment tests indicated that the carrying value of the Vitamin Shoppe tradename exceeded its fair value and that the carrying value of the retail reporting unit exceeded its fair value. The Company recorded an impairment charge on the Vitamin Shoppe tradename of $59.4 million during the third quarter of Fiscal 2017. The Company also recorded an impairment charge for the remaining goodwill of its retail segment of $46.3 million during the third quarter of Fiscal 2017, which is not deductible for income tax purposes.
During the second quarter of Fiscal 2017, the Company had experienced a significant reduction to its market capitalization. Additionally, as a result of changed market conditions and the Company's updated initiatives for the second half of Fiscal 2017, the Company revised the outlook for Fiscal 2017 and updated its long-range plan to reflect its operations in this increasingly competitive environment. Based on these factors, the Company concluded that an impairment trigger occurred for the retail reporting unit and therefore interim impairment tests of goodwill and other intangible assets were performed. The results of the interim goodwill impairment test indicated that the carrying value of the retail reporting unit exceeded its fair value, and in accordance with the early adoption of ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment, the Company recorded an impairment charge on the goodwill of its retail segment of $164.3 million during the second quarter of Fiscal 2017, of which $130.9 million is not deductible for income tax purposes.
In the fourth quarter of Fiscal 2016, the Company recorded impairment charges on goodwill of $32.6 million and on the customer relationships intangible asset of the manufacturing segment of $6.6 million.
Total goodwill impairment charges for the nine months ended September 30, 2017 were $210.6 million, of which $177.2 million is not deductible for income tax purposes, as reflected in the effective tax rate benefit for the nine months ended September 30, 2017 of 12.5%. In addition, the tradename impairment charge of $59.4 million and the tax deductible portion of the goodwill impairment charges of $33.4 million resulted in an increase to the Company's net deferred tax assets of $35.8 million for the nine months ended September 30, 2017.
For indefinite-lived tradenames, the Company utilizes the royalty relief method in its quantitative evaluations. Under the royalty relief method, a royalty rate is determined based on comparable licensing arrangements which is applied to the revenue projections for the applicable indefinite-lived tradename and the fair value is calculated using a discounted cash flow analysis. Cash flows are discounted using an internally derived weighted average cost of capital which reflects the costs of borrowing as well as the associated risk.
For goodwill, the Company's quantitative impairment tests involve calculating the fair value of each reporting unit using the discounted cash flow analysis method along with the market multiples method which is used for additional validation of the fair value calculated. These valuation methods require certain assumptions and estimates be made by the Company regarding certain industry trends and future profitability. It is the Company's policy to conduct goodwill impairment testing from information based on current business projections, which include projected future revenues and cash flows. The cash flows utilized in the discounted cash flow analysis are based on five-year financial forecasts developed internally by management. Cash flows for each reporting unit are discounted using an internally derived weighted average cost of capital which reflects the costs of borrowing for the funding of each unit as well as the risk associated with the units themselves.
These measures of fair value for intangibles, and related inputs, are considered Level 3 measures under the fair value hierarchy.

The useful lives of the Company’s definite-lived intangible assets are between 5 to 18 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at September 30, 2017, is as follows (in thousands):

Remainder of Fiscal 2017	$270
Fiscal 2018	1,099
Fiscal 2019	947
Fiscal 2020	839
Fiscal 2021	839
Thereafter	6,585
$10,579

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued salaries and related expenses	$12,552	$13,861
Accrued fixed asset additions	8,198	4,067
Sales tax payable and related expenses	7,292	7,669
Deferred sales	5,353	5,209
Other accrued expenses	32,113	26,693
	$65,508	$57,499

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
Prior to July 1, 2020, the Convertible Notes will be convertible only under certain circumstances. The Convertible Notes are convertible at an initial conversion rate of 25.1625 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $39.74. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” as defined. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.
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
The Convertible Notes consist of the following components (in thousands):

	September 30, 2017	December 31, 2016
Liability component:
Principal	$143,750	$143,750
Conversion feature	(24,800)	(24,800)
Liability portion of debt issuance costs	(3,802)	(3,802)
Amortization	9,865	5,726
Net carrying amount	$125,013	$120,874

Equity component:
Conversion feature	$24,800	$24,800
Equity portion of debt issuance costs	(793)	(793)
Deferred taxes	941	941
Net carrying amount	$24,948	$24,948

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
Revolving Credit Facility
As of September 30, 2017 and December 31, 2016, the Company had $12.0 million and $11.0 million of borrowings outstanding on its Revolving Credit Facility (the "Revolving Credit Facility"), respectively.
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
Subject to the terms of the Revolving Credit Facility, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable as well as certain inventory of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount borrowed during the nine months ended September 30, 2017 and September 24, 2016 was $38.0 million and $27.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at September 30, 2017 was $75.2 million.
Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.00%, 0.125% or 0.25% or the adjusted Eurodollar rate plus 1.00%, 1.125% or 1.25%, in each case with the highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 33% of the borrowing base availability under the Revolving Credit Facility, the second highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 66% and greater than or equal to 33% of the borrowing base availability under the Revolving Credit Facility and the lowest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is greater than or equal to 66% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility during the nine months ended September 30, 2017 and September 24, 2016 was 2.18% and 1.75%, respectively. The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility is 0.25% per annum.
Interest expense, net for the three and nine months ended September 30, 2017 and September 24, 2016 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Amortization of debt discount on Convertible Notes	$1,201	$1,156	$3,569	$3,434
Interest on Convertible Notes	818	818	2,453	2,455
Amortization of deferred financing fees	220	236	678	708
Interest / fees on the Revolving Credit Facility and other interest	187	153	512	380
Interest expense, net	$2,426	$2,363	$7,212	$6,977
6. Stock Based Compensation
Equity Incentive Plans – The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company: the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan, as amended and restated effective April 6, 2012 (the “2009 Plan”). As of September 30, 2017, there were 1,517,878 shares available to grant under both plans which includes 195,214 shares currently held by the Company as treasury stock.
The following table summarizes restricted shares for the 2009 Plan as of September 30, 2017 and changes during the nine month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	372,817	$35.20
Granted	577,183	$14.04
Vested	(86,607)	$42.49
Canceled/forfeited	(124,781)	$27.36
Unvested at September 30, 2017	738,612	$19.13
The total intrinsic value of restricted shares vested during the nine months ended September 30, 2017 and September 24, 2016 was $1.4 million and $2.7 million, respectively.

The following table summarizes stock options for the 2006 Plan and 2009 Plan as of September 30, 2017 and changes during the nine month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	502,797	$25.30
Granted	—	$—
Exercised	(100,000)	$15.11
Canceled/forfeited	(88,605)	$27.93
Outstanding at September 30, 2017	314,192	$27.79	6.02	$—
Vested or expected to vest at September 30, 2017	304,772	$27.79	6.02
Vested and exercisable at September 30, 2017	175,167	$27.17	3.97	$—
The total intrinsic value of options exercised during the nine months ended September 30, 2017 was $0.7 million and during the nine months ended September 24, 2016 was $0.1 million. The cash received from options exercised during the nine months ended September 30, 2017 was $1.5 million and during the nine months ended September 24, 2016 was $0.1 million.
Stock options were not granted during the nine months ended September 30, 2017. The weighted-average grant date fair value of stock options during the three and nine months ended September 24, 2016 was $7.07 and $8.21, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	September 24, 2016	September 24, 2016
Expected dividend yield	0.0%	0.0%
Weighted average expected volatility	31.4%	32.5%
Weighted average risk-free interest rate	1.0%	1.2%
Expected holding period	4.00 years	4.00 years
The following table summarizes performance share units for the 2009 Plan as of September 30, 2017 and changes during the nine month period then ended:

	Number of Unvested Performance Share Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	125,015	$30.43
Granted	241,485	$19.10
Vested	—	$—
Canceled/forfeited	(78,135)	$24.94
Unvested at September 30, 2017	288,365	$22.43
Performance share units granted during the nine months ended September 30, 2017 shall vest on December 28, 2019 if the performance criteria are achieved. Performance share units can vest at a range of 25% to 150% based on the achievement of pre-established performance targets.

The following table summarizes restricted share units for the 2009 Plan as of September 30, 2017 and changes during the nine month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	15,390	$30.71
Granted	54,078	$12.04
Vested	(16,530)	$29.89
Canceled/forfeited	—	$—
Unvested at September 30, 2017	52,938	$11.90
The total intrinsic value of restricted share units vested during the nine months ended September 30, 2017 and September 24, 2016 was $0.1 million and $0.3 million, respectively.
Compensation expense attributable to stock based compensation for the three and nine months ended September 30, 2017 was approximately $1.4 million and $4.1 million, respectively, and for the three and nine months ended September 24, 2016 was approximately $1.2 million and $4.7 million, respectively. As of September 30, 2017, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares, performance share units and restricted share units to be expensed in future periods is $8.4 million, and the related weighted-average period over which it is expected to be recognized is 1.7 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares, performance share units and restricted share units as of September 30, 2017 is approximately $0.8 million.
Treasury Stock – As part of the Company’s equity incentive plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the nine months ended September 30, 2017, the Company purchased 34,029 shares in settlement of employees’ tax obligations for a total of $0.6 million. The Company accounts for treasury stock using the cost method. These shares are available to grant under the Company’s equity incentive plans.
7. Restructuring Costs
Nutri-Force Restructuring
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
Costs incurred for the restructuring of Nutri-Force during the three and nine months ended September 30, 2017 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Inventory obsolescence charges	$(164)	$8,711
Equipment impairment charges	—	1,820
Accounts receivable allowance charges	(118)	1,225
Outside consulting fees	1,430	3,147
Severance and other expenses	528	1,099
	$1,676	$16,002

The inventory and equipment impairment charges are included in cost of goods sold and the accounts receivable allowance charges, outside consulting fees and severance and other expenses are included in selling, general and administrative expenses in the consolidated statements of operations.
The Company expects to incur restructuring costs of approximately $17.0 million during Fiscal 2017 related to the turnaround of Nutri-Force.
The following table summarizes the activity related to the Company's liabilities for the restructuring of Nutri-Force (in thousands):

Balance as of December 31, 2016	$—
Outside consulting fees expense	3,147
Severance and other expense	1,099
Outside consulting fees payments	(3,147)
Severance and other payments	(628)
Balance as of September 30, 2017	$471
Closing of Distribution Center
In August 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center prior to or by the August 31, 2018 lease expiration. Distribution operations will be transitioned to the Company's other distribution centers. Such transition is expected to be substantially completed by the end of fiscal year 2017. Costs related to this closure, such as severance, inventory related costs and other charges, are estimated to be approximately $4.0 million.
Costs incurred related to the closing of the North Bergen, New Jersey distribution center for the three and nine months ended September 30, 2017 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Inventory obsolescence charges	$2,000	$2,000
Acceleration of depreciation	233	233
Severance and other expenses (1)	24	24
	$2,257	$2,257

(1)	As of September 30, 2017, there have been no payments of severance and other expenses related to the closing of the North Bergen, New Jersey distribution center.
The inventory impairment charges are included in cost of goods sold and the severance and other expenses are included in selling, general and administrative expenses in the consolidated statements of operations.
8. Advertising Costs
The costs of advertising for online marketing arrangements, direct mail, magazines and radio are expensed as incurred, or the first time the advertising takes place. Advertising expense was $8.7 million and $5.7 million for the three months ended September 30, 2017 and September 24, 2016, respectively, and $21.6 million and $18.1 million for the nine months ended September 30, 2017 and September 24, 2016, respectively.
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

The components of the calculation of basic net income (loss) per common share and diluted net income (loss) per common share are as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Numerator:
Net income (loss)	$(86,150)	$11,363	$(234,573)	$36,578
Denominator:
Basic weighted average common shares outstanding	23,152,645	23,578,334	23,070,781	24,048,201
Effect of dilutive securities (a):
Stock options	—	67,797	—	70,837
Restricted shares	—	110,761	—	113,515
Performance share units	—	11,602	—	5,619
Restricted share units	—	1,232	—	1,082
Diluted weighted average common shares outstanding	23,152,645	23,769,726	23,070,781	24,239,254
Basic net income (loss) per common share	$(3.72)	$0.48	$(10.17)	$1.52
Diluted net income (loss) per common share	$(3.72)	$0.48	$(10.17)	$1.51
(a) For the three and nine months ended September 30, 2017, due to a loss for the period, no incremental shares are included because the effect would be anti-dilutive.
Securities for the three months ended September 30, 2017 and September 24, 2016 in the amount of 829,080 shares and 35,106 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Securities for the nine months ended September 30, 2017 and September 24, 2016 in the amount of 555,427 shares and 15,088 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.
The Company has the intent and ability to settle the principal portion of its Convertible Notes in cash, and as such, has applied the treasury stock method, which has resulted in the underlying convertible shares, and related warrants, being anti-dilutive for the three and nine months ended September 30, 2017 and September 24, 2016 as the Company’s average stock price from the date of issuance of the Convertible Notes through September 30, 2017 was less than the conversion price as well as less than the strike price of the warrant transaction. Refer to Note 5. Credit Arrangements for additional information on the Convertible Notes.
10. Share Repurchase Programs
Beginning on August 5, 2014, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $370 million of its shares of common stock and / or its Convertible Notes, from time to time. As of September 30, 2017, 8,064,325 shares of common stock pursuant to these programs, and no Convertible Notes, have been repurchased for a total of $269.9 million. There is approximately $100.1 million remaining in this program which expires on November 22, 2018.
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
No shares or other securities of the Company were repurchased under these programs during the three and nine months ended September 30, 2017. During the three and nine months ended September 24, 2016, the Company repurchased 179,648 and 1,919,132 shares, respectively, which were retired upon repurchase. The total purchase price during the three and nine months ended September 24, 2016 was $5.0 million and $56.0 million, respectively, with an average repurchase price per share of $27.83 and $29.19, respectively.

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
In addition, on or about August 22, 2017, a federal securities class action suit was filed in the United States District Court in the District of New Jersey against Vitamin Shoppe and certain officers and directors on behalf of purchasers of Vitamin Shoppe common stock between March 1, 2017 and August 6, 2017, seeking to pursue remedies under the Securities Exchange Act of 1934 alleging that the defendants made false and misleading statements regarding the purported then-ongoing improvements being achieved, the Company’s profitability trends, and its financial results. We believe this lawsuit is without merit, and we are vigorously defending the lawsuit.
12. Segment Data
In conjunction with the Company’s reinvention, we have increased our focus on customer centric initiatives and being an omni-channel based retailer. As recently launched initiatives, including buy online pickup in store and auto-delivery subscription sales, continue to develop, the interrelationship among the ways customers can purchase products from VSI results in sales that are generated and fulfilled across multiple channels. The Company has revised its internal management structure and reporting to align with our omni-channel strategy. The Company believes the historical structure of separate segments for retail stores and e-commerce is no longer representative of the way the business is managed. As a result, in Fiscal 2017, the Company updated its segment reporting to better align with its omni-channel strategy. These changes resulted in a single retail segment that includes fulfilled in store and direct to consumer sales channels. In addition, certain costs previously classified as corporate costs, such as retail and direct management costs, are now allocated to the retail operating segment. Segment results related to prior periods have been revised to conform with this omni-channel structure.
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
The Company does not have identifiable assets separated between its retail segment assets and corporate assets. The identifiable assets of the manufacturing segment were $57.4 million and $62.3 million as of September 30, 2017 and December 31, 2016, respectively. Capital expenditures for the manufacturing segment for the nine months ended September 30, 2017 and September 24, 2016 were approximately $1.1 million and $1.9 million, respectively. At September 30, 2017 and December 31, 2016, long lived assets of the manufacturing segment were $17.1 million and $20.1 million, respectively. Depreciation and amortization expense, included in selling, general and administrative expenses, for the manufacturing segment during the three months ended September 30, 2017 and September 24, 2016 was approximately $0.3 million and $0.5 million, respectively. Depreciation and amortization expense, included in selling, general and administrative expenses, for the manufacturing segment during the nine months ended September 30, 2017 and September 24, 2016 was approximately $0.8 million and $1.4 million, respectively.

The following table contains key financial information of the Company’s reporting segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016*	September 30, 2017	September 24, 2016*
Net sales:
Retail	$282,408	$301,077	$884,599	$946,004
Manufacturing	20,872	24,357	65,886	65,695
Segment net sales	303,280	325,434	950,485	1,011,699
Elimination of intersegment revenues	(15,094)	(10,547)	(40,561)	(27,321)
Net sales	$288,186	$314,887	$909,924	$984,378
Income (loss) from operations:
Retail	$16,104	$34,344	$74,531	$116,451
Manufacturing	(4,530)	(734)	(23,643)	(2,818)
Corporate costs	(119,909)	(13,337)	(311,868)	(45,374)
Income (loss) from operations (1)	$(108,335)	$20,273	$(260,980)	$68,259
* Prior year periods have been revised to present the Company's new reportable segments.
(1) Income (loss) from operations includes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Goodwill impairments (a)	$46,308	$—	$210,633	$—
Tradename impairment (b)	59,405	—	59,405	—
Nutri-Force turnaround costs (c)	1,676	—	16,002	—
Store impairment charges (d)	287	197	4,052	415
Distribution center closing costs (e)	2,257	—	2,257	—
Cost reduction project (f)	—	2,269	—	3,761
Canada stores closing costs (g)	—	(906)	—	1,889
Super Supplements conversion costs (h)	—	—	—	1,046
Reinvention strategy costs (i)	—	—	—	541

(a)	Impairment charges on the goodwill of the retail segment.

(b)	Impairment charge on the Vitamin Shoppe tradename.

(c)	The costs represent restructuring costs in the manufacturing segment. See Note 7., Restructuring Costs for additional information.

(d)	Impairment charges on the fixed assets of retail locations still in use in the Company's operations.

(e)	The costs represent restructuring costs in the retail segment. See Note 7., Restructuring Costs for additional information.

(f)	Outside consulting costs relating to a project to identify and implement cost reduction opportunities included in corporate costs.

(g)
Costs primarily include lease termination charges included in the retail segment and corporate costs. The credit during the three months ended September 24, 2016 relates to a reversal of lease liabilities previously accrued.

(h)	Costs primarily related to the closure of the Seattle distribution center included in the retail segment and corporate costs.

(i)	The costs represent outside consultants fees in connection with the Company's "reinvention strategy" included in corporate costs.
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
The Company's financial instruments also include its Convertible Notes (in thousands):

	September 30, 2017	December 31, 2016
Fair Value	$107,238	$132,677
Carrying Value (1)	125,013	120,874

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
Goodwill, indefinite-lived tradenames and store fixed assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. These measures of fair value, and related inputs, are considered Level 3 measures under the fair value hierarchy.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q.
Company Overview
We are an omni-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. As of September 30, 2017, we operated 784 stores in 45 states, the District of Columbia and Puerto Rico and also sold our products directly to consumers through the internet, primarily at www.vitaminshoppe.com. We market approximately 900 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare®, Next Step® and Betancourt Nutrition®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement (“VMS”) retailers and continue to refine our assortment with approximately 7,000 stock keeping units (“SKUs”) offered in our typical store and approximately 10,000 additional SKUs available through e-commerce. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.
We continue to focus on our strategy to improve customers experience through the scaling of initiatives including increasing customer engagement and personalization, redesigning the omni-channel experience (including in stores as well as through the internet and mobile devices), growing our private brands and improving the effectiveness of pricing and promotions. As part of this strategy, we have developed several initiatives, including a new remodeled store format that is being piloted in 17 stores as of September 30, 2017, which includes a new layout, revised product assortment and other instore experiences (hereafter referred to as "transformations").
In recent quarters, competitive trends have intensified, such as broader channel availability of supplement products, more aggressive competitor pricing and promotional strategies, and significantly increased expenditures in marketing by our competitors. Our operations have been negatively impacted, resulting in lower customer traffic and a reduction in net sales during the first nine months of Fiscal 2017. Over the past nine months we have tested and subsequently launched several initiatives including new pricing and promotional strategies and a customer auto-delivery subscription program. We also increased our marketing expense beginning in the third quarter of Fiscal 2017. We anticipate these initiatives will mitigate some of the negative performance we have experienced in areas such as customer traffic.
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
Impairment of long-lived assets:
During the third quarter of Fiscal 2017, the Company experienced another significant reduction to its market capitalization. As a result, the Company concluded that an impairment trigger occurred for the retail reporting unit and therefore interim impairment tests of goodwill and other intangible assets were performed. The Company also had recently updated its long-range plan. The results of the interim goodwill and other intangible assets impairment tests indicated that the carrying value of the Vitamin Shoppe tradename exceeded its fair value and that the carrying value of the retail reporting unit exceeded its fair value. The Company recorded an impairment charge on the Vitamin Shoppe tradename of $59.4 million during the third quarter of Fiscal 2017. The Company also recorded an impairment charge for the remaining goodwill of its retail segment of $46.3 million during the third quarter of Fiscal 2017, which is not deductible for income tax purposes.
Should the financial performance of the retail reporting unit not meet or exceed current forecasts, or if the long-range plan is lowered, or if the rate used to discount cash flows is increased due to the associated risk, estimates of future cash flows may be insufficient to support the Vitamin Shoppe tradename of $9.0 million as of September 30, 2017 and this may result in further impairment charges.
During the second quarter of Fiscal 2017, the Company had experienced a significant reduction to its market capitalization. Additionally, as a result of changed market conditions and the Company's updated initiatives for the second half of Fiscal 2017, the Company revised the outlook for Fiscal 2017 and updated its long-range plan to reflect its operations in this increasingly competitive environment. Based on these factors, the Company concluded that an impairment trigger occurred for the retail reporting unit and therefore interim impairment tests of goodwill and other intangible assets were performed. The results of the interim goodwill impairment test indicated that the carrying value of the retail reporting unit exceeded its fair value, and in accordance with the early adoption of ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment, the Company recorded an impairment charge on the goodwill of its retail segment of $164.3 million during the second quarter of Fiscal 2017, of which $130.9 million is not deductible for income tax purposes.
In addition, the Company recognized impairment charges of $0.3 million for the three months ended September 30, 2017 on fixed assets related to three of its underperforming retail locations still in use in the Company's operations. The Company recognized impairment charges of $4.1 million for the nine months ended September 30, 2017 on fixed assets related to 27 of its underperforming retail locations still in use in the Company's operations.
Manufacturing turnaround:
In the fourth quarter of Fiscal 2016 the Company recorded impairment charges of $32.6 million on goodwill and $6.6 million on the customer relationships intangible asset of Nutri-Force, as our manufacturing operations continued to perform below expectations. During the first quarter of Fiscal 2017, the Company engaged outside consultants to perform an assessment of the operations of Nutri-Force and to assist in the development of initiatives required to turnaround this business unit. These initiatives are focused on improving the efficiency of manufacturing processes, eliminating unprofitable SKUs, reducing third-party customers, and reducing costs. The implementation of this plan began during the second quarter of Fiscal 2017 and is expected to be substantially completed in Fiscal 2017. As a result, the Company expects to incur costs of approximately $17.0 million during Fiscal 2017 related to the turnaround of Nutri-Force including inventory charges, consulting expenses and other selling, general and administrative related charges, of which $1.7 million and $16.0 million of turnaround costs have been incurred during the three and nine month periods ended September 30, 2017, respectively. Additionally, operational results will be impacted during the turnaround and we estimate Nutri-Force will generate close to breakeven operating income in the remainder of Fiscal 2017, excluding the turnaround costs.
Closing of distribution center:
In August 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center prior to or by the August 31, 2018 lease expiration. Distribution operations will be transitioned to the Company's other distribution centers, and will be substantially completed by the end of fiscal year 2017. Costs related to this closure, such as severance, inventory related costs and other charges, are estimated to be $4.0 million, of which $2.3 million of costs have been recorded during the three and nine month periods ended September 30, 2017. As a result of this closure, the Company anticipates annualized savings between $4.0 million to $5.0 million upon lease expiration.
During the Third Quarter of Fiscal 2017:

•	Total comparable net sales decreased 6.6%, down 5.8% excluding hurricane impact

•	Fully diluted loss per share of $3.72 including impairment charges on long-lived assets of $106.0 million

•	Company launched sales driving and customer acquisition initiatives

Outlook for Fiscal 2017
The Company is providing guidance around the key levers that drive the business.

•	The Company expects full year comparable sales decline rate of negative 7%, which includes the impact from hurricanes.

•	Reported full year gross margin rate of 29.5% to 29.8%, including charges associated with the Nutri-Force restructuring and the closure of the North Bergen, New Jersey distribution center.

•	Reported full year SG&A expense of $344 million to $346 million, including charges associated with the Nutri-Force restructuring.

•
Full year capital expenditures of $50 million, including build out of the distribution center in Arizona, IT investments, approximately 15 new stores, 10-15 brand defining store transformations and corporate office expansion in Secaucus, New Jersey to support closure of offices in North Bergen, New Jersey.

Segment Information
In conjunction with the Company’s reinvention, we have increased our focus on customer centric initiatives and being an omni-channel retailer. As recently launched initiatives, including buy online pickup in store and subscription sales, continue to develop, the interrelationship among the ways customers can purchase products from the Company results in sales that are generated and fulfilled across multiple channels. The Company has revised its internal management structure and reporting to align with our omni-channel strategy. We believe the historical structure of separate segments for retail stores and e-commerce is no longer representative of the way the business is managed. As a result, beginning in Fiscal 2017, the Company has updated its segment reporting to better align with its omni-channel strategy. These changes resulted in a single retail segment that includes fulfilled in store and direct to consumer sales channels. In addition, certain costs previously classified as corporate costs, such as retail and direct management costs, are allocated to the retail operating segment. Segment results related to prior periods have been restated to conform with this omni-channel structure.
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
Additionally, our performance is affected by competitive trends such as the entry and expansion of competitors, changes in pricing and promotional strategies or expansion of product assortment by various competitors. Over recent years, there has been a shift of market share from specialty retailers to other channels such as mass market retailers, supermarket chains, club chains, drugstore chains and e-commerce companies. This broader competitive channel availability of VMS products represents a challenge for the Company to keep pace with industry growth rates. We also have observed more competition in our assortment, and more competitive pricing and promotional strategies by competitors and increased levels of marketing spending.
Our historical results have also been significantly influenced by our new store openings. Since the beginning of Fiscal 2014, we have opened 149 stores and as of September 30, 2017 operate 784 stores located in 45 states, the District of Columbia and Puerto Rico. At this point we have significantly slowed new store growth while we complete an evaluation of our store network strategy. In addition, we remain committed to innovation at the store level and we have been rolling out two key elements of new category innovation with our new Kombucha bar on tap and Fit Freezer / Cooler section to over 80 stores by the end of the year.
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
In the fourth quarter of 2016, the Company entered into an agreement to lease a warehousing and distribution facility in Avondale, Arizona, which opened in the third quarter of Fiscal 2017. We incurred approximately $16.0 million of capital expenditures related to the opening of this facility. We previously utilized a third-party logistics provider to service the west coast. We believe operating our own facility will provide improved service levels and network efficiencies.
Critical Accounting Policies
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our financial statements in the Fiscal 2016 Form 10-K. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Fiscal 2016 Form 10-K. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of our Board of Directors has reviewed the disclosures relating to them. Except as noted below, management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Fiscal 2016 Form 10-K.
Indefinite-lived Intangible Asset
The Company's one indefinite-lived intangible asset is the Vitamin Shoppe tradename. On an annual basis, or whenever impairment indicators exist, we perform an evaluation of our indefinite-lived intangible asset. In the absence of any impairment indicators, our indefinite-lived intangible asset is tested in the fourth quarter of each fiscal year. The evaluation of our indefinite-lived intangible asset may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. A quantitative evaluation is performed if the qualitative evaluation results in a more likely than not determination or if a qualitative evaluation is not performed. For the indefinite-lived tradename, we utilize the royalty relief method in our quantitative evaluations.
Based on the existence of an impairment indicator during the third quarter of Fiscal 2017, namely the sustained decrease in our market capitalization, the Company performed an interim quantitative assessment of the fair value of the Vitamin Shoppe tradename based on the royalty relief method. The significant inputs to this valuation model were the Company’s revenue projections, the royalty rate and the discount rate. The revenue projections were based on the Company’s updated long-range plan and excluded the net sales attributable to the manufacturing reporting segment. The royalty rate was derived using a Company specific profit split analysis, as compared to royalty data from the market, given the recent circumstances regarding the Company's performance. The discount rate was based on a weighted average cost of capital calculation, which was adjusted for the associated risk.
Based on this analysis, the fair value of the Vitamin Shoppe tradename was $9.0 million as compared to the carrying value of $68.4 million. As a result, the Company recorded an impairment charge on the Vitamin Shoppe tradename of $59.4 million in the third quarter of Fiscal 2017.

Our annual and interim impairment reviews require extensive use of accounting judgment and financial estimates. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause us to conclude that impairment indicators exist, and therefore that our indefinite-lived intangible asset may be further impaired. The valuation of our indefinite-lived intangible asset is affected by, among other things, our business plan for the future and estimated results of future operations. Changes in the business plan, operating results, or application of alternative assumptions that are different than the estimates used to develop the valuation of the asset may materially impact the valuation.

Long-Lived Assets
The Company reviews the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The frequency of these tests may change in future periods if performance warrants. Our impairment analyses determine whether projected cash flow from operations are sufficient to recover the carrying value of these assets. Impairment may result when the carrying value of the asset exceeds the estimated undiscounted future cash flows over its remaining useful life. For store impairment, our estimate of undiscounted future cash flows over the store lease term is based upon our experience, the historical operations of the stores and estimates of future store profitability and economic conditions. The estimates of future store profitability and economic conditions require estimating such factors including sales growth, gross margin, employment costs and inflation, and as a result are subject to variability. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the asset's carrying value and its fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital.
Significant assumptions used in these projections include an assessment of future store profitability, future overall economic conditions, our ability to control future costs and successfully implement initiatives designed to enhance sales and gross margins. To the extent that management's estimates of future performance are not realized, future assessments could result in material impairment charges.
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
Key Performance Indicators and Statistics
We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net sales	$288,186	$314,887	$909,924	$984,378
Decrease in total comparable net sales (1) (2)	(6.6)%	(1.9)%	(7.1)%	(0.5)%
Decrease in comparable store net sales (3)	(7.0)%	(2.3)%	(6.8)%	(1.4)%
Increase (decrease) in VS.com comparable net sales (4)	(5.0)%	1.7%	(11.6)%	6.8%
Gross profit as a percent of net sales	29.9%	32.4%	29.8%	33.1%
Income (loss) from operations	$(108,335)	$20,273	$(260,980)	$68,259

(1)	Total comparable net sales are comprised of comparable fulfilled in retail store sales and direct to consumer sales.

(2)
Excluding the impact of recent hurricanes which disrupted store operations in the effected areas, total comparable net sales were (5.8)% and (6.8)% for the three and nine month periods ended September 30, 2017, respectively.

(3)
Excluding the impact of recent hurricanes which disrupted store operations in the effected areas, comparable store net sales were (6.2)% and (6.5)% for the three and nine month periods ended September 30, 2017, respectively.

(4)	VS.com comparable net sales excludes sales from third party marketplaces.
The following table shows the growth in our network of stores during the three and nine months ended September 30, 2017 and September 24, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Store Data:
Stores open at beginning of period	783	771	775	758
Stores opened	3	5	12	23
Stores closed	(2)	(2)	(3)	(7)
Stores open at end of period	784	774	784	774
Total retail square footage at end of period (in thousands)	2,733	2,710	2,733	2,710
Average store square footage at end of period	3,486	3,501	3,486	3,501

Three Months Ended September 30, 2017 Compared to Three Months Ended September 24, 2016
The information presented below is for the three months ended September 30, 2017 and September 24, 2016 and was derived from our consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.
The following tables summarize our results of operations for the three months ended September 30, 2017 and September 24, 2016 (in thousands):

	Three Months Ended
	September 30, 2017	September 24, 2016	$ Change	% Change
Net sales	$288,186	$314,887	$(26,701)	(8.5)%
Cost of goods sold	202,062	212,762	(10,700)	(5.0)%
Cost of goods sold as % of net sales	70.1%	67.6%
Gross profit	86,124	102,125	(16,001)	(15.7)%
Gross profit as % of net sales	29.9%	32.4%
Selling, general and administrative expenses	88,459	81,655	6,804	8.3%
SG&A expenses as % of net sales	30.7%	25.9%
Goodwill, tradename and store fixed-asset impairment charges	106,000	197	105,803	nm
Goodwill, tradename and store fixed-asset impairment charges as % of net sales	36.8%	0.1%
Income (loss) from operations	(108,335)	20,273	(128,608)	(634.4)%
Income (loss) from operations as % of net sales	(37.6)%	6.4%
Interest expense, net	2,426	2,363	63	2.7%
Income (loss) before provision (benefit) for income taxes	(110,761)	17,910	(128,671)	(718.4)%
Provision (benefit) for income taxes	(24,611)	6,547	(31,158)	(475.9)%
Net income (loss)	$(86,150)	$11,363	$(97,513)	(858.2)%
Net Sales
Net sales decreased 8.5% as a result of a decrease in our total comparable net sales of $19.7 million, or 6.6% and a decrease in Nutri-Force net sales of $8.0 million to third parties offset by an increase in our total non-comparable net sales of $1.1 million. Sales decreased $12.4 million in the Sports Nutrition category which is primarily the result of an increase in competitive activity in our industry. Net sales were lower by $2.4 million as a result of Hurricanes Harvey, Irma and Maria.
Net sales for our two business segments, as well as a discussion of the changes in each segment's net sales from the comparable prior year period, are provided below (in thousands):

	Three Months Ended
	September 30, 2017	September 24, 2016*	$ Change	% Change
Net Sales:
Retail (a)	$282,408	$301,077	$(18,669)	(6.2)%
Manufacturing (b)	20,872	24,357	(3,485)	(14.3)%
Segment net sales	303,280	325,434	(22,154)	(6.8)%
Elimination of intersegment revenues	(15,094)	(10,547)	(4,547)	43.1%
Total net sales	$288,186	$314,887	$(26,701)	(8.5)%
* Prior period has been revised to present the Company's new reportable segments.

(a)
The change in retail sales resulted from a decrease in our total comparable net sales of $19.7 million, or 6.6% offset by an increase in our total non-comparable net sales of $1.1 million. The decrease in total comparable net sales was primarily due to lower sales in the Sports Nutrition category.

(b)	Manufacturing sales reflect a decrease of $8.0 million in product manufactured for third parties offset by an increase of $4.5 million in product manufactured for the Vitamin Shoppe assortment.

Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution, manufacturing and occupancy costs. As a percentage of net sales, cost of goods sold increased by 2.5%. This increase was driven by supply chain deleverage of 1.5%, occupancy deleverage of 0.9%, impairment of inventory related to the closing of our North Bergen, New Jersey distribution center of 0.7% and retail product margin decline of 0.4%. This was partially offset by 0.6% from improvements in gross margin at Nutri-Force and an increase in net deferred inventory costs of 0.3% due to a slower inventory sell-through rate.
Selling, General and Administrative Expenses

	Three Months Ended
	September 30, 2017	September 24, 2016	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$34,524	$32,863	$1,661	5.1%
Store Payroll & benefits as % of net sales	12.0%	10.4%
Advertising and Promotion (b)	8,676	5,669	3,007	53.0%
Advertising & promotion as % of net sales	3.0%	1.8%
Other SG&A (c)	45,259	43,123	2,136	5.0%
Other SG&A as % of net sales	15.7%	13.7%
Total SG&A Expenses	$88,459	$81,655	$6,804	8.3%

(a)	Store payroll and benefits increased primarily due to an increase in average wage rate.

(b)	Advertising and promotion expenses increased primarily due to higher retail expenditures focused on improving customer acquisition trends as a result of the competitive environment in our industry.

(c)
The three months ended September 30, 2017 includes Nutri-Force turnaround costs of $1.8 million and costs related to the closing of our North Bergen, New Jersey distribution center of $0.3 million and the three months ended September 24, 2016 included outside consulting costs relating to a project to identify and implement cost reduction opportunities of $2.3 million and a reversal of lease liabilities previously accrued related to the closing of the Canada stores of $0.9 million.

Goodwill, Tradename and Store Fixed-Asset Impairment Charges
The three months ended September 30, 2017 includes a tradename impairment charge of $59.4 million, a goodwill impairment charge of $46.3 million and store fixed-asset impairment charges of $0.3 million. The three months ended September 24, 2016 includes store fixed-asset impairment charges of $0.2 million.
Income (Loss) from Operations
Operating income (loss) for our two business segments are provided below (in thousands):

	Three Months Ended
	September 30, 2017	September 24, 2016*	$ Change	% Change
Income (loss) from operations:
Retail (a)	$16,104	$34,344	$(18,240)	(53.1)%
% of net sales	5.7%	11.4%
Manufacturing (b)	(4,530)	(734)	(3,796)	517.2%
% of net sales	(21.7)%	(3.0)%
Corporate costs (c)	(119,909)	(13,337)	(106,572)	799.1%
% of net sales	(41.6)%	(4.2)%
Income (loss) from operations	$(108,335)	$20,273	$(128,608)	(634.4)%

* Prior period has been revised to present the Company's new reportable segments.

(a)
The decrease in retail income from operations as a rate of sales is primarily due to supply chain deleverage of 1.5%, store payroll and benefits of 1.3%, advertising and promotion expenses of 1.3%, occupancy deleverage of 0.9%, impairment of inventory related to the closing of our North Bergen, New Jersey distribution center of 0.7% and retail product margin decline of 0.4%. This was partially offset by an increase in net deferred inventory costs of 0.9% due to a slower inventory sell-through rate. Retail income from operations was lower by $1.6 million resulting from the impact of Hurricanes Harvey, Irma and Maria.

(b)
The increase in manufacturing loss from operations was primarily due to a $1.8 million impact resulting from a change in the inventory turn assumption, $1.7 million of turnaround costs and lower sales to third party customers.

(c)
The three months ended September 30, 2017 includes a tradename impairment charge of $59.4 million and a goodwill impairment charge of $46.3 million and the three months ended September 24, 2016 included outside consulting costs relating to a project to identify and implement cost reduction opportunities of $2.3 million.

Interest Expense, Net
Interest expense, net was relatively flat during the three months ended September 30, 2017 as compared to the three months ended September 24, 2016.
Provision (Benefit) for Income Taxes
The effective provision (benefit) tax rate for the three months ended September 30, 2017 was (22.2%), compared to 36.6% for the three months ended September 24, 2016. The change in the effective tax rate is primarily due to the non-deductibility of the goodwill impairment charge.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 24, 2016
The information presented below is for the nine months ended September 30, 2017 and September 24, 2016 and was derived from our consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.

The following tables summarize our results of operations for the nine months ended September 30, 2017 and September 24, 2016 (in thousands):

	Nine Months Ended
	September 30, 2017	September 24, 2016	$ Change	% Change
Net sales	$909,924	$984,378	$(74,454)	(7.6)%
Cost of goods sold	638,371	658,182	(19,811)	(3.0)%
Cost of goods sold as % of net sales	70.2%	66.9%
Gross profit	271,553	326,196	(54,643)	(16.8)%
Gross profit as % of net sales	29.8%	33.1%
Selling, general and administrative expenses	258,443	257,522	921	0.4%
SG&A expenses as % of net sales	28.4%	26.2%
Goodwill, tradename and store fixed-asset impairment charges	274,090	415	273,675	nm
Goodwill, tradename and store fixed-asset impairment charges as % of net sales	30.1%	—%
Income (loss) from operations	(260,980)	68,259	(329,239)	(482.3)%
Income (loss) from operations as % of net sales	(28.7)%	6.9%
Interest expense, net	7,212	6,977	235	3.4%
Income (loss) before provision (benefit) for income taxes	(268,192)	61,282	(329,474)	(537.6)%
Provision (benefit) for income taxes	(33,619)	24,704	(58,323)	(236.1)%
Net income (loss)	$(234,573)	$36,578	$(271,151)	(741.3)%
Net Sales
Net sales decreased 7.6% as a result of a decrease in our total comparable net sales of $66.4 million, or 7.1% and a decrease in Nutri-Force net sales of $13.0 million to third parties offset by an increase in our total non-comparable net sales of $5.0 million. Sales decreased $40.2 million in the Sports Nutrition category which is primarily the result of an increase in competitive promotional activity in our industry. Net sales were lower by $2.4 million as a result of Hurricanes Harvey, Irma and Maria.
Net sales for our two business segments, as well as a discussion of the changes in each segment's net sales from the comparable prior year period, are provided below (in thousands):

	Nine Months Ended
	September 30, 2017	September 24, 2016*	$ Change	% Change
Net Sales:
Retail (a)	$884,599	$946,004	$(61,405)	(6.5)%
Manufacturing (b)	65,886	65,695	191	0.3%
Segment net sales	950,485	1,011,699	(61,214)	(6.1)%
Elimination of intersegment revenues	(40,561)	(27,321)	(13,240)	48.5%
Total net sales	$909,924	$984,378	$(74,454)	(7.6)%
* Prior period has been revised to present the Company's new reportable segments.

(a)
The change in retail sales resulted from a decrease in our total comparable net sales of $66.4 million, or 7.1% offset by an increase in our total non-comparable net sales of $5.0 million. The decrease in total comparable net sales was primarily due to lower sales in the Sports Nutrition category.

(b)	Manufacturing sales reflect an increase of $13.2 million in product manufactured for the Vitamin Shoppe assortment offset by a decrease of $13.0 million in product manufactured for third parties.

Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution, manufacturing and occupancy costs. As a percentage of net sales, cost of goods sold increased by 3.3%. This includes approximately $10.5 million, or 1.2% as a percentage of net sales, of Nutri-Force turnaround costs for the impairment of inventory and manufacturing equipment. This also includes supply chain deleverage of 1.2%, occupancy deleverage of 1.1% and impairment of inventory related to the closing of our North Bergen, New Jersey distribution center of 0.2%. This was partially offset by total product margin improvement of 0.4%.
Selling, General and Administrative Expenses

	Nine Months Ended
	September 30, 2017	September 24, 2016	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$102,333	$100,728	$1,605	1.6%
Store Payroll & benefits as % of net sales	11.2%	10.2%
Advertising and Promotion (b)	21,588	18,063	3,525	19.5%
Advertising & promotion as % of net sales	2.4%	1.8%
Other SG&A (c)	134,522	138,731	(4,209)	(3.0)%
Other SG&A as % of net sales	14.8%	14.1%
Total SG&A Expenses	$258,443	$257,522	$921	0.4%

(a)	Store payroll and benefits increased primarily due to an increase in average wage rate.

(b)	Advertising and promotion expenses increased primarily due to higher retail expenditures focused on improving customer acquisition trends as a result of the competitive environment in our industry.

(c)
The nine months ended September 30, 2017 includes Nutri-Force turnaround costs of $5.5 million and costs related to the closing of our North Bergen, New Jersey distribution center of $0.3 million and the nine months ended September 24, 2016 included outside consulting costs relating to a project to identify and implement cost reduction opportunities of $3.8 million, costs related to the closing of the Canada stores of $2.1 million, Super Supplements conversion costs of $1.3 million and reinvention strategy costs of $0.5 million.

Goodwill, Tradename and Store Fixed-Asset Impairment Charges
The nine months ended September 30, 2017 includes goodwill impairment charges of $210.6 million, a tradename impairment charge of $59.4 million and store fixed-asset impairment charges of $4.1 million. The nine months ended September 24, 2016 includes store fixed-asset impairment charges of $0.4 million.
Income (Loss) from Operations
Operating income (loss) for our two business segments are provided below (in thousands):

	Nine Months Ended
	September 30, 2017	September 24, 2016*	$ Change	% Change
Income (loss) from operations:
Retail (a)	$74,531	$116,451	$(41,920)	(36.0)%
% of net sales	8.4%	12.3%
Manufacturing (b)	(23,643)	(2,818)	(20,825)	517.2%
% of net sales	(35.9)%	(4.3)%
Corporate costs (c)	(311,868)	(45,374)	(266,494)	587.3%
% of net sales	(34.3)%	(4.6)%
Income (loss) from operations	$(260,980)	$68,259	$(329,239)	(482.3)%

* Prior period has been revised to present the Company's new reportable segments.

(a)
The decrease in retail income from operations as a rate of sales is primarily due to supply chain deleverage of 1.1%, occupancy deleverage of 1.0%, store payroll and benefits of 0.9%, advertising and promotion expenses of 0.7%, store impairment charges of 0.4% and impairment of inventory related to the closing of our North Bergen, New Jersey distribution center of 0.2%. This was partially offset by product margin improvement of 0.3% and an increase in net deferred inventory costs of 0.3% due to a slower inventory sell-through rate. Retail income from operations was lower by $1.6 million resulting from the impact of Hurricanes Harvey, Irma and Maria.

(b)
The increase in manufacturing loss from operations was primarily due to $16.0 million of turnaround costs, a $1.8 million impact resulting from a change in the inventory turn assumption and lower sales to third party customers.

(c)
The nine months ended September 30, 2017 included goodwill impairment charges of $210.6 million, a tradename impairment charge of $59.4 million and the nine months ended September 24, 2016 included outside consulting costs relating to a project to identify and implement cost reduction opportunities of $3.8 million and reinvention strategy costs of $0.5 million.

Interest Expense, Net
Interest expense, net was relatively flat during the nine months ended September 30, 2017 as compared to the nine months ended September 24, 2016.
Provision (Benefit) for Income Taxes
The effective provision (benefit) tax rate for the nine months ended September 30, 2017 was (12.5%), compared to 40.3% for the nine months ended September 24, 2016. The change in the effective tax rate is primarily due to the non-deductible portion of the goodwill impairment charges and $1.4 million of permanent tax differences.
Key Indicators of Liquidity and Capital Resources
The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	September 30, 2017	December 31, 2016
Balance Sheet Data:
Cash and cash equivalents	$1,904	$2,833
Working capital (a)	150,712	151,548
Total assets	519,010	734,184
Total debt (b)	139,041	133,371
(a) Working capital is total current assets minus total current liabilities.
(b) Total debt includes the outstanding balance on the Company's Revolving Credit Facility, the net balance of its Convertible Notes and its capital lease obligations.

	Nine Months Ended
	September 30, 2017	September 24, 2016
Other Information:
Depreciation and amortization of fixed and intangible assets	$23,548	$28,812
Cash Flows Provided By (Used In):
Operating activities	$42,973	$78,088
Investing activities	(43,627)	(31,449)
Financing activities	(306)	(59,776)
Effect of exchange rate changes on cash and cash equivalents	31	56
Net decrease in cash and cash equivalents	$(929)	$(13,081)

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
During Fiscal 2017, we plan to spend approximately $50 million in capital expenditures, including costs for building new stores, transforming existing stores, information technology, the opening of our new distribution center and investments resulting from our reinvention strategy. Of the total capital expenditures projected for Fiscal 2017, we have invested $43.3 million during the nine months ended September 30, 2017. We expect to open 15 new stores in Fiscal 2017, of which we have opened 12 stores and closed three stores as of September 30, 2017.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.
We were in compliance with all covenants relating to our Revolving Credit Facility and Convertible Notes as of September 30, 2017. We expect to be in compliance with these same covenants during the remainder of Fiscal 2017 and through Fiscal 2018 as well.
Cash Provided by Operating Activities
Net cash provided by operating activities was $43.0 million for the nine months ended September 30, 2017 as compared to $78.1 million for the nine months ended September 24, 2016. The $35.1 million decrease in cash flows from operating activities is primarily due to the decrease in net income before impairment charges.
Cash Used in Investing Activities
Net cash used in investing activities was $43.6 million during the nine months ended September 30, 2017 as compared to $31.4 million during the nine months ended September 24, 2016. Capital expenditures during the nine months ended September 30, 2017 were used primarily for the new distribution center, the transformation of existing stores and information technology investments. Capital expenditures during the nine months ended September 24, 2016 were used primarily for the build-out of new stores, the remodeling of existing stores and information technology investments. The Company opened 12 new stores during the nine months ended September 30, 2017 as compared to 23 new stores during the nine months ended September 24, 2016.
Cash Used in Financing Activities
Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2017, as compared to $59.8 million for the nine months ended September 24, 2016. The $59.5 million decrease in cash used in financing activities is primarily due to a decrease in purchases of common stock under the Company's share repurchase programs and the change in net borrowings under the Revolving Credit Facility.
Revolving Credit Facility
The terms of our Revolving Credit Facility, which were amended on May 9, 2017, extend through May 9, 2022, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 5., “Credit Arrangements” in the Notes to Consolidated Financial Statements (unaudited). As of September 30, 2017, the Company had $12.0 million of borrowings outstanding on its Revolving Credit Facility. The largest amount borrowed during the nine months ended September 30, 2017 and September 24, 2016 was $38.0 million and $27.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at September 30, 2017 was $75.2 million.

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
Contractual Obligations and Commercial Commitments
As of September 30, 2017, there have been no material changes with respect to our contractual obligations since December 31, 2016. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2016 Form 10-K.
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
Effects of Inflation
We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the nine months ended September 30, 2017, retail price deflation was approximately 1%. During Fiscal 2017, we anticipate market driven cost inflation to be in the range of 0% to 2%. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A of Part II of our Fiscal 2016 Form 10-K. As of September 30, 2017, our exposure to market risk has not changed materially since December 31, 2016.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2017, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, on or about August 22, 2017, a federal securities class action suit was filed in the United States District Court in the District of New Jersey against Vitamin Shoppe and certain officers and directors on behalf of purchasers of Vitamin Shoppe common stock between March 1, 2017 and August 6, 2017, seeking to pursue remedies under the Securities Exchange Act of 1934 alleging that the defendants made false and misleading statements regarding the purported then-ongoing improvements being achieved, the company’s profitability trends, and its financial results. We believe this lawsuit is without merit, and we are vigorously defending the lawsuit.
Item 1A. Risk Factors
For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Fiscal 2016 Form 10-K. There has not been a material change to the risk factors set forth in the Fiscal 2016 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of shares of common stock during the quarter ended September 30, 2017:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 2, 2017 through July 29, 2017	—	$—	—	$100,066
July 30, 2017 through August 26, 2017	2,845	$5.62	—	$100,066
August 27, 2017 through September 30, 2017	1,093	$5.17	—	$100,066
Totals	3,938		—

(1)	Shares withheld to cover required tax payments on behalf of employees as their restricted shares vest.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2017.

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements