Form 10-K
period 2017-12-30
Vitamin Shoppe, Inc.
filed 2018-02-27
CIK 1360530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $274,373,029 as of July 1, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange.
As of January 27, 2018, Vitamin Shoppe, Inc. had 24,203,144 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed for the 2018 Annual Meeting of the Stockholders.

EX 10.52
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
These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, strength of the economy, changes in the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, implementation of our strategy, trade restrictions, availability of suitable store locations at appropriate terms, the availability of raw materials, compliance with regulations, certifications and best practices with respect to the development, manufacture, sales and marketing of the Company's products, management changes, maintaining appropriate levels of inventory, changes in tax policy, ecommerce relationships, disruptions of manufacturing, warehouse or distribution facilities or information systems, political environment and other specific factors discussed herein and in other Securities and Exchange Commission (the "SEC") filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC).
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

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “VSI”, the “Company”, “we”, “us” and “our” collectively refer to Vitamin Shoppe, Inc., its wholly owned subsidiary, Vitamin Shoppe Industries Inc. (“VS Industries”) and the wholly owned subsidiaries of VS Industries. References to “Fiscal” or “Fiscal Year” mean the fifty-two weeks ended December 30, 2017, the fifty-three weeks ended December 31, 2016 and the fifty-two weeks ended December 26, 2015 for Fiscal Year 2017, Fiscal Year 2016 and Fiscal Year 2015, respectively, and references to “Fiscal” and “Fiscal Year” for other years are similarly based on a fifty-two week or fifty-three week fiscal year, as applicable.
Item 1.        Business
Overview of our Company
We are an omni-channel specialty retailer and contract manufacturer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market approximately 900 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare®, Next Step® and Betancourt Nutrition®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement (“VMS”) retailers and continue to refine our assortment with approximately 7,000 stock keeping units (“SKUs”) offered in our typical store and approximately 10,000 additional SKUs available through e-commerce. Our broad product offering enables us to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drug stores and wholesale clubs. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.
We continue to focus on our strategy to improve the customer experience through the roll-out of initiatives including increasing customer engagement and personalization, redesigning the omni-channel experience (including in stores as well as through the internet and mobile devices), growing our private brands and improving the effectiveness of pricing and promotions. As part of this strategy, we have developed several initiatives, including a new remodeled store format that is being piloted in 20 stores as of December 30, 2017, which includes a new layout, revised product assortment and other instore experiences (hereafter referred to as "transformations"). In addition, we remain committed to innovation at the store level and we have been rolling out two key elements of new category innovation with our new Kombucha bar on tap and Fit Freezer / Cooler section to over 80 stores in Fiscal 2017.
In 2017, competitive trends have intensified, such as broader channel availability of supplement products, more aggressive competitor pricing and promotional strategies, and significantly increased expenditures in marketing by our competitors. Our operations have been negatively impacted, resulting in lower customer traffic and a reduction in net sales during Fiscal 2017. During Fiscal 2017 we have tested and launched several initiatives including new pricing and promotional strategies and a customer auto-delivery subscription program. We also increased our marketing expense beginning in the third quarter of Fiscal 2017. We anticipate these initiatives will mitigate some of the negative performance we have experienced in areas such as customer traffic.
We continue to identify and implement opportunities to improve efficiencies and reduce costs in key areas including sourcing of inventory and cost savings opportunities related to selling, general and administrative expenses. For Fiscal 2017, the Company realized incremental year over year cost of goods sold savings of approximately $15.0 million and selling, general and administrative expenses savings of approximately $4.0 million, for a total savings of $19.0 million. During Fiscal 2017, the Company renegotiated rent expenses with a number of landlords resulting in lower occupancy costs of $9.5 million over the remaining lease periods, or approximately $0.9 million on average per year through 2027.
Impairment of long-lived assets:
In Fiscal 2017, the Company recorded impairment charges on the goodwill of its retail segment of 210.6 million, of which $177.2 million was not deductible for income tax purposes. The Company also recorded an impairment charge on the Vitamin Shoppe tradename of $59.4 million during Fiscal 2017. In addition, the Company recognized store impairment charges of $4.8 million during Fiscal 2017 on fixed assets related to 34 of its underperforming retail locations still in use.
Manufacturing turnaround:
In the fourth quarter of Fiscal 2016 the Company recorded impairment charges of $32.6 million on goodwill and $6.6 million on the customer relationships intangible asset of FDC Vitamins, LLC d/b/a Nutri-Force Nutrition (“Nutri-Force”), a subsidiary of VS Industries, as our manufacturing operations continued to perform below expectations. During the first quarter of Fiscal 2017, the Company engaged outside consultants to perform an assessment of the operations of Nutri-Force and to assist in the development of initiatives required to turnaround this business unit. These initiatives were focused on improving the efficiency of manufacturing processes, eliminating unprofitable SKUs, reducing third-party customers, and reducing costs. The implementation of this plan began during the second quarter of Fiscal 2017 and has been substantially completed in Fiscal 2017. As a result, the Company incurred costs of approximately $12.3 million during Fiscal 2017 related to the turnaround of Nutri-Force including inventory charges, consulting expenses and other related charges.
The Company is currently exploring strategic alternatives related to Nutri-Force, including the potential sale of this subsidiary. Refer to Long-Lived Assets section of our Critical Accounting Policies included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K for additional information.
Closing of distribution center:
In August 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center prior to or by the August 31, 2018 lease expiration. Distribution operations have been transitioned to the Company's other distribution centers. Costs related to this closure, such as severance, inventory related costs and other charges, were $3.1 million in Fiscal 2017. As a result of this closure, the Company anticipates annualized savings between $4.0 million to $5.0 million upon lease expiration.
Segment Information
We have increased our focus on customer centric initiatives and being an omni-channel retailer. As initiatives, including "buy online and pickup in store" and subscription sales, continue to develop, the interrelationship among the ways customers can purchase products from the Company results in sales that are generated and fulfilled across multiple channels. The Company has revised its internal management structure and reporting to align with our omni-channel strategy. We believe the historical structure of separate segments for retail stores and e-commerce is no longer representative of the way the business is managed. As a result, beginning in Fiscal 2017, the Company has updated its segment reporting to better align with its omni-channel strategy. These changes resulted in a single retail segment that includes fulfilled in store and direct to consumer sales channels. In addition, certain costs previously classified as corporate costs, such as retail and direct management costs, are allocated to the retail operating segment. Segment results related to prior periods have been restated to conform with this omni-channel structure.
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
Industry
The VMS industry is large, estimated to be approximately $44 billion in 2017 according to the Nutrition Business Journal (“NBJ”). We believe the industry is fragmented, and continued growth is expected as health and wellness trends continue. According to the NBJ, the VMS industry is expected to register a CAGR of 6.2% from 2017 to 2021. Sports supplements and meal replacement categories are projected to post the highest CAGRs at 8.6% and 7.9%, respectively.
Increased focus on healthy diet and nutrition, along with growing fitness and wellness program participation, serves as a positive trend for the nutritional supplements industry. Retailers of VMS products primarily include specialty retailers and mass merchants, such as discount stores, supermarkets, drug stores and wholesale clubs. The specialty retailers typically cater to the more sophisticated VMS customer by focusing on selection and customer service, while the mass merchants generally offer a limited assortment comprised of more mainstream products with less customer service. NBJ anticipates that the specialty retail channel will grow at an average rate of 5.5% through 2021. Additionally, NBJ forecasts the internet channel to grow at an average rate of 12.0% from 2017 to 2021.

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
Over recent years, there has been a shift of market share from specialty retailers to other channels such as mass market retailers, supermarkets, club chains, drug store chains and e-commerce companies. In 2017, competitive trends have intensified, including more aggressive competitor pricing and promotional strategies and significantly increased expenditures in marketing by our competitors. These competitive trends represent a challenge for VSI to keep pace with industry growth rates.
Industry and market data contained or incorporated by reference in this Form 10-K were obtained through company research, surveys and studies conducted by third parties and industry and general publications or based on our experience in the industry. We have not independently verified market and industry data from third-party sources.
Competitive Strengths
We believe there is an opportunity to position the Vitamin Shoppe as a leading Health and Wellness authority capitalizing on the attractive VMS industry dynamics and the overall market for wellness. We believe the following competitive strengths form the foundation of our strategy:
Omni-Channel Retailer. We are an omni-channel retailer, distributing products in a variety of ways including our retail stores, our e-commerce sites and our mobile application. This business model affords us multiple touch points of interaction with our customers, which allows us to gather data and communicate with them in person, through our call center and via the internet. In 2017, we accelerated our omni-channel focus to take advantage of changes in the evolving customer decision journey in the wellness market.
Value-Added Customer Service. We believe we offer a high degree of customer service. We place a strong emphasis on employee training and customer service, and view our Health Enthusiasts as a source for health and wellness information while assisting our customers with their product selections. In addition, we have also launched new products and services, such as our SPARK Auto Delivery, that make it easier for our customers to maintain their VMS regimen.
Product Selection, Including a Strong Assortment of Private Brands. We believe we have a broad merchandise assortment and are consistently working to add new and exciting products. We are working closely with our vendor partners to introduce innovative and unique products to further differentiate us from the competition. We complement our assortment with our private brands merchandise which accounted for approximately 22% of our net sales (excluding Nutri-Force net sales) in Fiscal 2017.
Attractive Customer Base. We have a large base of customers who proactively manage their health and wellness through the use of vitamins and supplements. In Fiscal 2017, 88% of our net sales (excluding Nutri-Force net sales) were attributable to our Healthy Awards customers. Our no-fee Healthy Awards Program promotes brand loyalty among our customers and allows our customers to earn points redeemable for future purchases, approximately 62% of which were redeemed in Fiscal 2017. We also utilize our Healthy Awards Program database to track customer purchasing patterns across our retail business segment, analyze market and industry trends and create targeted merchandising and marketing strategies. Our loyalty program is a vehicle to enhance our customer relationships management approach via personalized emails, content and offers. Beginning in Fiscal 2016, the Company implemented enhancements to its loyalty program, including the issuance of credit certificates on a quarterly basis compared with the annual issuances under the previous program. Further enhancements are planned to be rolled out in Fiscal 2018.
Highly Refined Real Estate Locations. We locate our stores primarily in attractive stand-alone locations or endcap (corner) positions in retail centers. We believe that the location and visibility of our real estate is an important component of our customer acquisition strategies.
Experienced Management Team. We have assembled a management team across a broad range of disciplines with extensive experience in building leading national specialty retailers.

Business Strategy
Our New Base Plan is based on the following principles:
1) Obsessive focus on our Customers’ needs by deeply understanding how they shop through a fresh view of the Wellness Customer Decision Journey;
2) Embracing the digital transformation that is sweeping through retail and society and realigning all our channels to take advantage of the changes; and
3) Focus on our retail fundamentals.
The Five Strategy Pillars of our Plan to return the Company to profitable growth are the following:
New Customer Acquisition. We will be implementing various new tools as well as increasing the use of other tools and programs that have proven successful to us in the past across both digital and in-store. With respect to digital we are targeting new customer acquisition through increased spending through paid search and paid social media outlets with relevant offers to attract new customers. Grass roots acquisition at the store level will focus on local events and outreach programs. Overall, we also plan to increase our total marketing spend.
Integrated Customer Experience. We are focused on improving our omni-channel customer experience. To do this we will be investing in technology both in store and also across our website and mobile app that will help keep our customers more engaged and make it even easier for them to find the personalized wellness solution that is right for their needs.
Relevant and Inspiring Assortment. We have undertaken a substantial upgrade to our assortment and will continue to make changes as we add products from faster growing categories. We are working with some of our top vendor partners to introduce several unique product lines or custom SKUs to increase the level of innovation and further differentiate our assortment. Our Private Brands portfolio will also play an important role in further differentiating our product assortment.
Customer Loyalty and Retention. A significant portion of visits to the Vitamin Shoppe are for replenishment. To make this shopping experience even easier for our customers we introduced Spark Auto Delivery in 2017 and in the coming year we plan to add enhancements to this program as well as introduce new products and services such as Easy Reorder. We have a large and loyal customer base with approximately 90% of our sales coming from our Healthy Awards members. We plan significant upgrades to our loyalty program over the coming years that will give our members greater benefits and offers and increase their annual purchase level with us.
Operational Excellence. This includes a relentless focus on driving efficiencies, controlling costs and increasing overall margins at the Vitamin Shoppe every year. This pillar is guided by a heightened focus on free cash flow and includes a significant reduction in our capital expenditures going forward.
Store Counts and Locations
We plan to open two new stores in Fiscal 2018. The following table shows the change in our network of stores for the Fiscal Years 2013 through 2017:

	Fiscal Year
	2017	2016	2015	2014	2013
Store Data:
Stores open at beginning of year	775	758	717	659	579
Stores opened	15	26	50	61	52
Stores acquired	—	—	—	—	31
Stores closed	(5)	(9)	(9)	(3)	(3)
Stores open at end of year	785	775	758	717	659

New stores have typically required approximately four to five years to mature, generating lower store level sales in the initial years than our mature stores. As a result, new stores generally have a negative impact on our overall operating margin. In addition, our new stores since the beginning of Fiscal 2013 are approximately 2,900 square feet compared to the average of our total store portfolio of approximately 3,500 square feet. As these stores mature, we expect them to contribute positively to our operating results. The following table reflects our store count by state, as well as the District of Columbia and Puerto Rico at December 30, 2017:

	Stores Open at December 30, 2017		Stores Open at December 30, 2017
Alabama	6	Nebraska	2
Arizona	12	Nevada	8
Arkansas	2	New Hampshire	6
California	91	New Jersey	34
Colorado	8	New Mexico	3
Connecticut	11	New York	72
Delaware	3	North Carolina	27
District of Columbia	2	Ohio	25
Florida	79	Oklahoma	3
Georgia	25	Oregon	9
Hawaii	7	Pennsylvania	31
Idaho	3	Rhode Island	2
Illinois	41	South Carolina	17
Indiana	13	South Dakota	1
Iowa	3	Tennessee	13
Kansas	3	Texas	55
Kentucky	5	Utah	3
Louisiana	8	Vermont	1
Maine	2	Virginia	25
Maryland	22	Washington	34
Massachusetts	21	Wisconsin	6
Michigan	19
Minnesota	10
Missouri	8
Mississippi	1	Puerto Rico	3
		Total	785

As of December 30, 2017, we leased the property for all of our 785 stores. Our typical lease terms are ten years, with one or two five-year renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for our stores, 44 expire in Fiscal 2018, 103 expire in Fiscal 2019, 93 expire in Fiscal 2020, 90 expire in Fiscal 2021, 107 expire in Fiscal 2022 and the balance expire in Fiscal 2023 or thereafter. For the majority of our leases, renewal options remain available.
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
We offer a comprehensive selection of vitamins, minerals, herbs, homeopathic remedies, specialty supplements such as fish oil, probiotics, glucosamine and Co Q10, sports nutrition, weight management, aromatherapy, as well as natural bath and beauty products. Our offering includes approximately 17,000 SKUs from approximately 900 brands, including our own brands such as The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare®, Next Step® and

Betancourt Nutrition® brands which include products such as Ultimate Man, Ultimate Woman, Ultimate 10 Probiotic, Whey Tech and Whey Tech Pro 24 Proteins. We also offer a comprehensive assortment from leading national brands such as Optimum Nutrition®, Cellucor®, Garden of Life®, Quest Nutrition®, Solaray®, Solgar®, Megafood® and Nature’s Way®. This extensive assortment is designed to provide our customers with a unique selection of available products to help them achieve their health and wellness goals. Sales of our branded products accounted for approximately 22% of our net sales (excluding Nutri-Force net sales) in Fiscal 2017.
Key Product Categories
Below is a comparison of our net merchandise sales by major product category and the respective percentage of our total net merchandise sales for the periods shown (dollars in thousands).

	Fiscal 2017		Fiscal 2016 (a)		Fiscal 2015
Product Category	Dollars	%	Dollars	%	Dollars	%
Vitamins, Minerals, Herbs and Homeopathy	$328,986	28.0%	$339,597	26.4%	$320,872	25.4%
Sports Nutrition	353,578	30.1%	408,288	31.7%	421,293	33.3%
Specialty Supplements	294,546	25.0%	308,945	24.0%	289,938	22.9%
Other	199,418	16.9%	230,252	17.9%	232,399	18.4%
Total	1,176,528	100.0%	1,287,082	100.0%	1,264,502	100.0%
Delivery Revenue	2,166		2,161		2,047
	$1,178,694		$1,289,243		$1,266,549

(a)	Fiscal 2016 includes a 53rd week.

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
With approximately 6,000 SKUs in this product category, a wide range of potency levels and multiple delivery systems, our customers have many choices to fit their individual needs.
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
Specialty Supplements
Specialty supplements help supply higher levels of nutrients than diet alone can provide, help individuals stay healthy, and support specific conditions and life stages such as childhood, pregnancy, menopause and aging. Categories of specialty supplements include omega fatty acids, probiotics and condition specific formulas. Certain specialty supplements, such as organic greens, psyllium fiber and soy proteins, provide added support during various life stages. Folic acid is specifically useful during pregnancy. Super antioxidants, such as coenzyme Q-10, grapeseed extract and pycnogenol, address specific conditions. High ORAC (oxygen radical absorptive capacity) fruit concentrates such as; gogi, mangosteen, pomegranate and blueberry help prevent oxygen radical damage. Other specialty supplement formulas are targeted to support specific organs, biosystems and body functions. We offer approximately 3,500 SKUs of specialty supplements.
Other
Our “Other” category represents all other product classifications we stock that are not included within the previously described categories. These products include items such as on the go bars, drinks and snacks, natural beauty and personal care. Our on the go bars, drinks and snacks offer our customers access to an offering of protein, low carb and natural bars, protein, energy and functional beverages and natural snacks. Natural beauty and personal care products offer an alternative to traditional products that often contain synthetic and/or other ingredients that our customers find objectionable. Our customers choose these products over more traditional products because they contain organic and natural ingredients, are free of pesticides or not tested on animals and/or are more closely aligned with the health and wellness goals of our customers. We offer approximately 5,500 SKUs for our Other category. In Fiscal 2017, Fiscal 2016 and Fiscal 2015, our Other product category includes net merchandise sales to third parties of Nutri-Force of $32.2 million, $50.0 million and $56.6 million, respectively.
Delivery Revenue
Delivery revenue represents amounts billed to customers for shipping fees.
Access to New Products
One of the many components of customer satisfaction is the introduction of new products. We identify customer and market trends by listening to our customers, Health Enthusiasts, vendors, contract manufacturers and market influencers. We maintain active partnerships with our vendors to stay on top of their product offerings and to bring new products to our customers quickly. In addition, we have a knowledgeable team in-house who focuses on bringing new Vitamin Shoppe branded products to our offering. Each year we launch many new products under our own brands, including the launch in Fiscal 2017 of approximately 80 new products. These include new product expansions into whey isolate proteins and Flash Point, our new high intensity pre-workout concentrate supplement under our BodyTech® brand, aromatherapy essential oils and blends under our Vitamin Shoppe® brand, continued focus and product development of our plnt® brand line with raw and non-GMO whole food vitamins, unique herbal formulas and honey, and the launch of the Duocap™ technology in our ProBioCare® brand line which allows us to offer new probiotic based formulas that also support specific conditions such as mood, stress, urinary and prostate health.
Manufacturing
Through Nutri-Force, we provide private labeling of VMS products and custom manufacturing and develop and market our own branded products for both the VSI product assortment and for sales to third parties. Our manufacturing operations, which are located in Miami Lakes, Florida, produce tablets, capsules, soft-gels and powders. By operating our own manufacturing facilities, we believe we have the ability to better control the production and timing of new product introductions, and maintain high standards of product quality.
The Company is currently exploring strategic alternatives related to Nutri-Force, including the potential sale of this subsidiary. Refer to Long-Lived Assets section of our Critical Accounting Policies included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K for additional information.
Suppliers and Inventory
The Company had two suppliers from whom we purchased at least 5% of our merchandise during Fiscal 2017, one supplier from whom we purchased at least 5% of our merchandise during Fiscal 2016 and two suppliers from whom we purchased at least 5% of our merchandise during Fiscal 2015. We purchased approximately 15% of our total merchandise from these suppliers during Fiscal 2017 and approximately 11% during Fiscal 2016 and 17% during Fiscal 2015.
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
Warehouse and Distribution
We operate our supply chain primarily from two Company operated distribution center facilities. The Company operates distribution centers in Ashland, Virginia and Avondale, Arizona. By operating our own facilities we gain greater control over operations and costs. Our products manufactured by Nutri-Force are warehoused and distributed through its Miami Lakes, Florida facilities.
In the third quarter of 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center prior to or by the August 31, 2018 lease expiration. Distribution operations have been transitioned to the Company's other distribution centers.
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
Healthy Awards Program
Our Healthy Awards Program encourages our customers to make repeat purchases and enables us to enhance customer loyalty. The program is free of charge to join, and members earn one point for every dollar they spend, and points are accumulated toward a credit certificate which can be applied to a future purchase. Beginning in Fiscal 2016, the Company implemented enhancements to the program, including the issuance of credit certificates on a quarterly basis compared with annual issuances under the previous program. We enrolled approximately 1.8 million new members in Fiscal 2017. The number of active members was approximately 6.3 million as of December 30, 2017 and as of December 31, 2016. An active member is a customer that has purchased an item within the last twelve months.

We utilize our Healthy Awards Program database to track customer purchasing patterns across our retail business segment, analyze market and industry trends and create targeted merchandising and marketing strategies.
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
Competition
The U.S. nutritional supplements retail industry is highly competitive and fragmented. Competition is based primarily on quality, product assortment, price, customer service, convenience, marketing support and availability of new products. We compete with publicly and privately owned companies with broad geographical market coverage and product categories. We compete with other specialty and mass market retailers, including GNC®, Whole Foods®, Natural Grocers®, Sprouts Farmers Market®, Vitamin World®, Costco® and other club chains, Wal-Mart®, drug store chains including Rite-Aid®, CVS® and Walgreens®, internet and mail order companies, including Amazon.com®, Puritan’s Pride®, Vitacost.com®, Bodybuilding.com®, Doctors Trust®, Swanson® and iHerb®, in addition to a variety of independent health and vitamin stores and e-commerce outlets.
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
Tradenames and Other Intellectual Property
We believe trademark protection is particularly important to the maintenance of the recognized proprietary brand names under which we market our products. We own trademarks or trade names that we use in conjunction with the sale of our products, including The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare®, Next Step® and Betancourt Nutrition® brand names. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods including trademark and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. The carrying value of our trademarks and brands was $19.0 million at December 30, 2017 and $78.9 million at December 31, 2016.
Sales from International Sources
For each of the last three years, less than 1.0% of our sales have been derived from international sources.

Employees
As of December 30, 2017, we had a total of 3,860 full-time and 1,713 part-time employees, of whom 4,377 were employed in our retail stores and 1,196 were employed in corporate, manufacturing, distribution and e-commerce support functions. None of our employees belong to a union or are a party to any collective bargaining or similar agreement except for certain employees at one of our Seattle based stores, who are members of the United Food & Commercial Workers Local No. 367. We consider our relationships with our employees to be good.
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
The U.S. nutritional supplements retail industry is a large and highly fragmented industry. We compete primarily against other specialty retailers, supermarkets, drug stores, club chains, mass merchants, multi-level marketing organizations and e-commerce companies. This market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. As certain products become more mainstream, with broader distribution, we experience increased competition for those products. For example, as the trend in favor of low carb products developed, we experienced increased competition for our low carb products from supermarkets, drug stores, club chains, mass merchants and other food companies. Increased competition from companies that distribute through retail, e-commerce or wholesale channels could have a material adverse effect on our financial condition and results of operations. Certain of our competitors may have significantly greater financial, technical and marketing resources than we do. In addition, our competitors may be more effective and efficient in introducing new products. Furthermore, if we fail to increase the utilization of our supply chain network, fail to maximize the efficiency of our ship direct to customers strategies, or fail to provide our customers with an attractive omni-channel experience, our business and results of operations could be materially and adversely affected. We may not be able to compete effectively, and any of the factors listed above may cause price reductions, reduced margins and losses of our market share.
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

We continue to explore new strategic initiatives, but we may not be able to successfully execute on, or realize the expected benefits from the implementation of our strategic initiatives, and our pursuit of new strategic initiatives may pose significant costs and risks.
Our strategic initiatives are focused on, among other things, new customer acquisition, improving the customer experience through the roll-out of initiatives including increasing customer engagement and personalization, improving the omni-channel experience (including in stores as well as through the internet and mobile devices), providing a relevant and inspiring product assortment and improving customer loyalty and retention. Our future operating results are dependent, in part, on our management’s success in implementing these and other strategic initiatives, and as a result could divert management’s attention from our existing business as management focuses on developing these initiatives and related operations. Also, our short-term operating results could be unfavorably impacted by the opportunity and financial costs associated with the implementation of our strategic plans and we might not realize the benefits from such strategies. In addition, we may not be successful in achieving the intended objectives of the strategic initiatives in a timely manner or at all.
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
Our private brands merchandise accounted for approximately 22% of our net sales (excluding Nutri-Force net sales) in Fiscal 2017. Any significant disruption in a contract manufacturers’ manufacturing facilities for any reason, including regulatory requirements, an FDA determination that the facility is not in compliance with the cGMP regulations, the loss of certifications, power interruptions, destruction of or damage to facilities, terrorist attacks, civil unrest, war or the perceived threat thereof, fires, hurricanes and other natural disasters could disrupt our contract manufacturers’ ability to manufacture products for the Vitamin Shoppe assortment as well as disrupt our ability to manufacture products for our contract manufacturing customers and our own branded products. Any such disruption could have a material adverse effect on our business, financial condition and results of operations. While we do not believe it would be difficult to source our products from other contract manufacturers, a transition period would be required in order to source our own branded products from other contract manufacturers.
Nutri-Force has incurred operating losses, which are expected to continue in Fiscal 2018. We have implemented initiatives to turnaround the performance of Nutri-Force which may not be successful in achieving the expected improvements.
The improved performance of our manufacturing operation will depend in large part on our ability to realize the benefits from the series of initiatives which have been implemented to reduce complexity. These initiatives included reducing the manufacture of unprofitable product and focusing on core customers, improving efficiencies, establishing core processes and reducing costs and expenses. If the turnaround plan does not achieve its intended results, the anticipated improvements to our operating results may not be realized fully or at all, or may take longer to realize than expected. In addition, we are evaluating strategic alternatives for Nutri-Force, including a potential sale. If we were to sell Nutri-Force, we might have to seek new sources to provide contract manufacturing for some of our private label VMS products. It could take substantial time and resources to transfer production of VMS products to one or more contract manufacturers, which may result in supply chain inefficiencies and adversely affect our ability to satisfy consumer demand. In addition, we may not find new contract manufacturers that have sufficient capacity to satisfy our demands, or the ability to meet our quality standards; or, if we do, on terms that are favorable to us, which could have a material adverse effect on our business or financial performance.
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
Our primary warehouse and distribution operations are currently concentrated in two locations; in Ashland, Virginia and in Avondale, Arizona. Any significant disruption to our two primary distribution centers operations for any reason, such as a flood, fire or hurricane, could adversely affect our product distributions and sales until we are able to secure an alternative distribution method. Unexpected delays in deliveries or increases in transportation costs (including through increased fuel costs) could significantly decrease our sales and operating results. In addition, labor shortages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business.
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
Our existing stores, or any stores we open in the future, may not achieve sales and operating levels consistent with current financial projections. In addition, our business could be materially and adversely affected if we are unable to successfully negotiate favorable lease terms.

Since the beginning of Fiscal 2015, we have opened 91 stores, expanding our presence in our existing markets as well as entering new markets. Historically, our new stores have reached sales that are consistent with our mature stores over the course of approximately four to five years. As part of our strategy, we have reduced the number of planned new store openings in Fiscal 2018 as we focus on the transformation of existing stores. Our new stores opened since the beginning of Fiscal 2013 average approximately 2,900 square feet compared to the average of our total store portfolio of approximately 3,500 square feet. Existing stores, or any new stores we open in the future, may not achieve sales and operating levels consistent with our current financial projections. In addition, customer migration from retail stores to e-commerce may also reduce store potential. The failure of our existing stores and new stores to achieve sales and operating levels consistent with our current financial projections could have a material adverse effect on our financial condition and operating results. As of December 30, 2017, we leased 785 stores along with our corporate headquarters, additional office space and manufacturing and distribution facilities. The store leases are generally for a term of ten years and we have options to extend most leases for a minimum of five years. Our business, financial condition, and operating results could be materially and adversely affected if we are unable to continue to negotiate acceptable lease and renewal terms.
The loss of key management could negatively affect our business.
Our success largely depends on the efforts and abilities of our senior executive group and key personnel. The loss of the services of one or more of our key executives or personnel, or increased demands placed on our key executives and personnel could adversely affect our financial performance and our ability to execute our strategies. Our continued success also depends on our ability to attract and retain qualified team members. We may not be able to attract and retain necessary team members to operate our business.
Our inability to attract, train and retain highly qualified Health Enthusiasts could adversely impact our business, financial condition and results of operations.
Our success depends on the continued contributions of our Health Enthusiasts, and the loss of these contributions could have a material adverse effect on our business. We must attract, train and retain a large number of qualified Health Enthusiasts, while controlling related labor costs and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous external factors, including regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these Health Enthusiasts and invest significant resources in training and motivating them. We may not be able to attract or retain qualified Health Enthusiasts in the future, which could have a material adverse effect on our business, financial condition and results of operations.
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
The use of individually identifiable data by us, our customers, our Health Enthusiasts and others is regulated at the state, federal and international levels. Privacy and information security laws and regulations change from time to time, and increasing costs of compliance with those laws and regulations and related technology investments could materially and adversely affect our business and results of operations. Additionally, the success of our e-commerce operations depends upon the secure transmission of confidential information over public networks, including the use of cashless payments, and we use computers in substantially all other aspects of our business operations, including for point-of-sale processing in our stores. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. While we have taken significant steps to protect customers’ personal information, consumer preferences and credit card information, and other confidential information including our employees’ private information and financial and strategic data about the Company and our business partners, the intentional or negligent actions of Health Enthusiasts, our suppliers or others may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate confidential data. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or implement preventative measures, and our incident response efforts may not be entirely effective. Any preventative measures we implement may have the potential to negatively affect our relations with our customers or decrease activity on our websites by making them less user-friendly. If our data security is compromised, it could have a material adverse effect on our reputation, results of operations and financial condition, materially increase the costs we incur to protect against those events in the future and subject us to additional legal risk and a competitive disadvantage. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop shopping at our stores or online. The loss of confidence from a data security breach involving Health Enthusiasts could hurt our, and their, reputations and as a result cause Health Enthusiast recruiting and retention challenges.
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
Our stores are leased. We are subject to risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all and may not be able to find replacement locations that will provide for the same success as current store locations. Of the current leases for our stores, 44 expire in Fiscal 2018, 103 expire in Fiscal 2019, 93 expire in Fiscal 2020, 90 expire in Fiscal 2021, 107 expire in Fiscal 2022 and the balance expire in Fiscal 2023 or thereafter.
Our international operations may result in additional market risks, which may harm our business.
As of December 30, 2017, we had 8 international franchise stores in Panama, 5 in Guatemala, 3 in Paraguay and 2 in Costa Rica, and also sell and distribute products to other countries and manufacture products for third parties in other countries. If the opportunity arises, we may expand our operations into new and high-growth international markets. However, we are subject to risks associated with international operations, including but not limited to: (i) fluctuations in currency exchange rates; (ii) changes in international staffing and employment issues; (iii) tariff and other trade barriers; (iv) greater difficulty in using and enforcing our intellectual property rights; (v) failure to understand the local culture and market; (vi) inconsistent product regulation or sudden policy changes by foreign agencies or governments; (vii) compliance with U.S. laws applicable to international operations, including the Foreign Corrupt Practices Act and regulations promulgated by the Office of Foreign Asset Control; (viii) compliance with foreign laws, including tax laws and financial accounting standards; and (ix) political and economic instability and developments. Any of these risks could have a material adverse effect on our international operations and our growth strategy.
If we expand our operations into new international markets, we may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions to acquire other businesses or products to expand our products or take advantage of new developments and potential changes in the industry. Our lack of experience operating in new international markets and our lack of familiarity with local economic, political and regulatory systems could prevent us from achieving the results that we expect on our anticipated time frame or at all. If we are unsuccessful in expanding into new or high-growth international markets, it could adversely affect our operating results and financial condition.
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
As of December 30, 2017, our total consolidated indebtedness was $140.3 million, consisting of borrowings under our Convertible Senior Notes, our Revolving Credit Facility and our capital lease liabilities.
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
In the past, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. The Revolving Credit Facility matures in 2022, and the Convertible Notes mature in 2020. If we cannot renew or refinance this facility and our notes upon their maturities or, more generally, obtain funding when needed, in each case on acceptable terms, such conditions may have an adverse effect on our revenues and results of operations.
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
If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, it is likely to result in a default under such derivative contract, unless such default is cured. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits, leaving us with unsecured exposure and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. A liquid secondary market may not exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
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
We believe that the price of our stock generally reflects market expectations for our future operating results. Any failure to meet, or delay in meeting, these expectations, including our comparable store sales growth rates, gross margin, earnings and earnings per share could cause the market price of our stock to decline, as could changes in our stock repurchase policies.
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
As of December 30, 2017, there were 785 Vitamin Shoppe and Super Supplements retail stores open in the United States and Puerto Rico. See “Item 1—Business—Store Counts and Locations” for additional information on our network of stores for Fiscal 2013 through 2017 and the location of our stores as of December 30, 2017. As of December 30, 2017, we leased the property for all of our stores. We do not believe that any individual store property is material to our financial condition or results of operation, however, more highly populated geographic areas may have a higher concentration of store locations. Of the leases for our stores as of December 30, 2017, 44 expire in Fiscal 2018, 103 expire in Fiscal 2019, 93 expire in Fiscal 2020, 90 expire in Fiscal 2021, 107 expire in 2022 and the balance expire in Fiscal 2023 or thereafter. We have options to extend most of these leases for a minimum of five years.

Our leased properties also include the following:

Location	Description	Square Footage	Lease Termination Year	Renewal Options
North Bergen, New Jersey (1)	Warehouse, Distribution Center and Corporate Offices	230,000	2018	None
Ashland, Virginia	Warehousing and Distribution Center	312,000	2028	Three Five-Year Renewal Options
Avondale, Arizona	Warehousing and Distribution Center	187,000	2029	Three Five-Year Renewal Options
Secaucus, New Jersey	Corporate Headquarters and Corporate Offices	106,000	2029	Two Five-Year Renewal Options and One Five-Year Renewal Option
Miami Lakes, Florida	Manufacturing Facilities	212,000	2021	None

(1)	In 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center prior to or by the August 31, 2018 lease expiration.
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
In addition, on or about August 22, 2017, a federal securities class action suit was filed in the United States District Court in the District of New Jersey against Vitamin Shoppe and certain officers and directors on behalf of purchasers of Vitamin Shoppe common stock between March 1, 2017 and August 6, 2017. The lawsuit seeks remedies under the Securities Exchange Act of 1934, including monetary damages, alleging that the defendants made false and misleading statements regarding the Company's reported goodwill, initiatives designed to improve the Company's financial performance, the Company’s profitability trends, and its financial results. We believe this lawsuit is without merit, and we are vigorously defending the lawsuit.
Item 4.        Mine Safety Disclosures
Not applicable.

PART II
Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Market Information
Since October 28, 2009, our common stock has been traded on the New York Stock Exchange (“NYSE”) under the trading symbol “VSI”. At December 30, 2017, there were 24,021,948 common shares outstanding, and the closing sale price of our common stock was $4.40. Also as of that date, we had approximately 181 common shareholders of record. The table below sets forth the high and low sale prices of our common stock for the periods indicated:

Fiscal period	High	Low
2017 Quarter ended:
March	$24.85	$18.25
June	20.70	9.80
September	12.00	4.95
December	5.75	2.95
2016 Quarter ended:
March	$33.67	$26.02
June	31.66	27.13
September	32.31	26.23
December	28.41	21.90

Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of shares of common stock during the quarter ended December 30, 2017 :

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
October 1, 2017 through October 28, 2017	—	$—	—	$100,066
October 29, 2017 through November 25, 2017	3,347	$4.40	—	$100,066
November 26, 2017 through December 30, 2017	—	$—	—	$100,066
Totals	3,347		—

(1)	Shares withheld to cover required tax payments on behalf of employees as their restricted shares vest.

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

Stock Performance Graph
The line graph below compares the cumulative total stockholder return on the Company’s common stock with the Russell 2000 Index (RUT), S&P Retail Index (SPXRT) and the NYSE Composite Index (NYA) for the five year period from December 29, 2012 through December 30, 2017. The graph assumes an investment of $100 made at the closing of trading on

December 28, 2012, in (i) the Company’s common stock, (ii) the stocks comprising the RUT, (iii) the stocks comprising the SPXRT and (iv) the stocks comprising the NYA. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on those securities during the applicable time period.

	12/29/2012	12/28/2013	12/27/2014	12/26/2015	12/31/2016	12/30/2017
Vitamin Shoppe, Inc.	100.00	91.89	84.26	59.86	42.43	7.86
Russell 2000 Index	100.00	139.54	146.04	138.78	163.10	184.53
S&P Retail Index	100.00	146.08	160.58	200.38	210.00	271.10
NYSE Composite Index	100.00	124.50	132.10	123.36	132.96	154.02

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
Share Repurchase Programs
Beginning in August 2014, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $370 million of its shares of common stock and/or its Convertible Notes, from time to time. As of December 30, 2017, 8,064,325 shares of common stock pursuant to these programs, and no Convertible Notes, have been repurchased for a total of $269.9 million. The shares were retired upon repurchase. For additional information, refer to Note 11., “Share Repurchase Programs”, to our consolidated financial statements included in this Annual Report on Form 10-K.
Dividends
We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Item 6.        Selected Financial Data
We have derived the selected financial data presented below from our consolidated financial statements for the Fiscal Years ended December 30, 2017, December 31, 2016, December 26, 2015, December 27, 2014, and December 28, 2013. Financial results for all fiscal years presented are based on a 52-week period, with the exception of financial results for the Fiscal Year ended December 31, 2016 which are based on a 53-week period, unless otherwise stated. The selected financial data for the Fiscal Years ended December 30, 2017, December 31, 2016, and December 26, 2015 presented below, should be read in conjunction with such consolidated financial statements and notes included herein and in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013
	(data presented in thousands, except for share, per share data, number of stores and average store square footage)
Statement of Operations Data:
Net sales	$1,178,694	$1,289,243	$1,266,549	$1,213,046	$1,087,469
Cost of goods sold	821,137	862,887	847,634	808,787	709,823
Gross profit	357,557	426,356	418,915	404,259	377,646
Selling, general and administrative expenses	345,494	340,752	328,745	301,184	267,354
Goodwill, intangible assets and store fixed-assets impairment charges	274,876	40,027	1,177	419	—
Income (loss) from operations	(262,813)	45,577	88,993	102,656	110,292
Interest expense, net	9,701	9,523	1,105	495	495
Income (loss) before provision (benefit) for income taxes	(272,514)	36,054	87,888	102,161	109,797
Provision (benefit) for income taxes	(20,363)	11,090	34,717	40,920	43,251
Net income (loss)	$(252,151)	$24,964	$53,171	$61,241	$66,546
Weighted average shares outstanding:
Basic	23,137,977	23,875,540	28,954,804	30,239,183	29,992,620
Diluted	23,137,977	24,067,686	29,203,429	30,664,105	30,541,057
Net income (loss) per share:
Basic	$(10.90)	$1.05	$1.84	$2.03	$2.22
Diluted	$(10.90)	$1.04	$1.82	$2.00	$2.18
Other Financial Data:
Depreciation and amortization of fixed and intangible assets	$39,204	$38,780	$38,495	$34,219	$28,026
Acquisition and integration related costs (1)	$—	$—	$1,874	$10,242	$4,336
Operating Data:
Number of stores at end of period	785	775	758	717	659
Total retail square feet at end of period	2,737	2,709	2,662	2,568	2,390
Average store square footage at end of period	3,486	3,495	3,511	3,582	3,627
Net sales per store (2)	$1,303	$1,431	$1,426	$1,453	$1,471
Comparable store net sales (3)	(6.9)%	(1.5)%	0.1%	2.8%	3.5%
VS.com comparable net sales (4)	(12.3)%	7.3%	(6.5)%	9.0%	13.9%
Balance Sheet Data:
Working capital	$155,231	$151,548	$157,089	$125,382	$172,341
Total assets	488,753	734,184	748,691	722,391	682,064
Total debt, including capital lease obligations	140,327	133,371	123,525	8,195	347
Stockholders’ equity	195,367	439,996	475,301	551,934	528,340

(1)
For Fiscal 2015, these amounts represent costs incurred related to the integration of Nutri-Force. In Fiscal 2014, these amounts related to acquisition costs of $3.4 million and integration costs of $1.4 million ($0.6 million for Nutri-Force and $0.8 million for Super Supplements), charges to cost of goods sold for the inventory valuation step-up of $4.5 million and the contingent consideration adjustment for the Nutri-Force acquisition of $1.0 million. In Fiscal 2013, these amounts represent costs incurred related to the acquisition and integration of Super Supplements.

(2)	Net sales per store are calculated by dividing retail net sales fulfilled in stores by the number of stores open at the end of the period.

(3)
A new retail store is included in comparable store net sales after 410 days of operation, and acquired retail stores from the Super Supplements acquisition are included in comparable store net sales after 365 days. For Fiscal 2016, comparable store net sales growth is based on a 52-week period.

(4)	For Fiscal 2016, VS.com comparable net sales is based on a 52-week period.
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
References to “Fiscal” or “Fiscal Year” mean the fifty-two weeks ended December 30, 2017, the fifty-three weeks ended December 31, 2016 and the fifty-two weeks ended December 26, 2015 for Fiscal Year 2017, Fiscal Year 2016 and Fiscal Year 2015, respectively.
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
We continue to focus on our strategy to improve the customer experience through the roll-out of initiatives including increasing customer engagement and personalization, redesigning the omni-channel experience (including in stores as well as through the internet and mobile devices), growing our private brands and improving the effectiveness of pricing and promotions. As part of this strategy, we have developed several initiatives, including a new remodeled store format that is being piloted in 20 stores as of December 30, 2017. This new store format includes a new layout, revised product assortment and other instore experiences (hereafter referred to as "transformations").
In 2017, competitive trends have intensified, such as broader channel availability of supplement products, more aggressive competitor pricing and promotional strategies, and significantly increased expenditures in marketing by our competitors. Our operations have been negatively impacted, resulting in lower customer traffic and a reduction in net sales during Fiscal 2017. During Fiscal 2017 we have tested and launched several initiatives including new pricing and promotional strategies and a customer auto-delivery subscription program. We also increased our marketing expense beginning in the third quarter of Fiscal 2017. We anticipate these initiatives will mitigate some of the negative performance we have experienced in areas such as customer traffic.
We continue to identify and implement opportunities to improve efficiencies and reduce costs in key areas including sourcing of inventory and cost savings opportunities related to selling, general and administrative expenses. For Fiscal 2017, the Company realized incremental year over year cost of goods sold savings of approximately $15.0 million and selling, general and administrative expenses savings of approximately $4.0 million, for a total savings of $19.0 million. During Fiscal

2017, the Company renegotiated rent expenses with a number of landlords resulting in lower occupancy costs of $9.5 million over the remaining lease periods, or approximately $0.9 million on average per year through 2027.
Impairment of long-lived assets:
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
Should the financial performance of the retail reporting unit not meet or exceed current forecasts, or if the long-range plan is lowered, or if the rate used to discount cash flows is increased due to the associated risk, estimates of future cash flows may be insufficient to support the Vitamin Shoppe tradename of $9.0 million as of December 30, 2017 and this may result in further impairment charges.
In addition, the Company recognized store impairment charges of $4.8 million during Fiscal 2017 on fixed assets related to 34 of its underperforming retail locations still in use in the Company's operations.
Manufacturing turnaround:
In the fourth quarter of Fiscal 2016 the Company recorded impairment charges of $32.6 million on goodwill and $6.6 million on the customer relationships intangible asset of Nutri-Force, as our manufacturing operations continued to perform below expectations. During the first quarter of Fiscal 2017, the Company engaged outside consultants to perform an assessment of the operations of Nutri-Force and to assist in the development of initiatives required to turnaround this business unit. These initiatives were focused on improving the efficiency of manufacturing processes, eliminating unprofitable SKUs, reducing third-party customers, and reducing costs. The implementation of this plan began during the second quarter of Fiscal 2017 and has been substantially completed in Fiscal 2017. As a result, the Company incurred costs of approximately $12.3 million during Fiscal 2017 related to the turnaround of Nutri-Force including inventory charges, consulting expenses and other related charges.
The Company is currently exploring strategic alternatives related to Nutri-Force, including the potential sale of this subsidiary. Refer to Long-Lived Assets section of our Critical Accounting Policies included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K for additional information.
Closing of distribution center:
In August 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center prior to or by the August 31, 2018 lease expiration. Distribution operations have been transitioned to the Company's other distribution centers. Costs related to this closure, such as severance, inventory related costs and other charges are $3.1 million in Fiscal 2017. As a result of this closure, the Company anticipates annualized savings between $4.0 million to $5.0 million upon lease expiration.
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
Additionally, our performance is affected by competitive trends such as the entry and expansion of competitors, changes in pricing and promotional strategies or expansion of product assortment by various competitors. Over recent years, there has been a shift of market share from specialty retailers to other channels such as mass market retailers, supermarket chains, club chains, drug store chains and e-commerce companies. This broader competitive channel availability of VMS products represents a challenge for the Company to keep pace with industry growth rates. We also have observed more competition in our assortment, and more competitive pricing and promotional strategies by competitors and increased levels of marketing spending.
Our historical results have also been significantly influenced by our new store openings. Since the beginning of Fiscal 2015, we have opened 91 stores and as of December 30, 2017 operate 785 stores located in 45 states, the District of Columbia and Puerto Rico. At this point we have significantly slowed new store growth while we complete an evaluation of our store network strategy. In addition, we remain committed to innovation at the store level and we have been rolling out two key elements of new category innovation with our new Kombucha bar on tap and Fit Freezer / Cooler section to over 80 stores in Fiscal 2017.
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
Revenue Recognition. We recognize revenue upon sale of our products when merchandise is sold “at point of sale” in retail stores or upon delivery to a customer. Wholesale revenue is recognized when risk of loss, title and insurable risks have transferred to the customer. All revenue is recognized net of sales returns. In addition, we classify amounts billed to customers that represent shipping fees as sales. To arrive at net sales, gross sales are reduced by deferred sales, customer discounts, actual customer returns, and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. Sales taxes collected from customers are presented on a net basis and as such are excluded from revenue.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method. As applied to inventories, cost means in principle the sum of the applicable expenditures and charges directly or indirectly incurred in bringing the product to its existing condition and location. Finished goods inventory includes costs on freight on internally transferred merchandise, and costs associated with our buying department, distribution facilities, and manufacturing overhead, which are capitalized into inventory and then expensed as merchandise is sold. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from certain of our vendors. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We regularly review our inventory, including when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. In addition, we have established a reserve for estimated inventory shrinkage between physical inventories. Physical inventories and cycle counts are taken on a regular basis, and inventory is adjusted accordingly. For each reporting period, we estimate inventory shrinkage based on a historical trend analysis. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. These estimates require us to make assessments about the future demand for our products in order to identify such inventory items as slow moving, expiring, obsolete or in excess of need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends and competition. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation and rapid changes in demand for new and improved products or services. Inventory reserves were $6.5 million and $8.6 million at December 30, 2017 and December 31, 2016, respectively.
Long-Lived Assets. The Company reviews the carrying value of all long-lived assets for impairment, primarily at an individual store level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The frequency of these tests may change in future periods if performance warrants. Our impairment analyses determine whether projected cash flow from operations are sufficient to recover the carrying value of these assets. Impairment may result when the carrying value of the asset exceeds the estimated undiscounted future cash flows over its remaining useful life. For store impairment, our estimate of undiscounted future cash flows over the store lease term is based upon our experience, the historical operations of the stores and estimates of future store profitability and economic conditions. The estimates of future store profitability and economic conditions require estimating various factors including sales growth, gross margin, employment costs and inflation, and as a result are subject to variability. Actual future results may differ from those estimates. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the asset's carrying value and its fair value. Long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. The fair value is based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital.
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
The Company is exploring strategic alternatives related to Nutri-Force, including the potential sale of this subsidiary. In the event suitable terms related to a potential divestiture of Nutri-Force are negotiated, Company management is required to obtain approval from its Board of Directors in order to move forward with a transaction.
As of December 30, 2017, in accordance with ASC 360, Property, Plant and Equipment, the Company prepared a probability-weighted undiscounted cash flow estimate considering the likelihood of the possible outcomes in order to assess the recoverability of the net assets of Nutri-Force. The results of this analysis demonstrated that the probability-weighted undiscounted cash flows associated with the possible outcomes exceeded the carrying value of the net assets of Nutri-Force, which are classified as held and used until management obtains approval from its Board of Directors.
If a sale of Nutri-Force were to occur, the negotiated terms could result in a material change from the probability-weighted undiscounted cash flows used in the recoverability analysis, and could result in a loss being recognized by the Company for this transaction.
Indefinite-lived Intangible Asset. The Company's one indefinite-lived intangible asset is the Vitamin Shoppe tradename. On an annual basis, or whenever impairment indicators exist, we perform an evaluation of our tradename. In the absence of any impairment indicators, our tradename is tested in the fourth quarter of each fiscal year. The evaluation of our tradename may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the tradename is less than its carrying value. A quantitative evaluation is performed if the qualitative evaluation results in a more likely than not determination or if a qualitative evaluation is not performed. For the indefinite-lived tradename, we utilize the royalty relief method in our quantitative evaluations.
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

Our annual and interim impairment reviews require extensive use of accounting judgment and financial estimates. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. Future events could cause us to conclude that impairment indicators exist, and therefore that our tradename may be further impaired. The valuation of our tradename is affected by, among other things, our business plan for the future and estimated results of future operations. Changes in the business plan, operating results, or application of alternative assumptions that are different than the estimates used to develop the valuation of the asset may materially impact the valuation.

General Definitions for Operating Results
Net Sales consist of sales, net of sales returns, deferred sales, customer incentives and a provision for estimated future returns. Total comparable net sales include retail sales fulfilled in stores and direct to consumer sales. Sales generated by retail stores after 410 days of operation are included in comparable net sales. Sales to third parties of manufactured products generated by Nutri-Force are considered non-comparable sales.
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

Key Performance Indicators and Statistics
We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Net sales	$1,178,694	$1,289,243	$1,266,549
Decrease in total comparable net sales (1)	(6.5)%	(0.9)%	—%
Increase (Decrease) in comparable store net sales	(6.9)%	(1.5)%	0.1%
Increase (Decrease) in VS.com comparable net sales (2)	(12.3)%	7.3%	(6.5)%
Gross profit as a percent of net sales	30.3%	33.1%	33.1%
Income (loss) from operations	$(262,813)	$45,577	$88,993

(1)	Total comparable net sales are comprised of comparable fulfilled in retail store sales and direct to consumer sales.

(2)	VS.com comparable net sales excludes sales from third party marketplaces.
The following table shows the growth in our network of stores for Fiscal 2017, 2016 and 2015:

	Fiscal Year
	2017	2016	2015
Stores open at beginning of year	775	758	717
Stores opened	15	26	50
Stores closed	(5)	(9)	(9)
Stores open at end of year	785	775	758

Results of Operations
The information presented below is for the Fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015 and was derived from our audited consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the Fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015 as a percentage of net sales:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.7%	66.9%	66.9%
Gross profit	30.3%	33.1%	33.1%
Selling, general and administrative expenses	29.3%	26.4%	26.0%
Goodwill, intangible assets and store fixed-assets impairment charges	23.3%	3.1%	0.1%
Income (loss) from operations	(22.3)%	3.5%	7.0%
Interest expense, net	0.8%	0.7%	0.1%
Income (loss) before provision (benefit) for income taxes	(23.1)%	2.8%	6.9%
Provision (benefit) for income taxes	(1.7)%	0.9%	2.7%
Net income (loss)	(21.4)%	1.9%	4.2%
Figures may not sum due to rounding.
The results of operations presented for the Fiscal years ended December 30, 2017 and December 26, 2015 are each based on a 52-week period ("Fiscal 2017" and "Fiscal 2015"). The results of operations presented for the Fiscal year ended December 31, 2016 are based on a 53-week period ("Fiscal 2016").

Fiscal 2017 Compared to Fiscal 2016
The following tables summarize our results of operations for Fiscal 2017 and Fiscal 2016 (in thousands):

	Fiscal Years Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
Net sales	$1,178,694	$1,289,243	$(110,549)	(8.6)%
Cost of goods sold	821,137	862,887	(41,750)	(4.8)%
Cost of goods sold as % of net sales	69.7%	66.9%
Gross profit	357,557	426,356	(68,799)	(16.1)%
Gross profit as % of net sales	30.3%	33.1%
Selling, general and administrative expenses	345,494	340,752	4,742	1.4%
SG&A expenses as % of net sales	29.3%	26.4%
Goodwill, intangible assets and store fixed-asset impairment charges	274,876	40,027	234,849	nm
Goodwill, intangible assets and store fixed-asset impairment charges as % of net sales	23.3%	3.1%
Income (loss) from operations	(262,813)	45,577	(308,390)	nm
Income (loss) from operations as % of net sales	(22.3)%	3.5%
Interest expense, net	9,701	9,523	178	1.9%
Income (loss) before provision (benefit) for income taxes	(272,514)	36,054	(308,568)	nm
Provision (benefit) for income taxes	(20,363)	11,090	(31,453)	nm
Net income (loss)	$(252,151)	$24,964	$(277,115)	nm

nm - not meaningful
Net Sales
The decrease in net sales was primarily due to the decrease in total comparable net sales of $78.8 million, or 6.5%, and the 53rd week sales of $20.2 million in Fiscal 2016. On a 52 week basis, the decrease in net sales was primarily the result of decreases in Sports Nutrition product categories of $48.6 million and Nutri-Force net merchandise sales to third parties of $17.2 million.
Net sales for our two business segments, as well as a discussion of the changes in each segment’s net sales from the comparable prior year period, are provided below (in thousands):

	Fiscal Years Ended
	December 30, 2017	December 31, 2016 *	$ Change	% Change
Net Sales:
Retail (a)	$1,146,500	$1,239,226	$(92,726)	(7.5)%
Manufacturing (b)	81,607	87,684	(6,077)	(6.9)%
Segment net sales	1,228,107	1,326,910	(98,803)	(7.4)%
Elimination of intersegment revenues	(49,413)	(37,667)	(11,746)	31.2%
Total net sales	$1,178,694	$1,289,243	$(110,549)	(8.6)%

* Prior period has been revised to present the Company's new reportable segments.

(a)
The change in retail sales resulted from a decrease in our total comparable net sales of $78.8 million, or 6.5% and the 53rd week sales of $19.6 million in Fiscal 2016 partially offset by an increase in our total non-comparable sales of $5.7 million. The decrease in total comparable net sales was primarily due to lower sales in the Sports Nutrition product categories.

(b)
Manufacturing sales reflect a decrease in product manufactured for third parties of $17.8 million partially offset by an increase of $11.7 million in product manufactured for the Vitamin Shoppe assortment. Manufacturing sales in the 53rd week of Fiscal 2016 were $1.2 million of which $0.6 million was product manufactured for the Vitamin Shoppe assortment and $0.6 million was product manufactured for third parties.

Cost of Goods Sold
The dollar decrease of cost of goods sold was primarily due to the decrease in sales, including sales from the 53rd week of Fiscal 2016. Cost of goods sold as a percentage of net sales increased 1.2% due to supply chain costs, 1.1% of deleverage of retail occupancy costs and 0.5% related to Nutri-Force. Cost of goods sold for Fiscal 2017 includes $7.2 million of restructuring costs related to the turnaround of Nutri-Force and $2.8 million for the closing of our North Bergen, New Jersey distribution center and for Fiscal 2016 includes $0.4 million related to Super Supplements conversion costs and Canada stores closing costs.
Selling, General and Administrative Expenses

	Fiscal Years Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$137,941	$135,722	$2,219	1.6%
Store Payroll & benefit as % of net sales	11.7%	10.5%
Advertising and Promotion (b)	27,283	21,897	5,386	24.6%
Advertising & promotion as % of net sales	2.3%	1.7%
Other SG&A (c)	180,270	183,133	(2,863)	(1.6)%
Other SG&A as % of net sales	15.3%	14.2%
Total SG&A Expenses	$345,494	$340,752	$4,742	1.4%

(a)	Store payroll and benefits increased primarily due to an increase in average wage rate and higher health insurance costs.

(b)	Advertising and promotion expenses increased primarily due to higher retail expenditures focused on improving customer acquisition trends as a result of the competitive environment in our industry.

(c)
Other selling, general and administrative expenses in Fiscal 2017 includes Nutri-Force turnaround costs of $5.1 million and costs related to the closing of our North Bergen, New Jersey distribution center of $0.3 million and Fiscal 2016 included outside consulting costs relating to a project to identify and implement cost reduction opportunities of $3.8 million, costs related to the closing of the Canada stores of $2.1 million, Super Supplements conversion costs of $1.3 million and reinvention strategy costs of $0.5 million.

Goodwill, Intangible Assets and Store Fixed-Asset Impairment Charges

Fiscal 2017 includes impairment charges on the goodwill of the retail segment of $210.6 million, an impairment charge related to the Vitamin Shoppe tradename of $59.4 million and impairment charges on the fixed assets of retail stores of $4.8 million. Fiscal 2016 includes an impairment charge on the goodwill of the manufacturing segment of $32.6 million, an impairment charge on the customer relationships intangible asset of the manufacturing segment of $6.6 million and impairment charges on the fixed assets of retail stores of $0.8 million. For additional information, refer to Note 4., "Goodwill and Intangible Assets" to our consolidated financial statements included in this Annual Report on Form 10-K.

Income (Loss) from Operations
Operating income (loss) for our two business segments are provided below (in thousands):

	Fiscal Years Ended
	December 30, 2017	December 31, 2016 *	$ Change	% Change
Income (loss) from operations:
Retail (a)	$85,016	$148,552	$(63,536)	(42.8)%
% of net sales	7.4%	12.0%
Manufacturing (b)	(18,305)	(44,223)	25,918	(58.6)%
% of net sales	(22.4)%	(50.4)%
Corporate costs (c)	(329,524)	(58,752)	(270,772)	nm
% of net sales	(28.0)%	(4.6)%
Income (loss) from operations	$(262,813)	$45,577	$(308,390)	nm

* Prior period has been revised to present the Company's new reportable segments.

nm - not meaningful

(a)
The decrease in retail income from operations as a percentage of sales is primarily due to supply chain deleverage of 1.2%, occupancy deleverage of 1.1%, store payroll and benefits of 1.1%, advertising and promotion expenses of 0.7% and store impairment charges of 0.4%.

(b)
The loss from operations of the manufacturing segment increased approximately $1.0 million after considering Fiscal 2017 includes Nutri-Force turnaround costs of $12.3 million and Fiscal 2016 includes impairment charges of $32.6 million on goodwill and $6.6 million on the customer relationships intangible asset of Nutri-Force.

(c)
Corporate costs in Fiscal 2017 includes goodwill impairment charges of $210.6 million and a tradename impairment charge of $59.4 million and corporate costs in Fiscal 2016 included outside consulting costs relating to a project to identify and implement cost reduction opportunities of $3.8 million and reinvention strategy costs of $0.5 million.

Interest Expense, Net
The increase in interest expense, net was primarily due to an increase in borrowing activity on the Revolving Credit Facility in Fiscal 2017 as compared to Fiscal 2016.

Provision (Benefit) for Income Taxes
The effective provision (benefit) tax rate for Fiscal 2017 was (7.5%), compared to 30.8% for Fiscal 2016. The change in the effective tax rate is primarily due to the non-deductible portion of the goodwill impairment charges and $15.3 million of tax expense resulting from the change in valuation of deferred tax assets and liabilities under the Tax Cut and Jobs Act of 2017. The effective tax rate in Fiscal 2016 included a $3.0 million tax benefit resulting from the write-off of the Canada investment.

Fiscal 2016 Compared To Fiscal 2015
The following tables summarize our results of operations for Fiscal 2016 and Fiscal 2015 (in thousands):

	Fiscal Years Ended
	December 31, 2016	December 26, 2015	$ Change	% Change
Net sales	$1,289,243	$1,266,549	$22,694	1.8%
Cost of goods sold	862,887	847,634	15,253	1.8%
Cost of goods sold as % of net sales	66.9%	66.9%
Gross profit	426,356	418,915	7,441	1.8%
Gross profit as % of net sales	33.1%	33.1%
Selling, general and administrative expenses	340,752	328,745	12,007	3.7%
SG&A expenses as % of net sales	26.4%	26.0%
Goodwill, intangible assets and store fixed-asset impairment charges	40,027	1,177	38,850	nm
Goodwill, intangible assets and store fixed-asset impairment charges as % of net sales	3.1%	0.1%
Income from operations	45,577	88,993	(43,416)	(48.8)%
Income from operations as % of net sales	3.5%	7.0%
Interest expense, net	9,523	1,105	8,418	nm
Income before provision for income taxes	36,054	87,888	(51,834)	(59.0)%
Provision for income taxes	11,090	34,717	(23,627)	(68.1)%
Net income	$24,964	$53,171	$(28,207)	(53.0)%
nm - not meaningful

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
Net sales for our two business segments, as well as a discussion of the changes in each segment’s net sales from the comparable prior year period, are provided below (in thousands):

	Fiscal Years Ended
	December 31, 2016 *	December 26, 2015 *	$ Change	% Change
Net Sales:
Retail (a)	$1,239,226	$1,209,948	$29,278	2.4%
Manufacturing (b)	87,684	91,159	(3,475)	(3.8)%
Segment net sales	1,326,910	1,301,107	25,803	2.0%
Elimination of intersegment revenues	(37,667)	(34,558)	(3,109)	9.0%
Total net sales	$1,289,243	$1,266,549	$22,694	1.8%

* Prior periods have been revised to present the Company's new reportable segments.

(a)
The change in retail sales resulted from an increase in our total non-comparable net sales of $20.4 million and retail sales in the 53rd week of $19.6 million partially offset by a decrease in our total comparable net sales of $10.8 million, or 0.9%. The decrease in total comparable net sales was primarily driven by a decline in average transaction value and lower customer traffic.

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
Selling, General and Administrative Expenses

	Fiscal Years Ended
	December 31, 2016	December 26, 2015	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$135,722	$128,217	$7,505	5.9%
Store Payroll & benefit as % of net sales	10.5%	10.1%
Advertising and Promotion (b)	21,897	21,621	276	1.3%
Advertising & promotion as % of net sales	1.7%	1.7%
Other SG&A (c)	183,133	178,907	4,226	2.4%
Other SG&A as % of net sales	14.2%	14.1%
Total SG&A Expenses	$340,752	$328,745	$12,007	3.7%

(a)	Store payroll and benefits increased primarily due to the increase in head count added to operate new stores and an increase in the average wage rates.

(b)	Advertising and promotion as a percentage of net sales was flat. Higher retail expenditures and digital advertising was substantially offset by lower expenditures related to Nutri-Force.

(c)	Other selling, general and administrative expenses as a percentage of net sales were relatively flat.
Goodwill, Intangible Assets and Store Fixed-Asset Impairment Charges

Goodwill, intangible assets and store fixed-asset impairment charges increased primarily due to impairment charges of $32.6 million on goodwill and $6.6 million on the customer relationships intangible asset of Nutri-Force.

Income from Operations
Operating income (loss) for our two business segments are provided below (in thousands):

	Fiscal Years Ended
	December 31, 2016 *	December 26, 2015 *	$ Change	% Change
Income (loss) from operations:
Retail (a)	$148,552	$154,569	$(6,017)	(3.9)%
% of net sales	12.0%	12.8%
Manufacturing (b)	(44,223)	(1,977)	(42,246)	nm
% of net sales	(50.4)%	(2.2)%
Corporate costs (c)	(58,752)	(63,599)	4,847	(7.6)%
% of net sales	(4.6)%	(5.0)%
Income from operations	$45,577	$88,993	$(43,416)	(48.8)%

* Prior periods have been revised to present the Company's new reportable segments.

nm - not meaningful

(a)
Retail income from operations as a percentage of net sales decreased primarily due to 0.6% related to overhead costs, 0.4% from store payroll and benefits costs and 0.2% related to occupancy costs, partially offset by 0.5% improvement in product margin.

(b)
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

(c)
The year ended December 31, 2016 includes outside consulting costs relating to a project to identify and implement cost reduction opportunities of $3.8 million and outside consultants fees in connection with the Company's reinvention strategy of $0.5 million. The year ended December 26, 2015 includes management realignment charges of $3.4 million, outside consultants fees in connection with the Company's reinvention strategy of $2.7 million and integration costs related to the acquisition of Nutri-Force of $1.9 million, consisting primarily of professional fees.

Interest Expense, Net

The increase in interest expense, net was primarily due to the recognition of a full year of amortization of the debt discount and interest on the Convertible Notes in Fiscal 2016. The Convertible Notes were issued on December 9, 2015.

Provision for Income Taxes
The effective tax rate for Fiscal 2016 was 30.8%, compared to 39.5% for Fiscal 2015. The effective tax rate decreased primarily due to a $3.0 million tax benefit resulting from the write-off of the Canada investment.
Key Indicators of Liquidity and Capital Resources
The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	December 30, 2017	December 31, 2016
Balance Sheet Data:
Cash and cash equivalents	$1,985	$2,833
Working capital (a)	155,231	151,548
Total assets	488,753	734,184
Total debt (b)	140,327	133,371

(a) Working capital is total current assets minus total current liabilities.
(b) Total debt includes the outstanding balance on the Company's Revolving Credit Facility, the net balance of its Convertible Notes and its capital lease obligations.

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Other Information:
Depreciation and amortization of fixed and intangible assets	$39,204	$38,780	$38,495
Cash Flows Provided By (Used In):
Operating activities	$56,227	$93,373	$60,667
Investing activities	(55,448)	(40,359)	(39,430)
Financing activities	(1,662)	(65,304)	(18,428)
Effect of exchange rate changes on cash and cash equivalents	35	19	129
Net (decrease) increase in cash and cash equivalents	$(848)	$(12,271)	$2,938

Liquidity and Capital Resources
Historically, our primary uses of cash have been to fund working capital, operating expenses and capital expenditures related primarily to the build-out of new stores, the transformation of existing stores and information technology investments as well as to repurchase shares of our common stock. We have financed our requirements predominately through internally generated cash flow, supplemented with short-term financing. In Fiscal 2015, we issued $143.8 million of Convertible Notes to fund the repurchase of shares of our common stock. Refer to Note 7., “Credit Arrangements”, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our Revolving Credit Facility, will be sufficient to meet our working capital needs for the next twelve months, our store transformation growth plans, costs and investments related to our current initiatives, systems development, store improvements and interest payments on the Convertible Notes, as well as the repurchase of shares of our common stock and our Convertible Notes from time to time in negotiated or open market transactions subject to market conditions.
We invested $55.0 million in capital expenditures during Fiscal 2017, including costs for building new stores, transforming existing stores, information technology, the opening of our new distribution center and investments resulting from our current initiatives. During Fiscal 2018 we plan to spend approximately $30.0 million in capital expenditures, including costs for information technology, remodeling of existing stores and the build-out of corporate offices. We opened 15 new stores and closed 5 stores during Fiscal 2017. We plan to open two new stores in Fiscal 2018.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.
We were in compliance with all covenants relating to our Revolving Credit Facility and Convertible Notes as of December 30, 2017. We expect to be in compliance with these same covenants during Fiscal 2018 as well.
Cash Provided by Operating Activities
Net cash provided by operating activities was $56.2 million and $93.4 million during Fiscal 2017 and Fiscal 2016, respectively. The $37.1 million decrease in net cash flows from operating activities is primarily due to the decrease in net income before impairment charges.
Net cash provided by operating activities was $93.4 million and $60.7 million during Fiscal 2016 and Fiscal 2015 respectively. The $32.7 million increase in net cash flows from operating activities is primarily due to the timing of accounts payable disbursements and an increase in inventory purchases in Fiscal 2015 related primarily to the transition of Vitamin Shoppe production of private brands to Nutri-Force and the opening of new stores.
Cash Used in Investing Activities
Net cash used in investing activities was $55.4 million during Fiscal 2017 as compared to $40.4 million during Fiscal 2016. Capital expenditures during Fiscal 2017 were used primarily for the new distribution center, the transformation of existing stores and information technology investments. Capital expenditures during Fiscal 2016 were used primarily for the build-out of new stores, the remodeling of existing stores and information technology investments.
Net cash used in investing activities was $40.4 million during Fiscal 2016 as compared to $39.4 million during Fiscal 2015. Capital expenditures during Fiscal 2016 and 2015 were used primarily for the buildout of new stores, the remodeling of existing stores and information technology investments.
Cash Used in Financing Activities
Net cash used in financing activities was $1.7 million in Fiscal 2017 as compared to $65.3 million in Fiscal 2016. The $63.6 million decrease in cash used in financing activities is primarily due to a decrease in purchases of common stock under the Company's share repurchase programs.
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

Revolving Credit Facility
The terms of our Revolving Credit Facility, which were amended on May 9, 2017, extend through May 9, 2022, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 7., “Credit Arrangements”, to our consolidated financial statements included in this Annual Report on Form 10-K. As of December 30, 2017, the Company had $12.0 million of borrowings outstanding on its Revolving Credit Facility. The largest amount outstanding during Fiscal 2017 was $38.0 million. The unused available line of credit under the Revolving Credit Facility at December 30, 2017 was $74.4 million.
Convertible Notes
On December 9, 2015, the Company issued $143.8 million of its 2.25% Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company. Interest is payable on the Convertible Notes on June 1 and December 1 of each year until their maturity date of December 1, 2020. For additional information regarding the terms of our Convertible Notes, refer to Note 7., “Credit Arrangements”, to our consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations and Commercial Commitments
As of December 30, 2017, our lease commitments and contractual obligations were as follows (in thousands):

Fiscal year ending	Total	Operating Leases Real Estate (1)	Convertible Notes	Interest on Convertible Notes	Operating Leases Equipment	Capital Lease Obligations
2018	$128,238	$124,086	$—	$3,234	$360	$558
2019	114,221	110,121	—	3,234	308	558
2020	242,513	94,710	143,750	3,234	261	558
2021	81,964	81,384	—		166	414
2022	68,096	68,014	—	—	77	5
Thereafter	162,108	162,108	—	—	—	—
	$797,140	$640,423	$143,750	$9,702	$1,172	$2,093

(1)
Store operating leases included in the above table do not include contingent rent based upon sales volume. Operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 18.3% of our minimum lease obligations for Fiscal 2017.

We are not party to any long-term purchase commitments. Our typical merchandise purchase orders are generally performed upon within a four to six week period. However, as of December 30, 2017, we have an obligation, excluded from the above commitments, of approximately $11.1 million to purchase an agreed upon supply of our own branded merchandise and raw materials during Fiscal 2018 which has been produced by, and resides with, the applicable vendors.
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
Effects of Inflation
We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During Fiscal 2017, cost inflation was approximately 1%. During Fiscal 2018, we anticipate market driven cost inflation to be in the range of 0% to 2%. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.

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
Our Revolving Credit Facility carries a floating interest rate and, therefore, our statements of operations and our cash flows are exposed to changes in interest rates. As of December 30, 2017, there was $12.0 million of borrowings outstanding on our Revolving Credit Facility. At December 30, 2017, a hypothetical 10% change in the floating interest rate would have a de minimis impact on our consolidated financial statements.
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
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 30, 2017, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 30, 2017.
Management’s Report on Internal Control Over Financial Reporting
See Item 15. “Exhibits and Financial Statement Schedules” appearing at the end of this Annual Report on Form 10-K for Management’s Report on Internal Control Over Financial Reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2018, which is incorporated herein by reference under the captions “Proposal One – Election of Directors”, “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”.
Item 11.        Executive Compensation
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2018, which is incorporated herein by reference under the captions, “Director Compensation”, “Compensation Discussion and Analysis” and “Executive Compensation”.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2018, which is incorporated herein by reference under the captions “Security Ownership” and “Equity Compensation Plan Information”.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2018, which is incorporated herein by reference under the captions “Corporate Governance – Director Independence”, “Corporate Governance – Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Party Transactions, and Director Independence”.
Item 14.        Principal Accounting Fees and Services
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2018, which is incorporated herein by reference under the caption “Principal Accountant Fees and Services”.
PART IV
Item 15.        Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	The following consolidated financial statements listed below are filed as a separate section of this annual report on Form 10-K:
Management’s Reports and Reports of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016.
Consolidated Statements of Operations for the Fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015.
Consolidated Statements of Comprehensive Income (Loss) for the Fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015.
Consolidated Statements of Stockholders’ Equity for the Fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015.
Consolidated Statements of Cash Flows for the Fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015.
Notes to Consolidated Financial Statements for the Fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015.

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

4.1
Specimen certificate for shares of common stock, $0.01 par value, of Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 4.4 in Amendment No. 4 to our Registration Statement No. 333-160756 on Form S-1 filed on October 14, 2009 (File No. 333-160756))

4.2
Indenture, dated as of December 9, 2015, by and between Vitamin Shoppe, Inc. and Wilmington Trust, National Association. (Incorporated by reference to Exhibit 4.1 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.1
Base Convertible Bond Hedge Confirmation, dated as of December 3, 2015, by and between Vitamin Shoppe, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.2
Base Convertible Bond Hedge Confirmation, dated as of December 3, 2015, by and between Vitamin Shoppe, Inc. and J.P. Morgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.3
Base Warrant Confirmation, dated as of December 3, 2015, by and between Vitamin Shoppe, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.4
Base Warrant Confirmation, dated as of December 3, 2015, by and between Vitamin Shoppe, Inc. and J.P. Morgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.5 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.5
Additional Convertible Bond Hedge Confirmation, dated as of December 8, 2015, by and between Vitamin Shoppe, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.6 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.6
Additional Convertible Bond Hedge Confirmation, dated as of December 8, 2015, by and between Vitamin Shoppe, Inc. and J.P. Morgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.7 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.7
Additional Warrant Confirmation, dated as of December 8, 2015, by and between Vitamin Shoppe, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.8 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.8
Additional Warrant Confirmation, dated as of December 8, 2015, by and between Vitamin Shoppe, Inc. and J.P. Morgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.9 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.9
Amended and Restated Loan and Security Agreement, dated as of January 20, 2011, by and among Vitamin Shoppe Industries Inc. and VS Direct Inc., as Borrowers, Vitamin Shoppe, Inc., as Guarantor, the Lenders and Issuing Bank from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.2 in our Annual Report on Form 10-K filed on March 9, 2011 (File No. 001-34507))

10.10
First Amendment to Amended and Restated Loan and Security Agreement, dated as of January 10, 2013, by and among Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe Mariner, Inc., as Borrowers, each guarantor party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Agent, the Issuing Bank and a Lender. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.11
Second Amendment to Amended and Restated Loan and Security Agreement and First Amendment to Existing Guarantees, dated as of October 11, 2013, by and among Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., and Vitamin Shoppe Global, Inc., as Borrowers, each guarantor party thereto, and JPMorgan Chase Bank, N.A., as Agent. (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.12
Third Amendment to Amended and Restated Loan and Security Agreement, dated as of December 2, 2015, by and among Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., and Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins LLC, Betancourt Sports Nutrition, LLC, Vitamin Shoppe Procurement Services, Inc., as Borrowers, the guarantors parties thereto, the lenders parties thereto, and JPMorgan Chase Bank, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.13
Letter Agreement, dated as of January 29, 2016, by and among Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., and Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins LLC, Betancourt Sports Nutrition, LLC, Vitamin Shoppe Procurement Services, Inc., as Borrowers, the guarantors parties thereto, the lenders parties thereto, and JPMorgan Chase Bank, N.A., as Agent. (Incorporated by reference to Exhibit 10.13 in our Annual Report on Form 10-K filed on February 23, 2016 (File No. 001-34507))

10.14
Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of May 9, 2017, by and among itself, Vitamin Shoppe Industries Inc., Vitamin Shoppe Mariner, Inc., Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins, LLC, Betancourt Sports Nutrition, LLC, Vitamin Shoppe Procurement, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time parties thereto (Incorporated by reference to Exhibit 99.1 in our Current Report on Form 8-K filed on May 10, 2017 (File No. 001-34507))

10.15
Second Amended and Restated Intellectual Property Security Agreement, dated as of October 6, 2014, by and between Vitamin Shoppe Industries Inc., as Grantor and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on October 10, 2014 (File No. 001-34507))

10.16
Stock Pledge Agreement, dated as of September 25, 2009, by and between Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 99.6 in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02))

10.17
Amended and Restated Stock Pledge Agreement, dated as of October 11, 2013, by and between Vitamin Shoppe Industries Inc., as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.18
Stock Pledge Agreement, dated as of August 21, 2014, by and between Vitamin Shoppe Global, Inc., as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.19
Stock Pledge Agreement, dated as of August 21, 2014, by and between VS Hercules LLC, as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 10.4 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.20
Stock Pledge Agreement, dated as of August 21, 2014, by and between FDC Vitamins, LLC, as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 10.5 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.21
Guarantee of Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated as of September 25, 2009, of obligations of VS Direct Inc. under the Amended and Restated Loan and Security Agreement, as amended. (Incorporated by reference to Exhibit 99.8 in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02))

10.22

Guarantee of VS Direct Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated as of September 25, 2009, of obligations of Vitamin Shoppe Industries Inc. under the Amended and Restated Loan and Security Agreement, as amended. (Incorporated by reference to Exhibit 99.9 in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02))

10.23
Guarantee of Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc., dated as of January 10, 2013, of obligations of Vitamin Shoppe Mariner, Inc. under the Amended and Restated Loan Agreement, as amended. (Incorporated by reference to Exhibit 10.5 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.24
Guarantee of Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe Mariner, Inc., dated as of October 11, 2013, of the obligations of Vitamin Shoppe Global, Inc. under the Amended and Restated Loan Agreement, as amended. (Incorporated by reference to Exhibit 10.7 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.25
Guarantee, dated as of August 21, 2014, by Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins, LLC and Betancourt Sports Nutrition, LLC, of the obligations of one another under the Amended and Restated Loan Agreement, as amended. (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.26
Joinder Agreement, dated as of January 10, 2013, by and between Vitamin Shoppe Mariner, Inc., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.4 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.27
Joinder Agreement, dated as of October 11, 2013, by and between Vitamin Shoppe Global, Inc., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.6 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.28
Joinder Agreement, dated as of August 21, 2014, by and between VS Hercules LLC, FDC Vitamins, LLC, Betancourt Sports Nutrition, LLC, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.29
Joinder Agreement, dated as of March 20, 2015 by and between Vitamin Shoppe Procurement Services and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.29 in our Annual Report on Form 10-K filed on February 23, 2016 (File No. 001-34507))

10.30
Form of Indemnification Agreement by and among executive officer, Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.29 in Amendment No. 4 to our Registration Statement No. 333-160756 on Form S-1 filed on October 14, 2009 (File No. 333-160756))

10.31
Form of Indemnification Agreement by and among director, Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.30 in Amendment No. 4 to our Registration Statement No. 333-160756 on Form S-1 filed on October 14, 2009 (File No. 333-160756))

10.32
VS Parent, Inc. 2006 Stock Option Plan. * (Incorporated by reference to Exhibit 10.27 in Amendment No. 5 to our Registration Statement No. 333-160756 on Form S-1 filed on October 22, 2009 (File No. 333-160756))

10.33
Vitamin Shoppe 2009 Equity Incentive Plan Amended and Restated Through April 6, 2012 * (Incorporated by reference to Annex A of the Definitive Proxy Statement of Vitamin Shoppe, Inc. filed on April 12, 2012 (File No. 001-34507))

10.34	Amended 2009 Equity Incentive Plan* (Incorporated by reference to Annex A of the Definitive Proxy Statement of Vitamin Shoppe, Inc. filed on April 27, 2017 (File No. 001-34507))

10.35	Vitamin Shoppe 2010 Employee Stock Purchase Plan. * (Incorporated by reference to Exhibit 10.16 in our Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34507))

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

10.38
Vitamin Shoppe, Inc. Executive Severance Pay Policy, amended and restated effective as of March 4, 2016 (Incorporated by reference to Exhibit 10.01 in our Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-34507))

10.39
Employment and Non-Competition Agreement, dated as of September 9, 2009, among Richard Markee, VS Parent, Inc., VS Direct, Inc. Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.26 in Amendment No. 2 to our Registration Statement No. 333-160756 on Form S-1 filed on September 22, 2009 (File No. 333-160756))

10.40
Employment and Non-Competition Agreement, dated as of March 3, 2015, among Colin Watts and Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and all of their subsidiaries and affiliates. * (Incorporated by reference to Exhibit 99.2 in our Current Report on Form 8-K filed on March 4, 2015 (File No. 001-34507))

10.41
Lease Agreement, dated as of May 2, 2002, by and between Hartz Mountain Industries, Inc. and Vitamin Shoppe Industries Inc. (Incorporated by reference to Exhibit 10.22 in our Registration Statement No. 333-134983 on Form S-4 filed on June 13, 2006 (File No. 333-134983-02))

10.42
Lease Agreement, dated as of August 27, 2012, by and between CLF Ashland, LLC and Vitamin Shoppe Industries Inc. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on August 31, 2012 (File No. 001-34507))

10.43
Offer Letter, dated as of March 24, 2016 among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Brenda Galgano * (Incorporated by reference to Exhibit 10.03 in our Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-34507))

10.44
Separation Agreement, dated as of December 9, 2017, by and between Michael Beardall and Vitamin Shoppe Industries Inc.* (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on December 5, 2017 (File No. 34507))

10.45
Agreement, dated as of January 12, 2016, by and between the Company and Carlson Capital. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on January 12, 2016 (File No. 001-34507))

10.46
Agreement, dated as of February 21, 2017, by and among Vitamin Shoppe, Inc. and Carlson Capital (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on February 21, 2017 (File No. 001-34507))

10.47
Lease Agreement dated as of December 21, 2016, by and between Vitamin Shoppe Procurement Services, Inc. and Coldwater Industrial Associates 3, LLC (Incorporated by reference to Exhibit 10.65 in our Annual Report on Form 10-K filed on March 1, 2017 (File No. 001-34507))

10.48
Offer Letter, dated as of June 6, 2016, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Jason Reiser * (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on June 16, 2016 (File No. 001-34507))

10.49	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.06 in our Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-34507))

10.50	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.07 in our Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-34507))

10.51	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.08 in our Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-34507))

10.52	Form of Restricted Cash Award Agreement* (Filed herewith)

10.53	Form of Performance Cash Award Agreement* (Filed herewith)

21.1	Subsidiaries of the Registrant. (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (Filed herewith )

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (Filed herewith )

101

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016; (b) Consolidated Statements of Operations for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015; (c) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015; (d) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015; (e) Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015; and (f) Notes to Consolidated Financial Statements for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015.

* Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2018.

VITAMIN SHOPPE, INC.

By:	/s/ Colin Watts
Colin Watts Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ Alexander W. Smith	Executive Chairman, Director	February 27, 2018
Alexander W. Smith

By:	/s/ Colin Watts	Chief Executive Officer, Director (Principal Executive Officer)	February 27, 2018
Colin Watts

By:	/s/ Brenda Galgano	EVP, Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2018
Brenda Galgano

By:	/s/ B. Michael Becker	Director	February 27, 2018
B. Michael Becker

By:	/s/ John D. Bowlin	Director	February 27, 2018
John D. Bowlin

By:	/s/ Deborah M. Derby	Director	February 27, 2018
Deborah M. Derby

By:	/s/ Tracy Dolgin	Director	February 27, 2018
Tracy Dolgin

By:	/s/ David H. Edwab	Director	February 27, 2018
David H. Edwab

By:	/s/ Guillermo G. Marmol	Director	February 27, 2018
Guillermo G. Marmol

By:	/s/ Beth M. Pritchard	Director	February 27, 2018
Beth M. Pritchard

By:	/s/ Timothy J. Theriault	Director	February 27, 2018
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2017. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published in 2013. Based on this assessment, management has determined that, as of December 30, 2017, our internal control over financial reporting is effective based on those criteria.
The Company’s internal control over financial reporting as of December 30, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.
February 27, 2018

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
February 27, 2018

/s/ Colin Watts	/s/ Brenda Galgano
Colin Watts	Brenda Galgano
Chief Executive Officer	EVP and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vitamin Shoppe, Inc.
Secaucus, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vitamin Shoppe, Inc. and Subsidiary (the "Company") as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2017, of the Company and our report dated February 27, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vitamin Shoppe, Inc.
Secaucus, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vitamin Shoppe, Inc. and Subsidiary (the "Company") as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 30, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 27, 2018

We have served as the Company's auditor since 1997.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,985	$2,833
Accounts receivable, net of allowance of $827 and $1,061 in 2017 and 2016, respectively	3,435	7,367
Inventories	234,400	241,736
Prepaid expenses and other current assets	39,634	33,717
Total current assets	279,454	285,653
Property and equipment, net	150,033	139,132
Goodwill	—	210,633
Other intangibles, net	19,417	79,489
Deferred taxes	37,278	16,847
Other long-term assets	2,571	2,430
Total assets	$488,753	$734,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$12,000	$11,000
Accounts payable	46,945	65,606
Deferred sales	5,710	5,209
Accrued expenses and other current liabilities	59,568	52,290
Total current liabilities	124,223	134,105
Convertible notes, net	126,415	120,874
Deferred rent	40,832	37,489
Other long-term liabilities	1,916	1,720
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at December 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 24,220,509 shares issued and 24,021,948 shares outstanding at December 30, 2017, and 23,585,240 shares issued and 23,424,055 shares outstanding at December 31, 2016	242	236
Additional paid-in capital	88,823	80,727
Treasury stock, at cost; 198,561 shares at December 30, 2017 and 161,185 shares at December 31, 2016	(7,010)	(6,430)
Retained earnings	113,312	365,463
Total stockholders’ equity	195,367	439,996
Total liabilities and stockholders’ equity	$488,753	$734,184
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Net sales	$1,178,694	$1,289,243	$1,266,549
Cost of goods sold	821,137	862,887	847,634
Gross profit	357,557	426,356	418,915
Selling, general and administrative expenses	345,494	340,752	328,745
Goodwill, intangible assets and store fixed-assets impairment charges	274,876	40,027	1,177
Income (loss) from operations	(262,813)	45,577	88,993
Interest expense, net	9,701	9,523	1,105
Income (loss) before provision (benefit) for income taxes	(272,514)	36,054	87,888
Provision (benefit) for income taxes	(20,363)	11,090	34,717
Net income (loss)	$(252,151)	$24,964	$53,171
Weighted average common shares outstanding
Basic	23,137,977	23,875,540	28,954,804
Diluted	23,137,977	24,067,686	29,203,429
Net income (loss) per common share
Basic	$(10.90)	$1.05	$1.84
Diluted	$(10.90)	$1.04	$1.82
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Net income (loss)	$(252,151)	$24,964	$53,171
Other comprehensive income:
Foreign currency translation adjustments	—	60	23
Other comprehensive income	—	60	23
Comprehensive income (loss)	$(252,151)	$25,024	$53,194
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Shares	Amounts	Shares	Amounts				Total
Balance at December 27, 2014	30,106,337	$301	(57,456)	$(2,695)	$267,083	$(83)	$287,328	$551,934
Comprehensive income	—	—	—	—	—	23	53,171	53,194
Equity compensation	—	—	—	—	5,402	—	—	5,402
Issuance of restricted shares	271,716	3	—	—	(3)	—	—	—
Issuance of shares	5,184	—	—	—	167	—	—	167
Purchases of treasury stock	—	—	(62,678)	(2,530)	—	—	—	(2,530)
Purchases of shares under Share Repurchase Programs	(4,328,055)	(43)	—	—	(146,065)	—	—	(146,108)
Cancellation of restricted shares	(145,117)	(2)	—	—	2	—	—	—
Issuance of shares under employee stock purchase plan	27,187	—	—	—	892	—	—	892
Exercises of stock options	56,463	1	—	—	1,351	—	—	1,352
Equity portion of convertible notes, net	—	—	—	—	24,948	—	—	24,948
Bond hedge purchase	—	—	—	—	(26,407)	—	—	(26,407)
Warrant sale	—	—	—	—	12,966	—	—	12,966
Tax benefits on exercise of equity awards	—	—	—	—	(509)	—	—	(509)
Balance at December 26, 2015	25,993,715	260	(120,134)	(5,225)	139,827	(60)	340,499	475,301
Comprehensive income	—	—	—	—	—	60	24,964	25,024
Equity compensation	—	—	—	—	6,380	—	—	6,380
Issuance of restricted shares	196,777	2	—	—	(2)	—	—	—
Issuance of shares	11,942	—	—	—	333	—	—	333
Purchases of treasury stock	—	—	(41,051)	(1,205)	—	—	—	(1,205)
Purchases of shares under Share Repurchase Programs	(2,552,556)	(26)	—	—	(65,985)	—	—	(66,011)
Cancellation of restricted shares	(103,362)	(1)	—	—	1	—	—	—
Issuance of shares under employee stock purchase plan	33,442	1	—	—	822	—	—	823
Exercises of stock options	5,282	—	—	—	90	—	—	90
Tax benefits on exercise of equity awards	—	—	—	—	(739)	—	—	(739)
Balance at December 31, 2016	23,585,240	236	(161,185)	(6,430)	80,727	—	365,463	439,996
Comprehensive loss	—	—	—	—	—	—	(252,151)	(252,151)

Equity compensation	—	—	—	—	6,122	—	—	6,122
Issuance of restricted shares	607,161	6	—	—	(6)	—	—	—
Purchases of treasury stock	—	—	(37,376)	(580)	—	—	—	(580)
Cancellation of restricted shares	(140,391)	(2)	—	—	2	—	—	—
Issuance of shares under employee stock purchase plan	68,499	1	—	—	468	—	—	469
Exercises of stock options	100,000	1	—	—	1,510	—	—	1,511
Balance at December 30, 2017	24,220,509	$242	(198,561)	$(7,010)	$88,823	$—	$113,312	$195,367
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Cash flows from operating activities:
Net income (loss)	$(252,151)	$24,964	$53,171
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	39,204	38,780	38,495
Impairment charges on goodwill	210,633	32,636	—
Impairment charges on intangible assets	59,405	6,594	—
Impairment charges on fixed assets	6,658	797	1,177
Contingent consideration for acquisition of FDC Vitamins, LLC	—	—	(959)
Amortization of deferred financing fees	898	957	237
Amortization of debt discount on convertible notes	4,781	4,690	223
Deferred income taxes	(19,834)	(13,683)	(1,364)
Deferred rent	(2,431)	(3,226)	(2,294)
Equity compensation expense	6,122	6,292	5,491
Issuance of shares for services rendered	—	333	167
Tax benefits on exercises of equity awards	1,017	739	509
Changes in operating assets and liabilities:
Accounts receivable	3,932	70	2,939
Inventories	10,460	(13,078)	(38,284)
Prepaid expenses and other current assets	(5,916)	(8,521)	3,889
Other long-term assets	(598)	116	(139)
Accounts payable	(15,595)	26,522	(3,709)
Deferred sales	501	(15,277)	(2,011)
Accrued expenses and other current liabilities	7,047	2,921	394
Other long-term liabilities	2,094	747	2,735
Net cash provided by operating activities	56,227	93,373	60,667
Cash flows from investing activities:
Capital expenditures	(55,020)	(40,068)	(39,403)
Acquisition of FDC Vitamins, LLC	—	—	487
Trademarks and other intangible assets	(428)	(291)	(514)
Net cash used in investing activities	(55,448)	(40,359)	(39,430)
Cash flows from financing activities:
Borrowings under revolving credit facility	118,000	82,000	47,000
Repayments of borrowings under revolving credit facility	(117,000)	(79,000)	(47,000)
Proceeds from issuance of convertible notes	—	—	143,750
Debt issuance costs on convertible notes	—	(2)	(4,593)
Bond hedge purchase	—	—	(26,407)
Proceeds from sale of warrants	—	—	12,966
Contingent consideration payment for acquisition of FDC Vitamins, LLC	—	—	(4,041)
Bank overdraft	(3,265)	(1,041)	6,973

Payments of capital lease obligations	(451)	(207)	(80)
Proceeds from exercises of common stock options	1,511	90	1,352
Issuance of shares under employee stock purchase plan	469	823	892
Purchases of treasury stock	(580)	(1,205)	(2,530)
Purchases of shares under Share Repurchase Programs	—	(66,011)	(146,108)
Tax benefits on exercises of equity awards	—	(739)	(509)
Deferred financing fees and other	(346)	(12)	(93)
Net cash used in financing activities	(1,662)	(65,304)	(18,428)
Effect of exchange rate changes on cash and cash equivalents	35	19	129
Net increase (decrease) in cash and cash equivalents	(848)	(12,271)	2,938
Cash and cash equivalents beginning of year	2,833	15,104	12,166
Cash and cash equivalents end of year	$1,985	$2,833	$15,104
Supplemental disclosures of cash flow information:
Interest paid	$3,953	$3,715	$440
Income taxes paid	$6,610	$33,655	$33,659
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$4,457	$4,630	$7,497
Assets acquired under capital leases	$891	$1,589	$—
Assets acquired under tenant incentives	$2,986	$—	$—
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
The consolidated financial statements for the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015 include the accounts of VSI and Subsidiary. All intercompany transactions and balances have been eliminated in consolidation.
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
Accounts Receivable—Through FDC Vitamins, LLC d/b/a Nutri-Force Nutrition (“Nutri-Force”), a subsidiary of Industries, the Company sells product to third-party wholesale customers. The Company monitors the financial condition of its third-party wholesale customers and establishes an allowance for doubtful accounts for balances estimated to be uncollectible. In addition, customer allowances including promotional discounts and allowances are provided to wholesale customers based on various contract terms and are recorded as a reduction to revenue.
The following table details the activity and balances for the Company’s customer allowances for the years ended December 30, 2017, December 31, 2016 and December 26, 2015 (in thousands):

	Balance at Beginning of Fiscal Year	Additions	Deductions	Balance at End of Fiscal Year
Period Ended December 30, 2017	$1,061	$2,919	$(3,153)	$827
Period Ended December 31, 2016	$897	$3,097	$(2,933)	$1,061
Period Ended December 26, 2015	$1,883	$2,752	$(3,738)	$897
Inventories—Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method. Finished goods inventory includes costs of freight on internally transferred merchandise, and costs associated with our buying department and distribution facilities, as well as manufacturing overhead which are capitalized into inventory and then expensed as merchandise is sold. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from certain of our vendors. The Company estimates losses for expiring inventory and the net realizable value of inventory based on when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products, consideration is given to such factors as the amount of inventory on hand, the remaining shelf life, current and expected market conditions, historical trends and the likelihood of recovering the inventory costs based on anticipated demand. The following table details the activity and balances for the Company’s reserve for inventory for the years ended December 30, 2017, December 31, 2016 and December 26, 2015 (in thousands):

	Balance at Beginning of Fiscal Year	Amounts Charged to Cost of Goods Sold	Write-Offs Against Reserves	Balance at End of Fiscal Year
Fiscal Year Ended December 30, 2017	$8,613	$23,092	$(25,169)	$6,536
Fiscal Year Ended December 31, 2016	$7,253	$11,067	$(9,707)	$8,613
Fiscal Year Ended December 26, 2015	$5,797	$11,088	$(9,632)	$7,253
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
During Fiscal 2017, the Company performed quantitative analyses of its retail reporting unit and determined the carrying value of the retail reporting unit exceeded its fair value, resulting in an impairment of the corresponding goodwill of $210.6 million and an impairment charge on the Vitamin Shoppe tradename of $59.4 million. Refer to Note 4. Goodwill and Intangible Assets for additional information.
During Fiscal 2016, the Company performed quantitative analyses of its manufacturing reporting unit and determined the carrying value of the manufacturing reporting unit exceeded its fair value, which resulted in the write-off of the corresponding goodwill of $32.6 million and the customer relationship intangible asset of $6.6 million. Refer to Note 4. Goodwill and Intangible Assets for additional information.
There have been no impairment charges related to goodwill or other intangibles during Fiscal 2015, or in prior years.
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
Revenue Recognition—The Company recognizes revenue when merchandise is sold “at point of sale” in retail stores or upon delivery to a customer. In addition, shipping fees billed to customers are classified as sales. Amount recognized as shipping revenue during Fiscal 2017, Fiscal 2016 and Fiscal 2015, were $2.2 million, $2.2 million and $2.0 million respectively. Nutri-Force sells product primarily to our retail segment and to third-party customers. Wholesale revenue is recognized when risk of loss, title and insurable risks have transferred to the customer, net of estimated returns and allowances. To arrive at net sales, gross sales are reduced by deferred sales, customer discounts, actual customer returns and a provision for estimated future customer returns, which is based on management’s review of historical and current customer returns. Sales taxes collected from customers are presented on a net basis and as such are excluded from revenue.
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
Vendor Allowances—Vendor allowances include discounts, allowances and rebates received from vendors and are based on various contract terms. Vendor allowances are recognized as either purchase discounts which represent a reduction of product cost, funding which is capitalized into inventory and recognized in the statement of operations as the merchandise is sold, or direct offset which represents funding subject to immediate recognition in the statement of operations, depending on the nature of the allowance.
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
Advertising Costs—The costs of advertising for online marketing arrangements, magazines, direct mail and radio are expensed as incurred, or the first time the advertising takes place. Advertising expense was $27.3 million, $21.9 million and $21.6 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
Online Marketing Arrangements—The Company has entered into online marketing arrangements with various online companies. These agreements are established for periods of 24 months, 12 months or, in some cases, a lesser period and generally provide for compensation based on revenue sharing upon the attainment of stipulated revenue amounts, a percentage of the media expenditure managed by the online partner, or based on the number of visitors that the online company refers to the Company. The Company had no fixed payment commitments during Fiscal 2017, Fiscal 2016 and Fiscal 2015.
Income Taxes—Deferred income tax assets and liabilities are recorded in accordance with the liability method. Deferred income taxes have been provided for temporary differences between the tax bases and financial reporting bases of the Company’s assets and liabilities using the tax rates and laws in effect for the periods in which the differences are expected to reverse.
The Tax Cut and Jobs Act of 2017 was enacted on December 22, 2017, reducing the statutory federal income tax rate from 35% to 21%, effective January 1, 2018. As required, the Company determined a reasonable estimate for certain effects of tax reform and recorded that estimate as a provisional amount. Refer to Note 8. Income Taxes for additional information.
The Company accounts for tax positions based on the provisions of the accounting literature related to accounting for uncertainty in income tax positions. Such literature provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For tax positions that are not more likely than not sustainable upon audit, the Company recognizes the largest amount of the benefit that is more likely than not to be sustained. The Company makes estimates of the potential liability based on our assessment of all potential tax exposures. In addition, the Company uses factors such as applicable tax laws and regulations, current information and past experience with similar issues to make these assessments. The tax positions are analyzed regularly and adjustments are made as events occur that warrant adjustments for those positions. These tax positions were not significant for Fiscal 2017, 2016 and 2015. The Company records interest expense and penalties payable to relevant tax authorities as income tax expense.
Concentrations of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, include debit and credit card processors of retail transactions as well as accounts receivable from wholesale customers. Accounts receivable from debit and credit card processors, included in prepaid expenses and other current assets on the consolidated balance sheets, totaled $10.7 million at December 30, 2017 and $10.6 million at December 31, 2016. As of December 30, 2017 and December 31, 2016, five customers represented approximately 67% and 58%, respectively, of the accounts receivable from wholesale customers.
The Company had two suppliers from whom we purchased at least 5% of our merchandise during Fiscal 2017 and 2015, and one supplier from whom we purchased at least 5% of our merchandise during Fiscal 2016. We purchased approximately 15% of our total merchandise from these suppliers during Fiscal 2017, approximately 11% during Fiscal 2016 and 17% during Fiscal 2015.
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

Net Income (Loss) Per Share—The Company’s basic net income (loss) per share excludes the dilutive effect of stock options, unvested restricted shares, unvested performance share units and unvested restricted share units. It is based upon the weighted average number of common shares outstanding during the period divided into net income (loss).
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
The components of the calculation of basic net income (loss) per common share and diluted net income (loss) per common share are as follows (in thousands except share and per share data):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Numerator:
Net income (loss)	$(252,151)	$24,964	$53,171
Denominator:
Basic weighted average common shares outstanding	23,137,977	23,875,540	28,954,804
Effect of dilutive securities (a):
Stock options	—	68,272	97,114
Restricted shares	—	115,287	150,353
Performance share units	—	7,173	—
Restricted share units	—	1,414	1,158
Diluted weighted average common shares outstanding	23,137,977	24,067,686	29,203,429
Basic net income (loss) per common share	$(10.90)	$1.05	$1.84
Diluted net income (loss) per common share	$(10.90)	$1.04	$1.82
(a) For Fiscal 2017, due to a loss for the period, no incremental shares are included because the effect would be anti-dilutive.
Securities for the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015 for 657,823, 24,140 and 48,538 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.
The Company has the intent and ability to settle the principal portion of its Convertible Notes in cash, and as such, has applied the treasury stock method, which has resulted in the underlying convertible shares, and related warrants, being anti-dilutive in Fiscal 2017, 2016 and 2015 as the Company’s average stock price from the date of issuance of the Convertible Notes through December 30, 2017 was less than the conversion price as well as less than the strike price of the warrant transaction. Refer to Note 7. Credit Arrangements for additional information on the Convertible Notes.
Recent Accounting Pronouncements— Except as noted below, the Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on its results of operations, financial condition, or cash flows, based on current information.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 for public companies and early adoption of ASU 2014-09 is permitted for public companies for annual reporting periods beginning after December 15, 2016. The Company has completed the assessment of each of its performance obligations, has developed processes to identify and analyze its contract assets and contract liabilities and to compile the information necessary to comply with the related disclosure requirements. Based on this assessment, the Company will apply the modified retrospective method for the transition to ASU 2014-09 and no adjustments to the opening balance of retained earnings for Fiscal 2018 will be required to be recorded under this guidance.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 addresses simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-09 prospectively in the first quarter of Fiscal 2017. All excess tax benefits and deficiencies in the current and future periods will be recognized in income tax expense in the Company's consolidated statements of operations in the reporting period in which they occur. This will result in increased volatility in the Company's effective tax rate. For Fiscal 2017, the Company recognized discrete tax expense related to the excess tax deficiencies from stock-based compensation of $1.0 million.
3. Inventories
The components of inventories are as follows (in thousands):

	December 30, 2017	December 31, 2016
Finished goods	$221,381	$222,046
Work-in-process	4,436	7,566
Raw materials	8,583	12,124
	$234,400	$241,736
4. Goodwill and Intangible Assets
The following table discloses the carrying value of all intangible assets (in thousands):

	December 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges (1)	Net	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges (1)	Net
Intangible assets:
Goodwill	$243,269	$—	$243,269	$—	$243,269	$—	$32,636	$210,633
Tradenames - Indefinite-lived	68,405	—	59,405	9,000	68,405	—	—	68,405
Brands	10,000	1,991	—	8,009	10,000	1,435	—	8,565
Customer relationships	7,500	906	6,594	—	7,500	906	6,594	—
Tradenames - Definite-lived	5,392	3,352	—	2,040	4,964	3,073	—	1,891
Software	1,300	932	—	368	1,300	672	—	628
	$335,866	$7,181	309,268	$19,417	$335,438	$6,086	$39,230	$290,122

(1)
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
In the fourth quarter of Fiscal 2016, the Company recorded impairment charges on goodwill of $32.6 million and on the customer relationships intangible asset of $6.6 million. Both of these charges were on the intangible assets of the manufacturing reporting unit.
There have been no impairment charges related to goodwill or other intangibles during Fiscal 2015, or in prior years.
Total goodwill impairment charges during Fiscal 2017 were $210.6 million, of which $177.2 million is not deductible for income tax purposes, as reflected in the effective tax rate benefit for the fiscal year ended December 30, 2017. In addition, the tradename impairment charge of $59.4 million and the tax deductible portion of the goodwill impairment charges of $33.4 million resulted in an increase to the Company's net deferred tax assets of $23.7 million for the fiscal year ended December 30, 2017.
Intangible amortization expense for Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $1.1 million, $1.5 million and $2.3 million, respectively.
The useful lives of the Company’s definite-lived intangible assets are between 5 years to 18 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at December 30, 2017, is as follows (in thousands):

Fiscal 2018	$1,089
Fiscal 2019	958
Fiscal 2020	850
Fiscal 2021	850
Fiscal 2022	850
Thereafter	5,820
$10,417

5. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 30, 2017	December 31, 2016
Leasehold improvements	$183,657	$173,216
Furniture, fixtures and equipment	205,738	184,786
Software	98,359	78,089
	487,754	436,091
Less: accumulated depreciation and amortization	(341,396)	(305,777)
Subtotal	146,358	130,314
Construction in progress	3,675	8,818
	$150,033	$139,132

Depreciation and amortization expense on property and equipment for the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015 was approximately $38.1 million, $37.3 million and $36.1 million, respectively. The Company recognized store impairment charges of $4.8 million during Fiscal 2017 on fixed assets related to 34 of its underperforming retail locations still in use in the Company’s operations. The Company recognized store impairment charges of $0.8 million during Fiscal 2016 on fixed assets related to five of its underperforming retail locations still in use in the Company’s operations. The Company recognized store impairment charges of $1.2 million during Fiscal 2015 on fixed assets related to five of its underperforming retail locations, two of which are still in use in the Company's operations and three retail locations in Ontario, Canada which the Company closed during Fiscal 2016. Impairment charges on the fixed assets of retail locations during Fiscal 2017, 2016 and 2015 represented the full net book value of the fixed assets of these retail locations.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 30, 2017	December 31, 2016
Accrued salaries and related expenses	$18,094	$13,861
Sales tax payable and related expenses	7,138	7,669
Other accrued expenses	34,336	30,760
	$59,568	$52,290
7. Credit Arrangements
Convertible Senior Notes due 2020
On December 9, 2015, the Company issued $143.8 million of its 2.25% Convertible Senior Notes due 2020 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations of VSI. Interest on the Convertible Notes is payable on June 1 and December 1 of each year until their maturity date of December 1, 2020. The Company may not redeem the Convertible Notes prior to the maturity date.
Prior to July 1, 2020, the Convertible Notes will be convertible only under the following circumstances: (1) during any calendar quarter if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after July 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
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
The Convertible Notes consist of the following components (in thousands):

	December 30, 2017	December 31, 2016
Liability component:
Principal	$143,750	$143,750
Conversion feature	(24,800)	(24,800)
Liability portion of debt issuance costs	(3,802)	(3,802)
Amortization	11,267	5,726
Net carrying amount	$126,415	$120,874
Equity component:
Conversion feature	$24,800	$24,800
Equity portion of debt issuance costs	(793)	(793)
Deferred taxes	941	941
Net carrying amount	$24,948	$24,948

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
Revolving Credit Facility
As of December 30, 2017 and December 31, 2016, the Company had $12.0 million and $11.0 million of borrowings outstanding on its Revolving Credit Facility, respectively.
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
Subject to the terms of the Revolving Credit Facility, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain accounts receivable as well as certain inventory of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount borrowed during Fiscal 2017 was $38.0 million. The unused available line of credit under the Revolving Credit Facility at December 30, 2017 was $74.4 million.

Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.00%, 0.125% or0.25% or the adjusted Eurodollar rate plus 1.00%, 1.125% or 1.25%, in each case with the highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 33% of the borrowing base availability under the Revolving Credit Facility, the second highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 66% and greater than or equal to 33% of the borrowing base availability under the Revolving Credit Facility and the lowest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is greater than or equal to 66% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility for Fiscal 2017 was 2.21%. The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility was 0.25% as of December 30, 2017 and December 31, 2016.
Interest expense, net for Fiscal 2017, 2016 and 2015 consists of the following (in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Amortization of debt discount on Convertible Notes	$4,781	$4,690	$223
Interest on Convertible Notes	3,270	3,335	159
Amortization of deferred financing fees	898	957	237
Interest / fees on the Revolving Credit Facility and other interest	752	541	487
Interest income	—	—	(1)
Interest expense, net	$9,701	$9,523	$1,105

8. Income Taxes
The provision (benefit) for income taxes for Fiscal 2017, Fiscal 2016 and Fiscal 2015 consists of the following (in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Current:
Federal	$(501)	$20,923	$30,696
State	(28)	3,850	5,385
Total current	(529)	24,773	36,081
Deferred:
Federal	(14,461)	(11,655)	(1,283)
State	(5,373)	(2,028)	(81)
Total deferred	(19,834)	(13,683)	(1,364)
Provision (benefit) for income taxes	$(20,363)	$11,090	$34,717
A reconciliation of the statutory Federal income tax rate and effective rate for income taxes is as follows:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	4.0%	2.5%	3.4%
Impairment of goodwill	(25.5)%	—	—
Revaluation of deferred tax assets and liabilities (1)	(5.6)%	—	—
Write-off of Canada investment	(0.1)%	(8.3)%	—
Other	(0.3)%	1.6%	1.1%
Effective tax rate	7.5%	30.8%	39.5%

(1)
The Tax Cut and Jobs Act of 2017 (“U.S. Tax Reform”) was enacted on December 22, 2017, reducing the statutory federal income tax rate from 35% to 21%, effective January 1, 2018. As required, the Company determined a reasonable estimate for certain effects of U.S. Tax Reform and recorded that estimate as a provisional amount. Due to the Company’s deferred tax position being a net asset, the provisional remeasurement of the deferred tax assets and liabilities resulted in a $15.3 million discrete tax expense which lowered the effective tax rate by 5.6% in Fiscal 2017. Our federal income tax expense for periods beginning in Fiscal 2018 will be based on the new tax rate. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to depreciable assets, inventory, employee compensation and commissions.

Additionally on December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the U.S. Tax Reform. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As such, the Company is reporting the impacts of the U.S. Tax Reform provisionally based upon reasonable estimates. The impacts are not yet finalized as they are dependent on factors and analysis not yet known or fully completed, including but not limited to, depreciation, additional effect of the rate change on the ending deferred balances and the issuance of additional guidance, as well as our ongoing analysis of the U.S Tax Reform.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 30, 2017 and December 31, 2016 are as follows (in thousands):

	December 30, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforward	$2,820	$2,535
Deferred rent	7,012	10,775
Tenant allowance	3,659	3,938
Deferred sales	—	1,019
General accrued liabilities	4,660	7,132
Deferred wages and compensation	1,594	863
Inventory	8,078	7,443
Equity compensation expense	2,582	3,815
Debt	583	995
Trade name and goodwill	10,850	—
Other	2,830	2,735
	44,668	41,250
Valuation allowance	(2,820)	(2,535)
Deferred tax assets	41,848	38,715
Deferred tax liabilities:
Trade name and goodwill	—	(15,590)
Accumulated depreciation	(3,078)	(4,589)
Prepaid expenses	(1,492)	(1,689)
Deferred tax liabilities	(4,570)	(21,868)
Net deferred tax asset	$37,278	$16,847
Management periodically assesses whether the Company is more likely than not to realize some or all of its deferred tax assets. As of December 30, 2017, with the exception of $2.8 million of deferred tax assets arising from a foreign and state net operating loss carryforward against which there is a valuation allowance (see above table), management determined that the Company is more likely than not to realize the deferred tax assets detailed above. Realization of deferred tax assets associated with the state net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiction.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, Puerto Rico and Canada. The Company recognizes interest related to uncertain tax positions in income tax expense. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2014 and for state examinations before 2011. However, the tax authorities still have the ability to review the relevance of net operating loss carryforwards created in closed years if such tax attributes are utilized in open years (subsequent to 2011).
The Company has domestic (U.S. state) and foreign net operating losses of approximately $15.5 million and $7.9 million at December 30, 2017, against which a full valuation allowance is recorded. Domestic net operating losses generated will continue to expire annually through Fiscal 2033. The Company’s foreign net operating loss is generated through operations in Canada, and will expire in Fiscal 2035.
9. Stock Based Compensation
Equity Incentive Plans - The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company; the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan amended and restated through April 2012 (the “2009 Plan”), under which the Company has granted stock options (includes non-qualified as well as performance based stock options), restricted shares (includes time based as well as performance based restricted shares), performance share units and restricted share units. The issuance of up to 7,453,678 shares of common stock is authorized under these plans. As of December 30, 2017, there were 1,532,141 shares available to grant under both plans, which includes 198,561 shares currently held by the Company as treasury stock. Restricted shares, performance share units and restricted share units are issued at a value not less than the fair market value of the common shares on the date of the grant and stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant. Equity awards of restricted shares generally shall become vested between two and three years subsequent to the date on which such equity grants were awarded. Performance share units shall become vested approximately three years subsequent to the date on which such equity grants were awarded. Stock options awarded shall become vested in three or four equal increments on each of the anniversaries of the date on which such equity grants were awarded and generally have a maximum term of 10 years. However, regarding performance based restricted shares, performance share units and performance based stock options, vesting is dependent not only on the passage of time, but also on the attainment of certain internal performance metrics. The vesting requirements for performance based restricted shares and performance based stock options permit a catch-up of vesting at the end of the vesting period. For accounting purposes, the expense for performance based stock options, performance based restricted shares and performance share units is calculated and recorded, based on the determination that the achievement of the pre-established performance targets are probable, over the relevant service period. Restricted share units generally shall become vested quarterly, or one year, subsequent to the date on which such equity grants were awarded.
The following table summarizes restricted shares for the 2009 Plan as of December 30, 2017 and changes during Fiscal 2017:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	372,817	$35.20
Granted	587,181	$13.86
Vested	(95,503)	$41.44
Canceled/forfeited	(140,391)	$27.05
Unvested at December 30, 2017	724,104	$18.65
The total intrinsic value of restricted shares vested during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $1.5 million, $2.5 million and $6.3 million, respectively.

The following table summarizes stock options for the 2006 Plan and 2009 Plan as of December 30, 2017 and changes during Fiscal 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	502,797	$25.30
Granted	—	$—
Exercised	(100,000)	$15.11
Canceled/forfeited	(93,909)	$28.09
Outstanding at December 30, 2017	308,888	$27.74	5.86	$—
Vested or expected to vest at December 30, 2017	300,494	$27.74	5.86	—
Vested and exercisable at December 30, 2017	180,126	$26.83	4.12	$—
The total intrinsic value of options exercised during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $0.7 million, $0.1 million and $1.0 million, respectively. The cash received from options exercised during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $1.5 million, $0.1 million and $1.4 million, respectively.
No stock options were granted in Fiscal 2017 and in Fiscal 2015. The weighted average grant date fair value of stock options was $7.96 for Fiscal 2016. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

December 31, 2016
Expected dividend yield	—%
Weighted average expected volatility	32.4%
Weighted average risk-free interest rate	1.2%
Expected holding period	4.00 years
The following table summarizes performance share units for the 2009 Plan as of December 30, 2017 and changes during Fiscal 2017:

	Number of Unvested Performance Share Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	125,015	$30.43
Granted	241,485	$19.10
Vested	—	$—
Canceled/forfeited	(78,135)	$24.94
Unvested at December 30, 2017	288,365	$22.43
Performance share units granted during Fiscal 2017 and 2016 shall vest on December 28, 2019 and December 29, 2018, respectively, if the performance criteria are achieved. Performance share units can vest at a range of 0% to 150% based on the achievement of pre-established performance targets.

The following table summarizes restricted share units for the 2009 Plan as of December 30, 2017 and changes during Fiscal 2017:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	15,390	$30.71
Granted	54,078	$12.04
Vested	(29,760)	$21.89
Canceled/forfeited	—	$—
Unvested at December 30, 2017	39,708	$11.90
The total intrinsic value of restricted share units vested during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $0.1 million, $0.4 million and $0.6 million, respectively.
Compensation expense attributable to stock-based compensation for Fiscal 2017 was $6.1 million, for Fiscal 2016 was $6.3 million and for Fiscal 2015 was $5.5 million. As of December 30, 2017, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares, performance share units and restricted share units to be expensed in future periods is $7.2 million, and the related weighted average period over which it is expected to be recognized is 1.6 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares, performance share units and restricted share units as of December 30, 2017 is approximately $0.6 million.
Treasury Stock — As part of the Company’s equity incentive plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During Fiscal 2017, the Company purchased 37,376 shares in settlement of employees’ tax obligations for a total of $0.6 million. The Company accounts for treasury stock using the cost method. These shares are available to grant under the Company’s equity incentive plans.
10. Restructuring Costs
Nutri-Force Restructuring
During Fiscal 2017, the Company engaged outside consultants to perform an assessment of the operations of Nutri-Force and to assist in the development of initiatives required to improve the performance of this business. The initiatives identified are focused on improving the efficiency of manufacturing processes, eliminating unprofitable SKUs, reducing third party sales, and reducing costs. The implementation of this plan began during the second quarter of Fiscal 2017 and has been substantially completed in Fiscal 2017.
Costs incurred for the restructuring of Nutri-Force during the fiscal year ended December 30, 2017 are as follows (in thousands):

Fiscal Year Ended
December 30, 2017
Inventory obsolescence charges	$5,375
Outside consulting fees	3,304
Equipment impairment charges	1,820
Severance and other expenses and charges	1,809
$12,308

The inventory and equipment impairment charges are included in cost of goods sold and the outside consulting fees are included in selling, general and administrative expenses in the consolidated statements of operations.

The following table summarizes the activity related to the Company's liabilities for the restructuring of Nutri-Force (in thousands):

Balance as of December 31, 2016	$—
Outside consulting fees expense	3,304
Severance and other expense	1,612
Outside consulting fees payments	(3,304)
Severance and other payments	(1,124)
Balance as of December 30, 2017	$488
Closing of Distribution Center
In August 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center prior to or by the August 31, 2018 lease expiration. The transition of distribution operations to the Company's other distribution centers has been substantially completed during Fiscal 2017.
Costs incurred related to the closing of the North Bergen, New Jersey distribution center for the fiscal year ended December 30, 2017 are as follows (in thousands):

Fiscal Year Ended
December 30, 2017
Inventory obsolescence charges	$1,422
Severance and other expenses (1)	1,448
Acceleration of depreciation	233
$3,103

(1)	Approximately $0.9 million of severance and other expenses related to the closing of the North Bergen, New Jersey distribution center were paid during Fiscal 2017.
Substantially all of these costs are included in cost of goods sold in the consolidated statements of operations.
11. Share Repurchase Programs
Beginning in August 2014, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $370 million of its shares of common stock and/or its Convertible Notes, from time to time. As of December 30, 2017, 8,064,325 shares of common stock pursuant to these programs, and no Convertible Notes, have been repurchased for a total of $269.9 million. There is approximately $100.1 million remaining in this program which expires on November 22, 2018. The repurchase programs do not obligate the Company to acquire any specific number of securities and may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing securities, the availability of alternative investment opportunities, liquidity, restrictions under the Company's credit agreement, applicable law and other factors deemed appropriate.
No shares or other securities of the Company were repurchased under these programs during Fiscal 2017. During Fiscal 2016, the Company repurchased 1,670,837 shares of its common stock in the open market. The shares were retired upon repurchase. Open market share repurchases were $47.0 million in Fiscal 2016 with an average repurchase price per share of $28.13. In Fiscal 2016, the Company also repurchased 646,666 shares of its common stock for $19.0 million, or $29.40 per share, under a 10b5-1 program which the Company entered into to purchase shares under predetermined criteria.
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
The following table summarizes the Company’s ASR arrangements:

Beginning of ASR Period	Up-front Payment (in millions)	Initial Share Deliveries	End of ASR Period	Final Shares Delivered	Average Repurchase Price
December, 2015	$50.0	1,391,940	February, 2016	235,053	$30.73

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
The Company recognized expenses for the 401k Plan of $2.3 million in Fiscal 2017, $2.2 million in Fiscal 2016 and $1.9 million in Fiscal 2015.
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

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Minimum rentals	$124,150	$122,039	$117,578
Contingent rentals	88	88	154
	124,238	122,127	117,732
Less: Sublease rentals	(360)	(274)	(273)
Net rental expense	$123,878	$121,853	$117,459
As of December 30, 2017, the Company’s real estate lease commitments are as follows (in thousands):

Fiscal year	Total Operating Leases (1)
2018	$124,086
2019	110,121
2020	94,710
2021	81,384
2022	68,014
Thereafter	162,108
$640,423

(1)
Store operating leases included in the above table do not include contingent rent based upon sales volume. Operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 18.3% of our minimum lease obligations for Fiscal 2017.

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
In addition, on or about August 22, 2017, a federal securities class action suit was filed in the United States District Court in the District of New Jersey against Vitamin Shoppe and certain officers and directors on behalf of purchasers of Vitamin Shoppe common stock between March 1, 2017 and August 6, 2017. The lawsuit seeks remedies under the Securities Exchange Act of 1934, including monetary damages, alleging that the defendants made false and misleading statements regarding the Company's reported goodwill, initiatives designed to improve the Company's financial performance, the Company’s profitability trends, and its financial results. We believe this lawsuit is without merit, and we are vigorously defending the lawsuit.
15. Segment and Product Data
We have increased our focus on customer centric initiatives and being an omni-channel based retailer. As initiatives, including buy online pickup in store and auto-delivery subscription sales, continue to develop, the interrelationship among the ways customers can purchase products from VSI results in sales that are generated and fulfilled across multiple channels. The Company has revised its internal management structure and reporting to align with our omni-channel strategy. The Company believes the historical structure of separate segments for retail stores and e-commerce is no longer representative of the way the business is managed. As a result, in Fiscal 2017, the Company updated its segment reporting to better align with its omni-channel strategy. These changes resulted in a single retail segment that includes fulfilled in store and direct to consumer sales channels. In addition, certain costs previously classified as corporate costs, such as retail and direct management costs, are now allocated to the retail operating segment. Segment results related to prior periods have been revised to conform with this omni-channel structure.
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
The retail segment includes the Company's retail stores and websites. The retail segment generates revenue through the sale of VMS products through Vitamin Shoppe and Super Supplements retail stores in the United States and Puerto Rico, and the Company's websites offer customers online access to a full assortment of approximately 17,000 SKUs. The manufacturing segment supplies the retail segment, along with various third parties, with finished products for sale. The Company is currently exploring strategic alternatives related to Nutri-Force, including the potential sale of this subsidiary.
Corporate costs represent all other expenses not allocated to the retail or manufacturing segments which include, but are not limited to: human resources, legal, finance, information technology, and various other corporate level activity related expenses.
The Company does not have identifiable assets separated between its retail segment assets and corporate assets. The identifiable assets of the manufacturing segment were $49.3 million and $62.3 million as of December 30, 2017 and December 31, 2016, respectively. Capital expenditures for the manufacturing segment during Fiscal 2017 were $1.6 million, during Fiscal 2016 were $2.5 million and during Fiscal 2015 were $3.5 million. At December 30, 2017 and December 31, 2016, long lived assets of the manufacturing segment were $16.9 million and $20.1 million, respectively. Depreciation and amortization expense, included in selling, general and administrative expenses, for the manufacturing segment during Fiscal 2017 was $1.1 million, during Fiscal 2016 was $1.7 million and during Fiscal 2015 was $1.5 million.

The following table contains key financial information of the Company’s business segments (in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016(1)*	December 26, 2015*
Net sales:
Retail	$1,146,500	$1,239,226	$1,209,948
Manufacturing	81,607	87,684	91,159
Segment net sales	1,228,107	1,326,910	1,301,107
Elimination of intersegment revenues	(49,413)	(37,667)	(34,558)
Net sales	1,178,694	1,289,243	1,266,549
Income (loss) from operations:
Retail	85,016	148,552	154,569
Manufacturing	(18,305)	(44,223)	(1,977)
Corporate costs	(329,524)	(58,752)	(63,599)
Income (loss) from operations (2)	$(262,813)	$45,577	$88,993

* Prior year periods have been revised to present the Company's new reportable segments.

(1)	Fiscal 2016 includes a 53rd week. Net sales for the 53rd week were $20.2 million and income from operations for the 53rd week was $3.3 million.

(2)	Income (loss) from operations includes (in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Goodwill impairment charges (a)	$210,633	$32,636	$—
Intangible assets impairment charges (b)	59,405	6,594	—
Nutri-Force restructuring costs (c)	12,308	—	—
Store impairment charges (d)	4,838	797	1,177
Distribution center closing costs (e)	3,103	—	—
Cost reduction project (f)	—	3,761	—
Canada stores closing costs (g)	—	1,889	885
Super Supplements conversion costs (h)	—	1,046	1,766
Reinvention strategy costs (i)	—	541	2,723
Management realignment charges (j)	—	—	3,396
Integration costs (k)	—	—	1,874
Accounts receivable bad debt reserve charge (l)	—	—	1,370
Product write-off (m)	—	—	1,330

(a)
Impairment charges on the goodwill of the retail segment in Fiscal 2017 and on the goodwill of the manufacturing segment in Fiscal 2016. See Note 4., Goodwill and Intangible Assets for additional information.

(b)
Impairment charges on the Vitamin Shoppe tradename in Fiscal 2017 and on the customer relationships intangible asset of Nutri-Force in Fiscal 2016. See Note 4., Goodwill and Intangible Assets for additional information.

(c)	The costs represent restructuring costs in the manufacturing segment. See Note 10., Restructuring Costs for additional information.

(d)	Impairment charges on the fixed assets of retail locations.

(e)	The costs represent restructuring costs in the retail segment. See Note 10., Restructuring Costs for additional information.

(f)	Outside consulting costs relating to a project to identify and implement costs reduction opportunities included in corporate costs.

(g)	Costs primarily include lease termination charges included in the retail segment and corporate costs.

(h)	Costs primarily related to the closure of the Seattle distribution center included in the retail segment and corporate costs.

(i)	The costs represent outside consultants fees in connection with the Company's "reinvention strategy" included in corporate costs.

(j)	Management realignment charges primarily consist of severance, sign-on bonuses, recruiting and relocation costs.

(k)	Represents integration costs related to the acquisition of Nutri-Force, consisting primarily of professional fees.

(l)	Represents a charge to increase the allowance for doubtful accounts for Nutri-Force, related to one wholesale customer that abruptly ceased operations.

(m)	Represents a charge to inventory reserves for the write-off of USPlabs® products which the Company ceased selling.
The following table represents net merchandise sales by major product category (in thousands):

	Fiscal Year Ended
Product Category	December 30, 2017	December 31, 2016 (a)	December 26, 2015
Vitamins, Minerals, Herbs and Homeopathy	$328,986	$339,597	$320,872
Sports Nutrition	353,578	408,288	421,293
Specialty Supplements	294,546	308,945	289,938
Other	199,418	230,252	232,399
Total	1,176,528	1,287,082	1,264,502
Delivery Revenue	2,166	2,161	2,047
	$1,178,694	$1,289,243	$1,266,549

(a)	Fiscal 2016 includes a 53rd week.
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
The Company's financial instruments also include its Convertible Notes (in thousands):

	December 30, 2017	December 31, 2016
Fair Value	$91,612	$132,677
Carrying Value (1)	126,415	120,874
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
Goodwill, intangible assets and fixed assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. These measures of fair value, and related inputs, are considered Level 3 measures under the fair value hierarchy.
17. Selected Quarterly Financial Information (unaudited)
The following table summarizes the Fiscal 2017 and Fiscal 2016 quarterly results (in thousands, except for share data):

	Fiscal Quarter Ended
	March	June	September	December (1)
Fiscal Year Ended December 30, 2017
Net sales	$316,901	$304,837	$288,186	$268,770
Gross profit	98,814	86,615	86,124	86,004
Income (loss) from operations	15,609	(168,254)	(108,335)	(1,833)
Net income (loss)	7,996	(156,419)	(86,150)	(17,578)
Net income (loss) per common share:
Basic	$0.35	$(6.73)	$(3.72)	$(0.75)
Diluted	$0.35	$(6.73)	$(3.72)	$(0.75)
Fiscal Year Ended December 31, 2016 (2)
Net sales	$336,774	$332,717	$314,887	$304,865
Gross profit	116,247	107,824	102,125	100,160
Income (loss) from operations	27,262	20,724	20,273	(22,682)
Net income (loss)	14,782	10,433	11,363	(11,614)
Net income (loss) per common share:
Basic	$0.60	$0.44	$0.48	$(0.50)
Diluted	$0.59	$0.44	$0.48	$(0.50)
(1) Net loss for the fiscal quarter ended December 2017 reflects $15.3 million of tax expense resulting from the change in valuation of deferred tax assets and liabilities under U.S. Tax Reform. Net loss for the fiscal quarter ended December 2016 reflects a $3.0 million tax benefit resulting from the write-off of the Canada investment.

(2)	Fiscal 2016 includes a 53rd week.
The following table summarizes certain items for Fiscal 2017 and Fiscal 2016 which impacted quarterly results on a pre-tax basis (in thousands):

	Fiscal Quarter Ended
	March	June	September	December
Fiscal Year Ended December 30, 2017
Goodwill impairments (a)	$—	$164,325	$46,308	$—
Tradename impairment (b)	—	—	59,405	—
Nutri-Force restructuring costs (c)	671	13,655	1,676	(3,694)
Store impairment charges (d)	—	3,765	287	786
Distribution center closing costs (e)	—	—	2,257	846
Fiscal Year Ended December 31, 2016
Super Supplements conversion costs (f)	$1,046	$—	$—	$—
Canada stores closing costs (g)	931	1,864	(906)	—
Reinvention strategy costs (h)	541	—	—	—
Store impairment charges (d)	218	—	197	382
Cost reduction project (i)	—	1,492	2,269	—
Goodwill impairment (j)	—	—	—	32,636
Customer relationships intangible asset impairment (k)	—	—	—	6,594

(a)	Impairment charges on the goodwill of the retail segment.

(b)	Impairment charge on the Vitamin Shoppe tradename.

(c)	The costs represent restructuring costs in the manufacturing segment. See Note 10., Restructuring Costs for additional information.

(d)	Impairment charges on the fixed assets of retail locations.

(e)	The costs represent restructuring costs in the retail segment. See Note 10., Restructuring Costs for additional information.

(f)	Costs primarily related to the closure of the Seattle distribution center.

(g)	Costs primarily include lease termination charges. The credit during the three months ended September 24, 2016 relates to a reversal of lease liabilities previously accrued.

(h)	The costs represent outside consultants fees in connection with the Company's "reinvention strategy".

(i)	Outside consulting costs relating to a project to identify and implement cost reduction opportunities.

(j)	Impairment charge on the goodwill of Nutri-Force.

(k)	Impairment charge on the customer relationships intangible asset of Nutri-Force.