Form 10-K/A
period 2017-12-30
Vitamin Shoppe, Inc.
filed 2018-04-30
CIK 1360530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

As of January 27, 2018, Vitamin Shoppe, Inc. had 24,203,144 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Vitamin Shoppe, Inc., a Delaware corporation (“VSI,” the “Company,” “we,” “us” and “our”), for the fiscal year ended December 30, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2018 (the “Original Filing”). This Amendment is being filed to (i) amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing and to amend the section of the cover page captioned “Documents Incorporated by Reference” to read “None” and (ii) add certain new certifications, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with Rule 13a-14(a) under the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to February 27, 2018.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below is certain information regarding our directors as of April 27, 2018.

Colin Watts Age: 52 Director Since: April 2015

Colin Watts has served as our Chief Executive Officer since April 6, 2015. Prior to joining us, Mr. Watts was President of Weight Watchers Health Solutions from July 2013 to March 2015. He previously served as Senior Vice President, Health Solutions and Global Innovation at Weight Watchers from 2012 through July 2013. Before joining Weight Watchers, Mr. Watts was the Chief Innovation Officer and a member of the executive team at Walgreens from December 2008 through December 2011. Prior to that, he was General Manager of US Soup at Campbell Soup Company from February 2007 to November 2008. Mr. Watts also previously served as Worldwide President of two Johnson & Johnson operating companies: McNeil Nutritionals from 2002 to 2005 and McNeil Consumer Healthcare from 2005 to 2007.

Mr. Watts’ separation from the Company was announced on February 27, 2018; under his separation arrangement, Mr. Watts will continue to be a director and employed as the Chief Executive Officer through no later than May 31, 2018.

Skills and Qualifications: Pursuant to Mr. Watts’ employment agreement, the Board selected Mr. Watts as a director because he has a broad range of experience in general management, marketing and innovation from leading consumer, retail and healthcare companies. Each of these professional experiences strengthens the Board’s collective qualifications, skills and experience.

B. Michael Becker Age: 73 Director Since: January 2008 Independent Committee Memberships: Audit (Chair)

B. Michael Becker was a Senior Consultant at Pay Pal, Inc. from August 2008 to November 2009, and from August 2006 to August 2008 had a consulting practice to provide accounting and audit services. Mr. Becker served as an Audit Partner for Ernst & Young LLP from 1979 until his retirement in 2006. Mr. Becker also served as a director and Chairman of the Audit Committee of Tailored Brands, Inc. (formerly The Men’s Wearhouse, Inc.).

Skills and Qualifications: The Board selected Mr. Becker to serve as a director based on his extensive experience in financial and accounting matters and in auditing and reporting on the financial statements and internal control over financial reporting of large publicly held companies, including retail companies.

John D. Bowlin Age: 67 Director Since: October 2014 Independent Committee Memberships: Audit

John D. Bowlin served as our non-executive chairman from June 2016 until December 2017 and our Lead Director from December 2015 through June 2016. From January 2008 through December 2011, Mr. Bowlin served as an executive advisor to CCMP Capital Advisors, LLC.

From 1999 until 2003, he served as President and Chief Executive Officer of Miller Brewing Company. Prior to that, Mr. Bowlin was employed by Philip Morris Companies, Inc. in various leadership capacities, including President, Kraft International, Inc. (1996-1999), President and Chief Operating Officer, Kraft Foods North America (1994-1996), President and Chief Operating Officer, Miller Brewing Company (1993-1994), and President, Oscar Mayer Food Corporation (1991-1993).

Mr. Bowlin has served as a director of Generac Holdings, Inc. since 2006. Previously, Mr. Bowlin served as a director of the Pliant Corporation, Chupa Chups, Schwan Food Company and Quiznos, as well as the Non-Executive

Chairman of Spectrum Brands.

Skills and Qualifications: The Board selected Mr. Bowlin as a director due to his experience having served on the boards of directors of retailers and in senior leadership positions, including as chief executive officer for consumer products, manufacturing and brand development companies, including retailers.

Deborah M. Derby Age: 54 Director Since: December 2012 Independent Committee Memberships: Compensation (Chair) Nomination and Governance

Deborah M. Derby has served as President of the Horizon Group USA since April 2016, prior to which she was a consultant to them since November 2015. She served as Vice Chairman, Executive Vice President of Toys “R” Us from March 2013 to August 2015. Prior to her rejoining Toys “R” Us, she consulted for Kenneth Cole Productions, Inc., beginning in September 2012. She previously served as Chief Administrative Officer for Toys “R” Us from February 2009 to February 2012. Ms. Derby joined Toys “R” Us in 2000 as Vice President, Human Resources and held positions of increasing responsibility during her 11 years there, including Corporate Secretary, Executive Vice President, Human Resources, Legal & Corporate Communications and President, Babies “R” Us.

Prior to joining Toys “R” Us, she spent eight years at Whirlpool Corporation with her last position there as Corporate Director Compensation & Benefits. Ms. Derby also has experience as an attorney specializing in employment law and as a financial analyst with The Goldman Sachs Group, Inc.

Skills and Qualifications: The Board selected Ms. Derby as a director based on her breadth of experience in retailing, human resources, legal and financial analysis, as well as her experience as the Executive Vice President of a large global retailer.

Tracy Dolgin Age: 58 Director Since: April 2017 Independent

Tracy Dolgin has served as a Senior Advisor to The Raine Group since July 2017. He served as President, Chief Executive Officer and a board member of YES Network from August 2004 through January 2014, when YES Network was acquired by 21st Century Fox. After the acquisition, Mr. Dolgin remained President and Chief Executive Officer of YES Network through June 2016, at which time he transitioned to the role of Non-Executive Chairman through January 2017 and remains on the board of YES Network. Prior to joining YES Network, Mr. Dolgin served as Managing Director and Co-Head of Houlihan Lokey’s Media, Sports and Entertainment practice in 2003 and 2004. From 2000 through 2003, Mr. Dolgin served as President of FOX Sports Net. Mr. Dolgin came to FOX Sports Net from FOX/Liberty Cable, where he was Chief Operating Officer from 1997-1999. Prior to joining FOX/Liberty, Mr. Dolgin was one of the founders of FOX Sports and served as Executive Vice President of Marketing at FOX Sports from the division’s inception in 1993 until 1997. Previously, Mr. Dolgin was Executive Vice President of Marketing of FOX.

Skills and Qualifications: The Board selected Mr. Dolgin as a director due to his extensive experience serving as an executive officer for over 30 years and his broad general management expertise.

David H. Edwab Age: 63 Director Since: November 2005 Independent Committee Memberships: Audit Nomination and Governance

David H. Edwab served the Company as Lead Director from April 4, 2011 until December 29, 2015. Mr. Edwab has served as an officer and director of Tailored Brands, Inc. (formerly The Men’s Wearhouse, Inc.) for approximately 25 years, starting as Vice President of Finance and Director in 1991, serving as Chief Operating Officer from 1993 to 1997, as President in 1997 and as Executive Vice Chairman.

Mr. Edwab currently serves as Non-Executive Vice Chairman of the Board of Directors of Tailored Brands, Inc. Mr. Edwab also currently serves as a director and member of the audit committee and is chairman of the nomination and governance committee of New York & Company, Inc. Mr. Edwab previously served as lead director and chairman of the audit committee of Aeropostale, Inc. and was a partner with Deloitte & Touche LLP.

Skills and Qualifications: The Board selected Mr. Edwab as a director based on his extensive retail and financial background and his experience having served on the boards of directors of retailers. Mr. Edwab is an inactive CPA and has experience in investment banking and private equity.

Melvin L. Keating Age: 71 Director Since: April 2018 Independent

Melvin L. Keating serves as a consultant, providing investment advice and other services to private equity firms, since November 2008. Mr. Keating serves as a director of Agilysys Inc., a leading technology company that provides innovative software for point-of-sale (POS), property management, inventory and procurement, workforce management, analytics, document management and mobile and wireless solutions and services to the hospitality industry, MagnaChip Semiconductor Corp., a designer and manufacturer of analog and mixed-signal semiconductor products for consumer, communication, computing, industrial, automotive and IoT applications (and is chair of its audit committee since August 2016), SPS Commerce, a provider of cloud based supply chain management solutions, and, Harte Hanks, Inc., a provider of multichannel marketing services. During the past five years, Mr. Keating also served on the Boards of Directors of the following public companies: Red Lion Hotels Corporation (2010-2017); API Techonologies Corp.; Crown Crafts Inc. (August 2010 – August 2013) and ModSys International Ltd. (formerly BluePhoenix Solutions Ltd.), a legacy platform modernization provider.

Skills and Qualifications: The Board selected Mr. Keating as a director because of his extensive experience in technology, his successes as an executive and his corporate governance experience developed while serving on the boards of other publicly-traded companies. He is recognized as a financial expert.

Guillermo G. Marmol Age: 65 Director Since: February 2016 Independent Committee Memberships: Compensation Nomination and Governance (Chair)

Guillermo G. Marmol has served as President of Marmol & Associates since March 2007 and, prior to that, from October 2000 to 2003. He served as Division Vice President and a member of the Executive Committee of Electronic Data Systems Corporation from 2003 to 2007, and as a director and Chief Executive Officer of Luminant Worldwide Corporation from 1998 to 2000. He served as Vice President and Chair of the Operating Committee of Perot Systems Corporation from 1995 to 1998. He began his career at McKinsey & Company rising to increasingly senior positions with the firm, including the positions of Director and Senior Partner from 1990 to 1995. Mr. Marmol is a director and chair of the audit committee of Foot Locker Inc., and a director of Principal Solar Inc. and KERA/KXT North Texas Public Broadcasting Inc., and he is a member of the Board of Trustees and Chair of the Finance Committee of the Center for a Free Cuba in Arlington, Virginia. Mr. Marmol was a director of Information Services Group, Inc.

Skills and Qualifications: The Board selected Mr. Marmol as a director because he has a significant background in information technology and systems, and because of his experience having served on the boards of other publicly-traded companies. Through his long tenure as a management consultant focusing on strategic analysis and business processes, Mr. Marmol brings valuable knowledge and expertise to his service on the Board.

Beth M. Pritchard Age: 71 Director Since: January 2008 Independent Committee Memberships: Compensation Nomination and Governance

Beth M. Pritchard has served as a principal and strategic advisor for Sunrise Beauty Studio, LLC since 2009. She served as North American Advisor to M.H. Alshaya Co. from 2008-2013. From 2006-2009, Ms. Pritchard was the President and Chief Executive Officer and subsequent Vice Chairman of Dean & DeLuca, Inc. Ms. Pritchard was the President and Chief Executive Officer of Organized Living Inc. from 2004-2005.

From 1991 to 2003, Ms. Pritchard held executive positions with L Brands, Inc. serving as President and Chief Executive Officer of Bath & Body Works, Chief Executive Officer of Victoria’s Secret Beauty and Chief Executive Officer of The White Barn Candle Company.

Ms. Pritchard also serves as a director of Loblaw Companies Limited, including as a member of the environmental, health and safety committee.

Previously Ms. Pritchard held director positions with Cabela’s, Inc. (acquired by Bass Pro Shops), Borderfree, Inc. (acquired by Pitney Bowes June 2015), Zale Corp. (acquired by Signet May 2014), Shoppers Drug Mart (acquired by Loblaw Companies Limited March 2014), Ecolab, Crabtree & Evelyn Holdings, Dean & DeLuca, Inc., Albertson’s, Borders Group, Inc. and the nonprofit Bpeace.org.

Skills and Qualifications: The Board selected Ms. Pritchard as a director due to her extensive executive leadership experience as a Chief Executive Officer of multi-store retailers and her experience having served on the boards of directors of retailers.

Himanshu H. Shah Age: 51 Director Since: April 2018 Independent

Himanshu H. Shah has served as Founder, President and Chief Investment Officer of Shah Capital since January 2005, and Managing General Partner of Shah Capital Opportunity Fund LP since July 2006 and, prior to that, Mr. Shah served as Vice President and Senior Portfolio Manager at PMP, UBS Financial Services, Inc. He serves as a Chairman of Marius Pharmaceuticals Inc. since January 2017. He has been the Chairman of UTStarcom Holdings Corp., since June 2014 and Director since November 2013.

Skills and Qualifications: The Board selected Mr. Shah as a director because he has a significant background in capital markets, and because of his extensive experience consulting other companies.

Alexander W. Smith Age: 65 Director Since: April 2017

Alexander W. Smith became our Executive Chairman in February 2018. He previously served as our Non-Executive Chairman since December 2017. From February 2007 until December 2016, Mr. Smith served as President, Chief Executive Officer and a member of the board of Pier 1 Imports, Inc. (“Pier 1 Imports”). Prior to joining Pier 1 Imports, from 1995 until 2007, Mr. Smith was employed by TJX Companies, Inc. where he was instrumental in the development of TJ Maxx in the U.K, and served as Group President, where his responsibilities included Winners in Canada, Home Goods, TJ Maxx and Marshalls, plus a number of corporate functions.

Mr. Smith currently serves as a director of Art Van Furniture, LLC and as a director and member of the Audit Committee of Bluestem Group Inc. From December, 2013 to July 2016, Mr. Smith served as a director of Tumi, Inc., including as chairman of its nominating and governance committee and a member of its audit committee. From June, 2007 to April, 2011 Mr. Smith also served as a director of Papa John’s International, Inc., including as chairman of its compensation committee and as a member of its audit committee.

Skills and Qualifications: The Board selected Mr. Smith as a director due to his experience in retailing and brand management, including his extensive public company experience as a senior executive and director.

Timothy J. Theriault Age: 57 Director Since: April 2017 Independent Committee Memberships: Audit	Timothy J. Theriault served as an advisor to the Chief Executive Officer of Walgreens Boots Alliance, Inc. from June 2015 until December 2016 and as executive vice president and global chief information officer from 2014–2015. He served in leadership positions with increasing responsibility at Walgreen Company from 2009 to 2014, including as senior vice president and chief information, innovation and improvement officer from 2012–2014 and as senior vice president and chief information officer from 2009–2012. Additionally, Mr. Theriault served in various executive and management positions at Northern Trust Corporation from 1991 to 2009. Mr. Theriault served as director of end user computing and advanced technologies for S. C. Johnson & Son, Inc., from 1989 to 1991. He currently serves as a director and member of the audit committee of Alliance Data Systems Corporation.

Skills and Qualifications: The Board selected Mr. Theriault as a director due to his extensive experience in senior management positions at retailers and his extensive knowledge in operational and information systems.

Sing Wang Age: 54 Director Since: April 2018 Independent

Sing Wang has served as the Chairman of TKK Capital since 2015. He also has served as the Chief Executive Officer and Director of CM Seven Star Acquisition Corporation since February 2018 and Vice General Manager (non-executive) of CMIG Capital Company Limited since May 2017. Previously, he served as the Chief Executive Officer and Executive Director of China Minsheng Financial Holding Corporation Limited from February 2016 to May 2017. From September 2015 until December 2017, he was a Senior Advisor to TPG China, Limited and from 2016 until November 2017, Mr. Wang served as the Chairman of Evolution Media China. He served as a partner at TPG, Co-Chairman of TPG Greater China and the Head of TPG Growth North Asia from May 2006 until August 2015. Prior to joining TPG, Mr. Wang was the Chief Executive Officer and Executive Director of TOM Group Limited from mid-2000 to early 2006. From mid-1993 until mid-2000 he served in various positions at Goldman Sachs Hong Kong / New York.

In July 2017, he was appointed as the Independent Non- Executive Director and member of the Audit Committee of Sands China Limited. Mr. Wang also serves as the Chairman of his personal investment companies including Amerinvest group of companies since 1991 and Texas Kang Kai (TKK) group of companies since 2015. Mr. Wang was the Non-Executive Director of China Renewable Energy Investment Limited (June 2011 - October 2015) and MIE Holdings Corporation (June 2010 - November 2015).

Skills and Qualifications: The Board selected Mr. Wang as a director due to his extensive experience in executive leadership positions at various companies.

Executive Officers

The following table sets forth the name, age and principal position of each of our executive officers as of April 27, 2018:

Name	Age	Position
Colin Watts	52	Chief Executive Officer
Brenda Galgano	49	Executive Vice President and Chief Financial Officer
David M. Kastin	50	Senior Vice President, General Counsel and Corporate Secretary

Colin Watts. We provide Mr. Watts’ biography above under “Directors.”

Brenda Galgano, CPA, has served as our Executive Vice President and Chief Financial Officer since March 31, 2011. She previously served as Senior Vice President and Chief Financial Officer for The Great Atlantic & Pacific Tea Company, Inc. from November 2005 through March 2011, and from February 2010 was additionally appointed Treasurer. Ms. Galgano served as Senior Vice President and Corporate Controller, from November 2004 to November 2005, Vice President, Corporate Controller from February 2002 to November 2004, Assistant Corporate Controller from July 2000 to February 2002 and Director of Corporate Accounting from October 1999 to July 2000. Prior to joining The Great Atlantic & Pacific Tea Company, Inc., Ms. Galgano was with PricewaterhouseCoopers LLP as Senior Manager, Assurance and Business Advisory Services.

David M. Kastin has served as our Senior Vice President, General Counsel and Corporate Secretary since August 2015. Mr. Kastin previously served as the Senior Vice President, General Counsel and Corporate Secretary of Town Sports International Holdings, Inc. from August 2007 to July 2015. From March 2007 through July 2007, Mr. Kastin was Senior Associate General Counsel and Corporate Secretary of Sequa Corporation, a diversified manufacturer. From March 2003 through December 2006, Mr. Kastin was in-house counsel at Toys “R” Us, Inc., most recently as Vice President, Deputy General Counsel. From 1996 through 2003, Mr. Kastin was an associate in the corporate and securities departments at several prominent New York law firms, including Bryan Cave LLP. From September 1992 through October 1996, Mr. Kastin was a Staff Attorney in the Northeast Regional Office of the U.S. Securities and Exchange Commission.

Section 16(A) Beneficial Ownership Reporting Compliance

We believe that all reports for our executive officers, directors and owner of more than 10% of our common stock that were required to be filed under Section 16 of the Exchange Act during 2017 were timely filed.

Code of Ethics for our Senior Financial Employees

We have adopted a Standards of Business Conduct and Code of Ethics for our Senior Financial Employees. A copy of the Standards of Business Conduct and Code of Ethics for our Senior Financial Employees is available on the Investor Relations Section of our website, www.vitaminshoppe.com. If we make any amendment or grant any waiver to this code that applies to our chief executive officer, chief financial officer, chief accounting officer or controller, or persons performing similar functions, and that relates to an element of the SEC’s “code of ethics” definition, then we will disclose the nature of the amendment or waiver on the Company’s website.

Audit Committee and Audit Committee Financial Experts

Our Board of Directors (the “Board”) has a separately designated standing Audit Committee. The members of the Audit Committee are B. Michael Becker (chair), John D. Bowlin, David H. Edwab and Timothy J. Theriault. Each member of the Audit Committee is financially literate and has accounting or financial management expertise. The Board has determined that both Mr. Becker and Mr. Edwab has financial management expertise and, based upon their education and experience as a public accountant and experience in advising, auditing and reporting on the financial statements and on internal control over financial reporting of large publicly held companies, including retail companies, the Board has determined that both Mr. Becker and Mr. Edwab are audit committee financial experts as defined in Item 407(d)(5)(ii) and (iii) of Regulation S-K. The Board has also determined that each Audit Committee member is independent under the listing standards of the New York Stock Exchange (the “NYSE”), the Corporate Governance Guidelines and Rule 10A-3 under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains the compensation principles under which our executive compensation program operates and the key actions taken by the Compensation Committee for fiscal 2017 with respect to the compensation of our named executive officers included in the compensation tables that follow. Under applicable SEC rules, our named executive officers for 2017 are as follows:

Name	Title
Colin Watts(1)	Chief Executive Officer
Michael J. Beardall(2)	President, Nutri-Force Nutrition
Brenda Galgano	Executive Vice President and Chief Financial Officer
David M. Kastin	Senior Vice President, General Counsel and Corporate Secretary
Jason Reiser(3)	Former Executive Vice President and Chief Operating Officer

(1)	Mr. Watts’ separation from the Company was announced on February 27, 2018; under his separation arrangement, Mr. Watts will continue to be employed as the Chief Executive Officer through no later than May 31, 2018.
(2)	Mr. Beardall’s employment with the Company ended as of March 30, 2018.
(3)	Mr. Reiser’s employment with the Company ended as of July 11, 2017.

Executive Summary

Fiscal year 2017 was a challenging year for the Company. We continued to focus on implementing initiatives tied to our turn-around; however, competitive trends such as broader channel availability, particularly for sports protein products, more aggressive competitor pricing and promotional strategies, and significantly increased expenditures in marketing by our competitors continued to intensify. Our operations were impacted, resulting in lower customer traffic, negative same store sales and a reduction in net sales. To combat these headwinds and turn the business around, in 2017, we launched a few key initiatives, which yielded promising results. For example, (i) we increased spending and focus on customer acquisition (digital and grassroots), which resulted in customer acquisition turning positive in Q4 for the first time in Fiscal 2017 and (ii) in August 2017, we launched the “SPARK Auto Delivery™,” a new subscription program, resulting in approximately 400,000 subscriptions by Fiscal 2017 year end.

In addition to the initiatives above, we continued to identify and implement opportunities in key areas to improve efficiencies and reduce costs. In Fiscal 2017, the Company:

•	Realized incremental year-over-year, cost of goods sold savings of approximately $15.0 million and selling, general and administrative expenses savings of approximately $4.0 million.

•	Renegotiated rent expenses with certain landlords resulting in lower occupancy costs of $9.5 million over the remaining lease periods.

•	Restructured Nutri-Force, our manufacturing operation. Although the business performance has improved and the Company explored strategic alternatives, it is currently pursuing the sale of the business.

•

Opened a new distribution center on the West Coast to better service our stores and customers on the West Coast. We also announced the closure of our North Bergen, New Jersey office and distribution center upon lease expiration in August 2018. Our recent financial performance coupled with the rapid change in the customer shopping decision journey made it clear we needed to further improve our omni-channel capabilities. We introduced a number of new initiatives focused on positioning The Vitamin Shoppe as a modern omni-channel retailer with a solid platform to grow through new category innovation, deeper customer personalization and unique business partnerships to help enrich the lives of our customers.

On February 27, 2018, the Company announced the naming of Alex Smith as Executive Chairman effective immediately and the upcoming departure of its Chief Executive Officer, Colin Watts. Mr. Watts will continue employment with the Company as its Chief Executive Officer through no later than May 31, 2018.

Stockholder Outreach

Communicating with our stockholders and the broader investment community is critically important. We believe that regular, transparent communications along with a proactive stockholder outreach program is essential to our commitment to keeping the investment community and all relevant stockholders informed as to our business performance. We communicate with our stockholders through a variety of means, including in person meetings at our headquarters, the stockholder’s office, or at investor conferences, via phone calls, our website or in print, which includes press releases. During Fiscal year 2017, our management team engaged with institutional investors representing more than 75% of our outstanding shares to discuss our long-term business strategy, financial and operating performance, capital allocation and other issues specific to our industry and Company. In these meetings, we heard many constructive comments on the strategy, our capital allocation plans and stockholder communications. We value the views of our stockholders and other stakeholders, and our outreach efforts provide us with a valuable understanding of our stockholders’ perspectives and an opportunity to exchange views. On at least a quarterly basis the Board receives a report from management on stockholder engagement and investor feedback. In addition to speaking with our institutional investors, we respond to inquiries from our retail investors and other stakeholders.

We also conduct general “off-season” outreach to the governance teams at our top twenty stockholders, representing approximately 85% of our outstanding shares. In our discussions with these teams we sought their input on a variety of corporate governance topics as well as executive compensation practices. Investors’ feedback was generally positive with respect to our corporate governance practices and the structure of our executive compensation plan. This information was also shared with the Board.

Although stockholder outreach is primarily a function of the management team, members of our Board, including the Chairman of the Board and Chair of the Compensation Committee, also participate when appropriate. Our Board believes these meetings are important because they help us better understand and respond to our stockholders’ priorities and perspectives.

As a result of stockholder feedback and an analysis of industry trends and best practices, we took several important actions to enhance the Company’s corporate governance practices.

What We Heard from Stockholders	How We Responded
Executive Compensation: Concern that the named executive officer compensation was increasing despite the Company’s lackluster performance

Although CEO target compensation increased for 2017, due to compensation being closely aligned with performance, the pay realized by our named executive officers is substantially lower than their total potential compensation. Refer to discussion under “Target and Realizable Compensation” for full details.

In addition, in 2018, the Company took additional steps to more closely align compensation with the Company’s performance. The Company decreased the total long-term incentive opportunities for our executive officers by 20% and increased the weighting of performance share units (PSUs) from 50% to 75% for the CEO and from 50% to 60% for all other executive officers.

What We Heard from Stockholders	How We Responded
Capital Allocation: The Company has not optimized its capital structure, and excess capital should be used to repurchase the Company’s 2.25% Convertible Senior Notes due 2020 (“Senior Notes”)	In 2017, the Board authorized the repurchase of up to an additional $70 million of the Company’s common stock and equity-linked securities, including the Senior Notes. In addition, the previously authorized share repurchase program, of which $66 million remains, was broadened to include the Senior Notes. On March 29, 2018, the Company settled the repurchase of $45.4 million in aggregate principal amount of its Senior Notes for an aggregate purchase price of $34.0 million, which includes accrued interest.

At our 2017 Annual Meeting of Stockholders, 98% of the votes cast were in favor of our 2017 executive compensation program. Although investors provided us with their overwhelming approval of our compensation program, some investors expressed concerns regarding the continual increase in named executive officer’s compensation despite the Company’s decline in market value.

Recommendations from our compensation consultant were also considered by our Compensation Committee in setting named executive officer compensation for fiscal 2017 and 2018. Important changes were as follows:

Fiscal Year 2017 Changes

Compensation Program Changes – Plan	Specific Change	Rationale
Management Incentive Plan (MIP)	Aligned Key Performance Indicators (KPI) metrics with 2017 key initiatives	Incent senior management to achieve objectives critical to the execution of our Reinvention Strategy

Long-Term Incentive Plan (LTIP)	Adjusted equity award allocation: Time Vesting Restricted Stock increased to 50% and eliminated Stock Options; Performance Share Units remain at 50%	Support executive retention and stability of management as we execute on our multi-year Reinvention Strategy and to limit potential stockholder dilution

Fiscal Year 2018 Changes

Compensation Program Changes – Plan	Specific Change	Rationale
MIP	Aligned KPI metrics with 2018 key initiatives	Incent senior management to achieve objectives critical to the execution of our long-term plan

LTIP

Increased weighting on PSUs from 50% - 75% for CEO and from 50% - 60% for rest of senior management

PSU awards will be based on cumulative Adjusted Operating Income and ROIC at the end of the 3-year performance period

Takes into consideration decline in stock price More closely align realized compensation with execution of the long-term plan

General Compensation Philosophy and Objectives

We work to attract and retain proven and talented industry executives who we believe will help to place us in the best position to resume growth and to meet our objectives. We seek to recruit executives with retail or other experience that we believe is transferable to our business with the expectation that they will share their knowledge to develop and manage a large and successful retail organization. We seek to provide our named executive officers with a compensation package that is competitive for a given position in our industry and geographic region. In establishing executive compensation, we believe each of the following:

•	Compensation and benefits should be competitive with peer companies that compete with us for business opportunities and/or executive talent.

•	Annual cash incentive and equity awards should (i) reflect progress toward Company-wide financial and strategic objectives and (ii) balance rewards for short-term and long-term performance.

•	Our policies should encourage executives to hold stock through long-term equity awards and stock ownership guidelines, thus aligning our executives’ interests with those of our other stockholders.

We believe our compensation objectives are best pursued through a combination of base salary, annual bonus, equity compensation and other benefits.

We offer a market-competitive base salary that is intended to attract and retain executives and recognize each executive’s position, role, responsibility and experience. We use an annual cash incentive and long-term incentives to directly tie our executives’ realized compensation to achievement of pre-established financial and strategic goals. We also use long-term equity awards that encourage our executives to stay committed to the Company, and, in addition, we maintain minimum stock ownership guidelines and a general insider trading policy that includes various prohibitions that could otherwise misalign the mutual interests of our executives and our stockholders.

Executive Compensation Practices

Summarized below are some of the key executive compensation practices we believe promote good governance and best serve the interest of our stockholders, alongside those practices we do not employ.

What We Do	What We Don’t Do
Pay for Performance: A majority of our named executive officer’s compensation is tied to our financial performance.	No Excise Tax Gross-Ups Upon Change–In-Control. Stock Options: No stock options granted below fair market value and no repricing of underwater stock options.

Double Trigger Equity Acceleration Upon a Change-in-Control: LTIP awards provide for accelerated vesting upon a change-in-control only if the executive is terminated without cause within two years of that change-in-control.

Employment Agreements: Limited use of employment agreements. Severance benefits provided under a standardized Company policy.

No Guaranteed Salary Increases or Guaranteed Annual Incentive Bonuses Under The MIP.

Independent Executive Compensation Consultant: The Compensation Committee is advised by an independent executive compensation consultant on matters surrounding executive pay and governance. The consultant provides no other services to the Company.

What We Do	What We Don’t Do
Stock Ownership Policy: Named executive officers are expected to hold Company stock worth two to four times their base salary. Until the guideline is met, named executive officers are expected to retain a percentage of the net after-tax shares realized upon the vesting/earn-out of awards or exercise of stock options received in 2017 or thereafter (“Retention Ratio”). The Retention Ratio for the CEO is 75% and for other named executive officers is 50% of the after-tax shares.

Insider Trading: Prohibit named executive officers from pledging of Company stock, hedging strategies, short sales and entering into any derivative transaction on Company stock.

Clawback: Include clawback language in equity incentive awards, giving the Board the discretion to seek recoupment of the incentive-based compensation paid or granted to certain executive officers in the event of a material restatement of our financial statements.

Stockholder Outreach: Maintain ongoing dialogue with our stockholders and incorporate their feedback as appropriate in our compensation programs.

Compensation Committee Process

The Compensation Committee approves all compensation and awards to our named executive officers. Annually, the Compensation Committee reviews the performance and compensation of our Chief Executive Officer and establishes our Chief Executive Officer’s compensation for the subsequent year. Our Chairman and our Chief Executive Officer review with the Compensation Committee the performance of our other named executive officers, but no other named executive officer has any input in executive compensation decisions. Our Chief Executive Officer does not, and in fiscal 2017 did not, participate in the Compensation Committee’s deliberations with regard to his own compensation. The Compensation Committee gives substantial weight to our Chairman’s and our Chief Executive Officer’s evaluations and recommendations because they are particularly able to assess our other named executive officers’ performance and contributions.

The Compensation Committee evaluates all elements of named executive officer compensation each year after a review of achievement of financial and other strategic, non-financial and corporate objectives with respect to the prior year’s results. Additionally, following discussions with our Chairman and our Chief Executive Officer and, when the Compensation Committee determines that it is appropriate, with input from other advisors, the Compensation Committee establishes the compensation for our other named executives for the subsequent year. Early in the calendar year, the Compensation Committee determines the performance objectives for the Company and each named executive officer for that year. The Compensation Committee may, however, review and adjust compensation at other times as the result of new appointments or promotions during the year. In addition to the Compensation Committee members, our Chief Executive Officer, our Chairman, our Chief Financial Officer, our General Counsel/Corporate Secretary, our Senior Vice President of Human Resources and other officers and Board members have provided input to the Compensation Committee from time to time.

Compensation Determinations and the Role of Consultants

Compensation Consultants

The Compensation Committee retained FW Cook as its compensation consultant. The compensation consultant reports directly to, and acts solely at the discretion of, the Compensation Committee and the Compensation Committee may replace the compensation consultant or hire additional consultants at any time. A representative of the compensation consultant attends meetings of the Compensation Committee, as requested, and communicates with the Compensation Committee Chair between meetings. Management may use, as needed, other outside consultants to assist with the day-to-day management of our programs and in the development of proposals for review by the Compensation Committee and its compensation consultant. In fiscal 2017, management did not engage a separate consultant.

During fiscal 2017, the compensation consultant performed the following services:

(i)	Assisted with the design of our MIP and LTIP for fiscal 2017 and 2018;

(ii)	Provided assistance with CEO total compensation and compensation for the hire of new senior executives;

(iii)	Discussed with the Compensation Committee possible actions to take to retain certain key executives;

(iv)	Reviewed drafts and commented on this CD&A and related compensation tables for the proxy statement;

(v)	Reviewed and recommended changes to the Company’s Executive Severance Pay Policy;

(vi)	Performed a competitive review of non-employee director compensation levels and program structure and assisted with setting compensation for Mr. Smith in his new role of non-executive chairman; and

(vii)	Discussed executive compensation trends and regulatory developments.

Selection of Peer Group

The Compensation Committee recognizes the value of using a peer group to further its understanding of the competitive market for setting executive and non-employee director compensation levels, although we do not attempt to link any single element of compensation to specific peer company percentiles.

For guidance in establishing senior executive and non-employee director compensation levels for fiscal 2017, FW Cook reviewed our peer group to ensure that it continues to serve as an appropriate benchmark and, if appropriate, recommend changes for the Compensation Committee’s consideration. FW Cook applied the following criteria to the Company’s existing peer group and to other companies considered for inclusion: revenue between forty percent and two and one-half times the Company’s and market capitalization between one-fifth and five times the Company, similar business models, including manufacturing and presence in health and wellness space, companies that current peers are using for comparison and companies that consider the Company a peer.

Based upon FW Cook’s analysis, they recommended we remove companies whose business characteristics, product mix and revenue/market capitalization were materially different from the Company.

As a result of FW Cook’s review, the following companies were removed from the peer group:

Company	Rationale for Removal
The Fresh Market, Inc.	Acquired by Apollo Global Management in April 2016 and not publically listed

Lumber Liquidators Holdings, Inc.	Weak fit in terms of industry and business characteristics

Tailored Brands, Inc.	Weak fit in terms of industry and business characteristics

Ulta Salon, Cosmetics & Fragrance, Inc.	Larger in terms of revenue and market capitalization

In addition, in accordance with FW Cook’s recommendation, the following companies were added to the peer group that was used for guidance in establishing senior executive and non-employee director compensation levels for fiscal 2017:

Company	Rationale for Addition
Nutrisystem, Inc.	Comparable market capitalization and has a presence in the health and wellness space

Sprouts Farmers Market, Inc.	Comparable market capitalization and is a retailer with a presence in the health and wellness space

Stein Mart, Inc.	Appropriate size with respect to revenue and market capitalization, considers the Company a compensation peer and three current companies in the peer group consider Stein Mart, Inc. a peer

Weight Watchers International, Inc.	Comparable revenue and market capitalization and has a presence in the health and wellness space

Weis Markets, Inc.	Comparable revenue and market capitalization and similar business characteristics – retailer with manufacturing operations

Relative to the 15-company peer group, our revenues ranked at the 40th percentile and our market capitalization was below the 25th percentile.

Company Name	Revenue (1)$	Market Valuation (2)$
Big 5 Sporting Goods Corporation	$1,009.635	$162.22
The Buckle, Inc.	974.873	1,159.98
The Cato Corporation	956.569	398.50
Finish Line, Inc.	1,844.393	585.93
GNC Holdings, Inc.	2,453.000	308.36
Hibbett Sports, Inc.	973.000	389.41
lululemon athletica inc.	2,344.392	9,870.83
Nutrisystem, Inc.	696.957	1,562.53
Pier 1 Imports Inc.	1,828.400	345.06
Sprouts Farmers Market, Inc.	4,664.612	3,291.36
Stein Mart, Inc.	1,360.518	55.62
Village Super Market, Inc.	1,604.574	344.36
Weight Watchers International, Inc.	1,306.911	2,848.48
Weis Markets, Inc.	3,136.720	1,113.32

Company Name	Revenue (1)$	Market Valuation (2)$
Zumiez, Inc.	836,268	525.95
Vitamin Shoppe, Inc.	1,178,694	105.70
Vitamin Shoppe, Inc. Percentile Rank(3)	40%	6.6%

(1)	As reported in the annual report on Form 10-K for the most recent fiscal year available (in thousands of US dollars).
(2)	Based on the closing stock price as of December 29, 2017 and the number of shares of outstanding common stock reported in the latest Form 10-K or, if the fiscal year of a company does not end in December or January, the latest Form 10-Q. (in millions of US dollars).
(3)	The percentage of scores that fall at or below the score of the Company.

No changes were made to the peer group for establishing senior executive and non-employee director compensation levels for fiscal 2018.

Review of External Data

The Compensation Committee may also consider other data, including trends and best practices in executive compensation, proxy data from our peer group and legal and regulatory changes to assess our compensation practices in the businesses and markets in which we compete for executive talent. We have determined, and continue to believe, that our compensation levels should be competitive in our market and that compensation packages should be aligned with our business goals and objectives. However, we strongly believe in engaging the best talent in critical functions, and this can entail negotiations with individual executives who have significant compensation and/or retention packages in place with other employers. As a result, the Compensation Committee may determine to provide compensation outside of our normal practices to certain individuals to achieve attraction and retention objectives. Our named executive officers did not receive compensation outside of normal practice in 2017.

Elements of Total Compensation

Compensation for our named executive officers includes both fixed and performance-based components. Performance-based components are designed so that above-target performance is rewarded with above-target payouts and vice versa. The fixed components of compensation are designed to be competitive and encourage retention.

The following table briefly describes each element of compensation. A detailed explanation of each component is provided in the next section, “Fiscal Year 2017 Compensation.”

Compensation Component	Reason to Provide	Performance Based	Not- Performance Based	Value Linked to Stock Price	Value Not Linked to Stock Price
Management Incentive Plan	Rewards our Named Executive Officers for achieving the annual financial and operational performance goals established by the Compensation Committee.	✓			✓

Long-term Incentive: PSUs	Granted annually to all Named Executive Officers to drive focus on Vitamin Shoppe’s long-term performance, align their interest with the interest of our stockholders and link to the achievement of long-term value creation.	✓		✓

Compensation Component	Reason to Provide	Performance Based	Not- Performance Based	Value Linked to Stock Price	Value Not Linked to Stock Price
Long-term Incentive: RSAs	Granted annually to Named Executive Officers to encourage retention. Although the number of shares earned is fixed, provided the executive is still employed, their value rises and falls with the price of our common stock, adding a performance element.		✓	✓

Base salary	Paid to all Named Executive Officers; competitive base salaries are necessary to attract and retain qualified, high-performing executives. Prior experience, scope of responsibility and performance are key elements considered in setting base salaries.		✓		✓

Executive Severance Pay Policy	Applicable to all executive officers, including Named Executive Officers, to encourage retention.		✓		✓

Benefits & Limited Perquisites	Offered to all Named Executive Officers; competitive benefits and modest perquisites are necessary to attract and retain qualified, high-performing executives.		✓		✓

The Compensation Committee believes a substantial portion of an executive’s pay should be comprised of awards that are directly tied to the Company and individual performance. A large percentage of total target compensation is “at risk” through long-term equity awards and annual bonuses. These awards are linked to actual performance and include a substantial portion of equity. The following charts illustrate the weighting of base salary, annual incentive awards and long-term incentive awards at target for the CEO and the other named executive officers during 2017:

Target and Realizable Compensation. Consistent with our pay-for performance philosophy, 50% of our CEO’s and 39% of our other named executive officer’s target compensation is at-risk and performance-based. Accordingly, we believe that the CEO and other named executive officer’s financial incentives are aligned with the Company’s actual operational, financial and stock price performance. Further, the value of realizable compensation can differ substantially from the target compensation in ways that emphasize the practical impact of our pay-for-performance philosophy. The chart below illustrates what percentage of the CEO’s and other named executive officer’s total target compensation in 2017 is at risk and performance based.

Target Total Direct Compensation-CEO	Target Total Direct Compensation Other NEOs

2017 CEO – Total Target and Realizable Compensation

The chart below compares the CEO’s total target compensation in 2017 to the values realized in light of the Company’s performance in a challenging year.

	Total Target Compensation		Realizable Compensation
Salary	$880,000	(3)	$864,615	(3)
PSUs(1)	974,998		149,745
RSAs(2)	974,998		224,607
Annual Bonus	864,615		309,100

Total	$3,684,610		$1,548,067

CEO’s Realized Compensation: 42% of Target Total Compensation

(1)	The amount of PSU-based compensation realized by the CEO was calculated by multiplying the total number of PSUs granted in 2017 (51,047) times the closing stock price on the last trading day of 2017, December 29, 2017 ($4.40), and then multiplying that sum by 66.67% which reflects that the Company missed the threshold financial targets for Adjusted Operating Income and Return on Invested Capital for fiscal 2017 and assumes that 100% of the target performance goals for fiscal 2018 and 2019 will be achieved.
(2)	The amount of RSA -based compensation realized by the CEO was calculated by multiplying the total number of RSAs granted in 2017 (51,047) times the closing stock price on the last trading day of 2017, December 29, 2017 ($4.40).
(3)	The difference between the CEO’s target salary and realized salary is due to the fact that the CEO received a merit increase to his salary on February 27, 2017 that increased his salary from $800,000 to $ 880,000.

Fiscal Year 2017 Compensation

Base Salary

Base salaries for our named executive officers are determined based on the specific level of the executive, the responsibilities of his or her position, and certain peer group data and labor market factors. Generally, our goal is to provide a salary that is competitive with the salary for similar positions in similar industries. Salaries are reviewed annually to determine whether any change is appropriate. Any increase in salary for our named executive officers is subject to Compensation Committee approval. In addition, base salaries may be adjusted on occasion at the Compensation Committee’s discretion to realign a particular executive’s salary with those prevailing in the market.

The following table provides information concerning the annual base salaries of our named executive officers for the periods specified. The amounts represent the salaries approved by the Compensation Committee.

Name	2016 Rate ($)	2017 Rate ($)	Increase (%)
Colin Watts(1)	800,000	880,000	10%
Brenda Galgano	500,000	515,000	3%
Michael Beardall(2)	361,000	371,000	2.8%
David Kastin	357,000	385,000	7.8%
Jason Reiser(3)	600,000	618,000	3%

(1)	Mr. Watts’ separation from the Company was announced on February 27, 2018; under his separation arrangement, Mr. Watts will continue to be employed as the Chief Executive Officer through no later than May 31, 2018.
(2)	Mr. Beardall’s employment with the Company ended as of March 30, 2018.
(3)	Mr. Reiser’s employment with the Company ended as of July 11, 2017.

In Fiscal 2016, FW Cook completed an assessment of each component of compensation for our named executive officers, including base salary, annual cash incentive and annual long-term incentive equity grants, which included an analysis of compensation within our peer group. FW Cook’s analysis revealed that Mr. Watts’ and Mr. Kastin’s base salaries were below median. In light of Mr. Watts’ maturation as a chief executive officer and the critical nature of his role in the execution of our Reinvention Strategy, the Compensation Committee increased Mr. Watts’ base salary by 10% to bring it closer to the median of the Company’s peer group. In addition, the Compensation Committee reviewed Mr. Kastin’s contributions to the Company, not only as head of the Company’s legal and regulatory function but as a strategic advisor to senior management and head of real estate, and determined that it would be appropriate to raise Mr. Kastin base salary by 7.8%, which brings it closer to the median of the Company’s peer group.

Since our fiscal year 2017 was challenging, we did not increase the base salaries of the named executive officers for fiscal year 2018.

Annual Cash Incentive – Management Incentive Program

Our philosophy is that annual cash incentives are to be used to incent achievement of short-term objectives. Our MIP is a cash-based, pay-for-performance annual incentive plan. The MIP allows for a range of cash awards based on the named executive officer’s base salary and level of employment, and our operating results and/or achievement of Key Performance Indicators (KPI) goals.

Annual cash incentives under the 2017 MIP are based upon a combination of corporate financial targets and KPIs. We believe that focusing on operating income targets, which include depreciation and amortization expense, will encourage disciplined capital investment to fuel profitable growth. Our KPIs are directly linked to our

Reinvention Strategy and shared by the named executive officers, which encourages cross-functional teamwork and successful implementation of future business drivers, such as growth of private brands and an enhanced loyalty program.

The Compensation Committee approves the structure of the MIP including the corporate financial targets and the KPI goals. The Committee also retains the discretion to award lesser amounts under the MIP to individuals based upon Company or individual performance, based upon the recommendation of our Chief Executive Officer or such other factors that the Committee deems appropriate. The Compensation Committee Chair, the Audit Committee Chair and our outside auditors generally discuss our audited financial results in connection with the determination of MIP payouts.

Target bonuses are expressed as a percentage of base salary and range from 45% to 100% of salary for our named executive officers (as provided in the table on page 18). The table below describes the target bonus for each named executive officer, which is expressed as a percentage of salary in the fiscal year, and the performance metrics, which make up the target bonus.

Target Bonus Metrics and Weightings

	Adjusted Operating Income		KPI’s
Name	Vitamin Shoppe	Nutri- Force Nutrition	Private Brands Growth	Customer Engage- ment / Churn Reduction	Vendor Negotiations	Brand Defining Store Trans- forma- tions	Nutri- Force Turn- around	Supply Chain	Total
Colin Watts	60%	10%	6%	6%	6%	6%	3%	3%	100%
Michael J. Beardall	40%	30%	6%	6%	6%	6%	3%	3%	100%
Brenda Galgano	60%	10%	6%	6%	6%	6%	3%	3%	100%
David M. Kastin	60%	10%	6%	6%	6%	6%	3%	3%	100%
Jason Reiser	60%	10%	6%	6%	6%	6%	3%	3%	100%

Performance Achievement Percentage Multiplier

As set forth in the chart below, The Vitamin Shoppe Financial Objectives component and The Nutri-Force Nutrition Financial Objectives component are subject to a multiplier based on a Performance Achievement Percentage, which ranges from 25% to 200% of target, based on the level of Adjusted Operating Income achieved in the fiscal year 2017.

	The Vitamin Shoppe			Nutri-Force Nutrition
Adjusted Operating Income	Threshold $93.7 million	Target $96.8 million	Maximum $106.5 million	Threshold $(8.5) million	Target $(7.9) million	Maximum $(7.1) million
Performance Achievement Percentage	25%	100%	200%	25%	100%	200%

Achievement of less than the threshold level of Adjusted Operating Income results in a multiplier of 0%. In addition, achievement of less than the threshold Adjusted Operating Income results in the maximum award under the KPI component being reduced from 150% to 100%. In addition, The KPI component is subject to a multiplier based on Strategic Performance Percentage, which ranges from 25% to 150% based upon the Company’s performance against the KPIs.

Adjusted Operating Income

Adjusted Operating Income for The Vitamin Shoppe represents the Company’s reported operating income (excluding Nutri-Force), along with adjustments for extraordinary, unusual or non-recurring items during the year as determined by the Compensation Committee. Adjusted Operating Income for Nutri-Force represents Nutri-Force’s portion of the Company’s reported operating income, along with adjustments for extraordinary, unusual or non-recurring items during the year as determined by the Compensation Committee.

Key Performance Indicators (KPIs)

For 2016, the Compensation Committee implemented an incentive compensation plan that focused our named executive officers on achieving specific business goals directly supporting the Company’s short and long-term goals. For 2017, the Compensation Committee decided to maintain the same structure used for the 2016 MIP, but changed the KPIs to better align our named executive officers’ compensation with the Company’s strategic goals of revenue growth, margin improvement, cost containment and improved customer experience. The Compensation Committee also decided to continue to apply the same KPIs to each named executive officer in order to foster strong cross-functional support and better align our senior management team with the Company’s corporate goals. The KPIs consisted of five (5) initiatives: (i) Private Brands Growth, (ii) Customer Engagement, (iii) Vendor Negotiations, (iv) Brand Defining Store Transformations, and (v) Nutri-Force and Supply Chain, each of which contained measurable performance metrics which were used to calculate the KPI portion of the MIP bonus for each named executive officer.

MIP Calculation

The following formula provides an illustration of how annual cash incentive awards pursuant to the MIP were calculated for Mr. Watts, Mr. Kastin, Mr. Reiser and Ms. Galgano:

Step 1:	Participant’s eligible earnings x Participant’s Target Bonus % = Target Bonus Amount.

Step 2:

•	Target Bonus Amount x 60% = Vitamin Shoppe Financial Objectives Component.

•	Target Bonus Amount x 10% = Nutri-Force Nutrition Financial Objectives Component.

•	Target Bonus Amount x 30% = KPI Component.

Step 3:	(Vitamin Shoppe Financial Objectives Component x Performance Achievement Percentage Multiplier, capped at 200%) + (Nutri-Force Nutrition Financial Objectives Component x Performance Achievement Percentable Multiplier, capped at 200%) + (KPI Component x Strategic Performance Achievement Percentage Multiplier, capped at 150%) = MIP Award.

The following formula provides an illustration of how the annual cash incentive award pursuant to the MIP was calculated for Mr. Beardall:

Step 1:	Participant’s eligible earnings x Participant’s Target Bonus % = Target Bonus Amount.

Step 2:

•	Target Bonus Amount x 10% = Vitamin Shoppe Financial Objectives Component.

•	Target Bonus Amount x 60% = Nutri-Force Nutrition Financial Objectives Component.

•	Target Bonus Amount x 30% = KPI Component.

Step 3:	(Vitamin Shoppe Financial Objectives Component x Performance Achievement Percentage Multiplier, capped at 200%) + (Nutri-Force Nutrition Financial Objectives Component x Performance Achievement Percentable Multiplier, capped at 200%) + (KPI Component x Strategic Performance Achievement Percentage Multiplier, capped at 150%) = MIP Award.

MIP Payouts

For fiscal 2017, The Vitamin Shoppe did not achieve our minimum threshold Adjusted Operating Income of $93.7 million, and therefore the Performance Achievement Percentage Multiplier was 0%. However, Nutri-Force exceeded its Adjusted Operating Income target maximum of $(7.1) million, resulting in a Performance Achievement Percentage Multiplier of 200%.

As set forth in the chart below, our named executive officers also achieved a portion of the KPIs, which resulted in a payout to each of the named executive officers of approximately 53% of the KPI portion of their target bonus.

KPI	Achievement %	Weight	Actual Payout %
Private Brands Growth	0%	6%	0%
Customer Engagement	0%	6%	0%
Vendor Negotiations(1)	100%	6%	6%
Brand Defining Store Transformations(2)	50%	6%	3%
Nutri-Force and Supply Chain(3)	112%	6%	6.72%
Total			15.72%

(1)	The 100% payout on this KPI was a direct result of management’s negotiations with vendors that resulted in approximately $15 million in annual savings.

(2)	The 50% payout on this KPI was a result of the complete transformation of 10 of The Vitamin Shoppe stores by the end of Q2 2017.

(3)	The 112% payout on this KPI was the result of the completion of the new distribution center in Arizona coming in under budget and outbound shipments beginning ahead of schedule.

The following table shows targeted and actual bonus amounts calculated as described above for our named executive officers for 2017.

Name	2017 Target % Salary	Threshold Payment $(1)	2017 Target Payment $(2)	Maximum Payment $(3)	Actual Bonus $(4)	Actual Bonus as a % of Target Payment
Colin Watts	100%	216,154	864,615	1,599,538	309,100	36%
Brenda Galgano	50%	64,014	256,057	473,705	91,541	36%
Michael Beardall	45%	41,521	166,085	307,257	225,460	136%
David Kastin	45%	42,828	171,311	316,925	61,244	36%
Jason Reiser(5)	65%	56,216	224,865	416,000	—	—

(1)	The amounts reflected in the chart are based on the assumption that the Company achieved at least the threshold level of Adjusted Operating Income, and that the individual received 100% of the KPI component of the bonus.

(2)	The amounts reflected in the chart are based on the assumption that the Company achieved at least the target level of Adjusted Operating Income, and that the individual received 100% of the KPI component of the bonus.

(3)	The amounts reflected in the chart are based on the assumption that the Company achieved at least the maximum level of Adjusted Operating Income, and that the individual received 150% of the KPI component of the bonus.

(4)	The amounts reflected in the chart are based on a The Vitamin Shoppe Performance Achievement Percentage multiplier of 0%, Nutri-Force Performance Achievement Percentage Multiplier of 200%, and achievement of 53% of the potential KPI payout

(5)	Mr. Reiser’s employment with the Company ended as of July 11, 2017.

Long-Term Incentive Compensation

We believe that granting equity that vests over an extended period of time encourages our named executive officers to focus on our future success and aligns their interests with the interests of our stockholders. In addition, we typically employ (x) time-based vesting to retain our named executive officers and (y) performance-based metrics to incentivize them to accomplish our goals. In certain instances, we also use time-based awards as a means for inducing potential employees to join us, as a means of rewarding current employees in connection with a promotion, for taking on new responsibilities, or for retention purposes. All such equity awards are granted under the 2009 Equity Incentive Plan. The total equity granted to recipients is based in part on their position with us and the reason for the grants. All grants to named executive officers require the approval of the Board.

In 2017, we provided our named executive officers with annual grants comprised of 50% Time Vesting Restricted Stock and 50% Performance Share Units to directly tie compensation to achievement of multi-year financial performance and increases in stock price, while supporting our retention objective during execution of our long-term strategy. We believe this mix of equity increases accountability for results and total upside earnings potential.

Time Vesting Restricted Stock

Provided the named executive officer is employed by the Company, the Time Vesting Restricted Stock shall become unrestricted and vested: (i) as to the first 50% of the shares of restricted stock, on the second anniversary of the grant date, and (ii) as to the second 50% of the shares of restricted stock, on the third anniversary of the grant date. If the named executive officer is no longer employed by the Company for any reason (other than death or disability) prior to the vesting of all or any portion of the restricted stock, such unvested portion of the restricted stock shall immediately be cancelled and the named executive officer shall forfeit any rights or interests in and with respect to any such shares of restricted stock; provided, however, in the event the named executive officer’s employment is terminated due to death or disability, the shares of restricted stock shall become unrestricted and vested as of the date of any such termination.

Performance Share Units

The Performance Share Units have a three-year performance period (“Performance Period”) and 50% of the Performance Stock Units shall be eligible to vest at the end of the Performance Period based on the achievement of adjusted operating income growth targets (the “Adjusted Operating Income Units”) and 50% of the Performance Stock Units shall be eligible to vest at the end of the Performance Period based on the achievement of return on invested capital targets (the “ROIC Units”). Performance goals for the Adjusted Operating Income Units and ROIC Units are established at the beginning of the Performance Period. The number of Adjusted Operating Income Units that vest is equal to the target number of Adjusted Operating Income Units multiplied by the Adjusted Operating Income Applicable Percentage. The “Adjusted Operating Income Applicable Percentage” is equal to the average of the Adjusted Operating Income Vesting Percentages, which range from 0% (below threshold) to 150% (outstanding) determined for each year during the Performance Period. The “Adjusted Operating Income Vesting Percentage” for fiscal 2017 is measured against a pre-established range, and a payout percentage, if any, would be calculated, but not paid. The same methodology is repeated for Fiscal 2018 and 2019. At the end of Fiscal 2019, the calculated payout percentages from each of the three years’ performance results are averaged to determine the actual share delivery. If the percentage growth in Adjusted Operating Income for a particular fiscal year falls between the indicated performance levels, the Adjusted Operating Income Vesting Percentage will be determined based on straight-line interpolation. For performance levels below the threshold level, straight-line interpolation will not be applied and the Adjusted Operating Income Vesting Percentage will be 0%.

The number of ROIC Units that performance vest as of the end of the Performance Period is equal to the target number of ROIC Units multiplied by the ROIC Applicable Percentage. The “ROIC Applicable Percentage” is equal to the average of the ROIC Vesting Percentages, which range from 0% (below threshold) to 150% (outstanding) determined for each year during the Performance Period. The “ROIC Vesting Percentage” for fiscal 2017 is measured against a pre-established range, and a payout percentage, if any, would be calculated, but not paid. The same methodology is repeated for Fiscal 2018 and 2019. At the end of Fiscal 2019, the calculated payout percentages from each of the three years’ performance results are averaged to determine the actual share delivery. For return on invested capital performance levels that fall between the indicated performance levels, the Vesting Percentage will be determined based on straight-line interpolation. For performance levels below the threshold level, straight-line interpolation will not be applied and the ROIC Vesting Percentage will be 0%.

In the event the participant’s employment with the Company is terminated before the end of the Performance Period due to the participant’s death, disability or retirement, the participant shall be entitled to a pro-rata portion of the Performance Stock Units equal to (x) the percentage of the Performance Period that the Participant was employed by the Company (calculated using the number of days employed during the Performance Period) multiplied by (y) the number of Performance Stock Units that would otherwise have performance vested as of the end of the Performance Period.

Other Benefits and Perquisites

Our named executive officers are provided with basic health and welfare insurance coverage, life insurance, and are eligible to participate in our 401(k) plan. Perquisites may be awarded to our named executive officers on a limited case-by-case basis, subject to Board and/or Compensation Committee approval. The Compensation Committee approved an annual car allowance for Mr. Watts of $20,000 effective March 17, 2017. Except for Mr. Watts’ car allowance, no additional material perquisites are being provided to our named executive officers.

Equity Award Grant Date Policy

We do not time or select the grant dates of any stock-based awards in coordination with our release of material non-public information, nor do we have any program, plan or practice to do so.

Executive Severance Pay Policy; Change in Control Benefits

Our named executive officers are generally provided severance protection under our Executive Severance Pay Policy, except for Mr. Beardall, who is provided severance protection under the Nutri-Force Executive Severance Pay Policy (“Nutri-Force Policy”). We believe that the Executive Severance Pay Policy, the Nutri-Force Policy and the severance protection provided in the employment agreements of our named executive officers, as applicable, provide a reasonable level of protection in the event of change in control-related terminations and help ensure continuity of management under circumstances that reduce or eliminate job security and might otherwise lead to accelerated departures. The Compensation Committee believes that the aggregate value of benefits, covenants and other terms and conditions under the severance arrangements covering our executive management are market-competitive for a company of our size. In the Compensation Committee’s view, severance benefits, including in the event of a change in control, are event-contingent and operate as a form of insurance rather than as a principal component of our compensation strategy. The Compensation Committee does not, therefore, take severance benefits into account when setting the other elements of compensation. The table in the Potential Payments Upon Termination or Change in Control section and the accompanying narrative below provide the estimated values and details of the termination benefits under various scenarios for each of our named executive officers as of December 30, 2017.

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan or program for our employees, officers or directors.

Stock Ownership Guidelines for Officers

We believe that our named executive officers should be subject to certain stock ownership guidelines to encourage significant ownership of our common stock and to further align the personal interests of our named executive officers with the interests of our stockholders. Under these guidelines, our named executive officers are required to accumulate and hold an aggregate market value of our common stock equal to a multiple of annual base salary. Applicable multiples are:

•	Chief Executive Officer – 4x

•	Other named executive officers and senior vice presidents – 2x

Effective February 21, 2017, we revised our Stock Ownership Guidelines to ensure that executives are making progress towards meeting the ownership guidelines. Under the Revised Stock Ownership Guidelines, the level of ownership set forth above remains unchanged, however, there is no longer a deadline for the required level of ownership to be reached. Instead, our named executive officers are required to retain a portion of shares received pursuant to grants in 2017 and beyond until they have achieved the required level of ownership (“Retention Ratio”). The Retention Ratio for the chief executive officer is 75% and 50% of the net after-tax shares realized upon the vesting and earn out of awards or exercise of options received in 2017 and beyond, for all other named executive officers. Ownership includes shares owned, deferred stock units and unvested restricted stock. The Compensation Committee will evaluate compliance with this policy on an annual basis.

Compensation Recovery Policies

In 2010, the Compensation Committee began adding clawback language into equity grants, giving the Board the discretion to seek recoupment of the incentive-based compensation paid or granted to certain executive officers in the event of a material restatement of our financial statements (other than to comply with changes in applicable accounting principles). Provisions for recoupment of incentive-based compensation are included in the employment agreements and equity award agreements with each of our named executive officers. The Compensation Committee will re-evaluate and, if necessary, revise our clawback policy to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act once the SEC adopts final rules implementing the clawback requirements.

The proposed 2018 Long-Term Incentive Plan provides that, notwithstanding anything to the contrary, if a participant in the Plan receives an amount in excess of what he or she should have received pursuant to an incentive award under the Plan by reason of a material financial restatement, then such participant shall be required to promptly repay to the Company any such excess amount as determined by the Committee.

Insider Trading Policy

Our insider trading policy prohibits certain employees, directors and service providers (including our named executive officers) from trading and/or tipping while aware of material, non-public information, restricts the disclosure of certain non-public information, and includes certain periods subject to black-out and other limitations regarding trading of our stock. Our insider trading policy also prohibits certain aggressive and speculative trading in our stock, including the trading of options, short sales, or engaging in hedging transactions (including the use of financial instruments such as prepaid variable forwards, equity swaps, collars, and exchange funds). Similarly, our insider trading policy generally prohibits pledging shares of the Company’s common stock as collateral for a loan or other financial arrangement. Company employees are prohibited from trading in Company shares during certain prescribed blackout periods, typically beginning fifteen (15) calendar days prior to the end of each fiscal quarter and ending two full trading days after the public release of our quarterly earnings announcement.

Tax and Accounting Treatment

Section 162(m) limits the tax deductibility of compensation paid by a public company to certain of its highly compensated executive officers to $1 million annually. The Tax Cuts and Jobs Act, signed into law on December 22, 2017 (the “Tax Act”) eliminates the exception to the limit on deductibility for performance-based compensation and provides that the “covered employees” include, in addition to the Chief Executive Officer and certain other highly compensated executive officers, the Chief Financial Officer; provided, that such change will not apply to compensation paid pursuant to a written contract in effect on November 2, 2017. The Compensation Committee considers the impact of Section 162(m) generally when developing and implementing our executive compensation program, and it will continue to do so in light of the Tax Act. However, the Compensation Committee also believes that it is important to preserve flexibility in administering compensation programs in a manner designed to promote varying corporate goals, and accordingly, it has never adopted a policy that all compensation must qualify as deductible under Section 162(m). Going forward, we will continue to monitor IRS guidance on the Tax Act in developing an executive compensation pay structure that incentivizes our officers while considering the potential loss of tax benefits available to the Company.

The 2009 Equity Incentive Plan is not the exclusive means by which annual or long-term incentive payments may be made to covered employees. The Compensation Committee may make such awards, at its discretion, and within the NYSE rules.

We follow FASB ASC Topic 718 for our stock-based compensation awards. FASB ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from their awards. FASB ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that an executive officer is required to render service in exchange for the option or other award.

Compensation Risks

The Compensation Committee has conducted a risk assessment of our compensation policies and practices, and it believes that the mix and design of the elements of compensation do not encourage management or employees to assume excessive risks. All aspects of our compensation programs, including base salary, annual incentive compensation, long-term incentive compensation, and benefits, including severance benefits, have been reviewed in terms of the long-term best interests of stockholders. The Compensation Committee believes that our executive pay practices provide adequate financial security and incentives for executive officers to achieve the optimal short-term and long-term objectives of the Company. The Compensation Committee believes that our executive pay does not promote unreasonableness in risk-taking behavior. The value of short-term incentives is counterbalanced by long-term incentives and stock ownership guidelines, which the Compensation Committee believes reward sustained performance that is aligned with stockholder interests. The Compensation Committee has concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Compensation Committee Deborah M. Derby – Chair Guillermo Marmol Beth M. Pritchard

The Compensation Committee Report on Executive Compensation set forth in this Amendment shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act. In addition, it shall not be deemed incorporated by reference by any statement that incorporates this Amendment by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference.

EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by our named executive officers for all services rendered to us in all capacities in the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen-sation ($)(3)	All Other Compen- sation ($)(4)	Total ($)
Colin Watts	2017	864,615	—	1,949,996	—	309,100	27,083	3,150,794
Chief Executive Officer	2016	780,769	—	1,349,989	450,139	140,538	10,930	2,732,365
	2015	498,077	—	999,999	—	230,000	193	1,728,269

Brenda Galgano	2017	512,115	—	487,470	—	91,541	10,930	1,102,056
Executive Vice President and Chief Financial Officer	2016	496,942	—	324,175	108,093	44,725	10,930	984,865
	2015	472,621	—	339,967	—	—	10,930	823,518

Michael J. Beardall	2017	369,076	—	299,984	—	225,460	10,930	605,466
Chief Executive Officer, NutriForce	2016	358,885	—	199,474	66,521	29,070	1,966	756,426

David M. Kastin	2017	380,692	—	299,984	—	61,244	10,930	752,850
Senior Vice President, General Counsel and Corporate Secretary	2016	355,654	—	199,474	66,521	28,808	5,273	655,730

Jason Reiser(5)	2017	345,946	—	749,980	—	—	165	1,096,091
Former Executive Vice President and Chief Operating Officer	2016	265,385	400,000	999,944	—	195,000	89	1,860,418

(1)	Salary reported includes only compensation actually earned in the reported fiscal years, not base salary. Base salaries for our named executive officers for the fiscal year ended December 30, 2017 were: Mr. Watts ($880,000), Ms. Galgano ($515,000), Mr. Beardall ($371,000), Mr. Kastin ($385,000), and Mr. Reiser ($618,000).
(2)	These amounts were calculated in accordance with FASB ASC Topic 718. The values for the Performance Stock Units in the table assume 100% of the target performance goals will be achieved. If we assumed the maximum 150% of the target performance goals that could be achieved, the value of the Performance Stock Units granted to Mr. Watts, Ms. Galgano, Mr. Beardall, Mr. Kastin, and Mr. Reiser in Fiscal 2016 would be $1,349,990, $324,176, $199,490, $199,490, and $749,958, respectively and in Fiscal 2017 would be $1,462,497, $365,603, $224,988, $224,988, and $562,485, respectively. The amounts may not correspond to the actual value that may be realized by such persons with respect to these awards.
(3)	These amounts reflect bonuses earned under the MIP during the applicable year, which are typically paid in the year following the applicable performance year.
(4)	The amounts reflected in the All Other Compensation column for fiscal year ended December 30, 2017 represent the following:

		Mr. Watts ($)	Ms. Galgano ($)	Mr. Beardall ($)	Mr. Kastin ($)	Mr. Reiser ($)
Car Allowance	2017	16,153	—	—	—	—
Life Insurance Premiums	2017	330	330	330	330	165
401(k) Company Contributions	2017	10,600	10,600	10,600	10,600	—

Totals	2017	27,083	10,930	10,930	10,930	165

(5)	Mr. Reiser’s employment with the Company ended as of July 11, 2017.

Grants of Plan-Based Awards

The following table shows plan-based awards granted in fiscal 2017 to our named executive officers:

			Estimated future payouts under non-equity incentive plan awards(1)			Estimated future payouts under equity incentive plan awards(2)			Grant date fair value of stock and option
Name	Grant Date	Type of Equity	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	awards ($)(3)
Colin Watts			216,154	864,615	1,513,076
	3/10/2017	Restricted Stock Awards				51,047	51,047	51,047	$974,998
	3/10/2017	Performance Share Units				12,762	51,047	76,571	$974,998
Brenda Galgano			64,014	256,057	473,705
	3/10/2017	Restricted Stock Awards				12,761	12,761	12,761	$243,735
	3/10/2017	Performance Share Units				3,190	12,761	19,142	$243,735
Michael Beardall			42,828	171,311	316,925
	3/10/2017	Restricted Stock Awards				7,853	7,853	7,853	$149,992
	3/10/2017	Performance Share Units				1,963	7,853	11,780	$149,992
David Kastin			41,521	166,085	307,257
	3/10/2017	Restricted Stock Awards				7,853	7,853	7,853	$149,992
	3/10/2017	Performance Share Units				1,963	7,853	11,780	$149,992
Jason Reiser			56,216	224,865	416,000
	3/10/2017	Restricted Stock Awards				19,633	19,633	19,633	$374,990
	3/10/2017	Performance Share Units				4,908	19,633	29,450	$374,990

(1)	These amounts reflect threshold, target, and maximum amounts for MIP awards for the 2017 fiscal year performance period. See the Non-Equity Incentive Compensation Plan column of the Summary Compensation Table for actual amounts received by the officers in connection with MIP awards for 2017. See the section of the CD&A entitled Annual Cash Incentive – Management Incentive Program for further information regarding MIP awards for 2017.
(2)	These amounts reflect threshold, target, and maximum equity awards for the 2017 fiscal year PSUs granted under the Vitamin Shoppe 2009 Equity Incentive Plan. See the Stock Awards column of the Summary Compensation for amounts received by officers in connection with LTIP awards for 2017. In addition, see section of the CD&A entitled Annual Bonus – Long-Term Incentive Compensation for further information regarding equity awards for 2017.
(3)	These amounts reflect the FASB ASC Topic 718 grant date fair values of equity awards granted in 2017 under the Vitamin Shoppe 2009 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

The table below describes the outstanding equity awards held by our named executive officers as of December 30, 2017. The stock options reflected in the table below have a maximum term of 10 years. Vested stock options under our Amended and Restated 2006 Stock Option Plan and our Amended and Restated 2009 Equity Incentive Plan generally remain exercisable for 30 days and 90 days, respectively, from the date of termination of employment without cause.

	Option Awards							Restricted Stock Awards and Performance Share Units Awards
Name	Option Grant Date	Number of Shares Under-lying Un-exercised Options Exer-cisable (#)		Number of Shares Under-lying Un-exercised Options Unexer- cisable (#)		Option Exercise Price ($)	Option Expir- ation Date	Stock Award Grant Date	Number of Shares of Stock Not Yet Vested (#)		Market Value of Shares or Units of Stock Not Yet Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Colin Watts	—	—		—		—	—	4/6/2015	6,105	(2)	26,862	12,210	(7)	53,724
	—	—		—		—	—	3/8/2016	14,871	(3)	65,432	29,742	(8)	130,865
	—	—		—		—	—	3/10/2017	51,047	(4)	224,607	51,047	(9)	224,607
	3/8/2016	18,072	(1)	36,144	(1)	30.26	3/8/2026
Brenda Galgano	—	—		—		—	—	4/6/2015	2,075	(2)	9,130	4,152	(7)	18,269
	—	—		—		—	—	3/8/2016	3,571	(3)	15,712	7,142	(8)	31,425
	—	—		—		—	—	3/10/2017	12,761	(4)	56,148	12,761	(9)	56,148
	3/8/2016	4,340	(1)	8,679	(1)	30.26	3/8/2026
Michael Beardall	—	—		—		—	—	6/17/2015	5,159	(5)	22,700	—		—
	—	—		—		—	—	3/8/2016	2,197	(3)	9,667	4,395	(8)	19,338
	—	—		—		—	—	3/10/2017	7,853	(4)	34,553	7,853	(9)	34,553
	3/8/2016	2,671	(1)	5,341	(1)	30.26	3/8/2026
David Kastin	—	—		—		—	—	8/20/2015	3,514	(6)	15,462			—
	—	—		—		—	—	3/8/2016	2,197	(3)	9,667	4,395	(8)	19,338
	—	—		—		—	—	3/10/2017	7,853	(4)	34,553	7,853	(9)	34,553
	3/8/2016	2,671	(1)	5,341	(1)	30.26	3/8/2026
Jason Reiser(10)	—	—		—		—	—	—	—		—	—		—

(1)	Annual Grant (Stock Options): 33% vested on 3/8/2017, 33% vested on 3/8/2018 and 34% vests on 3/8/2019.
(2)	Annual Grant (Time Vesting Restricted Stock): 50% vested on 4/6/2017 and 50% vested on 4/6/2018.
(3)	Annual Grant (Time Vesting Restricted Stock): vested 50% on 3/8/2018 and 50% vests on 3/8/2019.
(4)	Annual Grant (Time Vesting Restricted Stock): vests 50% on 3/10/2019 and 50% vests on 3/10/2020.
(5)	New Hire Grant (Time Vesting Restricted Stock): vested 50% on 6/17/2017 and 50% vests on 6/17/2018.
(6)	New Hire Grant (Time Vesting Restricted Stock): vested 50% on 8/20/2017 and 50% vests on 8/20/2018.
(7)	Annual Grant (Time and Performance Vesting Restricted Stock): 50% time vested on 4/6/2017, 50% time vested on 4/6/2018, and becomes fully vested based on the achievement of certain adjusted EBIT targets in Fiscal 2015, 2016 and 2017. These grants will not fully vest as EBIT targets were missed in 2015, 2016 and 2017.
(8)	Annual Grant (Performance Stock Units): vests on 12/29/2018 based upon the achievement of certain adjusted operating income and ROIC goals.

(9)	Annual Grant (Performance Stock Units): vests on 12/28/2019 based upon the achievement of certain adjusted operating income and ROIC goals.
(10)	Jason Reiser voluntarily separated from The Vitamin Shoppe on July 11, 2017. His equity awards were cancelled and have no value.

Option Exercises and Stock Vested

Our named executive officers exercised no stock options during fiscal 2017, and 20,317 shares of restricted stock vested during fiscal 2017. The following table provides information concerning aggregate exercises of stock options and vesting of stock awards during fiscal 2017 for each of our named executive officers.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Colin Watts	—	—	6,105	115,690
Brenda Galgano	—	—	5,540	103,770
Michael J. Beardall	—	—	5,158	58,028
David M. Kastin	—	—	3,514	20,206
Jason Reiser	—	—	—	—

Nonqualified Deferred Compensation

We do not have a deferred compensation program for our employees, officers or directors.

Pension Benefits

We do not have a pension program for our employees, officers or directors.

Employment Agreements

As of December 30, 2017, Mr. Watts was employed with us and our subsidiary, Vitamin Shoppe Industries, Inc., pursuant to a written employment agreement and Ms. Galgano, Mr. Beardall and Mr. Kastin were employed pursuant to offer letter(s). Mr. Watts’ employment agreement and the offer letters for Ms. Galgano, Mr. Beardall and Mr. Kastin are described below.

Colin Watts. Mr. Watts became our Chief Executive Officer on April 6, 2015. Mr. Watts’ employment agreement, dated March 3, 2015, provided that Mr. Watts would serve as the Chief Executive Officer and his annual base salary would be $700,000. The agreement provided a sign-on bonus of $500,000 and an annual target bonus of 100% of his then current base salary, based upon the Company’s satisfaction of operating objectives specified by the Board each year at its sole discretion, and individual members of management’s satisfaction of certain individual operating objectives based upon their area of responsibility as specified by the Board in its sole discretion.

Mr. Watts’ separation from the Company was announced on February 27, 2018. Pursuant to a Transition Letter Agreement, dated February 26, 2018 (“Transition Letter”), Mr. Watts will remain the Chief Executive Officer through no later than May 31, 2018. Provided that Mr. Watts complies with the terms of the Transition Letter, he will receive (i) one hundred four (104) weeks of his base salary, paid in accordance with the Company’s normal payroll schedule, (ii) COBRA reimbursement until the earlier to occur of (X) eighteen months from Mr. Watt’s termination date and (Y) the time when Mr. Watts become eligible for insurance coverage offered by a subsequent employer, and (iii) a pro-rata portion of the annual cash incentive for 2018 based on actual achievement, paid on or before March 15, 2019, if any.

Brenda Galgano. Upon expiration of Ms. Galgano’s employment agreement on March 31, 2016, we entered into a letter agreement that will continue to provide her with substantially similar benefits and compensation (Ms. Galgano was entitled to annual base salary equal to $484,000 and annual cash incentive with a target amount of 50% of her base salary pursuant to her previous agreement with the Company), provided that her termination rights will be governed by the Executive Severance Pay Policy, unless she is terminated due to death or disability. If Ms. Galgano is terminated due to death or disability, the letter agreement provides that she is entitled to receive the full amount of any unpaid annual cash incentive for the year prior to the termination, and if such termination occurs on July 1 or later of the calendar year, Ms. Galgano is entitled to a pro-rated annual cash incentive that she would have received based on the performance of the Company, but no portion of the bonus will be attributable to her individual performance.

If we terminate Ms. Galgano’s employment “without cause,” for “good reason” or upon or within two years following a “change in control,” or Ms. Galgano terminates her employment due to an “adverse change in status,” as defined under our Executive Severance Pay Policy, then she is entitled to payments under the Executive Severance Pay Policy, as described below.

Michael J. Beardall. Mr. Beardall became our President, Nutri-Force Nutrition in June 2015. Mr. Beardall’s offer letter, dated June 3, 2015, provided that Mr. Beardall would serve as President, Nutri-Force Nutrition and his annual base salary would be $350,000. The offer letter provided a sign-on bonus of $50,000 and an annual target bonus of 45% of his then current base salary, in accordance with the MIP.

On December 4, 2017, we acknowledged Mr. Beardall’s intent to resign as President, Nutri-Force Nutrition and as an officer and employee (“Resignation Acknowledgment”). The Resignation Acknowledgement provides that Mr. Beardall’s last day with us will be March 30, 2018, unless we choose an earlier date (“Retention Date”). Mr. Beardall will be paid his regular wages through the Retention Date, remain eligible to receive an annual cash incentive pursuant to the 2017 Management Incentive Plan and a one-time payment equal to $100,000 subject to certain preformance criteria and subject to his execution and non-revocation of a release in our favor. Mr. Beardall’s restricted stock will continue to vest through June 30, 2018, at which point any unvested shares will be cancelled. All other unvested equity awards will be canceled as of the Retention Date.

David M. Kastin. Mr. Kastin became our Senior Vice President, General Counsel and Corporate Secretary on August 17, 2015. Mr. Kastin’s offer letter, dated July 14, 2015, provided that Mr. Kastin would serve as Senior Vice President, General Counsel and Corporate Secretary and his annual base salary would be $350,000. The agreement provided a sign-on bonus of $50,000 and an annual target bonus of 45% of his then current base salary, in accordance with the MIP.

If we terminate Mr. Kastin’s employment “without cause,” or upon or within two years following a “change in control,” or Mr. Kastin terminates his employment due to an “adverse change in status,” as defined under our Executive Severance Pay Policy, then he is entitled to payments under the Executive Severance Pay Policy, as described below.

Potential Payments Upon Termination or Change in Control

Except as described herein, our named executive officers are generally entitled to severance and change in control protection under our Executive Severance Pay Policy, which provides severance if a change in control occurs and a named executive officer’s employment is terminated within 24 months thereafter, either by the Company without “cause” or by the executive due to “an adverse change in status,” both as defined in the policy. This “double trigger” benefit generally consists of (i) a cash severance benefit of two times base salary plus two times target annual cash incentive and (ii) continued benefits for a two-year period. In addition, our named executive officers are entitled to receive a pro rata target bonus for the year of termination of employment if the Company’s performance for the year equals or exceeds its business plan, based on the number of full months employed. Our named executive officers are also entitled to certain outplacement services for a one-year period following termination.

Severance is also payable under our Executive Severance Pay Policy to our named executive officers in the event of a termination without cause prior to a change in control. This severance generally consists of either (i) a cash amount equal to 26 weeks of the executive’s annual base salary if the termination occurs within the first year of employment, or (ii) a cash amount equal to 52 weeks of the executive’s annual base salary if the termination occurs after the first year of employment. In addition, if the named executive officer is terminated after June 30th in any year, he or she will receive a bonus based on Company performance, if and to the extent earned that fiscal year under any bonus plan of the Company, prorated to the date of termination.

If any payment under our Executive Severance Pay Policy would cause a participant to become subject to the excise tax imposed under Section 4999 of the Code, then payments and benefits will be reduced to the amount that would not cause the participant to be subject to the excise tax if such a reduction would put the participant in a better after tax position than if the participant were to pay the tax. No tax gross ups are provided under our Executive Severance Pay Policy or under any other Company plan.

Payment of severance benefits under the Executive Severance Pay Policy requires acceptance of, and adherence to, restrictive covenants protective of our interests, including (unless the executive is otherwise bound by separate restrictive covenant agreements with us) non-compete and non-solicitation obligations lasting for 12 months following the termination of the executive, a perpetual confidentiality provision as well as the execution of a release of claims against the Company.

To the extent our named executive officers have employment agreements, the severance protection provided therein generally mirrors the treatment provided under the Executive Severance Pay Policy; provided, for the avoidance of doubt, that in the event of a qualifying termination, our named executive officers would be provided severance under the terms of his or her employment agreement or, if no such agreement exists, the Executive Severance Pay Policy (but not both). Substantively, Mr. Watts is the only named executive officer that would generally receive treatment that differs from the foregoing, as he would receive, in lieu of the benefits described above, (i) upon a termination without cause, continued base salary payments for 104 weeks and (ii) COBRA benefits for 12 months (which coverage shall cease if he becomes eligible for insurance coverage with a new employer). If such termination occurs upon or during the 24 month period following a change in control, Mr. Watts would receive substantially similar treatment to the severance benefits provided under the Executive Severance Pay Policy. For additional information on the employment agreements, see Employment Agreements above.

The following table summarizes potential payments upon the termination of each of our named executive officers or in the event of a change in control of the Company on December 30, 2017, the end of our most recent fiscal year.

Name	Benefit	Qualifying Termin- ation before Change in Control	Qualifying Termin- ation within 24 months after Change in Control	Termin- ation for Cause	Voluntary Termin- ation	Death	Disability
Colin Watts	Stock Awards(1)	—	726,097	—	—	726,097	726,097
	Severance Pay(2)	1,760,000	3,489,230	—	—
	Plan Benefits(3)		18,771
	Pro-rata Bonus(4)	—	—	—	—	880,000	880,000
	Executive Outplacement(5)	—	1,500
	Total	1,760,000	4,235,598	—	—	1,606,097	1,606,097

Brenda Galgano	Stock Awards(1)	—	186,832	—	—	186,832	186,832
	Severance Pay(2)	515,000	1,542,114	—	—	—	—
	Plan Benefits(3)	—	18,126	—	—	—	—
	Pro-rata Bonus(4)	—	—	—	—	257,500	257,500
	Executive Outplacement(5)	—	1,500	—	—	—	—
	Total	515,000	1,748,564	—	—	444,324	444,324

Name	Benefit	Qualifying Termin- ation before Change in Control	Qualifying Termin- ation within 24 months after Change in Control	Termin- ation for Cause	Voluntary Termin- ation	Death	Disability

Michael Beardall	Stock Awards(1)	—	120,811	—	—	120,811	120,811
	Severance Pay(2)	100,000	—	—	—	—	—
	Plan Benefits(3)	—	—	—	—	—	—
	Pro-rata Bonus(4)	—	—	—	—	—	—
	Executive Outplacement(5)	—	—	—	—	—	—
	Total	100,000	120,811	—	—	120,811	120,811

David Kastin	Stock Awards(1)	—	113,573	—	—	113,573	113,573
	Severance Pay(2)	385,000	1,112,622	—	—	—	—
	Plan Benefits(3)	—	18,771	—	—	—	—
	Pro-rata Bonus(4)	—	—	—	—	173,250	173,250
	Executive Outplacement	—	1,500	—	—	—	—
	Total	385,000	1,246,466	—	—	286,823	286,823

Jason Reiser	Stock Awards(1)	—	—	—	—	—	—
	Severance Pay(2)	—	—	—	—	—	—
	Plan Benefits(3)	—	—	—	—	—	—
	Pro-rata Bonus(4)	—	—	—	—	—	—
	Executive Outplacement(5)	—	—	—	—	—	—

(1)	In the event of a termination for cause or in the event of a voluntary termination, stock awards will cease to vest. In addition, all options (including vested options) will be forfeited immediately. In the event of termination other than for cause or due to death or disability, the right to exercise any then exercisable portion of the stock options shall terminate ninety (90) days after the date of termination, but in no event after the tenth anniversary of the grant date. In the event of termination due to death or disability, the right to exercise the stock options shall terminate on the one (1) year anniversary of the date of termination, but in no event after the tenth anniversary of the grant date. In the event of termination due to retirement, the right to exercise the stock options, to the extent exercisable immediate prior to such termination or as to when the stock option becomes exercisable following any such termination, shall expire three years after the date of termination, but in no event after the tenth anniversary of the grant date. In the event of a termination without cause or for good reason, in each case, within two years of a change in control or in the event of a termination due to death or disability, in each case, all Stock Options and Time Vesting Restricted Stock awards would become fully vested. In addition, Performance Share Units would be converted into common stock which would also become fully vested. The number of shares of common stock received upon conversion depends upon the timing of the change in control. If the change-in-control occurs in: (i) year 1 of the grant, Performance Share Units are converted at 100%, (ii) in year 2 of the grant, Performance Share Units are converted at the actual percent for year 1 and 100% for years 2 and 3, and (iii) in year 3 of the grant, Performance Share Units are converted at the actual percent for years one and two and 100% for year 3. The amounts assume all Performance Share Units were converted to common stock at 100% and reflect the value of all unvested stock awards as of December 30, 2017.
(2)

Per the severance terms of each executive’s employment agreement and the terms of our Executive Severance Pay Policy, in each case as in effect December 30, 2017, except with respect to Mr. Watts, the “Before CIC – Termination without Cause” column reflects one year of annual base salary and the “After

CIC – Termination without Cause or for Good Reason” column reflects two times the sum of the executive’s base salary plus the executive’s target bonus. Per the severance terms of Mr. Watts’ employment agreement, as in effect December 30, 2017, the “Before CIC – Termination without Cause” column reflects two times the sum of his annual base salary and the “After CIC – Termination without Cause or for Good Reason” column reflects two times the sum of the executive’s base salary plus the executive’s target bonus.
(3)	If the named executive officer elects COBRA coverage, we will pay the same amount for each applicable sub-category of coverage as we paid for such sub-category for the named executive officer before the executive’s termination for the duration of the executive’s severance pay stated above in footnote (2). Our payment obligations include the payment of dependent coverage if the named executive officer maintained dependent coverage before termination.
(4)	Named executive officers are entitled to pro rata bonus payments under their respective employment agreements or our Executive Severance Pay Policy, in each case as in effect December 30, 2017.
(5)	Under our Executive Severance Pay Policy, our named executive officers may be eligible to receive reasonable, executive-level outplacement services for a period of up to one year in the event of termination without cause or for good reason after a change in control. The cost to the Company for such outplacement services is expected to vary depending on the facts and circumstances of the termination.

CEO to Median Employee Pay Ratio

Under Section 953(b) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 4002(u) of Regulation S-K, the Company is required to provide the ratio of the annual total compensation of our CEO to the total annual compensation of the median employee of the Company.

For 2017, our last completed fiscal year:

•	the median employee total annual compensation was estimated to be $23,423

•	the annual total compensation of our CEO, as reported in the Summary Compensation Table included below, was $3,150,794

Ratio of CEO to Median Employee Compensation: 134:1

We selected December 1, 2017 as the measurement date for determining the median employee. As of the measurement date, our employee population consisted of approximately 5,549 individuals, which included our full-time and part-time employees, excluding our CEO. To identify the “median employee,” we examined the amount of taxable wages of our employees as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 as of December 1, 2017. After identifying the median employee, we calculated the annual total compensation for such employee in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $23,423. With respect to the annual total compensation of our CEO, Mr. Colin Watts, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table included in this Amendment.

The Pay Ratio Disclosure presented above is a reasonable estimate. Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, estimates, and assumption, the Pay Ratio Disclosure may not be comparable to the pay ratio reported by other companies.

DIRECTOR COMPENSATION

We had ten (10) directors on December 30, 2017, the last day of our 2017 fiscal year. During fiscal 2017, only non-management and independent directors received compensation for their services on the Board. Mr. Watts who served as our Chief Executive Officer and also as director during fiscal 2017, did not receive any compensation for his services on the Board.

In 2017, we paid each non-management and independent member of the Board a $55,000 annual cash retainer, paid quarterly, and no meeting attendance fees. The non-executive chairman, each independent committee chairperson and the committee members received additional annual cash retainers, paid in quarterly installments, as follows:

Committee Chair Retainers	Amount ($)
Audit	20,000
Compensation	15,000
Nomination and Governance	10,000

Committee Member Retainers
Audit	10,000
Compensation	7,500
Nomination and Governance	5,000
Non-Executive Chairman	145,000

In addition to the above fees, directors are compensated on an ad hoc basis for special committee or subcommittee meetings held or tasks performed by a committee or subcommittee designated by either the full Board or by a standing committee of the full Board, with such compensation determined upon completion of the tasks performed.

Effective January 1, 2018, the Compensation Committee decided, based on the presentation and recommendation of FW Cook, our independent compensation consultant, to increase the annual cash retainer payable to each non-management and independent member of the Board from $55,000 to $60,000. The annual cash retainer will continue to be paid quarterly and the directors will not receive meeting attendance fees. In addition, the Compensation Committee increased the additional cash retainers as follows:

Committee Chair Retainers	Amount ($)
Audit	33,500
Compensation	25,000
Nomination and Governance	16,500

Committee Member Retainers
Audit	16,500
Compensation	12,500
Nomination and Governance	8,500
Non-Executive Chairman	290,000

Each non-employee director was granted an award of restricted stock units on July 3, 2017, with a grant date value of approximately $70,000 and with vesting in equal quarterly installments on October 2, 2017, January 2, 2018, April 2, 2018, and July 2, 2018, subject to the director’s continued service as a Board member, except that if the director is not nominated or re-elected to serve on the Board after the 2018 Annual Meeting, that director’s final quarterly vesting will be accelerated and will vest the day following the 2018 Annual Meeting. Each of the Company’s non-employee directors will have the option to defer receiving our common stock upon the vesting of the restricted stock units to three or five years after the vesting date or until their resignation.

The following table provides information concerning the compensation of each director who served in fiscal 2017 other than Mr. Watts whose compensation is described elsewhere in this Amendment and who did not receive any compensation for his services on the Board:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)(5)	Total ($)
Richard L. Markee(3)	27,500	—	—	27,500
B. Michael Becker	82,500	69,996	—	152,496
John D. Bowlin	210,000	69,996	12,500	292,496
Catherine E. Buggeln(3)	27,500	—	—	27,500
Tracy Dolgin(4)	41,250	80,683	—	111,246
Deborah M. Derby	75,000	69,996	—	144,996
David H. Edwab	70,000	69,996	—	139,996
Beth M. Pritchard	72,500	69,996	—	142,496
Guillermo G. Marmol	60,000	69,996	12,500	142,496
Alexander W. Smith(4)	41,250	80,683	12,500	123,746
Timothy J. Theriault	65,000	69,996	37,500	172,496

(1)	Compensation expense resulting from the grant of restricted stock units is based on the grant date fair value of those awards and is recognized over a three-month vesting period for the restricted stock units granted April 5, 2017 to Mr. Dolgin and Mr. Smith and over a one-year vesting period for the restricted stock units granted to all independent directors on July 3, 2017. The amounts reflected in this column were calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”).
(2)	No options were awarded in fiscal 2017.
(3)	Richard L. Markee and Catherine E. Buggeln decided not to stand for re-election to serve on the Board at the 2017 Annual Meeting.
(4)	Tracy Dolgin and Alexander W. Smith joined the Board on April 4, 2017.
(5)	Timothy J. Theriault received a one-time payment of $25,000 in recognition of services on an ad hoc committee of the Board, and Messrs. Bowlin, Marmol, Smith and Theriault each received a one-time payment of $12,500 in recognition of services on an ad hoc committee of the Board.

The table below shows the aggregate number of shares underlying stock options and the number of restricted stock units held by our non-employee directors as of December 30, 2017.

Name	Stock Options (#)	Unvested Restricted Stock Units (#)	Deferred Restricted Stock Units (#)
B. Michael Becker	27,742	4,412	—
John D. Bowlin	—	4,412	—
Deborah M. Derby	—	4,412	3,749
Tracy Dolgin	—	4,412	—
David H. Edwab	2,030	4,412	2,279

Name	Stock Options (#)	Unvested Restricted Stock Units (#)	Deferred Restricted Stock Units (#)
Guillermo G. Marmol	—	4,412	—
Beth M. Pritchard	28,742	4,412	3,749
Alexander W. Smith	—	4,412	—
Timothy J. Theriault	—	4,412	—

Stock Ownership Guidelines for Directors

The stock ownership guidelines for the non-management and independent members of the Board were designated to continue to encourage significant ownership of our common stock and to further align the personal interests of the directors with the interests of our stockholders. Each covered director is prohibited from selling any shares of our common stock unless at the time of such sale, and on a pro forma basis giving effect to such sale, such director holds an aggregate value of five (5) times such director’s base retainer, or $275,000, in our common stock and/or deferred stock units.

Compensation Committee Interlocks and Insider Participation

Deborah M. Derby, Beth M. Pritchard and B. Michael Becker each served as a member of the Compensation Committee during 2017. Ms. Buggeln did not stand for re-election at the 2017 annual meeting. No person who served as a member of the Compensation Committee during the last fiscal year has served as one of our officers or employees. No person who served as a member of the Compensation Committee during the fiscal year has any relationship requiring disclosure under Item 404 of Regulation S-K, and none of our executive officers serves as a member of the board of directors or as a member of a compensation committee of any other company that has an executive officer serving as a member of the Board or the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table describes, as of March 30, 2018, the beneficial ownership of our common stock by:

•	each person we believe beneficially holds more than 5% of the outstanding shares of our common stock based solely on our review of SEC filings;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial Owner	Shares of Common Stock Beneficially Owned***		Percent of Common Stock Outstanding****
Beneficial Owners of More than 5% of Our Common Stock
The Vanguard Group, Inc.(1)	1,413,884		5.8%
Dimensional Fund Advisors LP(2)	1,517,314		6.2%
BlackRock Inc.(3)	3,125,360		12.9%
Kahn Reporting Persons (including Vintage) and Shah Reporting Persons(4)	7,707,255		31.7%
FMR LLC(5)	1,332,370		5.5%
Named Executive Officers and Directors:*
Colin Watts(6)	53,131	**
Brenda Galgano(7)	35,241	**
Michael J. Beardall(8)	9,698	**
David M. Kastin(9)	8,239	**
Jason Reiser	144	**
B. Michael Becker(10)	10,235	**
John D. Bowlin(10)	54,557	**
Deborah M. Derby(10)	11,433	**
Tracy Dolgin(10)	4,981	**
David H. Edwab(10)	16,687	**
Melvin L. Keating	—	**
Guillermo G. Marmol(10)	8,160	**
Beth M. Pritchard(10)	13,622	**
Alexander W. Smith(10)	4,981	**
Himanshu H. Shah(4)	4,120,000		16.9%
Timothy J. Theriault(10)	7,160	**
Sing Wang	—	**
All directors and executive officers as a group (17 persons)	4,153,923		17.1%

*	The address of each stockholder is c/o Vitamin Shoppe, Inc., 300 Harmon Meadow Blvd., Secaucus, New Jersey 07094.

**	Represents less than 1%.
***	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock with respect to which such person has (or has the right to acquire within 60 days) sole or shared voting power or investment power.
****	Percentage of beneficial ownership is based on 24,291,415 shares of common stock outstanding at March 30, 2018.
(1)	Based solely on a Schedule 13G/A filed with the SEC on February 9, 2018 by The Vanguard Group, Inc. At that time, The Vanguard Group, Inc. reported sole voting power as to 24,340 shares, sole dispositive power as to 1,390,423 shares and shared dispositive power as to 23,461 shares and listed its address as 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(2)	Based solely on a Schedule 13G/A filed with the SEC on February 9, 2018 by Dimensional Fund Advisors LP (“Dimensional”). Dimensional reported sole voting power as to 1,400,837 and sole dispositive power as to 1,517,314 shares, and Dimensional listed its address as Building One 6300 Bee Cave Road Austin, Texas, 78746.
(3)	Based solely on a Schedule 13G/A filed with the SEC on January 19, 2018 by BlackRock Inc. At that time, BlackRock Inc. reported sole voting power as to 3,076,056 shares and sole dispositive power as to 3,125,360 shares and listed its address as 55 East 52nd Street, New York, New York 10022.
(4)	Based solely on a Schedule 13D filed with the SEC on March 19, 2018 by Vintage Capital Management, LLC, Kahn Capital Management, LLC and Brian R. Kahn (collectively, the “Kahn Reporting Persons”) and (i) Shah Capital Management, Inc. (“Shah Capital”), (ii) Shah Capital Opportunity Fund LP. (“Shah LP”) and (iii) Himanshu H. Shah (“Shah,” together with Shah Capital and Shah LP, the “Shah Reporting Persons”). At that time, the Kahn Reporting persons reported shared voting and dipositive power as to 3,587,255 shares and listed their address as 4705 S. Apopka Vineland Road, Suite 206, Orlando, FL 32819. At that time, (i) Shah Capital reported shared voting and dispositive power as to 4,085,200 shares, (ii) Shah LP reported shared voting and dispositive power to 3,801,000 shares, and (iii) Shah reported sole voting and dispositive power as to 34,800 shares and shared voting and dispositive power as to 4,085,200 shares. The Shah Reporting Persons listed their addresses as 8601 Six Forks Road, Ste. 630 Raleigh, NC 27615.
(5)	Based solely on a Schedule 13G filed with the SEC on February 13, 2018 by FMR LLC and Abigail P. Johnson (collectively, the “FMR Reporting Persons”). At that time, the FMR Reporting persons reported sole voting power as to 442,204 shares and sole dipositive power as to 1,332,370 shares and listed their address as 245 Summer Street, Boston, Massachusetts 02210.
(6)	The shares reported do not include 7,436 unvested restricted stock awards, which will vest on March 8, 2019, 25,523 unvested restricted stock awards, which will vest on March 10, 2019, 27,956 unvested restricted stock awards which vest on January 16, 2020, 25,524 unvested restricted stock awards which will vest on March 10, 2020, 27,957 unvested restricted stock awards which vest on January 16, 2021, 29,742 unvested performance share units, which will vest on December 29, 2018, 51,047 unvested performance share units which will vest on December 28, 2019, 167,741 unvested performance share units which vest on December 26, 2020 and 18,072 shares of common stock issuable under options exercisable on March 8, 2019.
(7)	The shares reported do not include 1,786 unvested restricted stock awards, which will vest on March 8, 2019, 6,380 unvested restricted stock awards, which will vest on March 10, 2019, 10,752 unvested restricted stock awards which vest on January 16, 2020, 6,381 unvested restricted stock awards, which will vest on March 10, 2020, 10,753 unvested restricted stock awards which vest on January 16, 2021, 7,142 unvested performance share units, which will vest on December 29, 2018, 12,761 unvested performance share units, which will vest on December 28, 2019, 32,258 unvested performance share units which vest on December 26, 2020, and 4,340 shares of common stock issuable under options exercisable on March 8, 2019.

(8)	The shares reported do not include 5,159 unvested restricted stock awards, which will vest on June 17, 2018, 1099 unvested restricted stock awards, which will vest on March 8, 2019, 3,926 unvested restricted stock awards, which will vest on March 10, 2019, 3,927 unvested restricted stock awards, which will vest on March 10, 2020, 4,395 unvested performance share units, which will vest on December 29, 2018, 7,853 unvested performance share units, which will vest on December 28, 2019, and 2,671 shares of common stock issuable under options exercisable on March 8, 2019.
(9)	The shares reported do not include 3,514 unvested restricted stock awards, which will vest on August 20, 2018, 1099 unvested restricted stock awards, which will vest on March 8, 2019, 3,926 unvested restricted stock awards, which will vest on March 10, 2019, 6,881 unvested restricted stock awards which vest on January 16, 2020, 3,927 unvested restricted stock awards, which will vest on March 10, 2020, 6,882 unvested restricted stock awards which vest on January 16, 2021, 4,395 unvested performance share units, which will vest on December 29, 2018, 7,853 unvested performance share units, which will vest on December 28, 2019, 20,645 performance share units which vest on December 26, 2020 and 2,671 shares of common stock issuable under options exercisable on March 8, 2019.
(10)	The shares reported do not include 1,471 unvested restricted stock units, which will vest on July 2, 2018.

Equity Compensation Plan Information

The following table sets forth, as of December 30, 2017, certain information related to our equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	636,961	(1)	$27.74	1,989,712
Equity compensation plans not approved by security holders	—		—	—

Total	636,961		—	1,989,712

(1)	Consists solely of awards granted under our Amended and Restated 2006 Stock Option Plan and our Amended and Restated 2009 Equity Incentive Plan. Includes 288,365 shares of common stock underlying outstanding performance share units that have not vested and 39,708 shares of common stock underlying outstanding restricted stock units that have not vested, which shares are not included in the weighted average exercise price of outstanding options, warrants and rights column.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Although the Board has not adopted a written policy or procedure for the review, approval and ratification of related person transactions, the Audit Committee charter requires the Audit Committee to review all relationships and transactions in which we and our employees, directors, officers and beneficial owners of more than 5% of our common stock or their immediate family members are participants to determine whether those persons have a direct or indirect material interest. Based on all the relevant facts and circumstances, the Audit Committee will decide whether the related-person transaction is appropriate and will approve only those transactions that are in our best interests.

We require our directors and executive officers to complete annually a directors’ and officers’ questionnaire that requires disclosure of any related-person transactions. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our periodic filings, as appropriate. In 2017, we did not participate in any transactions involving an amount in excess of $120,000 in which any related person (as defined in Instruction 1 to Item 404(a) of Regulation S-K) has or will have a direct or indirect material interest.

On January 12, 2016, the Company entered into an agreement (the “Original Agreement”) with Carlson Capital, L.P. and certain of its affiliates (collectively, “Carlson Capital”) regarding, among other things, the membership and composition of the Board, pursuant to which Carlson Capital recommended Guillermo G. Marmol for appointment to the Board and the Board so appointed him. In addition, pursuant to the Original Agreement, the Company also appointed one additional independent director, Timothy J. Theriault.

On February 21, 2017, the Company entered into another agreement (the “Agreement”) with Carlson Capital regarding, among other things, the membership and composition of the Board, which amends and restates the Original Agreement. Pursuant to the Agreement, Carlson Capital was entitled to propose one independent nominee (the “Initial Independent Appointee”), reasonably acceptable to the Board, for appointment as a director of the Company. Carlson Capital recommended Mr. Tracy Dolgin as a director and the Board determined that Mr. Dolgin’s previous experience as a senior executive officer and his broad general management expertise would provide valuable knowledge and expertise to the Board. To that end, on April 4, 2017, the Board appointed Mr. Dolgin as a director. In the Agreement, the Company also agreed to appoint one additional independent director (the “Subsequent Independent Appointee” and, together with the Initial Independent Appointee, the “New Independent Directors”) as a director of the Company. The Nomination and Governance Committee recommended Mr. Alexander W. Smith as a director and the Board determined that Mr. Smith’s extensive experience in retailing and brand management, including public company experience as a senior executive and director would provide valuable knowledge and insight to the Board. Therefore, on April 4, 2017, the Board appointed Mr. Smith as a director. The Agreement provides that the Board was required to be expanded by two members (from ten (10) members to twelve (12) members) in order to appoint the two New Independent Directors, and the Board size was increased from ten (10) to twelve (12) on April 4, 2017. The Company agreed to nominate the New Independent Directors and the 2016 Director for election as directors at the 2017 Annual Meeting.

The foregoing summary of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is attached as Exhibit 10.1 to our Form 8-K filed with the SEC on February 21, 2017.

Director Independence

Based on the NYSE and SEC’s director independence requirements, the Corporate Governance Guidelines provide certain guidelines to assist the Board in its determination of director independence. Our Corporate Governance Guidelines provide that a majority of the members of the Board, and each member of the Audit, Compensation and Nomination and Governance Committees, must meet certain criteria for independence.

The Nomination and Governance Committee reviews the independence of all members of the Board for purposes of determining which Board members are deemed independent. Based on the director independence listing standards of the NYSE and the Corporate Governance Guidelines, the Nomination and Governance Committee and

the Board affirmatively determined that each of Mr. Becker, Mr. Bowlin, Ms. Derby, Mr. Dolgin, Mr. Edwab, Mr. Keating, Mr. Marmol, Ms. Pritchard, Mr. Shah, Mr. Theriault, Mr. Wang and Ms. Buggeln (who served on the Board in 2017) is independent. Ms. Buggeln did not stand for re-election at the 2017 annual meeting. Mr. Smith was considered an independent director until February 27, 2018, when he was appointed Executive Chairman. None of the non-employee directors has any material relationship with us other than being a director and stockholder, or any transaction or arrangement that interferes with each director’s independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval of Services

The Audit Committee annually engages our independent registered public accounting firm and pre-approves, for the following fiscal year, their services related to the annual audit and interim quarterly reviews of our financial statements and all reasonably-related assurance services. All non-audit services are considered for pre-approval by the Audit Committee as our management requests.

The Audit Committee may delegate to one or more designated members of the Audit Committee who are independent, as defined by SEC rules, the authority to grant pre-approvals, provided those pre-approvals are presented to the Audit Committee at a subsequent meeting.

Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding our engagement of the independent registered public accounting firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and those policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to our management.

Pre-approval of a non-audit service to be performed by our independent registered public accounting firm shall be disclosed to investors in periodic reports required by Section 13(a) of the Exchange Act.

Audit Fees

Our principal independent registered public accounting firm during the fiscal year ended December 30, 2017 was Deloitte & Touche LLP. Our Audit Committee approved in advance all Deloitte & Touche LLP services. The aggregate fees billed by Deloitte & Touche LLP during the fiscal years 2017 and 2016 are described in the table below:

Fee Type	2017($)	2016($)
Audit fees(1)	1,060,000	975,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	1,060,000	975,000

(1)	Audit fees consist of audit work performed in connection with the annual financial statements, the reviews of unaudited quarterly financial statements, and work generally only the independent registered public accounting firm can reasonably provide, such as consents, comfort letters and review of documents filed with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2018.

VITAMIN SHOPPE, INC.

By:	/s/ Colin Watts
Colin Watts
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ Alexander W. Smith
	Alexander W. Smith	Executive Chairman, Director	April 30, 2018

By:	/s/ Colin Watts
	Colin Watts	Chief Executive Officer, Director	April 30, 2018
(Principal Executive Officer)

By:	/s/ Brenda Galgano
	Brenda Galgano	EVP, Chief Financial Officer	April 30, 2018
(Principal Financial and Accounting Officer)

By:	/s/ B. Michael Becker
	B. Michael Becker	Director	April 30, 2018

By:	/s/ John D. Bowlin
	John D. Bowlin	Director	April 30, 2018

By:	/s/ Deborah M. Derby
	Deborah M. Derby	Director	April 30, 2018

By:	/s/ Tracy Dolgin
	Tracy Dolgin	Director	April 30, 2018

By:	/s/ David H. Edwab
	David H. Edwab	Director	April 30, 2018

By:	/s/ Melvin Keating
	Melvin Keating	Director	April 30, 2018

By:	/s/ Guillermo G. Marmol
	Guillermo G. Marmol	Director	April 30, 2018

By:	/s/ Himanshu Shah
	Himanshu Shah	Director	April 30, 2018

By:	/s/ Beth M. Pritchard
	Beth M. Pritchard	Director	April 30, 2018

By:	/s/ Timothy J. Theriault
	Timothy J. Theriault	Director	April 30, 2018

By:	/s/ Sing Wang
	Sing Wang	Director	April 30, 2018