Form 10-Q
period 2018-03-31
Vitamin Shoppe, Inc.
filed 2018-05-09
CIK 1360530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒
As of April 28, 2018 Vitamin Shoppe, Inc. had 24,232,045 shares of common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, those that contain words such as “believes”, “expects”, “potential”, “continues”, “may”, “will”, “should”, “seeks”, “predicts”, “intends”, “plans”, “estimates”, “anticipates”, “target”, “could” or the negative version of these words or other comparable words.
These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, strength of the economy, changes in the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, implementation of our strategy, trade restrictions, availability of suitable store locations at appropriate terms, the availability of raw materials, compliance with regulations, certifications and best practices with respect to the development, manufacture, sales and marketing of the Company's products, management changes, maintaining appropriate levels of inventory, changes in tax policy, e-commerce relationships, disruptions of manufacturing, warehouse or distribution facilities or information systems, political environment and other specific factors discussed herein and in other Securities and Exchange Commission (the "SEC") filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,799	$1,947
Inventories	211,296	218,087
Prepaid expenses and other current assets	40,283	39,473
Current assets held for sale	22,217	22,625
Total current assets	275,595	282,132
Property and equipment, net of accumulated depreciation and amortization of $325,328 and $334,082 in 2018 and 2017, respectively	136,692	141,520
Other intangibles, net	11,052	11,040
Deferred taxes	37,203	37,278
Other long-term assets	2,608	2,572
Noncurrent assets held for sale	—	16,891
Total assets	$463,150	$491,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$35,000	$12,000
Accounts payable	47,633	46,921
Accrued expenses and other current liabilities	56,958	62,645
Current liabilities held for sale	7,222	5,337
Total current liabilities	146,813	126,903
Convertible notes, net	87,463	126,415
Deferred rent	40,617	40,832
Other long-term liabilities	1,801	1,916
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at March 31, 2018 and December 30, 2017	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 24,532,315 shares issued and 24,291,415 shares outstanding at March 31, 2018, and 24,220,509 shares issued and 24,021,948 shares outstanding at December 30, 2017	245	242
Additional paid-in capital	83,953	88,823
Treasury stock, at cost; 240,900 shares at March 31, 2018 and 198,561 shares at December 30, 2017	(7,195)	(7,010)
Retained earnings	109,453	113,312
Total stockholders’ equity	186,456	195,367
Total liabilities and stockholders’ equity	$463,150	$491,433
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$295,964	$305,772
Cost of goods sold	202,853	206,790
Gross profit	93,111	98,982
Selling, general and administrative expenses	89,300	80,141
Income from operations	3,811	18,841
Gain on extinguishment of debt	12,502	—
Interest expense, net	2,441	2,412
Income before provision for income taxes	13,872	16,429
Provision for income taxes	4,215	6,534
Net income from continuing operations	9,657	9,895
Net loss from discontinued operations, net of tax	(13,516)	(1,899)
Net income (loss)	$(3,859)	$7,996

Weighted average common shares outstanding
Basic	23,294,227	22,828,244
Diluted	23,294,227	23,022,067

Net income from continuing operations per common share
Basic	$0.41	$0.43
Diluted	$0.41	$0.43

Net loss from discontinued operations per common share
Basic	$(0.58)	$(0.08)
Diluted	$(0.58)	$(0.08)

Net income (loss) per common share
Basic	$(0.17)	$0.35
Diluted	$(0.17)	$0.35
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income (loss)	$(3,859)	$7,996
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	11,247	7,828
Impairment charge on intangible assets	8,174	—
Impairment charges on fixed assets	8,742	—
Discontinued operations charge	1,450	—
Amortization of deferred financing fees	220	238
Gain on extinguishment of debt	(12,502)	—
Amortization of debt discount on convertible notes	1,207	1,178
Deferred income taxes	75	460
Deferred rent	(738)	(787)
Equity compensation expense	875	1,600
Tax benefits on exercises of equity awards	361	(17)
Changes in operating assets and liabilities:
Accounts receivable	(1,645)	1,543
Inventories	8,863	6,142
Prepaid expenses and other current assets	(821)	5,870
Other long-term assets	(67)	10
Accounts payable	1,411	(11,094)
Accrued expenses and other current liabilities	(5,191)	(1,019)
Other long-term liabilities	407	(49)
Net cash provided by operating activities	18,209	19,899
Cash flows from investing activities:
Capital expenditures	(6,722)	(10,138)
Trademarks and other intangible assets	(90)	(82)
Net cash used in investing activities	(6,812)	(10,220)
Cash flows from financing activities:
Borrowings under revolving credit facility	50,000	42,000
Repayments of borrowings under revolving credit facility	(27,000)	(53,000)
Purchase of convertible notes	(34,040)	—
Bank overdraft	(312)	(953)
Proceeds from exercises of common stock options	—	1,511
Issuance of shares under employee stock purchase plan	108	161
Purchases of treasury stock	(185)	(7)
Other financing activities	(117)	(137)
Net cash used in financing activities	(11,546)	(10,425)
Effect of exchange rate changes on cash and cash equivalents	1	12

Net decrease in cash and cash equivalents	(148)	(734)
Cash and cash equivalents beginning of period	1,947	2,833
Cash and cash equivalents end of period	$1,799	$2,099
Supplemental disclosures of cash flow information:
Interest paid	$581	$274
Income taxes paid	$78	$120
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$4,094	$10,943
Assets acquired under capital leases	$—	$891
Assets acquired under tenant incentives	$—	$2,986
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
Vitamin Shoppe, Inc. (“VSI”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “Industries” together with VSI, the “Company”), is an omni-channel specialty retailer of nutritional products. Sales of both national brands and our own brands of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products (“VMS products”) are made through VSI-operated retail stores and the internet to customers located primarily in the United States.
The consolidated financial statements as of March 31, 2018 and April 1, 2017 are unaudited. The consolidated balance sheet as of December 30, 2017 was derived from our audited financial statements and has been restated to reflect assets and liabilities held for sale. Refer to Note 2., "Discontinued Operations" for additional information. As a result of the discontinued operations, the Company currently operates through one business segment. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 30, 2017, as filed with the Securities and Exchange Commission on February 27, 2018 (the “Fiscal 2017 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
The Company's fiscal year ends on the last Saturday in December. As used herein, the term "Fiscal Year" or "Fiscal" refers to a 52-week period, ending on the last Saturday in December. The results for the three months ended March 31, 2018 and April 1, 2017 are each based on 13-week periods, respectively.
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
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 will require modified retrospective application at the beginning of our first quarter of Fiscal 2019, but permits adoption in an earlier period. Although the Company is still evaluating ASU 2016-02, the Company currently expects this guidance will not have a material impact on its results of operations, however, this guidance will result in a significant increase to long-term assets and liabilities on the Company's balance sheet given the Company has a significant number of leases. The Company is in the process of implementing changes to its business processes, systems and controls to support the adoption of ASU 2016-02 in Fiscal 2019.
2. Discontinued Operations
The Company has been exploring strategic alternatives related to FDC Vitamins, LLC d/b/a Nutri-Force Nutrition ("Nutri-Force"), including the potential sale of this subsidiary of Industries, as our manufacturing operations continue to perform below expectations. During the first quarter of Fiscal 2018, the Company identified a potential buyer and terms have been negotiated between the parties. In addition, Company management has obtained approval from its Board of Directors to move forward with this transaction.
The sale of Nutri-Force closed on May 7, 2018. Refer to Note 15., "Subsequent Event" for additional information.
As a result, as of March 31, 2018, the Company has classified certain assets and liabilities of Nutri-Force in the consolidated balance sheet as held for sale. In addition, the results of operations of Nutri-Force for the three months ended March 31, 2018 are classified as discontinued operations in the consolidated statement of operations. The consolidated balance sheet as of December 30, 2017 and the statement of operations for the three months ended April 1, 2017 have been restated to reflect the discontinued operations.

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of the Discontinued Operation to Total Assets and Liabilities of the Disposal Group Classified as Held for Sale That Are Presented Separately in the Balance Sheet
(in thousands)

	As of March 31, 2018	As of December 30, 2017
Carrying amounts of the major classes of assets included in discontinued operations:
Accounts receivable	$7,910	$6,265
Inventories	14,127	16,200
Prepaid expenses and other current assets	180	160
Total current assets	22,217	22,625
Property and equipment, net	—	8,513
Intangible assets, net	—	8,378
Total noncurrent assets	—	16,891
Total assets of the disposal group classified as held for sale	$22,217	$39,516
Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$2,935	$2,704
Accrued liabilities	4,287	2,633
Total current liabilities of the disposal group classified as held for sale	$7,222	$5,337

Reconciliation of the Major Line Items Constituting Loss of Discontinued Operations to the After-Tax Loss of Discontinued Operations That Are Presented in the Statement of Operations (in thousands)
	Three Months Ended
	March 31, 2018	April 1, 2017
Major classes of line items constituting pretax loss on discontinued operations:
Net sales	$5,551	$11,129
Cost of goods sold	3,999	11,297
Fixed assets impairment charges	7,236	—
Gross loss	(5,684)	(168)
Selling, general and administrative expenses	1,394	3,064
Intangible assets and fixed assets impairment charges	8,978	—
Discontinued operations charge (1)	1,450	—
Loss from operations	(17,506)	(3,232)
Benefit for income taxes	(3,990)	(1,333)
Net loss	$(13,516)	$(1,899)

(1)	Represents the additional estimated loss on the sale of the discontinued operations based on the anticipated proceeds less estimated transaction costs.

Cash Flow Disclosures for Discontinued Operations (in thousands)
	Three Months Ended
	March 31, 2018	April 1, 2017
Cash flows provided by (used in) operating activities	$(54)	$116
Cash flows used in investing activities	$(92)	$(351)

Depreciation and amortization	$769	$278
Capital expenditures	$92	$351

3. Goodwill and Intangible Assets
The following table discloses the carrying value of all intangible assets (in thousands):

	March 31, 2018				December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net
Intangible assets
Goodwill	$243,269	$—	$243,269	$—	$243,269	$—	$243,269	$—
Tradenames – Indefinite-lived	68,405	—	59,405	9,000	68,405	—	59,405	9,000
Tradenames – Definite-lived	5,482	3,430	—	2,052	5,392	3,352	—	2,040
	$317,156	$3,430	$302,674	$11,052	$317,066	$3,352	$302,674	$11,040
The useful life of the Company’s definite-lived intangible assets is 10 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at March 31, 2018, is as follows (in thousands):

Remainder of Fiscal 2018	$204
Fiscal 2019	306
Fiscal 2020	306
Fiscal 2021	306
Fiscal 2022	306
Thereafter	624
$2,052

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2018	December 30, 2017
Accrued salaries and related expenses	$11,825	$18,094
Sales tax payable and related expenses	7,597	7,088
Deferred sales	7,160	5,710
Other accrued expenses	30,376	31,753
	$56,958	$62,645

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
On March 27, 2018, the Company repurchased $45.4 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $34.0 million, which includes accrued interest of $0.3 million. The repurchase was funded through borrowings under the Company's Revolving Credit Facility. The gain on extinguishment of the repurchased Convertible Notes was $12.5 million.

The Convertible Notes consist of the following components (in thousands):

	March 31, 2018	December 30, 2017
Liability component:
Principal	$98,356	$143,750
Conversion feature	(20,399)	(24,800)
Liability portion of debt issuance costs	(3,158)	(3,802)
Amortization	12,664	11,267
Net carrying amount	$87,463	$126,415

Equity component:
Conversion feature	$18,943	$24,800
Equity portion of debt issuance costs	(793)	(793)
Deferred taxes	941	941
Net carrying amount	$19,091	$24,948

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
In connection with the repurchase of Convertible Notes, the convertible note hedge transactions and the warrant transaction noted above were reduced in ratable proportion to the face amount of Convertible Notes that were repurchased. The net proceeds received by the Company from these transactions were de minimis.
Revolving Credit Facility
As of March 31, 2018 and December 30, 2017, the Company had $35.0 million and $12.0 million of borrowings outstanding on its Revolving Credit Facility (the "Revolving Credit Facility"), respectively.
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

The largest amount borrowed during the three months ended March 31, 2018 and April 1, 2017 was $35.0 million and $38.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at March 31, 2018 was $51.1 million.
Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.00%, 0.125% or 0.25% or the adjusted Eurodollar rate plus 1.00%, 1.125% or 1.25%, in each case with the highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 33% of the borrowing base availability under the Revolving Credit Facility, the second highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 66% and greater than or equal to 33% of the borrowing base availability under the Revolving Credit Facility and the lowest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is greater than or equal to 66% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility during the three months ended March 31, 2018 and April 1, 2017 was 2.65% and 2.06%, respectively. The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility is 0.25% per annum.
Interest expense, net for the three months ended March 31, 2018 and April 1, 2017 consists of the following (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Amortization of debt discount on Convertible Notes	$1,207	$1,178
Interest on Convertible Notes	806	818
Amortization of deferred financing fees	220	238
Interest / fees on the Revolving Credit Facility and other interest	208	178
Interest expense, net	$2,441	$2,412
6. Revenue Recognition
The Company recognizes revenue from retail customers when merchandise is sold “at point of sale” in retail stores or upon delivery to a customer. Substantially all revenue from customers represents goods transferred at a point in time.
The Company applied the modified retrospective method for the transition to FASB Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The modified retrospective method requires application of the new revenue standard only to the current year financial statements (i.e., the financial statements for the year in which the new revenue standard is first implemented). Under the modified retrospective method, an entity records a cumulative-effect adjustment on the opening balance sheet to retained earnings. The opening adjustment to retained earnings is determined on the basis of the impact of the new revenue standard's application on contracts that were not completed as of the date of initial application. The Company did not record an opening adjustment to retained earnings as the impact of the application of the new revenue standard was de minimis.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into two categories, sales fulfilled in stores and direct to consumer sales. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following table contains net sales by fulfillment category (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales:
Sales fulfilled in stores	$257,416	$273,823
Direct to consumer sales	38,548	31,949
Net sales	$295,964	$305,772

The following table represents net sales by major product category (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Product Category
Vitamins, Minerals, Herbs and Homeopathy	$88,804	$86,646
Sports Nutrition	89,339	97,260
Specialty Supplements	75,422	77,965
Other	41,782	43,279
	295,347	305,150
Delivery Revenue	617	622
Total net sales	$295,964	$305,772

Delivery revenue represents shipping fees billed to customers which are included in net sales in the consolidated statement of operations.
Contract Balances
Receivables primarily consist of amounts due from debit and credit card processors and amounts due from third-party e-commerce marketplaces. These receivables balances are included in prepaid expenses and other current assets in the consolidated balance sheets.
For the periods presented, the Company does not have contract assets. A contract asset would exist when an entity has a contract with a customer for which revenue has been recognized but payment is contingent on a future event other than the passage of time (e.g., unbilled receivables).
Contract liabilities primarily include deferred sales related to the loyalty program, a liability for future gift card redemptions and a liability for sales in transit. These liabilities are included in accrued expenses and other current liabilities in the consolidated balance sheets.

The opening and closing balances of the Company’s receivables and contract liabilities are as follows (in thousands):

	Receivables	Contract Liabilities

Balances as of December 30, 2017	$10,937	$7,511
Balances as of March 31, 2018	11,992	8,410
Increase	$1,055	$899

Balances as of December 31, 2016	$11,012	$6,901
Balances as of April 1, 2017	11,756	6,398
Increase / (Decrease)	$744	$(503)

The amounts of revenue recognized during the three month periods ended March 31, 2018 and April 1, 2017 that were included in the opening contract liability balances were $6.5 million and $6.0 million, respectively. This revenue consists primarily of loyalty point redemptions, the delivery of sales in transit and gift card redemptions.
Performance Obligations
For retail sales, the performance obligation is the transfer of retail merchandise to the customer at the retail store or at the time of delivery to the customer. Variable consideration for retail sales is primarily related to our loyalty program. Under the loyalty program, sales are deferred at the time points are earned based on the value of points that are projected to be redeemed, which are based on historical redemption data and current trends. The Company records a liability in the period points are earned with a corresponding reduction of sales. Under the current program, loyalty points are earned each calendar quarter and must be redeemed within the subsequent calendar quarter or they expire. During Fiscal 2018, the Company plans to test potential changes to the loyalty program, such as extending the redemption period on loyalty points, in order to improve the effectiveness of the program.
Performance obligations are typically satisfied at the point in time when the Company transfers control of the merchandise to the customer and at such point in time the customer is able to direct the use of and obtains substantially all of the benefits from the merchandise transferred to the customer. For retail sales, payment is due at the time the customer purchases retail merchandise. For retail sales, the Company establishes a provision for estimated returns of retail products, based on historical information.
The Company considers shipping and handling costs as fulfillment costs, and does not consider such activities as a separate performance obligation. When applicable, the Company is responsible for shipment and delivery of the merchandise, even when using a third-party shipping company.
Significant Judgments and Estimates
The Company considers control of retail products to have transferred upon delivery, at the retail location or the place of delivery, because the Company has a present right to payment at that time, the customer has legal title to the products, the Company has transferred physical possession of the products, and the customer has significant risks and rewards of ownership of the products.
Under the loyalty program, the value of points projected to be redeemed is dependent on the estimated redemption rates which are based on both historical information and current trends.
For retail sales in transit, the Company defers the recognition of revenue based on an estimate of the respective anticipated timing of delivery.
Practical Expedients
The Company has elected to use the following practical expedients affecting the measurement and recognition of revenue:

Significant financing component - As substantially all of the Company’s contracts with customers have an original duration of one year or less, the Company uses the practical expedient applicable to such contacts and does not consider the time value of money.
Sales taxes - Consistent with prior periods, sales taxes collected from customers are presented on a net basis and as such are excluded from revenue.
Contract costs - Due to the short term duration of the Company’s contracts with customers, such incremental costs of obtaining or fulfilling a contract are recognized as an expense when incurred since the amortization period of the asset that the Company otherwise would have recognized is one year or less.
Portfolio approach - For its retail contracts with customers, the Company has applied the new revenue standard to a portfolio of contracts with similar characteristics since the Company reasonably expects that the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within that portfolio.
Disclosure of remaining performance obligations - Due to the short duration of its contracts with customers of one year or less, the Company has elected not to disclose the information regarding the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue.
7. Stock Based Compensation
Equity Incentive Plans – The Company has two equity incentive plans that provide stock based compensation to certain directors, officers, consultants and employees of the Company: the 2006 Stock Option Plan (the “2006 Plan”) and the Vitamin Shoppe 2009 Equity Incentive Plan, as amended and restated effective April 6, 2012 (the “2009 Plan”). As of March 31, 2018, there were 689,072 shares available to grant under both plans which includes 240,900 shares currently held by the Company as treasury stock.
The following table summarizes restricted shares for the 2009 Plan as of March 31, 2018 and changes during the three month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 30, 2017	724,104	$18.65
Granted	277,852	$4.43
Vested	(106,730)	$16.62
Canceled/forfeited	(5,492)	$22.34
Unvested at March 31, 2018	889,734	$14.43
The total intrinsic value of restricted shares vested during the three months ended March 31, 2018 was $0.5 million and during the three months ended April 1, 2017 was de minimis.

The following table summarizes stock options for the 2006 Plan and 2009 Plan as of March 31, 2018 and changes during the three month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2017	308,888	$27.74
Granted	141,777	$4.65
Exercised	—	$—
Canceled/forfeited	(55,685)	$15.55
Outstanding at March 31, 2018	394,980	$21.17	7.91	$—
Vested or expected to vest at March 31, 2018	375,248	$21.17	7.91
Vested and exercisable at March 31, 2018	175,248	$31.41	6.29	$—
No options were exercised during the three months ended March 31, 2018. The total intrinsic value of options exercised during the three months ended April 1, 2017 was $0.7 million. The cash received from options exercised during the three months ended April 1, 2017 was $1.5 million.
Stock options were not granted during the three months ended April 1, 2017. The weighted-average grant date fair value of stock options during the three months ended March 31, 2018 was $1.76. The fair value of each option grant was estimated on the date of grant using the Monte Carlo option-pricing model, because these awards contain a market condition based on the achievement of predetermined targets related to the share price of our common stock, with the following assumptions:

Three Months Ended
March 31, 2018
Expected dividend yield	0.0%
Weighted average expected volatility	42.61%
Weighted average risk-free interest rate	2.54%
Expected holding period	6.02 years
The following table summarizes performance share units for the 2009 Plan as of March 31, 2018 and changes during the three month period then ended:

	Number of Unvested Performance Share Units	Weighted Average Grant Date Fair Value
Unvested at December 30, 2017	288,365	$22.43
Granted	526,956	$4.64
Vested	—	$—
Canceled/forfeited	—	$—
Unvested at March 31, 2018	815,321	$10.93
Performance share units granted during the three months ended March 31, 2018 shall vest on December 26, 2020 if the performance criteria are achieved. Performance share units can vest at a range of 0% to 150% based on the achievement of pre-established performance targets.

The following table summarizes restricted share units for the 2009 Plan as of March 31, 2018 and changes during the three month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 30, 2017	39,708	$11.90
Granted	—	$—
Vested	(13,239)	$11.90
Canceled/forfeited	—	$—
Unvested at March 31, 2018	26,469	$11.90
The total intrinsic value of restricted share units vested during the three months ended March 31, 2018 and April 1, 2017 was $0.1 million and $0.2 million, respectively.
Compensation expense attributable to stock based compensation for the three months ended March 31, 2018 was approximately $0.9 million ($0.8 million for continuing operations and $0.1 million for discontinued operations) and for the three months ended April 1, 2017 was approximately $1.6 million ($1.5 million for continuing operations and $0.1 million for discontinued operations). As of March 31, 2018, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares, performance share units and restricted share units to be expensed in future periods is $7.0 million, and the related weighted-average period over which it is expected to be recognized is 1.7 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares, performance share units and restricted share units as of March 31, 2018 is approximately $0.7 million.
Treasury Stock – As part of the Company’s equity incentive plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the three months ended March 31, 2018, the Company purchased 42,339 shares in settlement of employees’ tax obligations for a total of $0.2 million. The Company accounts for treasury stock using the cost method. These shares are available to grant under the Company’s equity incentive plans.
8. Restructuring Costs
Closing of Distribution Center
In August 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center prior to or by the August 31, 2018 lease expiration. The transition of distribution operations to the Company's other distribution centers was substantially completed during Fiscal 2017.
Costs related to this closure, including occupancy, severance and other expenses, for the three months ended March 31, 2018 were $2.2 million, of which approximately $1.7 million is included in cost of goods sold and approximately $0.5 million is included in selling, general and administrative expenses in the consolidated statement of operations. As of March 31, 2018, the Company's liabilities related to the closing of the North Bergen, New Jersey distribution center are approximately $0.1 million consisting primarily of severance expense.
9. Advertising Costs
The costs of advertising for online marketing arrangements, direct mail, magazines and radio are expensed as incurred, or the first time the advertising takes place. Advertising expense was $6.4 million and $5.9 million for the three months ended March 31, 2018 and April 1, 2017, respectively.
10. Income Taxes
The Tax Cut and Jobs Act of 2017 (“U.S. Tax Reform”) was enacted on December 22, 2017, reducing the statutory federal income tax rate from 35% to 21%, effective January 1, 2018. As required, the Company determined a reasonable estimate for certain effects of U.S. Tax Reform and recorded that estimate as a provisional amount. Due to the Company’s deferred tax position being a net asset, the provisional remeasurement of the deferred tax assets and liabilities resulted in a $15.3 million discrete tax expense which lowered the effective tax rate by 5.6% in Fiscal 2017. Our federal income tax expense for periods beginning in Fiscal 2018 is based on the new tax rate. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to depreciable assets, inventory, employee compensation and commissions. There have been no updates to the provisional amounts during the three months ended March 31, 2018.
Additionally on December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the U.S. Tax Reform. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As such, the Company is reporting the impacts of the U.S. Tax Reform provisionally based upon reasonable estimates. As of March 31, 2018 the impacts are not yet finalized as they are dependent on factors and analysis not yet known or fully completed, including but not limited to, depreciation, additional effect of the rate change on the ending deferred balances and the issuance of additional guidance, as well as our ongoing analysis of the U.S Tax Reform.
11. Net Income (Loss) Per Share
The Company’s basic net income (loss) per share excludes the dilutive effect of stock options, unvested restricted shares, unvested performance share units, unvested restricted share units and warrants. It is based upon the weighted average number of common shares outstanding during the period divided into net income (loss).
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
The components of the calculation of basic net income (loss) per common share and diluted net income (loss) per common share are as follows (in thousands except share and per share data):

	Three Months Ended
	March 31, 2018	April 1, 2017
Numerator:
Net income from continuing operations	$9,657	$9,895
Net loss from discontinued operations	(13,516)	(1,899)
Net income (loss)	$(3,859)	$7,996
Denominator:
Basic weighted average common shares outstanding	23,294,227	22,828,244
Effect of dilutive securities (a):
Stock options	—	36,299
Restricted shares	—	140,564
Performance share units	—	12,749
Restricted share units	—	4,211
Diluted weighted average common shares outstanding	23,294,227	23,022,067

Basic net income from continuing operations per common share	$0.41	$0.43
Diluted net income from continuing operations per common share	$0.41	$0.43

Basic net loss from discontinued operations per common share	$(0.58)	$(0.08)
Diluted net loss from discontinued operations per common share	$(0.58)	$(0.08)

Basic net income (loss) per common share	$(0.17)	$0.35
Diluted net income (loss) per common share	$(0.17)	$0.35

(a) For the three months ended March 31, 2018, due to a loss for the period, no incremental shares are included because the effect would be anti-dilutive.
Securities for the three months ended March 31, 2018 and April 1, 2017 in the amount of 1,433,053 shares and 45,567 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

The Company has the intent and ability to settle the principal portion of its Convertible Notes in cash, and as such, has applied the treasury stock method, which has resulted in the underlying convertible shares, and related warrants, being anti-dilutive for the three months ended March 31, 2018 and April 1, 2017 as the Company’s average stock price from the date of issuance of the Convertible Notes through March 31, 2018 was less than the conversion price as well as less than the strike price of the warrant transaction. Refer to Note 5., "Credit Arrangements" for additional information on the Convertible Notes.
12. Share Repurchase Programs
Beginning in August 2014, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $370 million of its shares of common stock and / or its Convertible Notes, from time to time. As of March 31, 2018, 8,064,325 shares of common stock pursuant to these programs, and 45,394 Convertible Notes, have been repurchased for a total of $304.0 million. There is approximately $66.0 million remaining in this program which expires on November 22, 2018.
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
No shares of the Company were repurchased under these programs during both of the three month periods ended March 31, 2018 and April 1, 2017. On March 27, 2018, the Company repurchased $45.4 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $34.0 million, which includes accrued interest of $0.3 million. Refer to Note 5., "Credit Arrangements" for additional information.
13. Legal Proceedings
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
The Company’s financial instruments include cash, accounts receivable, accounts payable, contract liabilities and its Revolving Credit Facility. The Company believes that the recorded values of these financial instruments approximate their fair values due to their nature and respective durations.

The Company's financial instruments also include its Convertible Notes (in thousands):

	March 31, 2018	December 30, 2017
Fair Value	$72,488	$91,612
Carrying Value (1)	87,463	126,415

(1) Represents the net carrying amount of the liability component of the Convertible Notes. The Company repurchased a portion of its Convertible Notes during the three months ended March 31, 2018. Refer to Note 5., "Credit Arrangements" for additional information.
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
15. Subsequent Event
Divestiture of Nutri-Force
On May 7, 2018, the Company sold certain assets, including the Betancourt Nutrition® brand, and liabilities of Nutri-Force to Arizona Nutritional Supplements, LLC ("ANS"). Proceeds from the sale, net of transaction costs, were approximately $15.0 million and are subject to a working capital adjustment. In connection with the sale, the parties executed a transition services agreement for an initial term of six months whereby the Company agreed to provide services to operate the manufacturing facilities in Miami Lakes, Florida and to transition the production of products to ANS facilities. In addition, the parties executed supply agreements in which the Company has agreed to purchase a total of $53.0 million annually of its private label products and Betancourt Nutrition® brand products from ANS for a term of five years.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q.
Company Overview
We are an omni-channel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market approximately 1,000 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare® and Next Step®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement (“VMS”) retailers and continue to refine our assortment with approximately 7,000 stock keeping units (“SKUs”) offered in our typical store and approximately 9,500 additional SKUs available through e-commerce. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.
We continue to focus on our strategy to improve the customer experience through the roll-out of initiatives including increasing customer engagement and personalization, redesigning the omni-channel experience (including in stores as well as through the internet and mobile devices), growing our private brands and improving the effectiveness of pricing and promotions. As part of this strategy, we have developed several initiatives, including an emphasis on the development and deployment of our customer facing digital platforms to enhance the customer's omni-channel experience as well as a new remodeled store format that is being piloted in 20 stores as of March 31, 2018. This new store format includes a new layout, revised product assortment and other instore experiences (hereafter referred to as "transformations").

Discontinued Operations:

The Company has been exploring strategic alternatives related to FDC Vitamins, LLC d/b/a Nutri-Force Nutrition ("Nutri-Force"), including the potential sale of this subsidiary of Industries, as our manufacturing operations continue to perform below expectations. During the first quarter of Fiscal 2018, the Company identified a potential buyer and terms have been negotiated between the parties. In addition, Company management has obtained approval from its Board of Directors to move forward with this transaction. During the three months ended March 31, 2018 the Company recorded charges totaling $17.7 million to reduce the carrying value of the net assets held for sale to their fair value based on the estimated net proceeds expected from this transaction. The sale of Nutri-Force closed on May 7, 2018. Refer to Note 2., "Discontinued Operations" and Note 15., "Subsequent Event" in the notes to consolidated financial statements (unaudited) for additional information. Additional costs during Fiscal 2018 are expected to be approximately $3.0 million to $7.0 million which primarily consist of lease termination charges and severance costs.
Convertible Notes repurchases:
On March 27, 2018, the Company repurchased $45.4 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $34.0 million, which includes accrued interest. The repurchase was funded through borrowings under the Company's Revolving Credit Facility. The gain on extinguishment of the repurchased Convertible Notes was $12.5 million. Refer to Note 5., "Credit Arrangements" in the notes to consolidated financial statements (unaudited) for additional information.
Closing of distribution center:
In August 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center prior to or by the August 31, 2018 lease expiration. Distribution operations have been transitioned to the Company's other distribution centers. Costs related to this closure, such as severance, inventory related costs and other charges were $3.1 million in Fiscal 2017 and severance and other expenses for the three months ended March 31, 2018 were $2.2 million. Additional costs during Fiscal 2018 are expected to be approximately $0.4 million.
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
As of March 31, 2018 we operate 783 stores located in 45 states, the District of Columbia and Puerto Rico. We have significantly slowed new store growth while we continue to evaluate our store network strategy. In addition, we remain focused on innovation at the store level and we have been rolling out two key elements of new category innovation with our new Kombucha bar on tap and Fit Freezer / Cooler section to approximately 80 stores.
As we anticipate an acceleration in the shift in our sales towards digital commerce, we are evaluating (1) our store network in order to identify opportunities to reduce fixed costs by closing underperforming stores, (2) our supply chain infrastructure and processes in order to increase the speed of delivery of products for direct to consumer sales, as well as increase the efficiency of our distribution centers, and (3) our merchandising processes in order to, among other things, increase the penetration of our private label brands and refine our product assortment in order to reduce the number of SKUs offered in our stores and the additional SKUs available through ecommerce. The completion of these evaluations may result in actions that could cause (1) the closing of a significant number of stores at or before lease expiration, (2) an increase in capital expenditures, (3) a reduction in the amount of inventory on hand, and / or (4) future charges to our results of operations for store impairments and / or inventory related charges.

Critical Accounting Policies
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our financial statements in the Fiscal 2017 Form 10-K. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Fiscal 2017 Form 10-K. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of our Board of Directors has reviewed the disclosures relating to them. Management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Fiscal 2017 Form 10-K.
General Definitions for Operating Results
Net Sales consist of sales, net of sales returns, deferred sales, customer incentives and a provision for estimated future returns. Total comparable net sales include retail sales fulfilled in stores and direct to consumer sales. Sales generated by retail stores after 410 days of operation are included in comparable net sales.
Cost of goods sold includes the cost of inventory sold, costs of warehousing, distribution and store occupancy costs. Warehousing and distribution costs, which are capitalized into inventory and then expensed as merchandise is sold, include freight to transfer merchandise and costs associated with our buying department and distribution facilities. Store occupancy costs include rent, common area maintenance, real estate taxes and utilities.
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
Key Performance Indicators and Statistics
We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$295,964	$305,772
Decrease in total comparable net sales (1)	(3.6)%	(6.3)%
Decrease in comparable store net sales	(6.5)%	(5.8)%
Increase (Decrease) in digital comparable net sales (2)	20.7%	(10.0)%
Gross profit as a percent of net sales	31.5%	32.4%
Income from operations	$3,811	$18,841

(1)	Total comparable net sales are comprised of comparable fulfilled in retail store sales and direct to consumer sales.

(2)	Digital comparable net sales includes sales from VS.com, third party marketplaces and auto delivery sales.

The following table shows the changes in our network of stores during the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31, 2018	April 1, 2017
Store Data:
Stores open at beginning of period	785	775
Stores opened	—	6
Stores closed	(2)	(1)
Stores open at end of period	783	780
Total retail square footage at end of period (in thousands)	2,730	2,722
Average store square footage at end of period	3,487	3,489

Three Months Ended March 31, 2018 Compared to Three Months Ended April 1, 2017
The information presented below is for the three months ended March 31, 2018 and April 1, 2017 and was derived from our consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.
The following tables summarize our results of operations for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017	$ Change	% Change
Net sales	$295,964	$305,772	$(9,808)	(3.2)%
Cost of goods sold	202,853	206,790	(3,937)	(1.9)%
Cost of goods sold as % of net sales	68.5%	67.6%
Gross profit	93,111	98,982	(5,871)	(5.9)%
Gross profit as % of net sales	31.5%	32.4%
Selling, general and administrative expenses	89,300	80,141	9,159	11.4%
SG&A expenses as % of net sales	30.2%	26.2%
Income from operations	3,811	18,841	(15,030)	(79.8)%
Income from operations as % of net sales	1.3%	6.2%
Gain on extinguishment of debt	12,502	—	12,502	nm
Interest expense, net	2,441	2,412	29	1.2%
Income before provision for income taxes	13,872	16,429	(2,557)	(15.6)%
Provision for income taxes	4,215	6,534	(2,319)	(35.5)%
Net income from continuing operations	9,657	9,895	(238)	(2.4)%
Net loss from discontinued operations	(13,516)	(1,899)	(11,617)	nm
Net income (loss)	$(3,859)	$7,996	$(11,855)	nm
Net Sales
Net sales decreased 3.2% as a result of a decrease in our total comparable net sales of $10.9 million, or 3.6% offset by an increase in our total non-comparable net sales of $1.1 million. Sales decreased $7.9 million in the Sports Nutrition category which is primarily the result of an increase in competitive promotional activity in our industry.

Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution and occupancy costs. As a percentage of net sales, cost of goods sold increased by 0.9%. This includes supply chain deleverage of 1.3%, costs related to the closing of the North Bergen, New Jersey distribution center of 0.6% and occupancy deleverage of 0.2%. This was partially offset by total product margin improvement of 1.2%.
Selling, General and Administrative Expenses

	Three Months Ended
	March 31, 2018	April 1, 2017	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$36,594	$33,298	$3,296	9.9%
Store Payroll & benefits as % of net sales	12.4%	10.9%
Advertising and Promotion (b)	6,436	5,862	574	9.8%
Advertising & promotion as % of net sales	2.2%	1.9%
Other SG&A (c)	46,270	40,981	5,289	12.9%
Other SG&A as % of net sales	15.6%	13.4%
Total SG&A Expenses	$89,300	$80,141	$9,159	11.4%

(a)	Store payroll and benefits increased primarily due to higher wage rates, an increase in health insurance costs and higher store incentives.

(b)	Advertising and promotion expenses increased primarily due to higher expenditures focused on improving customer acquisition trends as a result of the competitive environment in our industry.

(c)
Other selling, general and administrative expenses increased primarily due to increases in overhead expenses totaling $3.1 million which includes increases in information technology and digital commerce costs, incentive compensation and health insurance costs. In addition, depreciation and amortization expense increased by $0.6 million. Lastly, during the three months ended March 31, 2018, the Company recorded store impairment charges of $0.7 million.

Gain on Extinguishment of Debt
During the three months ended March 31, 2018 the Company recognized a $12.5 million gain on the repurchase of a portion of its Convertible Notes.
Interest Expense, Net
Interest expense, net was relatively flat during the three months ended March 31, 2018 as compared to the three months ended April 1, 2017.
Provision for Income Taxes
The effective tax rate for continuing operations for the three months ended March 31, 2018 was 30.4%, compared to 39.8% for the three months ended April 1, 2017. The change in the effective tax rate is primarily due to the lower federal tax rate under the Tax Cut and Jobs Act of 2017 partially offset by a permanent tax difference related to the excess tax deficiencies from stock-based compensation.

Key Indicators of Liquidity and Capital Resources
The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	March 31, 2018	December 30, 2017
Balance Sheet Data:
Cash and cash equivalents	$1,799	$1,947
Working capital (a)	128,782	155,229
Total assets	463,150	491,433
Total debt (b)	124,257	140,327
(a) Working capital is total current assets minus total current liabilities.
(b) Total debt includes the outstanding balance on the Company's Revolving Credit Facility, the net balance of its Convertible Notes and its capital lease obligations.

	Three Months Ended
	March 31, 2018	April 1, 2017
Other Information:
Depreciation and amortization of fixed and intangible assets	$11,247	$7,828
Cash Flows Provided By (Used In):
Operating activities	$18,209	$19,899
Investing activities	(6,812)	(10,220)
Financing activities	(11,546)	(10,425)
Effect of exchange rate changes on cash and cash equivalents	1	12
Net decrease in cash and cash equivalents	$(148)	$(734)
Liquidity and Capital Resources
Historically, our primary uses of cash have been to fund working capital, operating expenses and capital expenditures related primarily to the build-out of new stores, the transformation of existing stores and information technology investments as well as to repurchase shares of our common stock and our Convertible Notes. We have financed our requirements predominately through internally generated cash flow, supplemented with short-term financing. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our Revolving Credit Facility, will be sufficient to meet our working capital needs for the next twelve months, our store transformation growth plans, costs and investments related to our current initiatives, systems development, store improvements and interest payments, as well as the repurchase of shares of our common stock and our Convertible Notes from time to time in negotiated or open market transactions subject to market conditions.
During Fiscal 2018, we plan to spend approximately $30 million in capital expenditures, including costs for information technology, investments in our digital commerce platforms, remodeling of existing stores and the build-out of corporate offices. Of the total capital expenditures projected for Fiscal 2018, we have invested $6.7 million during the three months ended March 31, 2018. We plan to open two new stores in Fiscal 2018, of which we have opened no stores and closed two stores as of March 31, 2018.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.
We were in compliance with all covenants relating to our Revolving Credit Facility and Convertible Notes as of March 31, 2018. We expect to be in compliance with these same covenants during the remainder of Fiscal 2018 as well.

Cash Provided by Operating Activities
Net cash provided by operating activities was $18.2 million for the three months ended March 31, 2018 as compared to $19.9 million for the three months ended April 1, 2017. The $1.7 million decrease in cash flows from operating activities is primarily due to the decease in net income before impairment charges and the gain on extinguishment of debt, and changes in accounts payable.
Cash Used in Investing Activities
Net cash used in investing activities was $6.8 million during the three months ended March 31, 2018 as compared to $10.2 million during the three months ended April 1, 2017. Capital expenditures during the three months ended March 31, 2018 were used primarily for information technology, investments in our digital commerce platforms and the build-out of corporate offices. Capital expenditures during the three months ended April 1, 2017 were used primarily for the new distribution center, the transformation of existing stores and information technology investments. The Company opened no new stores during the three months ended March 31, 2018 as compared to six new stores during the three months ended April 1, 2017.
Cash Used in Financing Activities
Net cash used in financing activities was $11.5 million for the three months ended March 31, 2018, as compared to $10.4 million for the three months ended April 1, 2017. The $1.1 million increase in cash used in financing activities is primarily due to proceeds of $1.5 million from the exercise of common stock options during the three months ended April 1, 2017. The Company's repurchase of Convertible Notes for $34.0 million during the three months ended March 31, 2018 was offset by the net borrowing activity on the Revolving Credit Facility.
Revolving Credit Facility
The terms of our Revolving Credit Facility extend through May 9, 2022, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 5., “Credit Arrangements” in the Notes to Consolidated Financial Statements (unaudited). As of March 31, 2018, the Company had $35.0 million of borrowings outstanding on its Revolving Credit Facility. The largest amount borrowed during the three months ended March 31, 2018 and April 1, 2017 was $35.0 million and $38.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at March 31, 2018 was $51.1 million.
Convertible Notes
On December 9, 2015, the Company issued $143.8 million of its 2.25% Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company. Interest is payable on the Convertible Notes on June 1 and December 1 of each year until their maturity date of December 1, 2020. On March 27, 2018, the Company repurchased $45.4 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $34.0 million, which includes accrued interest. The repurchase was funded through borrowings under the Company's Revolving Credit Facility. The gain on extinguishment of the repurchased Convertible Notes was $12.5 million. For additional information regarding our Convertible Notes, refer to Note 5. “Credit Arrangements”, in the Notes to Consolidated Financial Statements (unaudited).
Contractual Obligations and Commercial Commitments
Except for the repurchase of a portion of our Convertible Notes, as of March 31, 2018, there have been no material changes with respect to our contractual obligations since December 30, 2017. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2017 Form 10-K.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. The Company has commitments for its operating leases, primarily related to its stores, distribution centers, as well as its manufacturing and corporate facilities, which are not reflected on our balance sheet. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2017 10-K.

Effects of Inflation
We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the three months ended March 31, 2018, cost deflation was less than 1%. During Fiscal 2018, we anticipate market driven cost inflation to be in the range of 0% to 2%. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A of Part II of our Fiscal 2017 Form 10-K. As of March 31, 2018, our exposure to market risk has not changed materially since December 30, 2017.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2018, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Fiscal 2017 Form 10-K. There has not been a material change to the risk factors set forth in the Fiscal 2017 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of shares of common stock during the quarter ended March 31, 2018:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
December 31, 2017 through January 27, 2018	24,365	$4.40	—	$100,066
January 28, 2018 through February 24, 2018	176	$4.25	—	$100,066
February 25, 2018 through March 31, 2018 (3)	17,798	$4.30	—	$66,026
Totals	42,339		—

(1)	Shares withheld to cover required tax payments on behalf of employees as their restricted shares vest.

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

(3)
The Company repurchased a portion of its Convertible Notes during the three months ended March 31, 2018. Refer to Note 5., "Credit Arrangements" in the notes to consolidated financial statements (unaudited) for additional information.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On May 3, 2018, the Company approved annual fees to the director serving as executive chairman of $500,000 per year in cash and $325,000 in the form of equity awards.
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

10.1
Letter Agreement dated as of February 26, 2018 by and between Vitamin Shoppe, Inc. and Colin Watts (Incorporated by reference to Exhibit 99.1 in our Current Report on Form 8-K filed on February 27, 2018 (File No. 001-34507))

10.2
Cooperation Agreement dated as of April 20, 2018 by and among Vitamin Shoppe, Inc., Shah Capital Management, Inc., Shah Capital Opportunity Fund LP and Himanshu H. Shah (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on April 23, 2018 (File No. 001-34507))

10.3
Cooperation Agreement dated as of April 20, 2018 by and among Vitamin Shoppe, Inc., Vintage Capital Management, LLC, Kahn Capital Management, LLC and Brian R. Kahn (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on April 23, 2018 (File No. 001-34507))

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2018.

VITAMIN SHOPPE, INC.

By:	/s/ Brenda Galgano
Brenda Galgano
EVP and Chief Financial Officer