Form 10-Q
period 2018-06-30
Vitamin Shoppe, Inc.
filed 2018-08-08
CIK 1360530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒
As of July 28, 2018 Vitamin Shoppe, Inc. had 24,052,779 shares of common stock outstanding.

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

		Page No.
	PART I. FINANCIAL INFORMATION	5
Item 1.	Financial Statements	5
	Consolidated Balance Sheets (unaudited) as of June 30, 2018 and December 30, 2017	5
	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2018 and July 1, 2017	6
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and July 1, 2017	7
	Notes to Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

	PART II. OTHER INFORMATION	33
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

Signature		36

EX 10.2
EX 10.3
EX 10.4
EX 10.5
EX 10.7
EX 10.8
EX 10.10
EX 10.11
EX 31.1
EX 31.2
EX 32.1
EX 32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,910	$1,947
Inventories	202,163	218,087
Prepaid expenses and other current assets	37,924	39,473
Current assets held for sale	—	22,625
Total current assets	241,997	282,132
Property and equipment, net of accumulated depreciation and amortization of $334,637 and $334,082 in 2018 and 2017, respectively	137,256	141,520
Other intangibles, net	11,045	11,040
Deferred taxes	27,142	37,278
Other long-term assets	2,560	2,572
Noncurrent assets held for sale	—	16,891
Total assets	$420,000	$491,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$3,000	$12,000
Accounts payable	52,078	46,921
Accrued expenses and other current liabilities	68,678	62,645
Current liabilities held for sale	—	5,337
Total current liabilities	123,756	126,903
Convertible notes, net	61,544	126,415
Deferred rent	39,409	40,832
Other long-term liabilities	1,684	1,916
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at June 30, 2018 and December 30, 2017	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 24,273,510 shares issued and 24,019,510 shares outstanding at June 30, 2018, and 24,220,509 shares issued and 24,021,948 shares outstanding at December 30, 2017	243	242
Additional paid-in capital	83,985	88,823
Treasury stock, at cost; 254,000 shares at June 30, 2018 and 198,561 shares at December 30, 2017	(7,254)	(7,010)
Retained earnings	116,633	113,312
Total stockholders’ equity	193,607	195,367
Total liabilities and stockholders’ equity	$420,000	$491,433
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$293,103	$296,420	$589,067	$602,192
Cost of goods sold	198,867	199,099	401,720	405,889
Gross profit	94,236	97,321	187,347	196,303
Selling, general and administrative expenses	88,918	81,604	177,516	161,745
Goodwill and store fixed-assets impairment charges	131	168,090	833	168,090
Income (loss) from operations	5,187	(152,373)	8,998	(133,532)
Gain on extinguishment of debt	3,727	—	16,229	—
Interest expense, net	1,699	2,374	4,140	4,786
Income (loss) before provision (benefit) for income taxes	7,215	(154,747)	21,087	(138,318)
Provision (benefit) for income taxes	1,932	(8,331)	6,147	(1,797)
Net income (loss) from continuing operations	5,283	(146,416)	14,940	(136,521)
Net gain (loss) from discontinued operations, net of tax	1,897	(10,003)	(11,619)	(11,902)
Net income (loss)	$7,180	$(156,419)	$3,321	$(148,423)

Weighted average common shares outstanding
Basic	23,593,876	23,231,453	23,444,052	23,029,849
Diluted	23,774,548	23,231,453	23,570,976	23,029,849

Net income (loss) from continuing operations per common share
Basic	$0.22	$(6.30)	$0.64	$(5.93)
Diluted	$0.22	$(6.30)	$0.63	$(5.93)

Net income (loss) from discontinued operations per common share
Basic	$0.08	$(0.43)	$(0.50)	$(0.52)
Diluted	$0.08	$(0.43)	$(0.49)	$(0.52)

Net income (loss) per common share
Basic	$0.30	$(6.73)	$0.14	$(6.44)
Diluted	$0.30	$(6.73)	$0.14	$(6.44)
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net income (loss)	$3,321	$(148,423)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	21,498	15,839
Impairment charge on goodwill	—	164,325
Impairment charges on intangible assets	8,174	—
Impairment charges on fixed assets	8,873	5,585
Loss on sale of FDC Vitamins, LLC	163	—
Amortization of deferred financing fees	365	458
Gain on extinguishment of debt	(16,229)	—
Amortization of debt discount on convertible notes	1,976	2,368
Deferred income taxes	10,136	(11,225)
Deferred rent	(1,842)	(1,465)
Equity compensation expense	931	2,710
Tax benefits on exercises of equity awards	705	747
Changes in operating assets and liabilities:
Accounts receivable	(971)	4,409
Inventories	19,558	12,852
Prepaid expenses and other current assets	1,398	(2,886)
Other long-term assets	(50)	25
Accounts payable	4,741	(9,109)
Accrued expenses and other current liabilities	3,354	1,343
Other long-term liabilities	186	521
Net cash provided by operating activities	66,287	38,074
Cash flows from investing activities:
Capital expenditures	(15,705)	(28,378)
Net proceeds on sale of FDC Vitamins, LLC	15,729	—
Trademarks and other intangible assets	(163)	(156)
Net cash used in investing activities	(139)	(28,534)
Cash flows from financing activities:
Borrowings under revolving credit facility	81,000	57,000
Repayments of borrowings under revolving credit facility	(90,000)	(65,000)
Purchases of convertible notes	(57,158)	—
Bank overdraft	327	(3,052)
Proceeds from exercises of common stock options	—	1,511
Issuance of shares under employee stock purchase plan	108	270
Purchases of treasury stock	(244)	(544)
Other financing activities	(219)	(566)

Net cash used in financing activities	(66,186)	(10,381)
Effect of exchange rate changes on cash and cash equivalents	1	11
Net decrease in cash and cash equivalents	(37)	(830)
Cash and cash equivalents beginning of period	1,947	2,833
Cash and cash equivalents end of period	$1,910	$2,003
Supplemental disclosures of cash flow information:
Interest paid	$1,943	$1,934
Income taxes (refunded) paid	$(10,764)	$6,588
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$5,988	$10,017
Assets acquired under capital leases	$—	$891
Assets acquired under tenant incentives	$—	$2,986
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
The consolidated financial statements as of June 30, 2018 and July 1, 2017 are unaudited. The consolidated balance sheet as of December 30, 2017 was derived from our audited financial statements and has been restated to reflect discontinued operations. Refer to Note 2., "Discontinued Operations" for additional information. As a result of the discontinued operations, the Company currently operates through one business segment. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 30, 2017, as filed with the Securities and Exchange Commission on February 27, 2018 (the “Fiscal 2017 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
The Company's fiscal year ends on the last Saturday in December. As used herein, the term "Fiscal Year" or "Fiscal" refers to a 52-week period, ending on the last Saturday in December. The results for the three and six months ended June 30, 2018 and July 1, 2017 are each based on 13-week and 26-week periods, respectively.
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
2. Discontinued Operations
On May 7, 2018, the Company sold certain assets, including the Betancourt Nutrition® brand, and liabilities of FDC Vitamins, LLC d/b/a Nutri-Force Nutrition (“Nutri-Force”) to Arizona Nutritional Supplements, LLC (“ANS”). Proceeds from the sale, net of transaction costs, were approximately $15.7 million and are subject to a working capital adjustment. The Company recognized a pre-tax loss on the sale of Nutri-Force of $0.2 million. In connection with the sale, the parties executed a transition services agreement for an initial term of six months whereby the Company agreed to provide services to operate the manufacturing facilities in Miami Lakes, Florida and to transition the production of products to ANS facilities. In addition, the parties executed supply agreements in which the Company has agreed to purchase a total of $53.0 million annually of its private label products and Betancourt Nutrition® brand products from ANS for a term of five years.
The results of operations of Nutri-Force for the three and six months ended June 30, 2018 are classified as discontinued operations in the consolidated statements of operations. The consolidated balance sheet as of December 30, 2017 and the statements of operations for the three and six months ended July 1, 2017 have been restated to reflect the discontinued operations.

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of the Discontinued Operation to Total Assets and Liabilities of the Disposal Group Classified as Held for Sale That Are Presented Separately in the Balance Sheet
(in thousands)

As of December 30, 2017
Carrying amounts of the major classes of assets included in discontinued operations:
Accounts receivable	$6,265
Inventories	16,200
Prepaid expenses and other current assets	160
Total current assets	22,625
Property and equipment, net	8,513
Intangible assets, net	8,378
Total noncurrent assets	16,891
Total assets of the disposal group classified as held for sale	$39,516
Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$2,704
Accrued liabilities	2,633
Total current liabilities of the disposal group classified as held for sale	$5,337

Reconciliation of the Major Line Items Constituting Loss of Discontinued Operations to the After-Tax Loss of Discontinued Operations That Are Presented in the Statements of Operations (in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Major classes of line items constituting net loss on discontinued operations:
Net sales (1)	$4,875	$8,417	$10,426	$19,546
Cost of goods sold	3,340	17,303	7,339	28,600
Fixed assets impairment charges	—	1,820	7,236	1,820
Gross profit (loss)	1,535	(10,706)	(4,149)	(10,874)
Selling, general and administrative expenses	558	5,175	1,952	8,239
Intangible assets and fixed assets impairment charges	—	—	8,978	—
Discontinued operations (gain) loss (2)	(1,287)	—	163	—
Income (loss) before provision (benefit) for income taxes	2,264	(15,881)	(15,242)	(19,113)
Provision (benefit) for income taxes	367	(5,878)	(3,623)	(7,211)
Net income (loss)	$1,897	$(10,003)	$(11,619)	$(11,902)

(1)	Revenue related to the transition services agreement was $1.6 million during the three and six months ended June 30, 2018.

(2)
During the three months ended March 31, 2018, the Company recorded a charge of $1.5 million which represented the estimated loss on the sale of the discontinued operations based on the anticipated proceeds less estimated transaction costs. During the three months ended June 30, 2018, this estimated loss was reduced by $1.3 million resulting in a pre-tax loss on the sale of Nutri-Force of $0.2 million.

Cash Flow Disclosures for Discontinued Operations (in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cash flows provided by (used in) operating activities	$(15,062)	$(1,012)	$(15,116)	$(896)
Cash flows provided by (used in) investing activities	$15,726	$(528)	$15,634	$(879)

Depreciation and amortization	$—	$281	$769	$559
Capital expenditures	$2	$528	$94	$879

3. Goodwill and Intangible Assets
The following table discloses the carrying value of all intangible assets (in thousands):

	June 30, 2018				December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net
Intangible assets
Goodwill	$243,269	$—	$243,269	$—	$243,269	$—	$243,269	$—
Tradenames – Indefinite-lived	68,405	—	59,405	9,000	68,405	—	59,405	9,000
Tradenames – Definite-lived	5,555	3,510	—	2,045	5,392	3,352	—	2,040
	$317,229	$3,510	$302,674	$11,045	$317,066	$3,352	$302,674	$11,040
The useful life of the Company’s definite-lived intangible assets is 10 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at June 30, 2018, is as follows (in thousands):

Remainder of Fiscal 2018	$157
Fiscal 2019	313
Fiscal 2020	313
Fiscal 2021	313
Fiscal 2022	313
Thereafter	636
$2,045

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2018	December 30, 2017
Accrued salaries and related expenses	$19,912	$18,094
Sales tax payable and related expenses	6,819	7,088
Deferred sales	8,196	5,710
Other accrued expenses	33,751	31,753
	$68,678	$62,645

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
On June 1, 2018, the Company repurchased $29.9 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $23.1 million, which includes a de minimis amount of accrued interest. The repurchase was funded through borrowings under the Company's Revolving Credit Facility. The gain on extinguishment of the repurchased Convertible Notes was $3.7 million.

The Convertible Notes consist of the following components (in thousands):

	June 30, 2018	December 30, 2017
Liability component:
Principal	$68,439	$143,750
Conversion feature	(17,685)	(24,800)
Liability portion of debt issuance costs	(2,758)	(3,802)
Amortization	13,548	11,267
Net carrying amount	$61,544	$126,415

Equity component:
Conversion feature	$18,908	$24,800
Equity portion of debt issuance costs	(793)	(793)
Deferred taxes	941	941
Net carrying amount	$19,056	$24,948

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
In connection with the repurchases of Convertible Notes, the convertible note hedge transactions and the warrant transaction noted above were reduced in ratable proportion to the face amount of Convertible Notes that were repurchased. The net proceeds received by the Company from these transactions were de minimis.
Revolving Credit Facility
As of June 30, 2018 and December 30, 2017, the Company had $3.0 million and $12.0 million of borrowings outstanding on its Revolving Credit Facility (the "Revolving Credit Facility"), respectively.
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

The largest amount borrowed during the six months ended June 30, 2018 and July 1, 2017 was $43.0 million and $38.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at June 30, 2018 was $82.7 million.
Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.00%, 0.125% or 0.25% or the adjusted Eurodollar rate plus 1.00%, 1.125% or 1.25%, in each case with the highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 33% of the borrowing base availability under the Revolving Credit Facility, the second highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 66% and greater than or equal to 33% of the borrowing base availability under the Revolving Credit Facility and the lowest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is greater than or equal to 66% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility during the six months ended June 30, 2018 and July 1, 2017 was 2.81% and 2.13%, respectively. The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility is 0.25% per annum.
Interest expense, net for the three and six months ended June 30, 2018 and July 1, 2017 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Amortization of debt discount on Convertible Notes	$769	$1,190	$1,976	$2,368
Interest on Convertible Notes	542	817	1,348	1,635
Amortization of deferred financing fees	145	220	365	458
Interest / fees on the Revolving Credit Facility and other interest	243	147	451	325
Interest expense, net	$1,699	$2,374	$4,140	$4,786
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

The following table contains net sales by fulfillment category (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
Sales fulfilled in stores	$254,875	$268,484	$512,291	$542,307
Direct to consumer sales	38,228	27,936	76,776	59,885
Net sales	$293,103	$296,420	$589,067	$602,192

The following table represents net sales by major product category (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Product Category
Vitamins, Minerals, Herbs and Homeopathy	$83,997	$82,114	$172,801	$168,760
Sports Nutrition	89,669	94,834	179,008	192,094
Specialty Supplements	75,986	75,837	151,408	153,802
Other	42,840	43,098	84,622	86,377
	292,492	295,883	587,839	601,033
Delivery Revenue	611	537	1,228	1,159
Total net sales	$293,103	$296,420	$589,067	$602,192

Delivery revenue represents shipping fees billed to customers which are included in net sales in the consolidated statements of operations.
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

The opening and closing balances of the Company’s receivables and contract liabilities are as follows (in thousands):

	Receivables	Contract Liabilities

Balances as of December 30, 2017	$10,937	$7,511
Increase	1,055	899
Balances as of March 31, 2018	11,992	8,410
Increase / (Decrease)	(560)	1,013
Balances as of June 30, 2018	$11,432	$9,423

Balances as of December 31, 2016	$11,012	$6,901
Increase / (Decrease)	744	(503)
Balances as of April 1, 2017	11,756	6,398
Increase / (Decrease)	(672)	983
Balances as of July 1, 2017	$11,084	$7,381

The amounts of revenue recognized during the three month periods ended March 31, 2018 and April 1, 2017 that were included in the opening contract liability balances were $6.5 million and $6.0 million, respectively. The amounts of revenue recognized during the three month periods ended June 30, 2018 and July 1, 2017 that were included in the opening contract liability balances were $6.4 million and $5.6 million, respectively. This revenue consists primarily of loyalty point redemptions, the delivery of sales in transit and gift card redemptions.
Performance Obligations
For retail sales, the performance obligation is the transfer of retail merchandise to the customer at the retail store or at the time of delivery to the customer. Variable consideration for retail sales is primarily related to our loyalty program. Under the loyalty program, sales are deferred at the time points are earned based on the value of points that are projected to be redeemed, which are based on historical redemption data and current trends. The Company records a liability in the period points are earned with a corresponding reduction of sales. Under the current program, loyalty points are earned each calendar quarter and must be redeemed within the subsequent calendar quarter or they expire. During Fiscal 2018, the Company is testing potential changes to the loyalty program, such as extending the redemption period on loyalty points, in order to improve the effectiveness of the program.
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
7. Stock Based Compensation
Equity Incentive Plans – In June 2018, the Company's shareholders approved the 2018 Long-term Incentive Plan (the "2018 Plan") to provide stock based compensation to certain directors, officers, consultants and employees of the Company. The 2018 Plan replaces the two previous plans, the 2006 Stock Option Plan and the Vitamin Shoppe 2009 Equity Incentive Plan, as amended and restated effective April 6, 2012. Upon adoption of the 2018 Plan, 1,410,928 additional shares were authorized to grant under this plan. As of June 30, 2018, there were 2,800,643 shares available to grant under the 2018 Plan which includes 240,900 shares currently held by the Company as treasury stock.
The following table summarizes restricted shares for the 2018 Plan as of June 30, 2018 and changes during the six month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 30, 2017	724,104	$18.65
Granted	280,688	$4.46
Vested	(140,809)	$22.30
Canceled/forfeited	(281,836)	$16.31
Unvested at June 30, 2018	582,147	$12.06
The total intrinsic value of restricted shares vested during the six months ended June 30, 2018 and July 1, 2017 was $0.6 million and $1.4 million, respectively.

The following table summarizes stock options for the 2018 Plan as of June 30, 2018 and changes during the six month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2017	308,888	$27.74
Granted	141,777	$4.65
Exercised	—	$—
Canceled/forfeited	(91,135)	$20.94
Outstanding at June 30, 2018	359,530	$20.36	6.22	$326
Vested or expected to vest at June 30, 2018	341,260	$20.93	6.06
Vested and exercisable at June 30, 2018	176,832	$31.39	3.15	$—
No options were exercised during the six months ended June 30, 2018. The total intrinsic value of options exercised during the six months ended July 1, 2017 was $0.7 million. The cash received from options exercised during the six months ended July 1, 2017 was $1.5 million.
Stock options were not granted during the six months ended July 1, 2017. The weighted-average grant date fair value of stock options during the six months ended June 30, 2018 was $1.76. The fair value of each option grant was estimated on the date of grant using the Monte Carlo option-pricing model, because these awards contain a market condition based on the achievement of predetermined targets related to the share price of our common stock, with the following assumptions:

Three and Six Months Ended
June 30, 2018
Expected dividend yield	0.0%
Weighted average expected volatility	42.61%
Weighted average risk-free interest rate	2.54%
Expected holding period	6.02 years
The following table summarizes performance share units for the 2018 Plan as of June 30, 2018 and changes during the six month period then ended:

	Number of Unvested Performance Share Units	Weighted Average Grant Date Fair Value
Unvested at December 30, 2017	288,365	$22.43
Granted	531,211	$4.66
Vested	—	$—
Canceled/forfeited	(400,353)	$11.59
Unvested at June 30, 2018	419,223	$10.26
Performance share units granted during the six months ended June 30, 2018 shall vest on December 26, 2020 if the performance criteria are achieved. Performance share units can vest at a range of 0% to 150% based on the achievement of pre-established performance targets.

The following table summarizes restricted share units for the 2018 Plan as of June 30, 2018 and changes during the six month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 30, 2017	39,708	$11.90
Granted	4,413	$4.85
Vested	(32,353)	$11.90
Canceled/forfeited	—	$—
Unvested at June 30, 2018	11,768	$9.26
The total intrinsic value of restricted share units vested during the six months ended June 30, 2018 and July 1, 2017 was $0.2 million in both periods.
Compensation expense attributable to stock based compensation for the three and six months ended June 30, 2018 was approximately $0.1 million and $0.9 million, respectively, and for the three and six months ended July 1, 2017 was approximately $1.1 million and $2.7 million, respectively. As of June 30, 2018, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares, performance share units and restricted share units to be expensed in future periods is $4.7 million, and the related weighted-average period over which it is expected to be recognized is 1.6 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares, performance share units and restricted share units as of June 30, 2018 is approximately $0.5 million.
Treasury Stock – As part of the Company’s equity incentive plan, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the six months ended June 30, 2018, the Company purchased 55,439 shares in settlement of employees’ tax obligations for a total of $0.2 million. The Company accounts for treasury stock using the cost method. 240,900 treasury shares are available to grant under the Company’s equity incentive plan.
8. Restructuring Costs
Closing of Distribution Center
In August 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center prior to or by the August 31, 2018 lease expiration. The transition of distribution operations to the Company's other distribution centers was substantially completed during Fiscal 2017.
Costs related to this closure, including occupancy, severance and other expenses, for the three and six months ended June 30, 2018 were $0.4 million and $2.7 million, respectively, of which approximately $0.1 million and $1.8 million, respectively, is included in cost of goods sold and approximately $0.4 million and $0.9 million, respectively, is included in selling, general and administrative expenses in the consolidated statements of operations. As of June 30, 2018, the Company had no remaining liabilities related to the closing of the North Bergen, New Jersey distribution center.
9. Advertising Costs
The costs of advertising for online marketing arrangements, direct mail, magazines and radio are expensed as incurred, or the first time the advertising takes place. Advertising expense was $6.9 million and $7.0 million for the three months ended June 30, 2018 and July 1, 2017, respectively, and $13.4 million and $12.9 million for the six months ended June 30, 2018 and July 1, 2017, respectively.
10. Income Taxes
The Tax Cut and Jobs Act of 2017 (“U.S. Tax Reform”) was enacted on December 22, 2017, reducing the statutory federal income tax rate from 35% to 21%, effective January 1, 2018. As required, the Company determined a reasonable estimate for certain effects of U.S. Tax Reform and recorded that estimate as a provisional amount. Due to the Company’s deferred tax position being a net asset, the provisional remeasurement of the deferred tax assets and liabilities resulted in a $15.3 million discrete tax expense which lowered the effective tax rate by 5.6% in Fiscal 2017. Our federal income tax expense for periods beginning in Fiscal 2018 is based on the new tax rate. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to depreciable assets, inventory, employee compensation and commissions. There have been no updates to the provisional amounts during the six months ended June 30, 2018.
Additionally on December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the U.S. Tax Reform. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As such, the Company is reporting the impacts of the U.S. Tax Reform provisionally based upon reasonable estimates. As of June 30, 2018 the impacts are not yet finalized as they are dependent on factors and analysis not yet known or fully completed, including but not limited to, depreciation, additional effect of the rate change on the ending deferred balances and the issuance of additional guidance, as well as our ongoing analysis of the U.S Tax Reform.
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

The components of the calculation of basic net income (loss) per common share and diluted net income (loss) per common share are as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator:
Net income (loss) from continuing operations	$5,283	$(146,416)	$14,940	$(136,521)
Net income (loss) from discontinued operations	1,897	(10,003)	(11,619)	(11,902)
Net income (loss)	$7,180	$(156,419)	$3,321	$(148,423)
Denominator:
Basic weighted average common shares outstanding	23,593,876	23,231,453	23,444,052	23,029,849
Effect of dilutive securities (a):
Stock options	—	—	—	—
Restricted shares	95,330	—	80,796	—
Performance share units	68,214	—	34,145	—
Restricted share units	17,128	—	11,983	—
Diluted weighted average common shares outstanding	23,774,548	23,231,453	23,570,976	23,029,849

Basic net income (loss) from continuing operations per common share	$0.22	$(6.30)	$0.64	$(5.93)
Diluted net income (loss) from continuing operations per common share	$0.22	$(6.30)	$0.63	$(5.93)

Basic net income (loss) from discontinued operations per common share	$0.08	$(0.43)	$(0.50)	$(0.52)
Diluted net income (loss) from discontinued operations per common share	$0.08	$(0.43)	$(0.49)	$(0.52)

Basic net income (loss) per common share	$0.30	$(6.73)	$0.14	$(6.44)
Diluted net income (loss) per common share	$0.30	$(6.73)	$0.14	$(6.44)
(a) For the three and six months ended July 1, 2017, due to a loss for the period, no incremental shares are included because the effect would be anti-dilutive.
Securities for the three months ended June 30, 2018 and July 1, 2017 in the amount of 518,214 shares and 791,633 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Securities for the six months ended June 30, 2018 and July 1, 2017 in the amount of 975,634 shares and 418,600 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

The Company has the intent and ability to settle the principal portion of its Convertible Notes in cash, and as such, has applied the treasury stock method, which has resulted in the underlying convertible shares, and related warrants, being anti-dilutive for the three and six months ended June 30, 2018 and July 1, 2017 as the Company’s average stock price from the date of issuance of the Convertible Notes through June 30, 2018 was less than the conversion price as well as less than the strike price of the warrant transaction. Refer to Note 5., "Credit Arrangements" for additional information on the Convertible Notes.
12. Share Repurchase Programs
Beginning in August 2014, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $370 million of its shares of common stock and / or its Convertible Notes, from time to time. As of June 30, 2018, 8,064,325 shares of common stock pursuant to these programs, and 75,311 Convertible

Notes, have been repurchased for a total of $327.1 million. There is approximately $42.9 million remaining in this program which expires on November 22, 2018.
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
No shares of the Company were repurchased under these programs during the three and six month periods ended June 30, 2018 and July 1, 2017. During Fiscal 2018, the Company repurchased $75.3 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $57.2 million, which includes accrued interest of $0.3 million. Refer to Note 5., "Credit Arrangements" for additional information.
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
In addition, on or about August 22, 2017, a federal securities class action suit was filed in the United States District Court in the District of New Jersey against Vitamin Shoppe and certain officers and directors on behalf of purchasers of Vitamin Shoppe common stock between March 1, 2017 and August 6, 2017. The lawsuit sought remedies under the Securities Exchange Act of 1934, including monetary damages, alleging that the defendants made false and misleading statements regarding the Company's reported goodwill, initiatives designed to improve the Company's financial performance, the Company’s profitability trends, and its financial results. On April 26, 2018, the court appointed the lead plaintiffs.  On July 14, 2018, the appointed lead plaintiffs voluntarily dismissed the case without prejudice.
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
The Company's financial instruments also include its Convertible Notes (in thousands):

	June 30, 2018	December 30, 2017
Fair Value	$52,979	$91,612
Carrying Value (1)	61,544	126,415

(1) Represents the net carrying amount of the liability component of the Convertible Notes. The Company repurchased a portion of its Convertible Notes during the three and six months ended June 30, 2018. Refer to Note 5., "Credit Arrangements" for additional information.
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
Company Overview
We are an omni-channel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market approximately 700 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare® and Next Step®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement (“VMS”) retailers and continue to refine our assortment with approximately 6,700 stock keeping units (“SKUs”) offered in our typical store and approximately 8,000 additional SKUs available through e-commerce. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.
We continue to focus on our strategy to improve the customer experience through the roll-out of initiatives including increasing customer engagement and personalization, redesigning the omni-channel experience (including in stores as well as through the internet and mobile devices), growing our private brands and improving the effectiveness of pricing and promotions. As part of this strategy, we have developed several initiatives, including an emphasis on the development and deployment of our customer facing digital platforms to enhance the customer's omni-channel experience.

Discontinued Operations:

On May 7, 2018, the Company sold certain assets, including the Betancourt Nutrition® brand, and liabilities of FDC Vitamins, LLC d/b/a Nutri-Force Nutrition (“Nutri-Force”) to Arizona Nutritional Supplements, LLC (“ANS”). Proceeds from the sale, net of transaction costs, were approximately $15.7 million and are subject to a working capital adjustment. The Company recognized a pre-tax loss on the sale of Nutri-Force of $0.2 million. In connection with the sale, the parties executed a transition services agreement for an initial term of six months whereby the Company agreed to provide services to operate the manufacturing facilities in Miami Lakes, Florida and to transition the production of products to ANS facilities. In addition, the parties executed supply agreements in which the Company has agreed to purchase a total of $53.0 million annually of its private label products and Betancourt Nutrition® brand products from ANS for a term of five years.
During the second quarter of Fiscal 2018, the Company incurred approximately $1.7 million of costs which primarily consisted of severance costs. Additional costs during Fiscal 2018 are expected to be approximately $2.0 million to $6.0 million which primarily consist of lease termination charges and severance costs.
Convertible Notes Repurchases:
On March 27, 2018, the Company repurchased $45.4 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $34.0 million, which includes accrued interest. The gain on extinguishment of the repurchased Convertible Notes was $12.5 million.
On June 1, 2018, the Company repurchased $29.9 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $23.1 million, which includes accrued interest. The gain on extinguishment of the repurchased Convertible Notes was $3.7 million.
These repurchases were funded through borrowings under the Company's Revolving Credit Facility. Refer to Note 5., "Credit Arrangements" in the notes to consolidated financial statements (unaudited) for additional information.

Elimination of unproductive inventory:
During the second quarter of Fiscal 2018, the Company completed an evaluation in order to refine the product assortment offered in our stores and through ecommerce. The purpose of the evaluation was to identify unproductive products in order to make room for new product offerings. As a result of this evaluation, the Company recorded a charge of $3.6 million which is included in cost of goods sold in the consolidated statements of operations.
Closing of distribution center:
In August 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center prior to or by the August 31, 2018 lease expiration. Distribution operations have been transitioned to the Company's other distribution centers. Costs related to this closure, such as severance, inventory related costs and other charges were $3.1 million in Fiscal 2017 and severance and other expenses for the three and six months ended June 30, 2018 were $0.4 million and $2.7 million, respectively. No additional costs are expected to be incurred during Fiscal 2018.
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
As of June 30, 2018 we operate 782 stores located in 45 states, the District of Columbia and Puerto Rico. We have significantly slowed new store growth while we continue to evaluate our store network strategy.
As we anticipate an acceleration in the shift in our sales towards digital commerce, we are evaluating (1) our store network in order to identify opportunities to reduce fixed costs by closing underperforming stores, (2) our supply chain infrastructure and processes in order to increase the speed of delivery of products for direct to consumer sales, as well as increase the efficiency of our distribution centers, and (3) our merchandising processes in order to, among other things, increase the penetration of our private label brands. The completion of these evaluations may result in actions that could cause (1) the closing of a significant number of stores at or before lease expiration, (2) an increase in capital expenditures, (3) a reduction in the amount of inventory on hand, and / or (4) future charges to our results of operations for store impairments.
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
Key Performance Indicators and Statistics
We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$293,103	$296,420	$589,067	$602,192
Decrease in total comparable net sales (1)	(1.1)%	(8.3)%	(2.4)%	(7.3)%
Decrease in comparable store net sales	(5.1)%	(7.6)%	(5.8)%	(6.7)%
Increase (Decrease) in digital comparable net sales (2)	36.9%	(14.6)%	28.3%	(12.2)%
Gross profit as a percent of net sales	32.2%	32.8%	31.8%	32.6%
Income (loss) from operations	$5,187	$(152,373)	$8,998	$(133,532)

(1)	Total comparable net sales are comprised of comparable fulfilled in retail store sales and direct to consumer sales.

(2)	Digital comparable net sales includes sales from VS.com, third party marketplaces and auto delivery sales.
The following table shows the changes in our network of stores during the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Store Data:
Stores open at beginning of period	783	780	785	775
Stores opened	1	3	1	9
Stores closed	(2)	—	(4)	(1)
Stores open at end of period	782	783	782	783
Total retail square footage at end of period (in thousands)	2,725	2,731	2,725	2,731
Average store square footage at end of period	3,484	3,488	3,484	3,488

Three Months Ended June 30, 2018 Compared to Three Months Ended July 1, 2017
The information presented below is for the three months ended June 30, 2018 and July 1, 2017 and was derived from our consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.

The following tables summarize our results of operations for the three months ended June 30, 2018 and July 1, 2017 (in thousands):

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Net sales	$293,103	$296,420	$(3,317)	(1.1)%
Cost of goods sold	198,867	199,099	(232)	(0.1)%
Cost of goods sold as % of net sales	67.8%	67.2%
Gross profit	94,236	97,321	(3,085)	(3.2)%
Gross profit as % of net sales	32.2%	32.8%
Selling, general and administrative expenses	88,918	81,604	7,314	9.0%
SG&A expenses as % of net sales	30.3%	27.5%
Goodwill and store fixed-assets impairment charges	131	168,090	(167,959)	(99.9)%
Goodwill and store fixed-assets impairment charges as % of net sales	—%	56.7%
Income (loss) from operations	5,187	(152,373)	157,560	(103.4)%
Income (loss) from operations as % of net sales	1.8%	(51.4)%
Gain on extinguishment of debt	3,727	—	3,727	nm
Interest expense, net	1,699	2,374	(675)	(28.4)%
Income (loss) before provision (benefit) for income taxes	7,215	(154,747)	161,962	(104.7)%
Provision (benefit) for income taxes	1,932	(8,331)	10,263	(123.2)%
Net income (loss) from continuing operations	5,283	(146,416)	151,699	(103.6)%
Net income (loss) from discontinued operations	1,897	(10,003)	11,900	(119.0)%
Net income (loss)	$7,180	$(156,419)	$163,599	(104.6)%
Net Sales
Net sales decreased 1.1% as a result of a decrease in our total comparable net sales of $3.3 million. Non-comparable net sales were relatively flat.
Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution and occupancy costs. As a percentage of net sales, cost of goods sold increased by 0.6%. This includes supply chain deleverage of 1.4% and a charge for the elimination of unproductive inventory of 1.2%. This was partially offset by total product margin improvement of 2.0%.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$35,398	$34,511	$887	2.6%
Store Payroll & benefits as % of net sales	12.1%	11.6%
Advertising and Promotion (b)	6,937	7,050	(113)	(1.6)%
Advertising & promotion as % of net sales	2.4%	2.4%
Other SG&A (c)	46,583	40,043	6,540	16.3%
Other SG&A as % of net sales	15.9%	13.5%
Total SG&A Expenses	$88,918	$81,604	$7,314	9.0%

(a)	Store payroll and benefits increased primarily due to higher wage rates, an increase in health insurance costs and higher store incentives.

(b)	Advertising and promotion expenses were relatively flat.

(c)
Other selling, general and administrative expenses increased primarily due to increases in overhead expenses totaling $3.6 million which includes increases in information technology and digital commerce costs, incentive compensation and health insurance costs. The increase also includes one-time charges of $1.8 million for management realignment expenses, $0.7 million of professional services fees related to shareholder settlement and $0.4 million of costs related to the closing of the North Bergen, New Jersey distribution center.

Goodwill and Store Fixed-Assets Impairment Charges
The second quarter of Fiscal 2018 includes a store fixed-assets impairment charge of $0.1 million. The second quarter of Fiscal 2017 includes a goodwill impairment charge of $164.3 million and store fixed-assets impairment charges of $3.8 million.
Gain on Extinguishment of Debt
During the three months ended June 30, 2018 the Company recognized a $3.7 million gain on the repurchase of a portion of its Convertible Notes.
Interest Expense, Net
Interest expense, net decreased $0.7 million primarily due to the repurchases of a portion of the Company's Convertible Notes during Fiscal 2018.
Provision (benefit) for Income Taxes
The effective provision (benefit) tax rate for continuing operations for the three months ended June 30, 2018 was 26.8%, compared to (5.4)% for the three months ended July 1, 2017. The change in the effective tax rate is primarily due to the non-deductible portion of the goodwill impairment charge, the lower federal tax rate under the Tax Cut and Jobs Act of 2017 partially offset by a permanent tax difference related to the excess tax deficiencies from stock-based compensation.

Six Months Ended June 30, 2018 Compared to Six Months Ended July 1, 2017
The information presented below is for the six months ended June 30, 2018 and July 1, 2017 and was derived from our consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.

The following tables summarize our results of operations for the six months ended June 30, 2018 and July 1, 2017 (in thousands):

	Six Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Net sales	$589,067	$602,192	$(13,125)	(2.2)%
Cost of goods sold	401,720	405,889	(4,169)	(1.0)%
Cost of goods sold as % of net sales	68.2%	67.4%
Gross profit	187,347	196,303	(8,956)	(4.6)%
Gross profit as % of net sales	31.8%	32.6%
Selling, general and administrative expenses	177,516	161,745	15,771	9.8%
SG&A expenses as % of net sales	30.1%	26.9%
Goodwill and store fixed-assets impairment charges	833	168,090	(167,257)	(99.5)%
Goodwill and store fixed-assets impairment charges as % of net sales	0.1%	27.9%
Income (loss) from operations	8,998	(133,532)	142,530	(106.7)%
Income (loss) from operations as % of net sales	1.5%	(22.2)%
Gain on extinguishment of debt	16,229	—	16,229	nm
Interest expense, net	4,140	4,786	(646)	(13.5)%
Income (loss) before provision (benefit) for income taxes	21,087	(138,318)	159,405	(115.2)%
Provision (benefit) for income taxes	6,147	(1,797)	7,944	(442.1)%
Net income (loss) from continuing operations	14,940	(136,521)	151,461	(110.9)%
Net loss from discontinued operations	(11,619)	(11,902)	283	(2.4)%
Net income (loss)	$3,321	$(148,423)	$151,744	(102.2)%
Net Sales
Net sales decreased 2.2% as a result of a decrease in our total comparable net sales of $14.2 million, or 2.4% offset by an increase in our total non-comparable net sales of $1.1 million.
Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution and occupancy costs. As a percentage of net sales, cost of goods sold increased by 0.8%. This includes supply chain deleverage of 1.3%, a charge for the elimination of unproductive inventory of 0.6%, costs related to the closing of the North Bergen, New Jersey distribution center of 0.3% and occupancy deleverage of 0.1%. This was partially offset by total product margin improvement of 1.6%.
Selling, General and Administrative Expenses

	Six Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$71,992	$67,809	$4,183	6.2%
Store Payroll & benefits as % of net sales	12.2%	11.3%
Advertising and Promotion (b)	13,373	12,912	461	3.6%
Advertising & promotion as % of net sales	2.3%	2.1%
Other SG&A (c)	92,151	81,024	11,127	13.7%
Other SG&A as % of net sales	15.6%	13.5%
Total SG&A Expenses	$177,516	$161,745	$15,771	9.8%

(a)	Store payroll and benefits increased primarily due to higher wage rates, an increase in health insurance costs and higher store incentives.

(b)	Advertising and promotion expenses increased primarily due to higher expenditures focused on improving customer acquisition trends as a result of the competitive environment in our industry.

(c)
Other selling, general and administrative expenses increased primarily due to increases in overhead expenses totaling $6.9 million which includes increases in information technology and digital commerce costs, incentive compensation and health insurance costs. In addition, depreciation and amortization expenses increased by $0.8 million. The increase also includes one-time charges of $1.8 million for management realignment expenses, $0.9 million of costs related to the closing of the North Bergen, New Jersey distribution center and $0.7 million of professional services fees related to shareholder settlement.

Goodwill and Store Fixed-Assets Impairment Charges
The first half of Fiscal 2018 includes store fixed-assets impairment charges of $0.8 million. The first half of Fiscal 2017 includes a goodwill impairment charge of $164.3 million and store fixed-assets impairment charges of $3.8 million.
Gain on Extinguishment of Debt
During the six months ended June 30, 2018 the Company recognized $16.2 million of gains on the repurchases of a portion of its Convertible Notes.
Interest Expense, Net
Interest expense, net decreased $0.6 million primarily due to the repurchases of a portion of the Company's Convertible Notes during Fiscal 2018.
Provision (benefit) for Income Taxes
The effective provision (benefit) tax rate for continuing operations for the six months ended June 30, 2018 was 29.2%, compared to (1.3)% for the six months ended July 1, 2017. The change in the effective tax rate is primarily due to the non-deductible portion of the goodwill impairment charge, the lower federal tax rate under the Tax Cut and Jobs Act of 2017 partially offset by a permanent tax difference related to the excess tax deficiencies from stock-based compensation.

Key Indicators of Liquidity and Capital Resources
The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	June 30, 2018	December 30, 2017
Balance Sheet Data:
Cash and cash equivalents	$1,910	$1,947
Working capital (a)	118,241	155,229
Total assets	420,000	491,433
Total debt (b)	66,220	140,327
(a) Working capital is total current assets minus total current liabilities.
(b) Total debt includes the outstanding balance on the Company's Revolving Credit Facility, the net balance of its Convertible Notes and its capital lease obligations.

	Six Months Ended
	June 30, 2018	July 1, 2017
Other Information:
Depreciation and amortization of fixed and intangible assets	$21,498	$15,839
Cash Flows Provided By (Used In):
Operating activities	$66,287	$38,074
Investing activities	(139)	(28,534)
Financing activities	(66,186)	(10,381)
Effect of exchange rate changes on cash and cash equivalents	1	11
Net decrease in cash and cash equivalents	$(37)	$(830)
Liquidity and Capital Resources
Historically, our primary uses of cash have been to fund working capital, operating expenses and capital expenditures related primarily to the build-out of new stores, the transformation of existing stores and information technology investments as well as to repurchase shares of our common stock and our Convertible Notes. We have financed our requirements predominately through internally generated cash flow, supplemented with short-term financing. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our Revolving Credit Facility, will be sufficient to meet our working capital needs for the next twelve months, costs and investments related to our current initiatives, systems development, store improvements and interest payments, as well as the repurchase of shares of our common stock and our Convertible Notes from time to time in negotiated or open market transactions subject to market conditions.
During Fiscal 2018, we plan to spend approximately $30 million in capital expenditures, including costs for information technology, investments in our digital commerce platforms and the build-out of corporate offices. Of the total capital expenditures projected for Fiscal 2018, we have invested $15.7 million during the six months ended June 30, 2018. We plan to open two new stores in Fiscal 2018, of which we have opened one store and closed four stores as of June 30, 2018.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.
We were in compliance with all financial covenants relating to our Revolving Credit Facility and Convertible Notes as of June 30, 2018. We expect to be in compliance with these same covenants during the remainder of Fiscal 2018 as well.
Cash Provided by Operating Activities
Net cash provided by operating activities was $66.3 million for the six months ended June 30, 2018 as compared to $38.1 million for the six months ended July 1, 2017. The $28.2 million increase in cash flows from operating activities is primarily due to the change in net income before impairment charges and the gain on extinguishment of debt, and changes in accounts payable, inventory and deferred taxes.
Cash Used in Investing Activities
Net cash used in investing activities was $0.1 million during the six months ended June 30, 2018 as compared to $28.5 million during the six months ended July 1, 2017. The $28.4 million decrease in cash flows from investing activities is primarily due to the net proceeds from the sale of Nutri-Force of $15.7 million and a decrease in capital expenditures of $12.7 million.
Cash Used in Financing Activities
Net cash used in financing activities was $66.2 million for the six months ended June 30, 2018, as compared to $10.4 million for the six months ended July 1, 2017. The $55.8 million increase in cash used in financing activities is primarily due to the Company's repurchases of Convertible Notes for $57.2 million during the six months ended June 30, 2018.
Revolving Credit Facility
The terms of our Revolving Credit Facility extend through May 9, 2022, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million.

For information regarding the terms of our Revolving Credit Facility, refer to Note 5., “Credit Arrangements” in the Notes to Consolidated Financial Statements (unaudited). As of June 30, 2018, the Company had $3.0 million of borrowings outstanding on its Revolving Credit Facility. The largest amount borrowed during the six months ended June 30, 2018 and July 1, 2017 was $43.0 million and $38.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at June 30, 2018 was $82.7 million.
Convertible Notes
On December 9, 2015, the Company issued $143.8 million of its 2.25% Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company. Interest is payable on the Convertible Notes on June 1 and December 1 of each year until their maturity date of December 1, 2020. During Fiscal 2018, the Company repurchased $75.3 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $57.2 million, which includes accrued interest. These repurchases were funded through borrowings under the Company's Revolving Credit Facility. The gains on extinguishment of the repurchased Convertible Notes were $16.2 million. For additional information regarding our Convertible Notes, refer to Note 5. “Credit Arrangements”, in the Notes to Consolidated Financial Statements (unaudited).
Contractual Obligations and Commercial Commitments
Except for the purchase commitments associated with the sale of Nutri-Force and the repurchases of a portion of our Convertible Notes, as of June 30, 2018, there have been no material changes with respect to our contractual obligations since December 30, 2017. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2017 Form 10-K.
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
Effects of Inflation
We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the six months ended June 30, 2018, cost deflation was less than 1%. During Fiscal 2018, we anticipate market driven cost inflation to be in the range of 0% to 2%. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A of Part II of our Fiscal 2017 Form 10-K. As of June 30, 2018, our exposure to market risk has not changed materially since December 30, 2017.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Executive Chairman and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2018, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including the Executive Chairman and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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
In addition, on or about August 22, 2017, a federal securities class action suit was filed in the United States District Court in the District of New Jersey against Vitamin Shoppe and certain officers and directors on behalf of purchasers of Vitamin Shoppe common stock between March 1, 2017 and August 6, 2017. The lawsuit sought remedies under the Securities Exchange Act of 1934, including monetary damages, alleging that the defendants made false and misleading statements regarding the Company's reported goodwill, initiatives designed to improve the Company's financial performance, the Company’s profitability trends, and its financial results. On April 26, 2018, the court appointed the lead plaintiffs.  On July 14, 2018, the appointed lead plaintiffs voluntarily dismissed the case without prejudice.
Item 1A. Risk Factors
For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Fiscal 2017 Form 10-K. There has not been a material change to the risk factors set forth in the Fiscal 2017 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of shares of common stock during the quarter ended June 30, 2018:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2018 through April 28, 2018	10,746	$4.05	—	$66,026
April 29, 2018 through May 26, 2018	761	$4.85	—	$66,026
May 27, 2018 through June 30, 2018 (3)	1,593	$7.81	—	$42,908
Totals	13,100		—

(1)	Shares withheld to cover required tax payments on behalf of employees as their restricted shares vest.

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

(3)
The Company repurchased a portion of its Convertible Notes during the three months ended June 30, 2018. Refer to Note 5., "Credit Arrangements" in the notes to consolidated financial statements (unaudited) for additional information.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
Exhibit
No.                        Description

3.1	Amended and Restated Certificate of Incorporation of Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K filed on June 10, 2016 (File No. 001-34507))

3.2	Fourth Amended and Restated By-laws of Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 3.2 in our Annual Report on Form 10-K filed on February 23, 2016 (File No. 001-34507))

10.1	Vitamin Shoppe 2018 Long-Term Incentive Plan (LTIP)* (Incorporated by reference to Appendix A of the Definitive Proxy Statement of Vitamin Shoppe, Inc. filed on May 18, 2018 (File No. 001-34507))

10.2	Form of Restricted Stock Award Agreement - 2018 LTIP* (Filed herewith)

10.3	Form of Performance Stock Unit Award Agreement - 2018 LTIP* (Filed herewith)

10.4	Form of Restricted Stock Unit Agreement for Directors - 2018 LTIP* (Filed herewith)

10.5	Restricted Stock Unit Award Agreement - Alex Smith, Executive Chairman, July 2, 2018* (Filed herewith)

10.6
Amendment to Vitamin Shoppe 2010 Employee Stock Purchase Plan* (Incorporated by reference to Appendix B to the Definitive Proxy Statement of Vitamin Shoppe, Inc. filed on May 18, 2018 (File No. 001-34507)

10.7	Letter of Promotion, dated as of June 5, 2018, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Bill Wafford* (Filed herewith)

10.8	Offer Letter, dated June 27, 2017, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Bill Wafford* (Filed Herewith)

10.9
Offer Letter, dated as of June 4, 2018, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Chuck Knight* (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on June 25, 2018 (File No. 001-34507))

10.10	General Release and Waiver, dated as of June 4, 2018, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Brenda Galgano (Filed herewith)

10.11	Consulting Agreement, dated as of June 6, 2018 by and between Vitamin Shoppe Industries Inc. and Brenda Galgano (Filed herewith)

10.12
Employment and Non-Competition Agreement dated as of July 17, 2018 by and between Sharon Leite, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc.* (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on July 23, 2018 (File No. 001-34507)

10.13
Relocation and Repayment Agreement, dated as of July 17, 2018, by and between Sharon Leite, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc.* (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on July 23, 2018 (File No. 001-34507))

10.14	Form on Performance Stock Unit Award Agreement - Sharon Leite* (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on July 23, 2018 (File No. 001-34507))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

* Management contract or compensation plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2018.

VITAMIN SHOPPE, INC.

By:	/s/ Bill Wafford
Bill Wafford
EVP and Chief Financial Officer