Form 10-Q
period 2018-09-29
Vitamin Shoppe, Inc.
filed 2018-11-07
CIK 1360530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒
As of October 27, 2018 Vitamin Shoppe, Inc. had 24,020,296 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,792	$1,947
Inventories	188,400	218,087
Prepaid expenses and other current assets	40,756	39,473
Current assets held for sale	—	22,625
Total current assets	230,948	282,132
Property and equipment, net of accumulated depreciation and amortization of $310,789 and $334,082 in 2018 and 2017, respectively	130,907	141,520
Other intangibles, net	11,051	11,040
Deferred taxes	22,800	37,278
Other long-term assets	2,516	2,572
Noncurrent assets held for sale	—	16,891
Total assets	$398,222	$491,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$12,000
Accounts payable	43,989	46,921
Accrued expenses and other current liabilities	59,411	62,645
Current liabilities held for sale	—	5,337
Total current liabilities	103,400	126,903
Convertible notes, net	62,228	126,415
Deferred rent	38,411	40,832
Other long-term liabilities	1,458	1,916
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at September 29, 2018 and December 30, 2017	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 24,248,598 shares issued and 23,991,881 shares outstanding at September 29, 2018, and 24,220,509 shares issued and 24,021,948 shares outstanding at December 30, 2017	242	242
Additional paid-in capital	84,881	88,823
Treasury stock, at cost; 256,717 shares at September 29, 2018 and 198,561 shares at December 30, 2017	(7,285)	(7,010)
Retained earnings	114,887	113,312
Total stockholders’ equity	192,725	195,367
Total liabilities and stockholders’ equity	$398,222	$491,433
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$276,636	$282,407	$865,703	$884,599
Cost of goods sold	189,945	195,789	591,665	601,678
Gross profit	86,691	86,618	274,038	282,921
Selling, general and administrative expenses	82,747	84,423	260,263	246,168
Goodwill, tradename and store fixed-assets impairment charges	718	106,000	1,551	274,090
Income (loss) from operations	3,226	(103,805)	12,224	(237,337)
Gain on extinguishment of debt	—	—	16,229	—
Interest expense, net	1,289	2,426	5,429	7,212
Income (loss) before provision (benefit) for income taxes	1,937	(106,231)	23,024	(244,549)
Provision (benefit) for income taxes	57	(22,867)	6,204	(24,664)
Net income (loss) from continuing operations	1,880	(83,364)	16,820	(219,885)
Net loss from discontinued operations, net of tax	(3,626)	(2,786)	(15,245)	(14,688)
Net income (loss)	$(1,746)	$(86,150)	$1,575	$(234,573)

Weighted average common shares outstanding
Basic	23,545,842	23,152,645	23,477,982	23,070,781
Diluted	23,545,842	23,152,645	23,743,856	23,070,781

Net income (loss) from continuing operations per common share
Basic	$0.08	$(3.60)	$0.72	$(9.53)
Diluted	$0.08	$(3.60)	$0.71	$(9.53)

Net loss from discontinued operations per common share
Basic	$(0.15)	$(0.12)	$(0.65)	$(0.64)
Diluted	$(0.15)	$(0.12)	$(0.64)	$(0.64)

Net income (loss) per common share
Basic	$(0.07)	$(3.72)	$0.07	$(10.17)
Diluted	$(0.07)	$(3.72)	$0.07	$(10.17)
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net income (loss)	$1,575	$(234,573)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	32,002	23,548
Impairment charges on goodwill	—	210,633
Impairment charges on intangible assets	8,174	59,405
Impairment charges on fixed assets	9,591	5,872
Loss on sale of FDC Vitamins, LLC	203	—
Amortization of deferred financing fees	485	678
Gain on extinguishment of debt	(16,229)	—
Amortization of debt discount on convertible notes	2,570	3,569
Deferred income taxes	14,478	(33,727)
Deferred rent	(2,835)	(1,903)
Equity compensation expense	1,740	4,137
Tax benefits on exercises of equity awards	743	895
Changes in operating assets and liabilities:
Accounts receivable	(1,458)	4,445
Inventories	33,925	1,759
Prepaid expenses and other current assets	(1,143)	(6,056)
Other long-term assets	(35)	50
Accounts payable	(3,994)	(287)
Accrued expenses and other current liabilities	(2,147)	3,589
Other long-term liabilities	(46)	939
Net cash provided by operating activities	77,599	42,973
Cash flows from investing activities:
Capital expenditures	(24,655)	(43,314)
Net proceeds on sale of FDC Vitamins, LLC	14,847	—
Trademarks and other intangible assets	(250)	(313)
Net cash used in investing activities	(10,058)	(43,627)
Cash flows from financing activities:
Borrowings under revolving credit facility	125,000	90,000
Repayments of borrowings under revolving credit facility	(137,000)	(89,000)
Purchases of convertible notes	(57,158)	—
Bank overdraft	1,881	(1,841)
Proceeds from exercises of common stock options	—	1,511
Issuance of shares under employee stock purchase plan	194	270
Purchases of treasury stock	(275)	(565)
Other financing activities	(339)	(681)

Net cash used in financing activities	(67,697)	(306)
Effect of exchange rate changes on cash and cash equivalents	1	31
Net decrease in cash and cash equivalents	(155)	(929)
Cash and cash equivalents beginning of period	1,947	2,833
Cash and cash equivalents end of period	$1,792	$1,904
Supplemental disclosures of cash flow information:
Interest paid	$2,219	$2,110
Income taxes (refunded) paid	$(10,729)	$6,550
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$1,829	$8,577
Assets acquired under capital leases	$—	$891
Assets acquired under tenant incentives	$—	$2,986
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
The consolidated financial statements as of September 29, 2018 and September 30, 2017 are unaudited. The consolidated balance sheet as of December 30, 2017 was derived from our audited financial statements and has been restated to reflect discontinued operations. Refer to Note 2., "Discontinued Operations" for additional information. As a result of the discontinued operations, the Company currently operates through one business segment. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 30, 2017, as filed with the Securities and Exchange Commission on February 27, 2018 (the “Fiscal 2017 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
The Company's fiscal year ends on the last Saturday in December. As used herein, the term "Fiscal Year" or "Fiscal" refers to a 52-week period, ending on the last Saturday in December. The results for the three and nine months ended September 29, 2018 and September 30, 2017 are each based on 13-week and 39-week periods, respectively.
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
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The Company has elected to adopt ASU 2016-02 in accordance with Accounting Standards Update No. 2018-11 (“ASU 2018-11”), Leases (Topic 842) Targeted Improvements. Under the transition method included in ASU 2018-11, the Company will initially apply ASU 2016-02 at the adoption date of December 30, 2018, which is the first day of Fiscal 2019, and will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company’s reporting for the comparative periods presented in its financial statements will continue to be in accordance with previous GAAP (Topic 840, Leases). Under this transition method, the Company will provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The Company expects ASU 2016-02 will not have a material impact on its results of operations, however, this guidance will result in a significant increase to long-term assets and liabilities on the Company's balance sheet given the Company has a significant number of leases. The Company is in the process of implementing changes to its business processes, systems and controls to support the adoption of ASU 2016-02 in Fiscal 2019.
2. Discontinued Operations
On May 7, 2018, the Company sold certain assets, including the Betancourt Nutrition® brand, and liabilities of FDC Vitamins, LLC d/b/a Nutri-Force Nutrition (“Nutri-Force”) to Arizona Nutritional Supplements, LLC (“ANS”). Proceeds from the sale, net of transaction costs, were approximately $14.8 million after working capital adjustments in the third quarter of Fiscal 2018 of approximately $0.8 million. The Company recognized a pre-tax loss on the sale of Nutri-Force of $0.2 million. In connection with the sale, the parties executed a transition services agreement for an initial term of six months whereby the Company agreed to provide services to operate the manufacturing facilities in Miami Lakes, Florida and to transition the production of products to ANS facilities. In addition, the parties executed supply agreements in which the Company has agreed to purchase a total of $53.0 million annually of its private label products and Betancourt Nutrition® brand products from ANS for a term of five years.
The results of operations of Nutri-Force for the three and nine months ended September 29, 2018 are classified as discontinued operations in the consolidated statements of operations. The consolidated balance sheet as of December 30, 2017 and the statements of operations for the three and nine months ended September 30, 2017 have been restated to reflect the discontinued operations.

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
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Major classes of line items constituting net loss on discontinued operations:
Net sales (1)	$761	$5,779	$11,187	$25,325
Cost of goods sold	2,417	6,273	9,756	34,873
Fixed assets impairment charges	—	—	7,236	1,820
Gross loss	(1,656)	(494)	(5,805)	(11,368)
Selling, general and administrative expenses	629	4,036	2,581	12,275
Intangible assets and fixed assets impairment charges	—	—	8,978	—
Discontinued operations loss	40	—	203	—
Loss before provision (benefit) for income taxes	(2,325)	(4,530)	(17,567)	(23,643)
Provision (benefit) for income taxes	1,301	(1,744)	(2,322)	(8,955)
Net loss	$(3,626)	$(2,786)	$(15,245)	$(14,688)

(1)	Revenue related to the transition services agreement during the three and nine months ended September 29, 2018 was $0.8 million and $2.4 million, respectively.

Cash Flow Disclosures for Discontinued Operations (in thousands)
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cash flows provided by (used in) operating activities	$936	$2,123	$(14,180)	$1,227
Cash flows provided by (used in) investing activities	$(882)	$(231)	$14,752	$(1,110)

Depreciation and amortization	$—	$281	$769	$840
Capital expenditures	$—	$231	$94	$1,110

3. Goodwill and Intangible Assets
The following table discloses the carrying value of all intangible assets (in thousands):

	September 29, 2018				December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net
Intangible assets
Goodwill	$243,269	$—	$243,269	$—	$243,269	$—	$243,269	$—
Tradenames – Indefinite-lived	68,405	—	59,405	9,000	68,405	—	59,405	9,000
Tradenames – Definite-lived	5,642	3,591	—	2,051	5,392	3,352	—	2,040
	$317,316	$3,591	$302,674	$11,051	$317,066	$3,352	$302,674	$11,040
The useful life of the Company’s definite-lived intangible assets is 10 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at September 29, 2018, is as follows (in thousands):

Remainder of Fiscal 2018	$81
Fiscal 2019	322
Fiscal 2020	322
Fiscal 2021	322
Fiscal 2022	322
Thereafter	682
$2,051

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 29, 2018	December 30, 2017
Accrued salaries and related expenses	$16,166	$18,094
Sales tax payable and related expenses	7,523	7,088
Deferred sales	5,736	5,710
Other accrued expenses	29,986	31,753
	$59,411	$62,645

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
During Fiscal 2018, the Company repurchased $75.3 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $57.2 million, which includes accrued interest of $0.3 million. The repurchases were funded through borrowings under the Company's Revolving Credit Facility. The gain on extinguishment of the repurchased Convertible Notes was $16.2 million.

The Convertible Notes consist of the following components (in thousands):

	September 29, 2018	December 30, 2017
Liability component:
Principal	$68,439	$143,750
Conversion feature	(17,685)	(24,800)
Liability portion of debt issuance costs	(2,758)	(3,802)
Amortization	14,232	11,267
Net carrying amount	$62,228	$126,415

Equity component:
Conversion feature	$18,908	$24,800
Equity portion of debt issuance costs	(793)	(793)
Deferred taxes	941	941
Net carrying amount	$19,056	$24,948

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
Revolving Credit Facility
As of September 29, 2018 and December 30, 2017, the Company had zero and $12.0 million of borrowings outstanding on its Revolving Credit Facility (the "Revolving Credit Facility"), respectively.
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
Subject to the terms of the Revolving Credit Facility, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain inventory as well as certain accounts receivable of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into.

The largest amount borrowed during the nine months ended September 29, 2018 and September 30, 2017 was $44.0 million and $38.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at September 29, 2018 was $85.8 million.
Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.00%, 0.125% or 0.25% or the adjusted Eurodollar rate plus 1.00%, 1.125% or 1.25%, in each case with the highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 33% of the borrowing base availability under the Revolving Credit Facility, the second highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 66% and greater than or equal to 33% of the borrowing base availability under the Revolving Credit Facility and the lowest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is greater than or equal to 66% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility during the nine months ended September 29, 2018 and September 30, 2017 was 2.92% and 2.18%, respectively. The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility is 0.25% per annum.
Interest expense, net for the three and nine months ended September 29, 2018 and September 30, 2017 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Amortization of debt discount on Convertible Notes	$594	$1,201	$2,570	$3,569
Interest on Convertible Notes	390	818	1,738	2,453
Amortization of deferred financing fees	120	220	485	678
Interest / fees on the Revolving Credit Facility and other interest	185	187	636	512
Interest expense, net	$1,289	$2,426	$5,429	$7,212
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

The following table contains net sales by fulfillment category (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales:
Sales fulfilled in stores	$240,642	$252,921	$752,933	$795,228
Direct to consumer sales	35,994	29,486	112,770	89,371
Net sales	$276,636	$282,407	$865,703	$884,599

The following table represents net sales by major product category (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Product Category
Vitamins, Minerals, Herbs and Homeopathy	$80,825	$80,800	$253,626	$249,560
Sports Nutrition	82,143	86,813	261,151	278,907
Specialty Supplements	72,019	72,489	223,427	226,291
Other	41,078	41,785	125,700	128,162
	276,065	281,887	863,904	882,920
Delivery Revenue	571	520	1,799	1,679
Total net sales	$276,636	$282,407	$865,703	$884,599

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

The opening and closing balances of the Company’s receivables and contract liabilities are as follows (in thousands):

	Receivables	Contract Liabilities

Balances as of December 30, 2017	$10,937	$7,511
Increase	1,055	899
Balances as of March 31, 2018	11,992	8,410
Increase / (Decrease)	(560)	1,013
Balances as of June 30, 2018	11,432	9,423
Decrease	(515)	(2,498)
Balances as of September 29, 2018	$10,917	$6,925

Balances as of December 31, 2016	$11,012	$6,901
Increase / (Decrease)	744	(503)
Balances as of April 1, 2017	11,756	6,398
Increase / (Decrease)	(672)	983
Balances as of July 1, 2017	11,084	7,381
Increase / (Decrease)	466	(957)
Balances as of September 30, 2017	$11,550	$6,424
The amounts of revenue recognized during the three month periods ended March 31, 2018 and April 1, 2017 that were included in the opening contract liability balances were $6.5 million and $6.0 million, respectively. The amounts of revenue recognized during the three month periods ended June 30, 2018 and July 1, 2017 that were included in the opening contract liability balances were $6.4 million and $5.6 million, respectively. The amounts of revenue recognized during the three month periods ended September 29, 2018 and September 30, 2017 that were included in the opening contract liability balances were $8.4 million and $6.5 million, respectively. This revenue consists primarily of loyalty point redemptions, the delivery of sales in transit and gift card redemptions.
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
7. Stock Based Compensation
Equity Incentive Plans – In June 2018, the Company's shareholders approved the 2018 Long-term Incentive Plan (the "2018 Plan") to provide stock based compensation to certain directors, officers, consultants and employees of the Company. The 2018 Plan replaces the two previous plans, the 2006 Stock Option Plan and the Vitamin Shoppe 2009 Equity Incentive Plan, as amended and restated effective April 6, 2012. Upon adoption of the 2018 Plan, 1,410,928 additional shares were authorized to grant under this plan. As of September 29, 2018, there were 2,932,155 shares available to grant under the 2018 Plan which includes 240,900 shares currently held by the Company as treasury stock.
During the three months ended September 29, 2018, the Company granted inducement awards to certain executives, which were granted outside of the 2018 Plan, but generally incorporate the terms and conditions of the 2018 Plan. These inducement awards consisted of 104,510 performance share units and 31,250 restricted share units.
The following table summarizes restricted shares for the 2018 Plan as of September 29, 2018 and changes during the nine month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 30, 2017	724,104	$18.65
Granted	287,439	$4.63
Vested	(147,814)	$22.75
Canceled/forfeited	(372,570)	$15.26
Unvested at September 29, 2018	491,159	$11.79
The total intrinsic value of restricted shares vested during the nine months ended September 29, 2018 and September 30, 2017 was $0.7 million and $1.4 million, respectively.

The following table summarizes stock options for the 2018 Plan as of September 29, 2018 and changes during the nine month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2017	308,888	$27.74
Granted	141,777	$4.65
Exercised	—	$—
Canceled/forfeited	(169,510)	$25.32
Outstanding at September 29, 2018	281,155	$17.56	7.32	$759
Vested or expected to vest at September 29, 2018	263,492	$18.13	7.21
Vested and exercisable at September 29, 2018	104,526	$32.01	4.49	$—
No options were exercised during the nine months ended September 29, 2018. The total intrinsic value of options exercised during the nine months ended September 30, 2017 was $0.7 million. The cash received from options exercised during the nine months ended September 30, 2017 was $1.5 million.
Stock options were not granted during the nine months ended September 30, 2017. The weighted-average grant date fair value of stock options during the nine months ended September 29, 2018 was $1.76. The fair value of each option grant was estimated on the date of grant using the Monte Carlo option-pricing model, because these awards contain a market condition based on the achievement of predetermined targets related to the share price of our common stock, with the following assumptions:

Nine Months Ended
September 29, 2018
Expected dividend yield	0.0%
Weighted average expected volatility	42.61%
Weighted average risk-free interest rate	2.54%
Expected holding period	6.02 years
The following table summarizes performance share units for the 2018 Plan, as well as inducement awards, as of September 29, 2018 and changes during the nine month period then ended:

	Number of Unvested Performance Share Units	Weighted Average Grant Date Fair Value
Unvested at December 30, 2017	288,365	$22.43
Granted	650,910	$6.00
Vested	—	$—
Canceled/forfeited	(485,870)	$11.39
Unvested at September 29, 2018	453,405	$10.67
Performance share units granted during the nine months ended September 29, 2018 shall vest on December 26, 2020 and December 25, 2021 if the performance criteria are achieved. Performance share units can vest at a range of 0% to 150% based on the achievement of pre-established performance targets.

The following table summarizes restricted share units for the 2018 Plan, as well as inducement awards, as of September 29, 2018 and changes during the nine month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 30, 2017	39,708	$11.90
Granted	160,560	$7.45
Vested	(67,843)	$9.68
Canceled/forfeited	(23,723)	$6.85
Unvested at September 29, 2018	108,702	$7.82
The total intrinsic value of restricted share units vested during the nine months ended September 29, 2018 and September 30, 2017 was $0.7 million and $0.1 million, respectively.
Compensation expense attributable to stock based compensation for the three and nine months ended September 29, 2018 was approximately $0.8 million and $1.7 million, respectively, and for the three and nine months ended September 30, 2017 was approximately $1.4 million and $4.1 million, respectively. As of September 29, 2018, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares, performance share units and restricted share units to be expensed in future periods is $5.5 million, and the related weighted-average period over which it is expected to be recognized is 1.6 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares, performance share units and restricted share units as of September 29, 2018 is approximately $0.5 million.
Treasury Stock – As part of the Company’s equity incentive plan, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the nine months ended September 29, 2018, the Company purchased 58,156 shares in settlement of employees’ tax obligations for a total of $0.3 million. The Company accounts for treasury stock using the cost method. 240,900 treasury shares are available to grant under the Company’s equity incentive plan.
8. Restructuring Costs
Closing of Distribution Center
In August 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center prior to or by the August 31, 2018 lease expiration. The transition of distribution operations to the Company's other distribution centers was substantially completed during Fiscal 2017.
Costs related to this closure, including occupancy, severance and other expenses, for the three and nine months ended September 29, 2018 were $0.2 million and $2.9 million, respectively, of which approximately zero and $1.8 million, respectively, is included in cost of goods sold and approximately $0.2 million and $1.1 million, respectively, is included in selling, general and administrative expenses in the consolidated statements of operations. Costs related to this closure, including inventory obsolescence charges, severance and other expenses, for the three and nine months ended September 30, 2017 were $2.3 million, of which approximately $2.0 million is included in cost of goods sold and approximately $0.3 million is included in selling, general and administrative expenses in the consolidated statements of operations. As of September 29, 2018, the Company had no remaining liabilities related to the closing of the North Bergen, New Jersey distribution center.
9. Advertising Costs
The costs of advertising for online marketing arrangements, direct mail, magazines and radio are expensed as incurred, or the first time the advertising takes place. Advertising expense was $5.9 million and $8.7 million for the three months ended September 29, 2018 and September 30, 2017, respectively, and $19.3 million and $21.6 million for the nine months ended September 29, 2018 and September 30, 2017, respectively.
10. Income Taxes
The Tax Cut and Jobs Act of 2017 (“U.S. Tax Reform”) was enacted on December 22, 2017, reducing the statutory federal income tax rate from 35% to 21%, effective January 1, 2018. As required, the Company determined a reasonable estimate for certain effects of U.S. Tax Reform and recorded that estimate as a provisional amount. Due to the Company’s deferred tax position being a net asset, the provisional remeasurement of the deferred tax assets and liabilities resulted in a $15.3 million discrete tax expense which lowered the effective tax rate by 5.6% in Fiscal 2017. Our federal income tax expense for periods beginning in Fiscal 2018 is based on the new tax rate. As a result of evaluating the impacts of U.S. Tax Reform, the Company updated its tax accounting methods for certain items which were finalized and included in its 2017 filed tax return. These changes were also reflected in the Company's tax provision and resulted in a tax benefit of $1.3 million for the three and nine month periods ended September 29, 2018. The Company expects no further impacts resulting from U.S. Tax Reform.
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
The components of the calculation of basic net income (loss) per common share and diluted net income (loss) per common share are as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Numerator:
Net income (loss) from continuing operations	$1,880	$(83,364)	$16,820	$(219,885)
Net loss from discontinued operations	(3,626)	(2,786)	(15,245)	(14,688)
Net income (loss)	$(1,746)	$(86,150)	$1,575	$(234,573)
Denominator:
Basic weighted average common shares outstanding	23,545,842	23,152,645	23,477,982	23,070,781
Effect of dilutive securities (a):
Stock options	—	—	20,807	—
Restricted shares	—	—	137,697	—
Performance share units	—	—	80,543	—
Restricted share units	—	—	26,827	—
Diluted weighted average common shares outstanding	23,545,842	23,152,645	23,743,856	23,070,781

Basic net income (loss) from continuing operations per common share	$0.08	$(3.60)	$0.72	$(9.53)
Diluted net income (loss) from continuing operations per common share	$0.08	$(3.60)	$0.71	$(9.53)

Basic net loss from discontinued operations per common share	$(0.15)	$(0.12)	$(0.65)	$(0.64)
Diluted net loss from discontinued operations per common share	$(0.15)	$(0.12)	$(0.64)	$(0.64)

Basic net income (loss) per common share	$(0.07)	$(3.72)	$0.07	$(10.17)
Diluted net income (loss) per common share	$(0.07)	$(3.72)	$0.07	$(10.17)

(a) For the three months ended September 29, 2018 and for the three and nine months ended September 30, 2017, due to a loss for the period, no incremental shares are included because the effect would be anti-dilutive.
Securities for the three months ended September 29, 2018 and September 30, 2017 in the amount of 43,482 shares and 829,080 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Securities for the nine months ended September 29, 2018 and September 30, 2017 in the amount of 664,916 shares and 555,427 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.

The Company has the intent and ability to settle the principal portion of its Convertible Notes in cash, and as such, has applied the treasury stock method, which has resulted in the underlying convertible shares, and related warrants, being anti-dilutive for the three and nine months ended September 29, 2018 and September 30, 2017 as the Company’s average stock price from the date of issuance of the Convertible Notes through September 29, 2018 was less than the conversion price as well as less than the strike price of the warrant transaction. Refer to Note 5., "Credit Arrangements" for additional information on the Convertible Notes.
12. Share Repurchase Programs
Beginning in August 2014, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $370 million of its shares of common stock and / or its Convertible Notes, from time to time. As of September 29, 2018, 8,064,325 shares of common stock pursuant to these programs, and 75,311 Convertible Notes, have been repurchased for a total of $327.1 million. There is approximately $42.9 million remaining in this program. On October 31, 2018, the Company's board of directors approved a two year extension of the remaining repurchase program. This repurchase program will expire on November 22, 2020.
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
No shares of the Company were repurchased under these programs during the three and nine month periods ended September 29, 2018 and September 30, 2017. During Fiscal 2018, the Company repurchased $75.3 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $57.2 million, which includes accrued interest of $0.3 million. Refer to Note 5., "Credit Arrangements" for additional information.
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

The Company's financial instruments also include its Convertible Notes (in thousands):

	September 29, 2018	December 30, 2017
Fair Value	$60,055	$91,612
Carrying Value (1)	62,228	126,415

(1) Represents the net carrying amount of the liability component of the Convertible Notes. The Company repurchased a portion of its Convertible Notes during the nine months ended September 29, 2018. Refer to Note 5., "Credit Arrangements" for additional information.
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

Discontinued Operations:

On May 7, 2018, the Company sold certain assets, including the Betancourt Nutrition® brand, and liabilities of FDC Vitamins, LLC d/b/a Nutri-Force Nutrition (“Nutri-Force”) to Arizona Nutritional Supplements, LLC (“ANS”). Proceeds from the sale, net of transaction costs, were approximately $14.8 million after working capital adjustments in the third quarter of Fiscal 2018 of approximately $0.8 million. The Company recognized a pre-tax loss on the sale of Nutri-Force of $0.2 million. In connection with the sale, the parties executed a transition services agreement for an initial term of six months whereby the Company agreed to provide services to operate the manufacturing facilities in Miami Lakes, Florida and to transition the production of products to ANS facilities. In addition, the parties executed supply agreements in which the Company has agreed to purchase a total of $53.0 million annually of its private label products and Betancourt Nutrition® brand products from ANS for a term of five years.
During the three and nine months ended September 29, 2018, the Company incurred approximately $2.3 million and $4.0 million, respectively, of costs which primarily consisted of anticipated operating losses during the term of the transition services agreement and severance costs. Additional costs during Fiscal 2018 are expected to be approximately $1.0 million to $3.0 million which primarily consists of lease termination charges.

Convertible Notes Repurchases:
During Fiscal 2018, the Company repurchased $75.3 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $57.2 million, which includes accrued interest. The gain on extinguishment of the repurchased Convertible Notes was $16.2 million.
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
Closing of distribution center:
In August 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center prior to or by the August 31, 2018 lease expiration. Distribution operations have been transitioned to the Company's other distribution centers. Costs related to this closure, such as severance, inventory related costs and other charges were $3.1 million in Fiscal 2017 and occupancy, severance and other expenses for the three and nine months ended September 29, 2018 were $0.2 million and $2.9 million, respectively. No additional costs are expected to be incurred during Fiscal 2018.
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
As of September 29, 2018 we operate 780 stores located in 45 states, the District of Columbia and Puerto Rico. We have significantly slowed new store growth while we continue to evaluate our store network strategy.
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
Key Performance Indicators and Statistics
We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$276,636	$282,407	$865,703	$884,599
Decrease in total comparable net sales (1)	(1.9)%	(6.6)%	(2.2)%	(7.1)%
Decrease in comparable store net sales	(4.7)%	(7.0)%	(5.5)%	(6.8)%
Increase (Decrease) in digital comparable net sales (2)	22.1%	(2.7)%	26.2%	(9.3)%
Gross profit as a percent of net sales	31.3%	30.7%	31.7%	32.0%
Income (loss) from operations	$3,226	$(103,805)	$12,224	$(237,337)

(1)	Total comparable net sales are comprised of comparable fulfilled in retail store sales and direct to consumer sales.

(2)	Digital comparable net sales includes sales from VS.com, third party marketplaces and auto delivery sales.

The following table shows the changes in our network of stores during the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Store Data:
Stores open at beginning of period	782	783	785	775
Stores opened	1	3	2	12
Stores closed	(3)	(2)	(7)	(3)
Stores open at end of period	780	784	780	784
Total retail square footage at end of period (in thousands)	2,718	2,733	2,718	2,733
Average store square footage at end of period	3,485	3,486	3,485	3,486

Three Months Ended September 29, 2018 Compared to Three Months Ended September 30, 2017
The information presented below is for the three months ended September 29, 2018 and September 30, 2017 and was derived from our consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.
The following tables summarize our results of operations for the three months ended September 29, 2018 and September 30, 2017 (in thousands):

	Three Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Net sales	$276,636	$282,407	$(5,771)	(2.0)%
Cost of goods sold	189,945	195,789	(5,844)	(3.0)%
Cost of goods sold as % of net sales	68.7%	69.3%
Gross profit	86,691	86,618	73	0.1%
Gross profit as % of net sales	31.3%	30.7%
Selling, general and administrative expenses	82,747	84,423	(1,676)	(2.0)%
SG&A expenses as % of net sales	29.9%	29.9%
Goodwill, tradename and store fixed-assets impairment charges	718	106,000	(105,282)	(99.3)%
Goodwill, tradename and store fixed-assets impairment charges as % of net sales	0.3%	37.5%
Income (loss) from operations	3,226	(103,805)	107,031	(103.1)%
Income (loss) from operations as % of net sales	1.2%	(36.8)%
Interest expense, net	1,289	2,426	(1,137)	(46.9)%
Income (loss) before provision (benefit) for income taxes	1,937	(106,231)	108,168	(101.8)%
Provision (benefit) for income taxes	57	(22,867)	22,924	(100.2)%
Net income (loss) from continuing operations	1,880	(83,364)	85,244	(102.3)%
Net loss from discontinued operations	(3,626)	(2,786)	(840)	30.2%
Net loss	$(1,746)	$(86,150)	$84,404	(98.0)%

Net Sales
Net sales decreased 2.0% as a result of a decrease in our total comparable net sales of $5.4 million, or 1.9%. Non-comparable net sales decreased $0.4 million.
Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution and occupancy costs. As a percentage of net sales, cost of goods sold decreased by 0.6%. This decrease was driven by product margin improvement of 2.0%, and impairment of inventory during the three months ended September 30, 2017 of 0.7% related to the closing of the North Bergen, New Jersey distribution center. This was partially offset by supply chain deleverage of 1.8% and occupancy deleverage of 0.3%.
Selling, General and Administrative Expenses

	Three Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$34,693	$34,524	$169	0.5%
Store Payroll & benefits as % of net sales	12.5%	12.2%
Advertising and Promotion (b)	5,934	8,676	(2,742)	(31.6)%
Advertising & promotion as % of net sales	2.1%	3.1%
Other SG&A (c)	42,120	41,223	897	2.2%
Other SG&A as % of net sales	15.2%	14.6%
Total SG&A Expenses	$82,747	$84,423	$(1,676)	(2.0)%

(a)	Store payroll and benefits were relatively flat as higher wage rates and store incentives were substantially offset by lower health insurance costs.

(b)	Advertising and promotion expenses decreased as a result of more targeted promotional programs and expense timing.

(c)	Other selling, general and administrative expenses increased primarily due to an increase in depreciation and amortization expense of $0.9 million.

Goodwill, Tradename and Store Fixed-Assets Impairment Charges
The third quarter of Fiscal 2018 includes store fixed-assets impairment charges of $0.7 million. The third quarter of Fiscal 2017 includes a tradename impairment charge of $59.4 million, a goodwill impairment charge of $46.3 million and store fixed-assets impairment charges of $0.3 million.
Interest Expense, Net
Interest expense, net decreased $1.1 million primarily due to the repurchases of a portion of the Company's Convertible Notes during Fiscal 2018.
Provision (benefit) for Income Taxes
The effective provision (benefit) tax rate for continuing operations for the three months ended September 29, 2018 was 2.9%, compared to (21.5)% for the three months ended September 30, 2017. The change in the effective tax rate is primarily due to the lower federal tax rate and the related one-time tax benefit of $1.3 million resulting from the adoption of the Tax Cut and Jobs Act of 2017, and the non-deductible portion of the goodwill impairment charge during the three months ended September 30, 2017.

Nine Months Ended September 29, 2018 Compared to Nine Months Ended September 30, 2017
The information presented below is for the nine months ended September 29, 2018 and September 30, 2017 and was derived from our consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.

The following tables summarize our results of operations for the nine months ended September 29, 2018 and September 30, 2017 (in thousands):

	Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Net sales	$865,703	$884,599	$(18,896)	(2.1)%
Cost of goods sold	591,665	601,678	(10,013)	(1.7)%
Cost of goods sold as % of net sales	68.3%	68.0%
Gross profit	274,038	282,921	(8,883)	(3.1)%
Gross profit as % of net sales	31.7%	32.0%
Selling, general and administrative expenses	260,263	246,168	14,095	5.7%
SG&A expenses as % of net sales	30.1%	27.8%
Goodwill, tradename and store fixed-assets impairment charges	1,551	274,090	(272,539)	(99.4)%
Goodwill, tradename and store fixed-assets impairment charges as % of net sales	0.2%	31.0%
Income (loss) from operations	12,224	(237,337)	249,561	(105.2)%
Income (loss) from operations as % of net sales	1.4%	(26.8)%
Gain on extinguishment of debt	16,229	—	16,229	nm
Interest expense, net	5,429	7,212	(1,783)	(24.7)%
Income (loss) before provision (benefit) for income taxes	23,024	(244,549)	267,573	(109.4)%
Provision (benefit) for income taxes	6,204	(24,664)	30,868	(125.2)%
Net income (loss) from continuing operations	16,820	(219,885)	236,705	(107.6)%
Net loss from discontinued operations	(15,245)	(14,688)	(557)	3.8%
Net income (loss)	$1,575	$(234,573)	$236,148	(100.7)%
Net Sales
Net sales decreased 2.1% as a result of a decrease in our total comparable net sales of $19.6 million, or 2.2% offset by an increase in our total non-comparable net sales of $0.7 million.
Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution and occupancy costs. As a percentage of net sales, cost of goods sold increased by 0.3%. This includes supply chain deleverage of 1.4%, a charge for the elimination of unproductive inventory of 0.4% and occupancy deleverage of 0.2%. This was partially offset by total product margin improvement of 1.7%.
Selling, General and Administrative Expenses

	Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$106,685	$102,333	$4,352	4.3%
Store Payroll & benefits as % of net sales	12.3%	11.6%
Advertising and Promotion (b)	19,307	21,588	(2,281)	(10.6)%
Advertising & promotion as % of net sales	2.2%	2.4%
Other SG&A (c)	134,271	122,247	12,024	9.8%
Other SG&A as % of net sales	15.5%	13.8%
Total SG&A Expenses	$260,263	$246,168	$14,095	5.7%

(a)	Store payroll and benefits increased primarily due to higher wage rates and higher store incentives.

(b)	Advertising and promotion expenses decreased as a result of more targeted promotional programs and expense timing.

(c)
Other selling, general and administrative expenses increased primarily due to increases in overhead expenses totaling $6.4 million which includes increases in information technology and digital commerce costs, and incentive compensation costs. In addition, depreciation and amortization expenses increased by $1.8 million. The increase also includes one-time charges of $2.2 million for management realignment expenses, $0.9 million of net costs related to the closing of the North Bergen, New Jersey distribution center and $0.7 million of professional services fees related to shareholder settlement.

Goodwill, Tradename and Store Fixed-Assets Impairment Charges
The nine months ended September 29, 2018 includes store fixed-assets impairment charges of $1.6 million. The nine months ended September 30, 2017 includes goodwill impairment charges of $210.6 million, a tradename impairment charge of $59.4 million, and store fixed-assets impairment charges of $4.1 million.
Gain on Extinguishment of Debt
During the nine months ended September 29, 2018 the Company recognized $16.2 million of gains on the repurchases of a portion of its Convertible Notes.
Interest Expense, Net
Interest expense, net decreased $1.8 million primarily due to the repurchases of a portion of the Company's Convertible Notes during Fiscal 2018.
Provision (benefit) for Income Taxes
The effective provision (benefit) tax rate for continuing operations for the nine months ended September 29, 2018 was 26.9%, compared to (10.1)% for the nine months ended September 30, 2017. The change in the effective tax rate is primarily due to the lower federal tax rate and the related one-time tax benefit of $1.3 million resulting from the adoption of the Tax Cut and Jobs Act of 2017, and the non-deductible portion of the goodwill impairment charges during the nine months ended September 30, 2017.

Key Indicators of Liquidity and Capital Resources
The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	September 29, 2018	December 30, 2017
Balance Sheet Data:
Cash and cash equivalents	$1,792	$1,947
Working capital (a)	127,548	155,229
Total assets	398,222	491,433
Total debt (b)	63,784	140,327
(a) Working capital is total current assets minus total current liabilities.
(b) Total debt includes the outstanding balance on the Company's Revolving Credit Facility, the net balance of its Convertible Notes and its capital lease obligations.

	Nine Months Ended
	September 29, 2018	September 30, 2017
Other Information:
Depreciation and amortization of fixed and intangible assets	$32,002	$23,548
Cash Flows Provided By (Used In):
Operating activities	$77,599	$42,973
Investing activities	(10,058)	(43,627)
Financing activities	(67,697)	(306)
Effect of exchange rate changes on cash and cash equivalents	1	31
Net decrease in cash and cash equivalents	$(155)	$(929)
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
During Fiscal 2018, we plan to spend approximately $30 million in capital expenditures, including costs for information technology, investments in our digital commerce platforms and the build-out of corporate offices. Of the total capital expenditures projected for Fiscal 2018, we have invested $24.7 million during the nine months ended September 29, 2018. During Fiscal 2018, we have opened two stores and closed seven stores as of September 29, 2018. During the remainder of Fiscal 2018, no additional stores are planned to be opened and we expect to close seven stores.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.
We were in compliance with all financial covenants relating to our Revolving Credit Facility and Convertible Notes as of September 29, 2018. We expect to be in compliance with these same covenants during the remainder of Fiscal 2018 as well.
Cash Provided by Operating Activities
Net cash provided by operating activities was $77.6 million for the nine months ended September 29, 2018 as compared to $43.0 million for the nine months ended September 30, 2017. The $34.6 million increase in cash flows from operating activities is primarily due to the change in net income before impairment charges and the gain on extinguishment of debt, and changes in deferred taxes and inventory.
Cash Used in Investing Activities
Net cash used in investing activities was $10.1 million during the nine months ended September 29, 2018 as compared to $43.6 million during the nine months ended September 30, 2017. The $33.6 million decrease in cash flows from investing activities is primarily due to the net proceeds from the sale of Nutri-Force of $14.8 million and a decrease in capital expenditures of $18.7 million.
Cash Used in Financing Activities
Net cash used in financing activities was $67.7 million for the nine months ended September 29, 2018, as compared to $0.3 million for the nine months ended September 30, 2017. The $67.4 million increase in cash used in financing activities is primarily due to the Company's repurchases of Convertible Notes for $57.2 million and repayments of borrowings on the Revolving Credit Facility during the nine months ended September 29, 2018.

Revolving Credit Facility
The terms of our Revolving Credit Facility extend through May 9, 2022, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 5., “Credit Arrangements” in the Notes to Consolidated Financial Statements (unaudited). As of September 29, 2018, the Company had no borrowings outstanding on its Revolving Credit Facility. The largest amount borrowed during the nine months ended September 29, 2018 and September 30, 2017 was $44.0 million and $38.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at September 29, 2018 was $85.8 million.
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
Contractual Obligations and Commercial Commitments
Except for the purchase commitments associated with the sale of Nutri-Force and the repurchases of a portion of our Convertible Notes, as of September 29, 2018, there have been no material changes with respect to our contractual obligations since December 30, 2017. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2017 Form 10-K.
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
Effects of Inflation
We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the nine months ended September 29, 2018, cost deflation was less than 1%. During Fiscal 2018, we anticipate market driven cost inflation to be in the range of 0% to 2%. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A of Part II of our Fiscal 2017 Form 10-K. As of September 29, 2018, our exposure to market risk has not changed materially since December 30, 2017.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 29, 2018, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 29, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 29, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of shares of common stock during the quarter ended September 29, 2018:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2018 through July 28, 2018	—	$—	—	$42,908
July 29, 2018 through August 25, 2018	2,559	$11.09	—	$42,908
August 26, 2018 through September 29, 2018	158	$12.70	—	$42,908
Totals	2,717		—

(1)	Shares withheld to cover required tax payments on behalf of employees as their restricted shares vest.

(2)
On August 5, 2014, May 6, 2015 and November 23, 2015, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time over three year periods ending on August 4, 2017, May 5, 2018 and November 22, 2018, respectively. On May 5, 2017, the Company's board of directors authorized the repurchase of up to an additional $70.0 million of equity and equity-linked securities. On October 31, 2018, the Company's board of directors approved a two year extension of the remaining repurchase program. This repurchase program will expire on November 22, 2020.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
Exhibit
No.                        Description

3.1	Amended and Restated Certificate of Incorporation of Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K filed on June 10, 2016 (File No. 001-34507))

3.2	Fourth Amended and Restated By-laws of Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 3.2 in our Annual Report on Form 10-K filed on February 23, 2016 (File No. 001-34507))

10.1	Restricted Stock Unit Award Agreement for David Mock* (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on August 1, 2018 (File No. 001-34507))

10.2	Performance Share Unit Award Agreement for David Mock* (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on August 1, 2018 (File No. 001-34507))

10.3
Offer Letter Agreement, dated as of January 12, 2018, by and between David Mock and Vitamin Shoppe, Inc.* (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on August 1, 2018 (File No. 001-34507))

10.4
Employment and Non-Competition Agreement dated as of July 17, 2018, by and between Sharon Leite, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc.* (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on July 23, 2018 (File No. 001-34507))

10.5
Relocation and Repayment Agreement, dated as of July 17, 2018, by and between Sharon Leite, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc.* (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on July 23, 2018 (File No. 001-34507))

10.6	Performance Stock Unit Award Agreement for Sharon Leite* (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on July 23, 2018 (File No. 001-34507))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 29, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

* Management contract or compensation plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2018.

VITAMIN SHOPPE, INC.

By:	/s/ Bill Wafford
Bill Wafford
EVP and Chief Financial Officer