Form 10-K
period 2018-12-29
Vitamin Shoppe, Inc.
filed 2019-02-26
CIK 1360530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $135,567,979 as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange.
As of January 26, 2019, Vitamin Shoppe, Inc. had 24,006,430 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed for the 2019 Annual Meeting of the Stockholders.

EX 3.2
EX 10.44
EX 10.45
EX 10.49
EX 10.71
EX 10.72
EX 10.73
EX 10.74
EX 10.75
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

PART I
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “VSI”, the “Company”, “we”, “us” and “our” collectively refer to Vitamin Shoppe, Inc., its wholly owned subsidiary, Vitamin Shoppe Industries Inc. (“VS Industries”) and the wholly owned subsidiaries of VS Industries. References to “Fiscal” or “Fiscal Year” mean the fifty-two weeks ended December 29, 2018, the fifty-two weeks ended December 30, 2017 and the fifty-three weeks ended December 31, 2016 for Fiscal Year 2018, Fiscal Year 2017 and Fiscal Year 2016, respectively, and references to “Fiscal” and “Fiscal Year” for other years are similarly based on a fifty-two week or fifty-three week fiscal year, as applicable.
Item 1.        Business
Overview of our Company
We are an omni-channel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market approximately 700 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare® and Next Step®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement ("VMS") retailers and continue to refine our assortment with approximately 6,800 stock keeping units ("SKUs") offered in our typical store and approximately 7,200 additional SKUs available through e-commerce. Our broad product offering enables us to provide our customers with a depth of selection of products that may not be readily available at other specialty retailers or mass merchants, such as discount stores, supermarkets, drug stores and wholesale clubs. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.
We continue to focus on improving the customer experience through the roll-out of initiatives including increasing customer engagement and personalization, redesigning the omni-channel experience (including in stores as well as through the internet and mobile devices), growing our private brands and improving the effectiveness of pricing and promotions. As part of this strategy, we have developed several initiatives, including an emphasis on the development and deployment of our customer facing digital platforms to enhance the customer's omni-channel experience.
Discontinued Operations:

On May 7, 2018, the Company sold certain assets, including the Betancourt Nutrition® brand, and liabilities of FDC Vitamins, LLC d/b/a Nutri-Force Nutrition (“Nutri-Force”) to Arizona Nutritional Supplements, LLC (“ANS”). Proceeds from the sale, net of transaction costs, were approximately $14.8 million. The Company recognized a pre-tax loss on the sale of Nutri-Force of $0.2 million. In addition, the parties executed supply agreements in which the Company has agreed to purchase a total of $53.0 million annually of its private label products and Betancourt Nutrition® brand products from ANS for a term of five years.
During Fiscal 2018, Nutri-Force incurred approximately $7.1 million of related costs which primarily consisted of lease termination charges, operating losses during the six-month term of the transition services agreement executed by the parties and severance costs.
Convertible Notes Repurchases:
During Fiscal 2018, the Company repurchased $83.3 million in aggregate principal amount of its 2.25% Convertible Senior Notes due 2020 (the "Convertible Notes") for an aggregate purchase price of $63.9 million, which includes accrued interest. The gain on extinguishment of the repurchased Convertible Notes was $16.9 million.
Closing of Distribution Center:
In August 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center, which it closed on August 31, 2018, upon lease expiration. Distribution operations were transitioned to the Company's other distribution centers. Costs related to this closure, such as severance, inventory related costs and other charges were $3.1 million in Fiscal 2017 and occupancy, severance and other expenses were $2.7 million in Fiscal 2018.

Segment Information
As a result of the discontinued operations during Fiscal 2018, the Company currently operates through one business segment, retail, which includes Vitamin Shoppe and Super Supplements retail store formats and our e-commerce formats. Through our retail store formats, we believe we differentiate ourselves in the VMS industry. What makes us unique is our broad selection of VMS products and our stores are staffed with trained and knowledgeable employees, who we refer to as Health Enthusiasts®, and who are able to inform our customers about product features and assist in product selection. We also sell our products directly to consumers through the internet and mobile devices, primarily at www.vitaminshoppe.com and via the Vitamin Shoppe mobile app. Our e-commerce sites complement our in-store experience by extending our retail product offerings with approximately 7,200 additional SKUs that are not available in our stores and enable us to access customers outside our retail markets and those who prefer to shop online.
Industry
The VMS industry is large, estimated to be approximately $46 billion in 2018 according to the Nutrition Business Journal (“NBJ”). We believe the industry is fragmented, and continued growth is expected as health and wellness trends continue. According to the NBJ, the VMS industry is expected to register a CAGR of 5.9% from 2018 to 2021. Sports supplements and meal replacement categories are projected to post the highest CAGRs at 7.2% and 6.7%, respectively.
Increased focus on healthy diet and nutrition, along with growing fitness and wellness program participation, serves as a positive trend for the nutritional supplements industry. Retailers of VMS products primarily include specialty retailers and mass merchants, such as discount stores, supermarkets, drug stores and wholesale clubs. The specialty retailers typically cater to the more sophisticated VMS customer by focusing on selection and customer service, while the mass merchants generally offer a limited assortment comprised of more mainstream products with less customer service. NBJ anticipates that the specialty retail channel will grow at an average rate of 3.9% through 2021. Additionally, NBJ forecasts the internet channel to grow at an average rate of 15.4% from 2018 to 2021.
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
Product Selection, Including a Strong Assortment of Private Brands. We believe we have a broad merchandise assortment and are consistently working to add new and exciting products. We are working closely with our vendor partners to introduce innovative and unique products to further differentiate us from the competition. We complement our assortment with our private brands merchandise which accounted for approximately 22% of our net sales in Fiscal 2018.
Attractive Customer Base. We have a large base of customers who proactively manage their health and wellness through the use of vitamins and supplements. In Fiscal 2018, 88% of our net sales were attributable to our Healthy Awards customers. Our no-fee Healthy Awards Program promotes brand loyalty among our customers and allows our customers to earn points redeemable for future purchases, approximately 56% of which were redeemed in Fiscal 2018. We also utilize our Healthy Awards Program database to track customer purchasing patterns, analyze market and industry trends and create targeted merchandising and marketing strategies. Our loyalty program is a vehicle to enhance our customer relationships management approach via personalized emails, content and offers. During Fiscal 2018, we tested potential changes to our loyalty program, such as extending the redemption period on loyalty points, in order to improve the effectiveness of the program. Enhancements to the loyalty program will be rolled out in Fiscal 2019.
Highly Refined Real Estate Locations. We locate our stores primarily in attractive stand-alone locations or highly visible positions in retail centers. We believe that the location and visibility of our real estate is an important component of our customer acquisition strategies. In addition, we continue to evaluate our store network and expect to close store locations as necessary in order to drive profitability.

Experienced Management Team. We have assembled a management team across a broad range of disciplines with extensive experience in building leading national specialty retailers.
Business Strategy
Our objective is to help our customers live their best lives though our industry leading assortment of health, wellness and fitness products accessible in our nationwide network of stores, vitaminshoppe.com and our mobile application, all supported by our knowledgeable Health Enthusiasts.
Delivering profitable growth will be supported by our initiatives to:

•	Revitalize our Brand with the goal of helping our customers live their best lives through a specialty retail lens.

•	Drive and build the business:

◦	Relentless focus and understanding of our customer

◦	Deliver an integrated customer experience across all touchpoints

◦	Improve in-store and on-line experience and integration

◦	Increase our private brand portfolio of products and sales penetration

◦	Develop a world class product innovation pipeline

◦	Develop personalized digital solutions to aid customers on their wellness journey

◦	Re-launch of our Healthy Awards program, increase customer acquisition and improve retention

◦	Expand the sale of The Vitamin Shoppe products beyond our existing channels and develop strategic partnerships

◦	Opening of new stores and concepts in a new design to expand our presence in strategic markets

◦	More frequent and comprehensive product education for our Health Enthusiasts

•	Improve operational efficiencies in the areas of:

◦	Pricing and promotional effectiveness

◦	Agile category management

◦	Supply chain efficiency

◦	Improve overall execution

•	Reduce enterprise cost by:

◦	Closing unproductive stores

◦	Reducing inefficient spend across all areas of the business

◦	Deploying a rigorous approach to capital deployment
Store Counts and Locations
We plan to open approximately ten new stores in Fiscal 2019. As we continue to evaluate the Company's store network, we are considering taking actions to close approximately 60 to 80 stores over the next three years to address the shift in sales to digital and improve our overall operational results. The following table shows the change in our network of stores for the Fiscal Years 2014 through 2018:

	Fiscal Year
	2018	2017	2016	2015	2014
Store Data:
Stores open at beginning of year	785	775	758	717	659
Stores opened	2	15	26	50	61
Stores closed	(13)	(5)	(9)	(9)	(3)
Stores open at end of year	774	785	775	758	717

The following table reflects our store count by state, as well as the District of Columbia and Puerto Rico as of December 29, 2018:

	Stores Open as of December 29, 2018		Stores Open as of December 29, 2018
Alabama	6	Nebraska	2
Arizona	12	Nevada	8
Arkansas	2	New Hampshire	6
California	88	New Jersey	34
Colorado	8	New Mexico	3
Connecticut	11	New York	70
Delaware	3	North Carolina	27
District of Columbia	1	Ohio	25
Florida	80	Oklahoma	3
Georgia	25	Oregon	8
Hawaii	7	Pennsylvania	31
Idaho	3	Rhode Island	2
Illinois	39	South Carolina	17
Indiana	13	South Dakota	1
Iowa	3	Tennessee	13
Kansas	3	Texas	54
Kentucky	5	Utah	3
Louisiana	8	Vermont	1
Maine	2	Virginia	25
Maryland	22	Washington	33
Massachusetts	21	Wisconsin	5
Michigan	19
Minnesota	10
Missouri	8
Mississippi	1	Puerto Rico	3
		Total	774

As of December 29, 2018, we leased the property for all of our 774 stores. Our typical lease terms are ten years, with one or two five-year renewal options. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for our stores, 48 expire in Fiscal 2019, 93 expire in Fiscal 2020, 98 expire in Fiscal 2021, 116 expire in Fiscal 2022, 130 expire in Fiscal 2023 and the balance expire in Fiscal 2024 or thereafter. For the majority of our leases, renewal options remain available.
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
We offer a comprehensive selection of vitamins, minerals, herbs, homeopathic remedies, specialty supplements such as fish oil, probiotics, glucosamine and Co Q10, sports nutrition, weight management, aromatherapy, as well as natural bath and beauty products. Our offering includes approximately 14,000 SKUs from approximately 700 brands, including our own brands such as The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare® and Next Step® brands which include products such as Ultimate Man, Ultimate Woman, Ultimate 10 Probiotic, Whey Tech and Whey Tech Pro 24 Proteins. We also offer a comprehensive assortment from leading national brands such as Optimum Nutrition®, Cellucor®, Garden of Life®, Quest Nutrition®, Solaray®, Solgar®, Megafood® and Nature’s Way®. This extensive assortment is designed to provide our customers with a unique selection of available products to help them achieve their health and wellness goals. Sales of our branded products accounted for approximately 22% of our net sales in Fiscal 2018.

Key Product Categories
Below is a comparison of our net merchandise sales by major product category and the respective percentage of our total net merchandise sales for the periods shown (dollars in thousands).

	Fiscal 2018		Fiscal 2017		Fiscal 2016 (a)
Product Category	Dollars	%	Dollars	%	Dollars	%
Vitamins, Minerals, Herbs and Homeopathy	$331,017	29.8%	$328,986	28.7%	$339,597	27.5%
Sports Nutrition	328,826	29.6%	353,578	30.9%	408,288	33.0%
Specialty Supplements	288,939	26.0%	294,546	25.7%	308,945	25.0%
Other	163,043	14.7%	167,251	14.6%	180,271	14.6%
Total	1,111,825	100.0%	1,144,361	100.0%	1,237,101	100.0%
Delivery Revenue	2,335		2,138		2,125
	$1,114,160		$1,146,499		$1,239,226

Percentages may not sum due to rounding.

(a)	Fiscal 2016 includes a 53rd week.

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
With approximately 5,000 SKUs in this product category, a wide range of potency levels and multiple delivery systems, our customers have many choices to fit their individual needs.
Sports Nutrition
Our sports nutrition consumers are looking for products to help maintain or supplement a healthy lifestyle. These products are used in conjunction with cardiovascular conditioning, weight training and sports activities. Major categories in sports nutrition include protein and weight gain powders, meal replacements, weight management, and pre and post-workout supplements to either support energy production or enhance recovery after exercise. Our sports nutrition products are offered in many convenient forms, such as powders, tablets, capsules, soft gels and liquids. Our sports nutrition consumers include the sports enthusiast, weekend warrior, endurance athlete, marathoner, serious bodybuilder, as well as those seeking to maintain a healthy fitness level. We offer approximately 1,800 SKUs in sports nutrition.
Specialty Supplements
Specialty supplements help supply higher levels of nutrients than diet alone can provide, help individuals stay healthy, and support specific conditions and life stages such as childhood, pregnancy, menopause and aging. Categories of specialty supplements include omega fatty acids, probiotics and condition specific formulas. Certain specialty supplements, such as organic greens, psyllium fiber and soy proteins, provide added support during various life stages. Folic acid is specifically useful during pregnancy. Super antioxidants, such as coenzyme Q-10, grapeseed extract and pycnogenol, address specific conditions. High ORAC (oxygen radical absorptive capacity) fruit concentrates such as gogi, mangosteen, pomegranate and blueberry help prevent oxygen radical damage. Other specialty supplement formulas are targeted to support specific organs, biosystems and body functions. We offer approximately 3,200 SKUs of specialty supplements.

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
Access to New Products
One of the many components of customer satisfaction is the introduction of new products. We identify customer and market trends by listening to our customers, Health Enthusiasts, vendors, contract manufacturers and market influencers. We maintain active partnerships with our vendors to stay on top of their product offerings and to bring new products to our customers quickly. In addition, we have a knowledgeable team in-house who focuses on bringing new Vitamin Shoppe branded products to our offering. Each year we launch many new products under our own brands, including the launch in Fiscal 2018 of approximately 100 new products. These include new product expansions into our plnt® brand line with trending products such as Apple Cider Vinegar, Turmeric and Black Seed Oil.
Suppliers and Inventory
The Company had two suppliers from whom we purchased at least 5% of our merchandise during Fiscal 2018, two suppliers from whom we purchased at least 5% of our merchandise during Fiscal 2017 and one supplier from whom we purchased at least 5% of our merchandise during Fiscal 2016. We purchased approximately 15% of our total merchandise from these suppliers during Fiscal 2018, approximately 15% during Fiscal 2017 and 11% during Fiscal 2016.
We consider numerous factors in supplier selection, including, but not limited to, quality, price, credit terms, and product offerings. As is customary in our industry, we generally do not have long-term contracts with any supplier and most suppliers may discontinue selling to us at any time.
We strive to maintain sufficient inventory to enable us to provide a high level of service to our customers. Inventory and accounts payable levels, payment terms and return policies are in accordance with standard business procedures. We maintain a distribution network which we use in conjunction with a just-in-time inventory ordering system that we use to replenish our stores based upon customer demand of a given product or products.
Warehouse and Distribution
We operate our supply chain from two Company operated distribution center facilities. The Company operates distribution centers in Ashland, Virginia and Avondale, Arizona.
Regulatory and Quality Control
The Food and Drug Administration (“FDA”) is the regulatory authority charged with overseeing the products we offer and the Federal Trade Commission (“FTC”) regulates the advertising of those products.
Our Scientific and Regulatory Affairs (“S&RA”) and Legal departments review all aspects of our Company’s FDA and FTC regulatory processes, ensuring compliance with regulations. We have established processes to review the underlying safety and efficacy of our branded products, including The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare® and Next Step®. These processes include review of the ingredients’ safety information, product formulation, product form, product labeling, the efficacy and claim support for the product and any marketing materials. All consumer communications that deal with product and health issues must be approved by S&RA prior to being disseminated to the public.
We have standard procedures whereby all potential Vitamin Shoppe contract manufacturers are reviewed and approved before they can supply any of our branded products. In addition, all potential new products are evaluated and approved prior to being accepted into our branded product lines.

Our relationships with manufacturers require that all of our branded products not be adulterated or misbranded under any provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the regulations promulgated thereunder. This includes, but is not limited to, compliance with applicable Current Good Manufacturing Practices (“cGMP”). This means that ingredients in our products must be tested for identity, purity, quality, strength, and composition before being incorporated into our branded products. All of these products require a certificate of analysis.
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
Healthy Awards Program
Our Healthy Awards Program encourages our customers to make repeat purchases and enables us to enhance customer loyalty. The program is free of charge to join, and members earn one point for every dollar they spend, and points are accumulated toward a credit certificate which can be applied to a future purchase. Credit certificates are issued on a quarterly basis and must be redeemed within the subsequent calendar quarter or they expire. During Fiscal 2018, the Company tested potential changes to its loyalty program, such as extending the redemption period on loyalty points, in order to improve the effectiveness of the program. Enhancements to the loyalty program will be rolled out in Fiscal 2019. The number of active members was approximately six million as of December 29, 2018 and as of December 30, 2017. An active member is a customer that has purchased an item within the last twelve months.
We utilize our Healthy Awards Program database to track customer purchasing patterns, analyze market and industry trends and create targeted merchandising and marketing strategies.
Marketing
We believe our innovative retail experiences and high-quality, high visibility real estate locations are our primary marketing tools. We also conduct targeted, personalized digital and direct marketing efforts to engage members of our Healthy Awards Loyalty Program. We attract new customers and target health enthusiasts through our content marketing initiatives and digital marketing activations. We continue to explore emerging tools and technology to keep up with the changing behavior of the wellness community.
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
Insurance and Risk Management
We purchase insurance to partially offset standard risks in our industry, including policies to cover products liability, cyber liability, travel liability, auto liability and other casualty and property risks. We are self-insured and utilize high deductible programs for certain losses related to our employee medical benefits, workers’ compensation and general liability, although we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Our insurance rates are based on our safety record, claims experience and trends in the insurance industry.
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
Tradenames and Other Intellectual Property
We believe trademark protection is particularly important to the maintenance of the recognized proprietary brand names under which we market our products. We own trademarks or trade names that we use in conjunction with the sale of our products, including The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare® and Next Step® brand names. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods including trademark and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. The carrying value of our trademarks and brands was $11.1 million at December 29, 2018 and $11.0 million at December 30, 2017.
Sales from International Sources
For each of the last three years, less than 1.0% of our sales have been derived from international sources.
Employees
As of December 29, 2018, we had a total of 3,503 full-time and 1,633 part-time employees, of whom 4,211 were employed in our retail stores and 925 were employed in corporate, distribution and e-commerce support functions. None of our employees belong to a union or are a party to any collective bargaining or similar agreement except for certain employees at one of our Seattle based stores, who are members of the United Food & Commercial Workers Local No. 367. We consider our relationships with our employees to be good.
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
Government Regulation
The formulation, manufacturing, processing, labeling, packaging, advertising and distribution of our products are subject to regulation by various federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the U.S. Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”). These activities are also regulated by various agencies of the states and localities in which our products are sold. The FDA, under the FDCA regulates the processing, formulation, safety, manufacture, packaging, labeling and distribution of dietary supplements (including vitamins, minerals, and herbs) and cosmetics. The FTC regulates the advertising of these products.
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
In June 2007, the FDA published current Good Manufacturing Practice (“cGMP”) regulations that govern the manufacturing, packing and holding of dietary ingredients and dietary supplements. cGMP regulations require dietary supplements to be prepared, packaged and held in compliance with strict rules, and require quality control provisions similar to those in the cGMP regulations for drugs. The FDA could inspect one of our contract manufacturers' facilities and determine that the facility was not in compliance with these regulations, and cause affected products made or held in the facility to be subject to FDA enforcement actions. We believe our distribution facilities and practices comply with these rules. In addition, as is common practice in the industry, we rely on our third-party contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory requirements and seek representations and warranties in our agreements with these contract manufacturers confirming such compliance.
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
The U.S. nutritional supplements retail industry is a large and highly fragmented industry with few barriers to entry. We compete primarily against other specialty retailers, supermarkets, drug stores, club chains, mass merchants, multi-level marketing organizations, mail-order and direct to consumer companies, and e-commerce companies. This market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. As certain products become more mainstream, with broader distribution, we experience increased competition for those products. For example, as the trend in favor of low carb products developed, we experienced increased competition for our low carb products from supermarkets, drug stores, club chains, mass merchants and other food companies. Increased competition from companies that distribute through retail, e-commerce or wholesale channels could have a material adverse effect on our financial condition and results of operations. Certain of our competitors may have significantly greater financial, technical and marketing resources than we do, and may be able to adapt to changes in consumer preferences more quickly, devote greater resources to the marketing and sale of their products, or generate greater brand recognition. In addition, our competitors may be more effective and efficient in introducing new products. Furthermore, if we fail to increase the utilization of our supply chain network, fail to maximize the efficiency of our ship direct to customers strategies, or fail to provide our customers with an attractive omni-channel experience, our business and results of operations could be materially and adversely affected. We may not be able to compete effectively, and any of the factors listed above may cause price reductions, reduced margins and losses of our market share.
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
Disruptions at our contract manufacturers’ manufacturing facilities or loss of their manufacturing certifications could materially and adversely affect our business, financial condition, results of operations and customer relationships.
Our private brands merchandise accounted for approximately 22% of our net sales in Fiscal 2018. Any significant disruption in a contract manufacturers’ manufacturing facilities for any reason, including regulatory requirements, an FDA determination that the facility is not in compliance with the cGMP regulations, the loss of certifications, power interruptions, destruction of or damage to facilities, terrorist attacks, civil unrest, war or the perceived threat thereof, fires, hurricanes and other natural disasters could disrupt our contract manufacturers’ ability to manufacture products for the Vitamin Shoppe assortment. Any such disruption could have a material adverse effect on our business, financial condition and results of operations. While we do not believe it would be difficult to source our products from other contract manufacturers, a transition period would be required in order to source our own branded products from other contract manufacturers.
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
We are reliant upon the supply of raw materials that meet our specifications. If any raw material is adulterated and does not meet our specifications, it could significantly impact our contract manufacturers' ability to manufacture products and could materially and adversely affect our business, financial condition and results of operations.
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
Existing stores, or any new stores we open in the future, may not achieve sales and operating levels consistent with our current financial projections. The failure of our existing stores and new stores to achieve sales and operating levels consistent with our current financial projections could have a material adverse effect on our financial condition and operating results. As of December 29, 2018, we leased 774 stores along with our corporate headquarters, additional office space, distribution facilities and the manufacturing facilities previously used by Nutri-Force. The store leases are generally for a term of ten years and we have options to extend most leases for a minimum of five years. Our business, financial condition, and operating results could be materially and adversely affected if we are unable to continue to negotiate acceptable lease and renewal terms.
As we continue to evaluate the Company's store network, we are considering taking actions to close approximately 60 to 80 stores over the next three years to address the shift in sales to digital and improve our overall operational results.
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
We may be unable or unwilling to strictly enforce our tradenames, trademark of service mark in each jurisdiction in which we do business. In addition, because of the differences in foreign trademark laws concerning proprietary rights, our trademarks may not receive the same degree of protection in foreign countries as they do in the U.S. Also, we may not always be able to successfully enforce our trademarks, trademark or service mark against competitors or against challenges by others and the costs required to protect our tradenames, trademark or service mark can be substantial. Our failure to successfully protect our trademarks could diminish the value and efficacy of our past and future marketing efforts, and could cause customer confusion, which could, in turn, materially and adversely affect our sales and profitability.
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
The use of individually identifiable data by us, our customers, our Health Enthusiasts and others is regulated at the state, federal and international levels. Privacy and information security laws and regulations change from time to time, and increasing costs of compliance with those laws and regulations and related technology investments could materially and adversely affect our business and results of operations. Additionally, the success of our e-commerce operations depends upon the secure transmission of confidential information over public networks, including the use of cashless payments, and we use computers in substantially all other aspects of our business operations, including for point-of-sale processing in our stores. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. While we have taken significant steps to protect customers’ personal information, consumer preferences and credit card information, and other confidential information including our employees’ private information and financial and strategic data about the Company and our business partners, the intentional or negligent actions of Health Enthusiasts, our suppliers or others may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate confidential data. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or implement preventative measures, and our incident response efforts may not be entirely effective. Any preventative measures we implement may have the potential to negatively affect our relations with our customers or decrease activity on our websites by making them less user-friendly. If our data security is compromised, it could have a material adverse effect on our reputation, results of operations and financial condition, materially increase the costs we incur to protect against those events in the future and subject us to additional legal risk and a competitive disadvantage. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop shopping at our stores or online. The loss of confidence from a data security breach involving Health Enthusiasts could hurt our, and their, reputations and as a result cause Health Enthusiast recruiting and retention challenges. In addition, if our electronic payment systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are reliant of these systems, not only to protect the security of the information stored, but also to appropriately track and record data. Any failures or inadequacies in these systems could expose us to significant unreserved losses, which could materially and adversely affect our earnings and the market price of our common stock. Our brand reputation would likely be damaged as well.
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
Our stores are leased. We are subject to risks associated with our current and future real estate leases. Our costs could increase because of changes in the real estate markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease including paying the base rent for the remaining lease term. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all and may not be able to find replacement locations that will provide for the same success as current store locations. Of the current leases for our stores, 48 expire in Fiscal 2019, 93 expire in Fiscal 2020, 98 expire in Fiscal 2021, 116 expire in Fiscal 2022, 130 expire in Fiscal 2023 and the balance expire in Fiscal 2024 or thereafter.
Our international operations may result in additional market risks, which may harm our business.
As of December 29, 2018, we had 8 international franchise stores in Panama, 3 in Guatemala, 3 in Paraguay and 2 in Costa Rica, and also sell and distribute products to other countries. If the opportunity arises, we may expand our operations into new and high-growth international markets. However, we are subject to risks associated with international operations, including but not limited to: (i) fluctuations in currency exchange rates; (ii) changes in international staffing and employment issues;

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
As a retailer and direct marketer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury or to include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. Most of our products are vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the U. S. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, third-party manufacturers produce many of the products we sell. We rely on these manufacturers to ensure the integrity of their ingredients and formulations. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. While we attempt to manage these risks by obtaining indemnification agreements from the manufacturers of products that we sell (other than our own branded products) and insurance, third parties may not satisfy their indemnification obligations to us and/or our insurance policies may not be sufficient or available. A product liability claim against us, whether with respect to products of a third party that we sell or our branded products, could result in increased costs and could adversely affect our reputation with our customers, which in turn could materially adversely affect our business, financial condition and results of operations.
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
The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the USDA and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost sales and increased costs to us. A regulatory agency may not accept the evidence of safety for any new ingredients that we may want to market, may determine that a particular ingredient is not a legal dietary ingredient under DSHEA, may determine that a particular product or product ingredient presents an unacceptable health risk, may determine that a particular statement of nutritional support on our products, or that we want to use on our products, is an unacceptable drug claim or an unauthorized version of a food “health claim.” A regulatory agency may determine that particular claims are not adequately supported by available scientific evidence. Any such regulatory determination would prevent us from marketing particular products or using certain statements on those products, or force us to recall a particular product, which could adversely affect our sales of those products.

We are subject to environmental, health and safety laws and regulations, which could subject us to liabilities, increase our costs or restrict our operations in the future.
Our operations are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. We are also subject to laws and regulations governing the handling and disposal of non-compliant products and waste, the handling of regulated material that is included in our products and the disposal of products at the end of their useful life. These laws and regulations have increasingly become more stringent, and we may incur additional expenses to ensure compliance with existing or new requirements in the future. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of our operations. We also could incur monetary fines, civil or criminal sanctions, third-party claims or cleanup or other costs as a result of violations of or liabilities under such requirements. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment or incur other significant expenses.
We currently sublease our former Nutri-Force manufacturing facilities, and continue to lease the remaining ones. Our subtenants may use, store and dispose of hazardous substances in those facilities in connection with their operations. It is possible that these facilities may expose us to environmental liabilities, including liabilities associated with historical site conditions that have not yet been discovered. Some environmental laws impose liability for contamination on current and former owners and operators of affected sites, regardless of fault. If remediation costs or potential claims for personal injury or property or natural resource damages resulting from contamination arise, they may be material and may not be recoverable under any contractual indemnity or otherwise from prior owners or operators or any insurance policy. Additionally, we may not be able to successfully enforce any such indemnity or insurance policy in the future. In the event that new or previously unknown contamination is discovered or new cleanup obligations are otherwise imposed at any of our currently or previously owned or operated facilities, we may be required to take additional, unplanned remedial measures and record charges for which no reserves have been recorded.
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
From time to time, Congress, the FDA, the FTC, or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable to us or impose more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect that additional governmental regulation, when and if it occurs, would have on our business in the future. Those developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products (including products that we sell) not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any developments of this nature could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations.
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

We may be subject to intellectual property litigation and infringement claims initiated by others, other competitors or entities may assert rights in, or ownership of, our trademarks and other intellectual property rights or in marks that are similar to ours, and we may not be able to successfully resolve these types of conflicts to our satisfaction. Claims and litigation of this nature could cause us to incur significant expenses or prevent us from manufacturing, selling or using some of our products, which could, in turn, adversely affect our sales and profitability.
Changes in accounting standards and estimates could have a material adverse effect on our results of operations and financial position.
Generally accepted accounting principles and the related authoritative guidance for many aspects of our business, including revenue recognition, inventories, intangible assets, leases, income taxes and stock-based compensation, are complex and involve subjective judgments. Changes in these rules or changes in the underlying estimates, assumptions or judgments by our management could have a material adverse effect on our results of operations. For example, recently issued authoritative guidance for lease accounting will result in a significant increase to long-term assets and liabilities given we have a significant number of leases.
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
As of December 29, 2018, our total consolidated indebtedness was $57.0 million, consisting of borrowing under our Convertible Senior Notes and our capital lease liabilities. As of December 29, 2018, there were no borrowings under our Revolving Credit Facility.
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
In December 2015, we issued 2.25% Convertible Senior Notes due 2020, which could dilute our existing stockholders’ equity and lower our reported earnings per share.

We issued indebtedness in December 2015 in the form of 2.25% Convertible Senior Notes due 2020. The issuance of the Convertible Notes substantially increased our principal payment obligations. The holders of the Convertible Notes are entitled to convert the Convertible Notes into shares of our common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
As of December 29, 2018, there were 774 Vitamin Shoppe and Super Supplements retail stores open in the United States and Puerto Rico. See “Item 1—Business—Store Counts and Locations” for additional information on our network of stores for Fiscal 2014 through 2018 and the location of our stores as of December 29, 2018. As of December 29, 2018, we leased the property for all of our stores. We do not believe that any individual store property is material to our financial condition or results of operation, however, more highly populated geographic areas may have a higher concentration of store locations. Of the leases for our stores as of December 29, 2018, 48 expire in Fiscal 2019, 93 expire in Fiscal 2020, 98 expire in Fiscal 2021, 116 expire in Fiscal 2022, 130 expire in 2023 and the balance expire in Fiscal 2024 or thereafter. We have options to extend most of these leases for a minimum of five years.
Our leased properties also include the following:

Location	Description	Square Footage	Lease Termination Year	Renewal Options
Ashland, Virginia	Warehousing and Distribution Center	312,000	2028	Three Five-Year Renewal Options
Avondale, Arizona	Warehousing and Distribution Center	187,000	2029	Three Five-Year Renewal Options
Secaucus, New Jersey	Corporate Headquarters and Corporate Offices	106,000	2029	Two Five-Year Renewal Options and One Five-Year Renewal Option
Miami Lakes, Florida (1)	Manufacturing Facilities	212,000	2021	None

(1)
Subsequent to the divestiture of Nutri-Force, the Company retained the non-cancelable real estate operating leases for these manufacturing facilities. The Company has executed sublease rental agreements for a portion of these facilities and has recognized lease termination charges on the remaining portion of these facilities.

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

PART II
Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Market Information
Since October 28, 2009, our common stock has been traded on the New York Stock Exchange (“NYSE”) under the trading symbol “VSI”. As of December 29, 2018, there were 23,974,031 common shares outstanding, and the closing sale price of our common stock was $4.65. As of December 29, 2018, we had 22 common shareholders of record.
Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of shares of common stock during the quarter ended December 29, 2018:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
September 30, 2018 through October 27, 2018	—	$—	—	$42,908
October 28, 2018 through November 24, 2018	3,903	$7.62	—	$42,908
November 25, 2018 through December 29, 2018 (3)	—	$—	—	$36,176
Totals	3,903		—

(1)	Shares withheld to cover required tax payments on behalf of employees as their restricted shares vest.

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

(3)
The Company repurchased a portion of its Convertible Notes during the three months ended December 29, 2018. Refer to Note 7., "Credit Arrangements" to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Stock Performance Graph
The line graph below compares the cumulative total stockholder return on the Company’s common stock with the Russell 2000 Index (RUT), S&P Retail Index (SPXRT) and the NYSE Composite Index (NYA) for the five year period from December 28, 2013 through December 29, 2018. The graph assumes an investment of $100 made at the closing of trading on December 27, 2013, in (i) the Company’s common stock, (ii) the stocks comprising the RUT, (iii) the stocks comprising the SPXRT and (iv) the stocks comprising the NYA. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends are paid on those securities during the applicable time period.

	12/28/2013	12/27/2014	12/26/2015	12/31/2016	12/30/2017	12/29/2018
Vitamin Shoppe, Inc.	100.00	91.70	65.14	46.17	8.55	9.04
Russell 2000 Index	100.00	104.66	99.45	116.88	132.25	115.23
S&P Retail Index	100.00	109.93	137.17	143.76	185.59	206.28
NYSE Composite Index	100.00	106.11	99.09	106.80	123.72	109.06

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
Share Repurchase Programs
Beginning in August 2014, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $370 million of its shares of common stock and / or its Convertible Notes, from time to time. As of December 29, 2018, 8,064,325 shares of common stock pursuant to these programs, and 83,311 Convertible Notes, have been repurchased for a total of $333.8 million. The shares were retired upon repurchase. For additional information, refer to Note 12., “Share Repurchase Programs”, to our consolidated financial statements included in this Annual Report on Form 10-K.
Dividends
We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Item 6.        Selected Financial Data
We have derived the selected financial data presented below from our consolidated financial statements for the Fiscal Years ended December 29, 2018, December 30, 2017, December 31, 2016, December 26, 2015, and December 27, 2014. Financial results for all fiscal years presented are based on a 52-week period, with the exception of financial results for the Fiscal Year ended December 31, 2016 which are based on a 53-week period, unless otherwise stated. The selected financial data for the Fiscal Years ended December 29, 2018, December 30, 2017, and December 31, 2016 presented below, should be read in conjunction with such consolidated financial statements and notes included herein and in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014
	(data presented in thousands, except for share, per share data, number of stores and average store square footage)
Statement of Operations Data:
Net sales	$1,114,160	$1,146,499	$1,239,226	$1,209,948	$1,172,698
Cost of goods sold	759,367	783,932	819,690	803,774	773,813
Gross profit	354,793	362,567	419,536	406,174	398,885
Selling, general and administrative expenses	344,947	332,199	328,939	314,027	293,981
Goodwill, tradename and store fixed-assets impairment charges	3,017	274,876	797	1,177	419
Income (loss) from operations	6,829	(244,508)	89,800	90,970	104,485
Gain on extinguishment of debt	16,902	—	—	—	—
Interest expense, net	6,602	9,701	9,523	1,106	496
Income (loss) before provision (benefit) for income taxes	17,129	(254,209)	80,277	89,864	103,989
Provision (benefit) for income taxes	3,588	(18,882)	29,065	35,502	40,920
Net income (loss) from continuing operations	13,541	(235,327)	51,212	54,362	63,069
Net loss from discontinued operations, net of tax	(17,293)	(16,824)	(26,248)	(1,191)	(1,828)
Net income (loss)	$(3,752)	$(252,151)	$24,964	$53,171	$61,241
Weighted average common shares outstanding:
Basic	23,496,841	23,137,977	23,875,540	28,954,804	30,239,183
Diluted	23,496,841	23,137,977	24,067,686	29,203,429	30,664,105
Net income (loss) from continuing operations per common share:
Basic	$0.58	$(10.17)	$2.14	$1.88	$2.09
Diluted	$0.58	$(10.17)	$2.13	$1.86	$2.06
Net loss from discontinued operations per common share:
Basic	$(0.74)	$(0.73)	$(1.10)	$(0.04)	$(0.06)
Diluted	$(0.74)	$(0.73)	$(1.09)	$(0.04)	$(0.06)
Net income (loss) per common share:
Basic	$(0.16)	$(10.90)	$1.05	$1.84	$2.03
Diluted	$(0.16)	$(10.90)	$1.04	$1.82	$2.00

Other Financial Data:
Depreciation and amortization of fixed and intangible assets	$42,114	$39,204	$38,780	$38,495	$34,219
Operating Data:
Number of stores at end of period	774	785	775	758	717
Total retail square feet at end of period	2,702	2,737	2,709	2,662	2,568
Average store square footage at end of period	3,490	3,486	3,495	3,511	3,582
Net sales per store (1)	$1,250	$1,303	$1,431	$1,426	$1,453
Comparable store net sales (2)	(5.4)%	(6.9)%	(1.5)%	0.1%	2.8%
Digital comparable net sales (3)	18.9%	(3.6)%	3.8%	(0.6)%	11.2%
Balance Sheet Data:
Working capital	$114,065	$155,229	$151,548	$157,089	$125,382
Total assets	388,079	491,433	734,184	748,691	722,391
Total debt, including capital lease obligations	57,005	140,327	133,371	123,525	8,195
Stockholders’ equity	188,341	195,367	439,996	475,301	551,934
Non-GAAP Financial Measure:
Adjusted EBITDA from continuing operations (4)	58,050	70,243	133,613	139,409	143,190

(1)	Net sales per store are calculated by dividing retail net sales fulfilled in stores by the number of stores open at the end of the period.

(2)	A new retail store is included in comparable store net sales after 410 days of operation. For Fiscal 2016, comparable store net sales growth is based on a 52-week period.

(3)	Digital comparable net sales includes sales from VS.com, third party marketplaces and auto delivery sales. For Fiscal 2016, digital comparable net sales is based on a 52-week period.

(4)
Adjusted EBITDA is defined as EBITDA (net income (loss) before interest expense, net, provision (benefit) for income taxes, depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company's actual operating performance including certain items which are generally non-recurring. We have excluded the impact of such items from internal performance assessments. We believe that excluding such items helps investors compare our operating performance with our results in prior periods. We believe it is appropriate to exclude these items as they are not related to ongoing operating performance and, therefore, limit comparability between periods and between us and similar companies.

We believe Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Investors in the Company regularly request Adjusted EBITDA as a supplemental analytical measure to, and in conjunction with, Company financial data prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). We understand that investors use Adjusted EBITDA, among other things, to assess our period-to-period operating performance and to gain insight into the manner in which management analyzed operating performance.
In addition, we believe that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA and Adjusted EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. We use the non-GAAP financial measures for planning and forecasting and measuring results against the forecast and in certain cases we may use similar measures for bonus targets for certain of our employees. Using several measures to evaluate the business allows us and investors to assess our relative performance against our competitors.
Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies, even in the same industry, may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. The Company does not, and investors should not, place undue reliance on EBITDA or Adjusted EBITDA as measures of operating performance.
A reconciliation of Net income (loss) from continuing operations to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014
Net income (loss) from continuing operations	$13,541	$(235,327)	$51,212	$54,362	$63,069
Additions:
Provision (benefit) for income taxes	3,588	(18,882)	29,065	35,502	40,920
Interest expense, net	6,602	9,701	9,523	1,106	496
Depreciation and amortization	41,345	38,078	37,104	37,004	32,969
EBITDA	65,076	(206,430)	126,904	127,974	137,454
Adjustments:
Gain on extinguishment of debt (a)	(16,902)	—	—	—	—
Inventory obsolescence (b)	3,600	—	—	—	—
Management realignment (c)	2,833	—	—	3,396	—
Distribution center closing costs (d)	2,749	2,870	—	—	—
Shareholder activism (e)	694	—	—	—	—
Goodwill impairments (f)	—	210,633	—	—	—
Tradename impairment (g)	—	59,405	—	—	—
Store impairment charges (h)	—	3,765	—	—	—
Cost reduction project (i)	—	—	3,761	—	—
Canada stores closing costs (j)	—	—	1,889	885	—
Super Supplements conversion costs (k)	—	—	518	1,227	—
Reinvention strategy costs (l)	—	—	541	2,723	—
Acquisition and integration costs (m)	—	—	—	1,874	4,777
Product write-off (n)	—	—	—	1,330	—
Contingent consideration for Nutri-Force acquisition (o)	—	—	—	—	959
Adjusted EBITDA	$58,050	$70,243	$133,613	$139,409	$143,190

(a)	Gain recognized on the repurchases of a portion of Convertible Notes.

(b)	Inventory charge resulting from an evaluation to optimize the Company's product assortment.

(c)	Costs related to management turnover, including severance charges, recruitment costs and related professional fees.

(d)	Costs related to the closing of the North Bergen, New Jersey distribution center.

(e)	Professional fees incurred related to shareholder settlement.

(f)	Impairment charges on the goodwill of the retail operations.

(g)	Impairment charge on the Vitamin Shoppe tradename.

(h)	Impairment charges on the fixed assets of retail locations.

(i)	Outside consulting costs relating to a project to identify and implement cost reduction opportunities.

(j)	In Fiscal 2016, charges primarily related to lease terminations. In Fiscal 2015, costs include inventory reserve charges, impairment charges to fixed assets and severance charges.

(k)	In Fiscal 2016, costs primarily related to the closure of the Seattle distribution center. In Fiscal 2015, conversion costs primarily include inventory reserve charges and product markdowns.

(l)	The costs represent outside consultants fees in connection with the Company's "reinvention strategy".

(m)
In Fiscal 2015, represents costs incurred related to the integration of Nutri-Force. In Fiscal 2014, represents acquisition costs of $3.4 million and integration costs of $1.4 million ($0.6 million for Nutri-Force and $0.8 million for Super Supplements).

(n)	Represents a charge to inventory reserves for the write-off of products which the Company ceased selling.

(o)	Contingent consideration adjustment for the Nutri-Force acquisition.
Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K. The discussion in this section contains forward-looking statements that are based upon current information and expectations. We sometimes identify forward-looking statements with such words as “may”, “expect”, “intend”, “anticipate”, “plan”, “believe”, “seek”, “should”, “estimate”, “trends”, “future benefits”, “strategies”, “goals” and similar words. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, general and administrative expenses, capital resources, liquidity, capital expenditures, new stores, retail inflation, additional financings or borrowings and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in Item 1A. – “Risk Factors”. See also “Forward-Looking Statements” for additional information regarding forward-looking statements.
References to “Fiscal” or “Fiscal Year” mean the fifty-two weeks ended December 29, 2018, the fifty-two weeks ended December 30, 2017 and the fifty-three weeks ended December 31, 2016 for Fiscal Year 2018, Fiscal Year 2017 and Fiscal Year 2016, respectively.
Overview
We are an omni-channel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market approximately 700 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare® and Next Step®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement ("VMS") retailers and continue to refine our assortment with approximately 6,800 stock keeping units ("SKUs") offered in our typical store and approximately 7,200 additional SKUs available through e-commerce. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.
We continue to focus on improving the customer experience through the roll-out of initiatives including increasing customer engagement and personalization, redesigning the omni-channel experience (including in stores as well as through the internet and mobile devices), growing our private brands and improving the effectiveness of pricing and promotions. As part of this strategy, we have developed several initiatives, including an emphasis on the development and deployment of our customer facing digital platforms to enhance the customer's omni-channel experience.
Discontinued Operations:

On May 7, 2018, the Company sold certain assets, including the Betancourt Nutrition® brand, and liabilities of FDC Vitamins, LLC d/b/a Nutri-Force Nutrition (“Nutri-Force”) to Arizona Nutritional Supplements, LLC (“ANS”). Proceeds from the sale, net of transaction costs, were approximately $14.8 million. The Company recognized a pre-tax loss on the sale of Nutri-Force of $0.2 million. In addition, the parties executed supply agreements in which the Company has agreed to purchase a total of $53.0 million annually of its private label products and Betancourt Nutrition® brand products from ANS for a term of five years.
During Fiscal 2018, Nutri-Force incurred approximately $7.1 million of related costs which primarily consisted of lease termination charges, operating losses during the six-month term of the transition services agreement executed by the parties and severance costs.
Convertible Notes Repurchases:
During Fiscal 2018, the Company repurchased $83.3 million in aggregate principal amount of its 2.25% Convertible Senior Notes due 2020 (the "Convertible Notes") for an aggregate purchase price of $63.9 million, which includes accrued interest. The gain on extinguishment of the repurchased Convertible Notes was $16.9 million.

Elimination of Unproductive Inventory:
During the second quarter of Fiscal 2018, the Company completed an evaluation in order to refine the product assortment offered in our stores and through e-commerce. The purpose of the evaluation was to identify unproductive products in order to make room for new product offerings. As a result of this evaluation, the Company recorded a charge of $3.6 million which is included in cost of goods sold in the consolidated statements of operations.
Closing of Distribution Center:
In August 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center, which it closed on August 31, 2018, upon lease expiration. Distribution operations were transitioned to the Company's other distribution centers. Costs related to this closure, such as severance, inventory related costs and other charges were $3.1 million in Fiscal 2017 and occupancy, severance and other expenses were $2.7 million in Fiscal 2018.
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
As of December 29, 2018, we operated 774 stores located in 45 states, the District of Columbia and Puerto Rico. In Fiscal 2018 and 2017, we significantly slowed new store growth as we evaluated our store network strategy.
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
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those that are the most important portrayal of our financial condition and results of operations, and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, our most critical accounting policies, discussed below, pertain to revenue recognition, inventories and impairment of long-lived assets. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based on judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis.
Revenue Recognition. We recognize revenue from retail customers when merchandise is sold "at point of sale" in retail stores or upon delivery to a customer. Substantially all revenue from customers represents goods transferred at a point in time. We consider control of retail products to have transferred upon delivery, at the retail location or the place of delivery, because the Company has a present right to payment at that time, the customer has legal title to the products, the Company has transferred physical possession of the products, and the customer has significant risks and rewards of ownership of the products. In addition, we classify amounts billed to customers that represent shipping fees as sales. To arrive at net sales, gross sales are reduced by deferred sales, customer discounts, actual customer returns, and a provision for estimated future customer returns, which is based on management’s review of historical information. Sales taxes collected from customers are presented on a net basis and as such are excluded from revenue. During Fiscal 2018, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). For additional information regarding our adoption of ASU 2014-09, refer to Note 8., "Revenue Recognition", to our consolidated financial statements included in this Annual Report on Form 10-K.
Inventories. Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method. As applied to inventories, cost means in principle the sum of the applicable expenditures and charges directly or indirectly incurred in bringing the product to its existing condition and location. Inventory includes costs on freight on internally transferred merchandise, and costs associated with our buying department and distribution facilities which are capitalized into inventory and then expensed as merchandise is sold. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from certain of our vendors. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We regularly review our inventory, including when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. In addition, we have established a reserve for estimated inventory shrinkage between physical inventories. Physical inventories and cycle counts are taken on a regular basis, and inventory is adjusted accordingly. For each reporting period, we estimate inventory shrinkage based on a historical trend analysis. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, have recorded adjustments to reflect inventory at net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. These estimates require us to make assessments about the future demand for our products in order to identify such inventory items as slow moving, expiring, obsolete or in excess of need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends and competition. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation and rapid changes in demand for new and improved products or services. Inventory reserves were $3.1 million and $3.7 million at December 29, 2018 and December 30, 2017, respectively.
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
Interest expense, net includes interest on our Convertible Notes and Revolving Credit Facility, letters of credit fees, interest on our capital leases, as well as amortization of financing costs, reduced by interest income earned from highly liquid investments (investments purchased with an original maturity of ninety days or less).
Key Performance Indicators and Statistics
We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net sales	$1,114,160	$1,146,499	$1,239,226
Decrease in total comparable net sales (1)	(2.8)%	(6.5)%	(0.9)%
Decrease in comparable store net sales	(5.4)%	(6.9)%	(1.5)%
Increase (Decrease) in digital comparable net sales (2)	18.9%	(3.6)%	3.8%
Gross profit as a percent of net sales	31.8%	31.6%	33.9%
Income (loss) from operations	$6,829	$(244,508)	$89,800
Adjusted EBITDA (3)	$58,050	$70,243	$133,613

(1)	Total comparable net sales are comprised of comparable fulfilled in retail store sales and direct to consumer sales.

(2)	Digital comparable net sales includes sales from VS.com, third party marketplaces and auto delivery sales.

(3)
For an explanation of Adjusted EBITDA as a measure of the Company's operating performance and a reconciliation to net income (loss) from continuing operations, refer to Item 6, "Selected Financial Data" of this Annual Report on Form 10-K.

The following table shows the change in our network of stores for Fiscal 2018, 2017 and 2016:

	Fiscal Year
	2018	2017	2016
Stores open at beginning of year	785	775	758
Stores opened	2	15	26
Stores closed	(13)	(5)	(9)
Stores open at end of year	774	785	775

Results of Operations
The information presented below is for the Fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 and was derived from our audited consolidated financial statements, which, in the opinion of management, includes all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following table summarizes our results of operations for the Fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 as a percentage of net sales:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.2%	68.4%	66.1%
Gross profit	31.8%	31.6%	33.9%
Selling, general and administrative expenses	31.0%	29.0%	26.5%
Goodwill, tradename and store fixed-assets impairment charges	0.3%	24.0%	0.1%
Income (loss) from operations	0.6%	(21.3)%	7.2%
Gain on extinguishment of debt	1.5%	—%	—%
Interest expense, net	0.6%	0.8%	0.8%
Income (loss) before provision (benefit) for income taxes	1.5%	(22.2)%	6.5%
Provision (benefit) for income taxes	0.3%	(1.6)%	2.3%
Net income (loss) from continuing operations	1.2%	(20.5)%	4.1%
Net loss from discontinued operations, net of tax	(1.6)%	(1.5)%	(2.1)%
Net income (loss)	(0.3)%	(22.0)%	2.0%
Figures may not sum due to rounding.
The results of operations presented for the Fiscal years ended December 29, 2018 and December 30, 2017 are each based on a 52-week period ("Fiscal 2018" and "Fiscal 2017"). The results of operations presented for the Fiscal year ended December 31, 2016 are based on a 53-week period ("Fiscal 2016").

Fiscal 2018 Compared to Fiscal 2017
The following tables summarize our results of operations for Fiscal 2018 and Fiscal 2017 (in thousands):

	Fiscal Years Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Net sales	$1,114,160	$1,146,499	$(32,339)	(2.8)%
Cost of goods sold	759,367	783,932	(24,565)	(3.1)%
Cost of goods sold as % of net sales	68.2%	68.4%
Gross profit	354,793	362,567	(7,774)	(2.1)%
Gross profit as % of net sales	31.8%	31.6%
Selling, general and administrative expenses	344,947	332,199	12,748	3.8%
SG&A expenses as % of net sales	31.0%	29.0%
Goodwill, tradename and store fixed-assets impairment charges	3,017	274,876	(271,859)	(98.9)%
Goodwill, tradename and store fixed-assets impairment charges as % of net sales	0.3%	24.0%
Income (loss) from operations	6,829	(244,508)	251,337	(102.8)%
Income (loss) from operations as % of net sales	0.6%	(21.3)%
Gain on extinguishment of debt	16,902	—	16,902	nm
Interest expense, net	6,602	9,701	(3,099)	(31.9)%
Income (loss) before provision (benefit) for income taxes	17,129	(254,209)	271,338	(106.7)%
Provision (benefit) for income taxes	3,588	(18,882)	22,470	(119.0)%
Net income (loss) from continuing operations	13,541	(235,327)	248,868	(105.8)%
Net loss from discontinued operations	(17,293)	(16,824)	(469)	2.8%
Net income (loss)	$(3,752)	$(252,151)	$248,399	(98.5)%

nm - not meaningful
Net Sales
Net sales decreased 2.8% as a result of a decrease in our total comparable net sales of $31.8 million, or 2.8% and the decrease in our total non-comparable net sales of $0.5 million.
Cost of Goods Sold
The dollar decrease of cost of goods sold was primarily due to the decrease in sales. Cost of goods sold as a percentage of net sales decreased due to total product margin improvement of 1.9% and net costs associated with the closing of our North Bergen, New Jersey distribution center of 0.1%, offset by supply chain deleverage of 1.1%, occupancy deleverage of 0.4% and a charge for the elimination of unproductive inventory of 0.3%.

Selling, General and Administrative Expenses

	Fiscal Years Ended
	December 29, 2018	December 30, 2017	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$141,779	$137,941	$3,838	2.8%
Store Payroll & benefit as % of net sales	12.7%	12.0%
Advertising and Promotion (b)	24,037	27,283	(3,246)	(11.9)%
Advertising & promotion as % of net sales	2.2%	2.4%
Other SG&A (c)	179,131	166,975	12,156	7.3%
Other SG&A as % of net sales	16.1%	14.6%
Total SG&A Expenses	$344,947	$332,199	$12,748	3.8%

(a)	Store payroll and benefits increased primarily due to higher wages rates and higher store incentives.

(b)	Advertising and promotion expenses decreased as a result of more targeted promotional programs.

(c)
Other selling, general and administrative expenses increased primarily due to increases in overhead expenses totaling $6.3 million which includes increases in information technology and digital commerce costs, and incentive compensation costs. In addition, depreciation and amortization expenses increased by $1.6 million. The increase also includes one-time charges of $2.8 million for management realignment expenses, $0.8 million of net costs related to the closing of the North Bergen, New Jersey distribution center and $0.7 million of professional services fees related to shareholder settlement.

Goodwill, Tradename and Store Fixed-Assets Impairment Charges

Fiscal 2018 includes store fixed-assets impairment charges of $3.0 million. Fiscal 2017 includes goodwill impairment charges of $210.6 million, a tradename impairment charge of $59.4 million, and store fixed-assets impairment charges of $4.8 million.

Gain on Extinguishment of Debt
During Fiscal 2018, the Company recognized $16.9 million of gains on the repurchases of a portion of its Convertible Notes.
Interest Expense, Net
Interest expense, net decreased $3.1 million primarily due to the repurchases of a portion of the Company's Convertible Notes during Fiscal 2018.

Provision (Benefit) for Income Taxes
The effective provision (benefit) tax rate for continuing operations for Fiscal 2018 was 20.9%, compared to (7.4%) for Fiscal 2017. The change in the effective tax rate is primarily due to the non-deductible portion of the goodwill impairment charges in Fiscal 2017 partially offset by the reduction of the federal statutory rate from 35.0% to 21.0% under the Tax Cut and Jobs Act of 2017.

Fiscal 2017 Compared To Fiscal 2016
The following tables summarize our results of operations for Fiscal 2017 and Fiscal 2016 (in thousands):

	Fiscal Years Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
Net sales	$1,146,499	$1,239,226	$(92,727)	(7.5)%
Cost of goods sold	783,932	819,690	(35,758)	(4.4)%
Cost of goods sold as % of net sales	68.4%	66.1%
Gross profit	362,567	419,536	(56,969)	(13.6)%
Gross profit as % of net sales	31.6%	33.9%
Selling, general and administrative expenses	332,199	328,939	3,260	1.0%
SG&A expenses as % of net sales	29.0%	26.5%
Goodwill, tradename and store fixed-assets impairment charges	274,876	797	274,079	nm
Goodwill, tradename and store fixed-assets impairment charges as % of net sales	24.0%	0.1%
Income (loss) from operations	(244,508)	89,800	(334,308)	(372.3)%
Income (loss) from operations as % of net sales	(21.3)%	7.2%
Interest expense, net	9,701	9,523	178	1.9%
Income (loss) before provision (benefit) for income taxes	(254,209)	80,277	(334,486)	(416.7)%
Provision (benefit) for income taxes	(18,882)	29,065	(47,947)	(165.0)%
Net income (loss) from continuing operations	(235,327)	51,212	(286,539)	(559.5)%
Net loss from discontinued operations	(16,824)	(26,248)	9,424	(35.9)%
Net income (loss)	$(252,151)	$24,964	$(277,115)	nm
nm - not meaningful

Net Sales
Net sales decreased 7.5% as a result of a decrease in our total comparable net sales of $78.8 million, or 6.5% and the 53rd week sales of $19.6 million in Fiscal 2016 partially offset by an increase in our total non-comparable sales of $5.7 million.
Cost of Goods Sold
The dollar decrease of cost of goods sold was primarily due to the decrease in sales, including sales from the 53rd week of Fiscal 2016. Cost of goods sold as a percentage of net sales increased 1.2% due to supply chain costs and 1.1% of deleverage of occupancy costs. Cost of goods sold for Fiscal 2017 includes $2.8 million for the closing of our North Bergen, New Jersey distribution center and for Fiscal 2016 includes $0.4 million related to Super Supplements conversion costs and Canada stores closing costs.

Selling, General and Administrative Expenses

	Fiscal Years Ended
	December 30, 2017	December 31, 2016	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$137,941	$135,722	$2,219	1.6%
Store Payroll & benefit as % of net sales	12.0%	11.0%
Advertising and Promotion (b)	27,283	20,682	6,601	31.9%
Advertising & promotion as % of net sales	2.4%	1.7%
Other SG&A (c)	166,975	172,535	(5,560)	(3.2)%
Other SG&A as % of net sales	14.6%	13.9%
Total SG&A Expenses	$332,199	$328,939	$3,260	1.0%

(a)	Store payroll and benefits increased primarily due to an increase in average wage rate and higher health insurance costs.

(b)	Advertising and promotion expenses increased primarily due to higher expenditures focused on improving customer acquisition trends as a result of the competitive environment in our industry.

(c)
Other selling, general and administrative expenses in Fiscal 2017 includes costs related to the closing of our North Bergen, New Jersey distribution center of $0.3 million and Fiscal 2016 includes outside consulting costs relating to a project to identify and implement cost reduction opportunities of $3.8 million, costs related to the closing of the Canada stores of $2.1 million, Super Supplements conversion costs of $1.3 million and reinvention strategy costs of $0.5 million.

Goodwill, Tradename and Store Fixed-Assets Impairment Charges

Fiscal 2017 includes goodwill impairment charges of $210.6 million, a tradename impairment charge of $59.4 million, and store fixed-assets impairment charges of $4.8 million. Fiscal 2016 includes store fixed-assets impairment charges of $0.8 million.
Interest Expense, Net

The increase in interest expense, net was primarily due to an increase in borrowing activity on the Revolving Credit Facility in Fiscal 2017 as compared to Fiscal 2016.

Provision (Benefit) for Income Taxes
The effective provision (benefit) tax rate for continuing operations for Fiscal 2017 was (7.4%), compared to 36.2% for Fiscal 2016. The change in the effective tax rate is primarily due to the non-deductible portion of the goodwill impairment charges and tax expense resulting from the change in valuation of deferred tax assets and liabilities under the Tax Cut and Jobs Act of 2017. The effective tax rate in Fiscal 2016 included a $3.0 million tax benefit resulting from the write-off of the Canada investment.
Key Indicators of Liquidity and Capital Resources
The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	December 29, 2018	December 30, 2017
Balance Sheet Data:
Cash and cash equivalents	$2,668	$1,947
Working capital (a)	114,065	155,229
Total assets	388,079	491,433
Total debt (b)	57,005	140,327

(a) Working capital is total current assets minus total current liabilities.

(b) Total debt includes the outstanding balance on the Company's Revolving Credit Facility, the net balance of its Convertible Notes and its capital lease obligations.

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Other Information:
Depreciation and amortization of fixed and intangible assets	$42,114	$39,204	$38,780
Cash Flows Provided By (Used In):
Operating activities	$90,147	$56,189	$93,373
Investing activities	(13,663)	(55,448)	(40,359)
Financing activities	(75,764)	(1,662)	(65,304)
Effect of exchange rate changes on cash and cash equivalents	1	35	19
Net increase (decrease) in cash and cash equivalents	$721	$(886)	$(12,271)

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
We invested $28.1 million in capital expenditures during Fiscal 2018, including costs for information technology, investments in our digital commerce platforms and the build-out of corporate offices. During Fiscal 2019 we plan to spend approximately $33.0 million in capital expenditures, including costs for information technology, investments in new and existing stores and costs supporting growth initiatives. We opened two new stores and closed thirteen stores during Fiscal 2018. We plan to open approximately ten new stores in Fiscal 2019. As we continue to evaluate the Company's store network, we are considering taking actions to close approximately 60 to 80 stores over the next three years to address the shift in sales to digital and improve our overall operational results.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.
We were in compliance with all financial covenants relating to our Revolving Credit Facility and Convertible Notes as of December 29, 2018. We expect to be in compliance with these same covenants during Fiscal 2019 as well.
Cash Provided by Operating Activities
Net cash provided by operating activities was $90.1 million and $56.2 million during Fiscal 2018 and Fiscal 2017, respectively. The $34.0 million increase in cash flows from operating activities is primarily due to the change in net income (loss) before impairment charges and the gain on extinguishment of debt, and changes in deferred taxes and inventory.
Net cash provided by operating activities was $56.2 million and $93.4 million during Fiscal 2017 and Fiscal 2016, respectively. The $37.1 million decrease in net cash flows from operating activities is primarily due to the decrease in net income before impairment charges.
Cash Used in Investing Activities
Net cash used in investing activities was $13.7 million during Fiscal 2018 as compared to $55.4 million during Fiscal 2017. The $41.8 million decrease in net cash used in investing activities is due to a $26.9 million decrease in capital expenditures and $14.8 million of net proceeds from the sale of Nutri-Force. Capital expenditures during Fiscal 2018 were used primarily for information technology, investments in our digital commerce platforms and the build-out of corporate offices. Capital expenditures during Fiscal 2017 were used primarily for the new distribution center, the transformation of existing stores and information technology investments.

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
Cash Used in Financing Activities
Net cash used in financing activities was $75.8 million in Fiscal 2018 as compared to $1.7 million in Fiscal 2017. The $74.1 million increase in cash used in financing activities is primarily due to repurchases of Convertible Notes of $63.9 million and net repayments of borrowings under the Revolving Credit Facility.
Net cash used in financing activities was $1.7 million in Fiscal 2017 as compared to $65.3 million in Fiscal 2016. The $63.6 million decrease in cash used in financing activities is primarily due to a decrease in purchases of common stock under the Company's share repurchase programs.

Revolving Credit Facility
The terms of our Revolving Credit Facility extend through May 9, 2022, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 7., “Credit Arrangements”, to our consolidated financial statements included in this Annual Report on Form 10-K. As of December 29, 2018, the Company had no borrowings outstanding on its Revolving Credit Facility. The largest amount borrowed during Fiscal 2018 was $44.0 million. The unused available line of credit under the Revolving Credit Facility at December 29, 2018 was $85.9 million.
Convertible Notes
On December 9, 2015, the Company issued $143.8 million of its 2.25% Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company. Interest is payable on the Convertible Notes on June 1 and December 1 of each year until their maturity date of December 1, 2020. During Fiscal 2018, the Company repurchased $83.3 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $63.9 million, which includes accrued interest. The gain on extinguishment of the repurchased Convertible Notes was $16.9 million. For additional information regarding our Convertible Notes, refer to Note 7., “Credit Arrangements”, to our consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations and Commercial Commitments
As of December 29, 2018, our lease commitments and contractual obligations were as follows (in thousands):

Fiscal year ending	Total	Operating Leases Real Estate (1)	Convertible Notes	Interest on Convertible Notes	Operating Leases Equipment	Capital Lease Obligations	Purchase Commitments Related to Discontinued Operations (2)
2019	$176,569	$121,227	$—	$1,360	$424	$558	$53,000
2020	224,747	108,993	60,439	1,360	397	558	53,000
2021	149,244	95,529	—	—	301	414	53,000
2022	133,432	80,274	—		153	5	53,000
2023	106,027	61,847	—	—	13	—	44,167
Thereafter	115,852	115,852	—	—	—	—	—
	$905,871	$583,722	$60,439	$2,720	$1,288	$1,535	$256,167

(1)
Store operating leases included in the above table do not include contingent rent based upon sales volume. Operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 18.5% of our minimum lease obligations for Fiscal 2018.

(2)	In conjunction with the sale of Nutri-Force, the Company has agreed to purchase its private label products and Betancourt Nutrition® brand products from ANS through October 2023.
Except as noted above, we are not party to any long-term purchase commitments. Our typical merchandise purchase orders are generally performed upon within a four to six week period. However, as of December 29, 2018, we have an obligation, excluded from the above commitments, of approximately $11.0 million to purchase an agreed upon supply of our own branded merchandise during Fiscal 2019 which has been produced by, and resides with, the applicable vendors.
In addition to the contractual obligations set forth in the table above, we have employment agreements with certain of our executives and an executive severance policy for all our officers that provide for compensation and certain other benefits. Under certain circumstances, these agreements and the policy provide for severance or other payments.
Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. The Company has commitments for its operating leases, primarily related to its stores, distribution centers, as well as manufacturing and corporate facilities, which are not reflected on our balance sheet.
Effects of Inflation
We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During Fiscal 2018, cost deflation was less than 1%. During Fiscal 2019, we anticipate market driven cost inflation to be in the range of 0% to 2%, excluding any potential tariffs. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.
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
Our Revolving Credit Facility carries a floating interest rate and, therefore, our statements of operations and our cash flows are exposed to changes in interest rates. As of December 29, 2018, there were no borrowings outstanding on our Revolving Credit Facility. As of December 29, 2018, a hypothetical 10% change in the floating interest rate would have no impact on our consolidated financial statements.
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
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 29, 2018, pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 29, 2018.
Management’s Report on Internal Control Over Financial Reporting
See Item 15. “Exhibits and Financial Statement Schedules” appearing at the end of this Annual Report on Form 10-K for Management’s Report on Internal Control Over Financial Reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 29, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2019, which is incorporated herein by reference under the captions “Proposal One – Election of Directors”, “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”.
Item 11.        Executive Compensation
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2019, which is incorporated herein by reference under the captions, “Director Compensation”, “Compensation Discussion and Analysis” and “Executive Compensation”.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2019, which is incorporated herein by reference under the captions “Security Ownership” and “Equity Compensation Plan Information”.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2019, which is incorporated herein by reference under the captions “Corporate Governance – Director Independence”, “Corporate Governance – Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Party Transactions, and Director Independence”.
Item 14.        Principal Accounting Fees and Services
Information with respect to this Item will be included in the Company’s Proxy Statement to be filed in April 2019, which is incorporated herein by reference under the caption “Principal Accountant Fees and Services”.
PART IV
Item 15.        Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	The following consolidated financial statements listed below are filed as a separate section of this annual report on Form 10-K:
Management’s Reports and Reports of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017.
Consolidated Statements of Operations for the Fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016.
Consolidated Statements of Comprehensive Income (Loss) for the Fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016.
Consolidated Statements of Stockholders’ Equity for the Fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016.
Consolidated Statements of Cash Flows for the Fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016.
Notes to Consolidated Financial Statements for the Fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016.

2.	Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K filed on June 10, 2016 (File No. 001-34507))

3.2	Fifth Amended and Restated By-laws of Vitamin Shoppe Inc. (Filed herewith)

4.1
Specimen certificate for shares of common stock, $0.01 par value, of Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 4.4 in Amendment No. 4 to our Registration Statement No. 333-160756 on Form S-1 filed on October 14, 2009 (File No. 333-160756))

4.2
Indenture, dated as of December 9, 2015, by and between Vitamin Shoppe, Inc. and Wilmington Trust, National Association. (Incorporated by reference to Exhibit 4.1 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.1
Base Convertible Bond Hedge Confirmation, dated as of December 3, 2015, by and between Vitamin Shoppe, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.2
Base Convertible Bond Hedge Confirmation, dated as of December 3, 2015, by and between Vitamin Shoppe, Inc. and J.P. Morgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.3
Base Warrant Confirmation, dated as of December 3, 2015, by and between Vitamin Shoppe, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.4
Base Warrant Confirmation, dated as of December 3, 2015, by and between Vitamin Shoppe, Inc. and J.P. Morgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.5 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.5
Additional Convertible Bond Hedge Confirmation, dated as of December 8, 2015, by and between Vitamin Shoppe, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.6 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.6
Additional Convertible Bond Hedge Confirmation, dated as of December 8, 2015, by and between Vitamin Shoppe, Inc. and J.P. Morgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.7 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.7
Additional Warrant Confirmation, dated as of December 8, 2015, by and between Vitamin Shoppe, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.8 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.8
Additional Warrant Confirmation, dated as of December 8, 2015, by and between Vitamin Shoppe, Inc. and J.P. Morgan Chase Bank, National Association, London Branch. (Incorporated by reference to Exhibit 10.9 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.9
Amended and Restated Loan and Security Agreement, dated as of January 20, 2011, by and among Vitamin Shoppe Industries Inc. and VS Direct Inc., as Borrowers, Vitamin Shoppe, Inc., as Guarantor, the Lenders and Issuing Bank from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (Incorporated by reference to Exhibit 10.2 in our Annual Report on Form 10-K filed on March 9, 2011 (File No. 001-34507))

10.10
First Amendment to Amended and Restated Loan and Security Agreement, dated as of January 10, 2013, by and among Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe Mariner, Inc., as Borrowers, each guarantor party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Agent, the Issuing Bank and a Lender. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.11
Second Amendment to Amended and Restated Loan and Security Agreement and First Amendment to Existing Guarantees, dated as of October 11, 2013, by and among Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., and Vitamin Shoppe Global, Inc., as Borrowers, each guarantor party thereto, and JPMorgan Chase Bank, N.A., as Agent. (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.12
Third Amendment to Amended and Restated Loan and Security Agreement, dated as of December 2, 2015, by and among Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., and Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins LLC, Betancourt Sports Nutrition, LLC, Vitamin Shoppe Procurement Services, Inc., as Borrowers, the guarantors parties thereto, the lenders parties thereto, and JPMorgan Chase Bank, N.A., as Agent. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on December 10, 2015 (File No. 001-34507))

10.13
Letter Agreement, dated as of January 29, 2016, by and among Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., and Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins LLC, Betancourt Sports Nutrition, LLC, Vitamin Shoppe Procurement Services, Inc., as Borrowers, the guarantors parties thereto, the lenders parties thereto, and JPMorgan Chase Bank, N.A., as Agent. (Incorporated by reference to Exhibit 10.13 in our Annual Report on Form 10-K filed on February 23, 2016 (File No. 001-34507))

10.14
Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of May 9, 2017, by and among itself, Vitamin Shoppe Industries Inc., Vitamin Shoppe Mariner, Inc., Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins, LLC, Betancourt Sports Nutrition, LLC, Vitamin Shoppe Procurement, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time parties thereto (Incorporated by reference to Exhibit 99.1 in our Current Report on Form 8-K filed on May 10, 2017 (File No. 001-34507))

10.15
Second Amended and Restated Intellectual Property Security Agreement, dated as of October 6, 2014, by and between Vitamin Shoppe Industries Inc., as Grantor and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on October 10, 2014 (File No. 001-34507))

10.16
Stock Pledge Agreement, dated as of September 25, 2009, by and between Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 99.6 in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02))

10.17
Amended and Restated Stock Pledge Agreement, dated as of October 11, 2013, by and between Vitamin Shoppe Industries Inc., as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.18
Stock Pledge Agreement, dated as of August 21, 2014, by and between Vitamin Shoppe Global, Inc., as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.19
Stock Pledge Agreement, dated as of August 21, 2014, by and between VS Hercules LLC, as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 10.4 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.20
Stock Pledge Agreement, dated as of August 21, 2014, by and between FDC Vitamins, LLC, as Pledgor, and JPMorgan Chase Bank, N.A., as Pledgee. (Incorporated by reference to Exhibit 10.5 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.21
Guarantee of Vitamin Shoppe Industries Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated as of September 25, 2009, of obligations of VS Direct Inc. under the Amended and Restated Loan and Security Agreement, as amended. (Incorporated by reference to Exhibit 99.8 in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02))

10.22

Guarantee of VS Direct Inc. and Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.), dated as of September 25, 2009, of obligations of Vitamin Shoppe Industries Inc. under the Amended and Restated Loan and Security Agreement, as amended. (Incorporated by reference to Exhibit 99.9 in our Current Report on Form 8-K filed on September 30, 2009 (File No. 333-134983-02))

10.23
Guarantee of Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and VS Direct Inc., dated as of January 10, 2013, of obligations of Vitamin Shoppe Mariner, Inc. under the Amended and Restated Loan Agreement, as amended. (Incorporated by reference to Exhibit 10.5 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.24
Guarantee of Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc., VS Direct Inc. and Vitamin Shoppe Mariner, Inc., dated as of October 11, 2013, of the obligations of Vitamin Shoppe Global, Inc. under the Amended and Restated Loan Agreement, as amended. (Incorporated by reference to Exhibit 10.7 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.25
Guarantee, dated as of August 21, 2014, by Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc., VS Direct Inc., Vitamin Shoppe Mariner, Inc., Vitamin Shoppe Global, Inc., VS Hercules LLC, FDC Vitamins, LLC and Betancourt Sports Nutrition, LLC, of the obligations of one another under the Amended and Restated Loan Agreement, as amended. (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.26
Joinder Agreement, dated as of January 10, 2013, by and between Vitamin Shoppe Mariner, Inc., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.4 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.27
Joinder Agreement, dated as of October 11, 2013, by and between Vitamin Shoppe Global, Inc., and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.6 in our Current Report on Form 8-K filed on October 16, 2013 (File No. 001-34507))

10.28
Joinder Agreement, dated as of August 21, 2014, by and between VS Hercules LLC, FDC Vitamins, LLC, Betancourt Sports Nutrition, LLC, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on August 27, 2014 (File No. 001-34507))

10.29
Joinder Agreement, dated as of March 20, 2015 by and between Vitamin Shoppe Procurement Services, Inc. and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.29 in our Annual Report on Form 10-K filed on February 23, 2016 (File No. 001-34507))

10.30
Form of Indemnification Agreement by and among executive officer, Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.29 in Amendment No. 4 to our Registration Statement No. 333-160756 on Form S-1 filed on October 14, 2009 (File No. 333-160756))

10.31
Form of Indemnification Agreement by and among director, Vitamin Shoppe, Inc. (f/k/a VS Holdings, Inc.) and Vitamin Shoppe Industries Inc. * (Incorporated by reference to Exhibit 10.30 in Amendment No. 4 to our Registration Statement No. 333-160756 on Form S-1 filed on October 14, 2009 (File No. 333-160756))

10.32
VS Parent, Inc. 2006 Stock Option Plan. * (Incorporated by reference to Exhibit 10.27 in Amendment No. 5 to our Registration Statement No. 333-160756 on Form S-1 filed on October 22, 2009 (File No. 333-160756))

10.33
Vitamin Shoppe 2009 Equity Incentive Plan Amended and Restated Through April 6, 2012 * (Incorporated by reference to Annex A of the Definitive Proxy Statement of Vitamin Shoppe, Inc. filed on April 12, 2012 (File No. 001-34507))

10.34	Amended 2009 Equity Incentive Plan* (Incorporated by reference to Annex A of the Definitive Proxy Statement of Vitamin Shoppe, Inc. filed on April 27, 2017 (File No. 001-34507))

10.35	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.06 in our Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-34507))

10.36	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.07 in our Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-34507))

10.37	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.08 in our Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-34507))

10.38	Form of Restricted Cash Award Agreement* (Incorporated by reference to Exhibit 10.52 in our Annual Report on Form 10-K filed on February 27, 2018 (File No. 001-34507))

10.39	Form of Performance Cash Award Agreement* (Incorporated by reference to Exhibit 10.53 in our Annual Report on Form 10-K filed on February 27, 2018 (File No. 001-34507))

10.40	Vitamin Shoppe 2018 Long-Term Incentive Plan (LTIP)* (Incorporated by reference to Appendix A of the Definitive Proxy Statement of Vitamin Shoppe, Inc. filed on May 18, 2018 (File No. 001-34507))

10.41	Form of Restricted Stock Award Agreement - 2018 LTIP* (Incorporated by reference to Exhibit 10.2 in our Quarterly Report on Form 10-Q filed on August 8, 2018 (File No. 001-34507))

10.42	Form of Performance Stock Unit Award Agreement - 2018 LTIP* (Incorporated by reference to Exhibit 10.3 in our Quarterly Report on Form 10-Q filed on August 8, 2018 (File No. 001-34507))

10.43	Form of Restricted Stock Unit Agreement for Directors - 2018 LTIP* (Incorporated by reference to Exhibit 10.4 in our Quarterly Report on Form 10-Q filed on August 8, 2018 (File No. 001-34507))

10.44	Form of Performance Cash Award Agreement - 2018 LTIP* (Filed herewith)

10.45	Form of Restricted Cash Agreement - 2018 LTIP* (Filed herewith)

10.46
Restricted Stock Unit Award Agreement - Alex Smith, Executive Chairman, July 2, 2018*(Incorporated by reference to Exhibit 10.5 in our Quarterly Report on Form 10-Q filed on August 8, 2018 (File No. 001-34507))

10.47	Vitamin Shoppe 2010 Employee Stock Purchase Plan. * (Incorporated by reference to Exhibit 10.16 in our Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34507))

10.48
Amendment to Vitamin Shoppe 2010 Employee Stock Purchase Plan* (Incorporated by reference to Appendix B to the Definitive Proxy Statement of Vitamin Shoppe, Inc. filed on May 18, 2018 (File No. 001-34507)

10.49	Director Compensation Plan and Stock Ownership Guidelines.* (Filed herewith)

10.50
Vitamin Shoppe, Inc. Executive Severance Pay Policy, amended and restated effective as of March 4, 2016 (Incorporated by reference to Exhibit 10.01 in our Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-34507))

10.51
Lease Agreement, dated as of May 2, 2002, by and between Hartz Mountain Industries, Inc. and Vitamin Shoppe Industries Inc. (Incorporated by reference to Exhibit 10.22 in our Registration Statement No. 333-134983 on Form S-4 filed on June 13, 2006 (File No. 333-134983-02))

10.52
Lease Agreement, dated as of August 27, 2012, by and between CLF Ashland, LLC and Vitamin Shoppe Industries Inc. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on August 31, 2012 (File No. 001-34507))

10.53
Lease Agreement dated as of December 21, 2016, by and between Vitamin Shoppe Procurement Services, Inc. and Coldwater Industrial Associates 3, LLC (Incorporated by reference to Exhibit 10.65 in our Annual Report on Form 10-K filed on March 1, 2017 (File No. 001-34507))

10.54
Agreement, dated as of February 21, 2017, by and among Vitamin Shoppe, Inc. and Carlson Capital (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on February 21, 2017 (File No. 001-34507))

10.55
Cooperation Agreement dated as of April 20, 2018 by and among Vitamin Shoppe, Inc., Shah Capital Management, Inc., Shah Capital Opportunity Fund LP and Himanshu H. Shah (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on April 23, 2018 (File No. 001-34507))

10.56
Cooperation Agreement dated as of April 20, 2018 by and among Vitamin Shoppe, Inc., Vintage Capital Management, LLC, Kahn Capital Management, LLC and Brian R. Kahn (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on April 23, 2018 (File No. 001-34507))

10.57
Employment and Non-Competition Agreement, dated as of March 3, 2015, among Colin Watts and Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and all of their subsidiaries and affiliates. * (Incorporated by reference to Exhibit 99.2 in our Current Report on Form 8-K filed on March 4, 2015 (File No. 001-34507))

10.58
Letter Agreement dated as of February 26, 2018 by and between Vitamin Shoppe, Inc. and Colin Watts (Incorporated by reference to Exhibit 99.1 in our Current Report on Form 8-K filed on February 27, 2018 (File No. 001-34507))

10.59
Offer Letter, dated as of March 24, 2016 among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Brenda Galgano * (Incorporated by reference to Exhibit 10.03 in our Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-34507))

10.60
General Release and Waiver, dated as of June 4, 2018, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Brenda Galgano (Incorporated by reference to Exhibit 10.10 in our Quarterly Report on Form 10-Q filed on August 8, 2018 (File No. 001-34507))

10.61
Consulting Agreement, dated as of June 6, 2018 by and between Vitamin Shoppe Industries Inc. and Brenda Galgano (Incorporated by reference to Exhibit 10.11 in our Quarterly Report on Form 10-Q filed on August 8, 2018 (File No. 001-34507))

10.62
Offer Letter, dated June 27, 2017, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Bill Wafford* (Incorporated by reference to Exhibit 10.8 in our Quarterly Report on Form 10-Q filed on August 8, 2018 (File No. 001-34507))

10.63
Letter of Promotion, dated as of June 5, 2018, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Bill Wafford* (Incorporated by reference to Exhibit 10.7 in our Quarterly Report on Form 10-Q filed on August 8, 2018 (File No. 001-34507))

10.64
Offer Letter Agreement, dated as of January 12, 2018, by and between David Mock and Vitamin Shoppe, Inc.* (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on August 1, 2018 (File No. 001-34507))

10.65	Performance Share Unit Award Agreement for David Mock* (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on August 1, 2018 (File No. 001-34507))

10.66	Restricted Stock Unit Award Agreement for David Mock* (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on August 1, 2018 (File No. 001-34507))

10.67
Offer Letter, dated as of June 4, 2018, among Vitamin Shoppe, Inc., Vitamin Shoppe Industries Inc. and Chuck Knight* (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on June 25, 2018 (File No. 001-34507))

10.68
Employment and Non-Competition Agreement dated as of July 17, 2018 by and between Sharon Leite, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc.* (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on July 23, 2018 (File No. 001-34507)

10.69
Relocation and Repayment Agreement, dated as of July 17, 2018, by and between Sharon Leite, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc.* (Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K filed on July 23, 2018 (File No. 001-34507))

10.70	Form on Performance Stock Unit Award Agreement - Sharon Leite* (Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on July 23, 2018 (File No. 001-34507))

10.71	Offer Letter Agreement, dated as of July 14, 2015, by and between David Kastin and Vitamin Shoppe, Inc.* (Filed herewith)

10.72	Offer Letter Agreement, dated as of October 30, 2018, by and between Andrew Laudato and Vitamin Shoppe Industries Inc.* (Filed herewith)

10.73	Offer Letter Agreement, dated as of October 12, 2018, by and between Stacey Renfro and Vitamin Shoppe Industries Inc.* (Filed herewith)

10.74	Amendment to Offer Letter, dated as of November 12, 2018 by and between Stacey Renfro and Vitamin Shoppe Industries Inc.* (Filed herewith)

10.75	Offer Letter Agreement, dated as of January 13, 2019, by and between Neal Panza and Vitamin Shoppe Industries Inc.* (Filed herewith)

21.1	Subsidiaries of the Registrant. (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (Filed herewith )

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (Filed herewith )

101

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017; (b) Consolidated Statements of Operations for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016; (c) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016; (d) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016; (e) Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016; and (f) Notes to Consolidated Financial Statements for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016.

* Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2019.

VITAMIN SHOPPE, INC.

By:	/s/ Sharon M. Leite
Sharon M. Leite Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ Alexander W. Smith	Non-Executive Chairman, Director	February 26, 2019
Alexander W. Smith

By:	/s/ Sharon M. Leite	Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2019
Sharon M. Leite

By:	/s/ Bill Wafford	EVP, Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Bill Wafford

By:	/s/ Charles D. Knight	SVP, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 26, 2019
Charles D. Knight

By:	/s/ Deborah M. Derby	Director	February 26, 2019
Deborah M. Derby

By:	/s/ David H. Edwab	Director	February 26, 2019
David H. Edwab

By:	/s/ Melvin Keating	Director	February 26, 2019
Melvin Keating

By:	/s/ Guillermo Marmol	Director	February 26, 2019
Guillermo Marmol

By:	/s/ Himanshu Shah	Director	February 26, 2019
Himanshu Shah

By:	/s/ Timothy J. Theriault	Director	February 26, 2019
Timothy J. Theriault

By:	/s/ Sing Wang	Director	February 26, 2019
Sing Wang

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2018. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published in 2013. Based on this assessment, management has determined that, as of December 29, 2018, our internal control over financial reporting is effective based on those criteria.
The Company’s internal control over financial reporting as of December 29, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.
February 26, 2019

/s/ Sharon M. Leite	/s/ Bill Wafford
Sharon M. Leite	Bill Wafford
Chief Executive Officer	EVP and Chief Financial Officer
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
February 26, 2019

/s/ Sharon M. Leite	/s/ Bill Wafford
Sharon M. Leite	Bill Wafford
Chief Executive Officer	EVP and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vitamin Shoppe, Inc.
Secaucus, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vitamin Shoppe, Inc. and Subsidiary (the "Company") as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements.

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
February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vitamin Shoppe, Inc.
Secaucus, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vitamin Shoppe, Inc. and Subsidiary (the "Company") as of December 29, 2018 and December 30, 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 29, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 26, 2019

We have served as the Company's auditor since 1997.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,668	$1,947
Inventories	189,273	218,087
Prepaid expenses and other current assets	27,921	39,473
Current assets held for sale	—	22,625
Total current assets	219,862	282,132
Property and equipment, net	123,002	141,520
Intangibles, net	11,088	11,040
Deferred taxes	31,659	37,278
Other long-term assets	2,468	2,572
Noncurrent assets held for sale	—	16,891
Total assets	$388,079	$491,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$12,000
Accounts payable	39,789	46,921
Deferred sales	5,455	5,710
Accrued expenses and other current liabilities	60,553	56,935
Current liabilities held for sale	—	5,337
Total current liabilities	105,797	126,903
Convertible notes, net	55,570	126,415
Deferred rent	37,034	40,832
Other long-term liabilities	1,337	1,916
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at December 29, 2018 and December 30, 2017	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 24,234,651 shares issued and 23,974,031 shares outstanding at December 29, 2018, and 24,220,509 shares issued and 24,021,948 shares outstanding at December 30, 2017	242	242
Additional paid-in capital	85,853	88,823
Treasury stock, at cost; 260,620 shares at December 29, 2018 and 198,561 shares at December 30, 2017	(7,314)	(7,010)
Retained earnings	109,560	113,312
Total stockholders’ equity	188,341	195,367
Total liabilities and stockholders’ equity	$388,079	$491,433
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net sales	$1,114,160	$1,146,499	$1,239,226
Cost of goods sold	759,367	783,932	819,690
Gross profit	354,793	362,567	419,536
Selling, general and administrative expenses	344,947	332,199	328,939
Goodwill, tradename and store fixed-assets impairment charges	3,017	274,876	797
Income (loss) from operations	6,829	(244,508)	89,800
Gain on extinguishment of debt	16,902	—	—
Interest expense, net	6,602	9,701	9,523
Income (loss) before provision (benefit) for income taxes	17,129	(254,209)	80,277
Provision (benefit) for income taxes	3,588	(18,882)	29,065
Net income (loss) from continuing operations	13,541	(235,327)	51,212
Net loss from discontinued operations, net of tax	(17,293)	(16,824)	(26,248)
Net income (loss)	$(3,752)	$(252,151)	$24,964
Weighted average common shares outstanding
Basic	23,496,841	23,137,977	23,875,540
Diluted	23,496,841	23,137,977	24,067,686
Net income (loss) from continuing operations per common share
Basic	$0.58	$(10.17)	$2.14
Diluted	$0.58	$(10.17)	$2.13
Net loss from discontinued operations per common share
Basic	$(0.74)	$(0.73)	$(1.10)
Diluted	$(0.74)	$(0.73)	$(1.09)
Net income (loss) per common share
Basic	$(0.16)	$(10.90)	$1.05
Diluted	$(0.16)	$(10.90)	$1.04
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net income (loss)	$(3,752)	$(252,151)	$24,964
Other comprehensive income:
Foreign currency translation adjustments	—	—	60
Other comprehensive income	—	—	60
Comprehensive income (loss)	$(3,752)	$(252,151)	$25,024
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
 Figures may not sum due to rounding

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Shares	Amounts	Shares	Amounts				Total
Balance at December 26, 2015	25,993,715	$260	(120,134)	$(5,225)	$139,827	$(60)	$340,499	$475,301
Comprehensive income	—	—	—	—	—	60	24,964	25,024
Equity compensation	—	—	—	—	6,380	—	—	6,380
Issuance of restricted shares	196,777	2	—	—	(2)	—	—	—
Issuance of shares	11,942	—	—	—	333	—	—	333
Purchases of treasury stock	—	—	(41,051)	(1,205)	—	—	—	(1,205)
Purchases of shares under Share Repurchase Programs	(2,552,556)	(26)	—	—	(65,985)	—	—	(66,011)
Cancellation of restricted shares	(103,362)	(1)	—	—	1	—	—	—
Issuance of shares under employee stock purchase plan	33,442	1	—	—	822	—	—	823
Exercises of stock options	5,282	—	—	—	90	—	—	90
Tax benefits on exercise of equity awards	—	—	—	—	(739)	—	—	(739)
Balance at December 31, 2016	23,585,240	236	(161,185)	(6,430)	80,727	—	365,463	439,996
Comprehensive loss	—	—	—	—	—	—	(252,151)	(252,151)
Equity compensation	—	—	—	—	6,122	—	—	6,122
Issuance of restricted shares	607,161	6	—	—	(6)	—	—	—
Purchases of treasury stock	—	—	(37,376)	(580)	—	—	—	(580)
Cancellation of restricted shares	(140,391)	(2)	—	—	2	—	—	—
Issuance of shares under employee stock purchase plan	68,499	1	—	—	468	—	—	469
Exercises of stock options	100,000	1	—	—	1,510	—	—	1,511
Balance at December 30, 2017	24,220,509	242	(198,561)	(7,010)	88,823	—	113,312	195,367
Comprehensive loss	—	—	—	—	—	—	(3,752)	(3,752)
Equity compensation	—	—	—	—	2,663	—	—	2,663
Issuance of restricted shares	375,182	4	—	—	(4)	—	—	—
Purchases of treasury stock	—	—	(62,059)	(304)	—	—	—	(304)
Cancellation of restricted shares	(431,728)	(4)	—	—	4	—	—	—
Issuance of shares under employee stock purchase plan	70,688	1	—	—	289	—	—	290
Repurchases of Convertible Notes	—	—	—	—	(5,922)	—	—	(5,922)
Balance at December 29, 2018	24,234,651	$242	(260,620)	$(7,314)	$85,853	$—	$109,560	$188,341

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cash flows from operating activities:
Net income (loss)	$(3,752)	$(252,151)	$24,964
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	42,114	39,204	38,780
Impairment charges on goodwill	—	210,633	32,636
Impairment charges on intangible assets	8,174	59,405	6,594
Impairment charges on fixed assets	11,057	6,658	797
Loss on sale of FDC Vitamins, LLC	203	—	—
Amortization of deferred financing fees	604	898	957
Gain on extinguishment of debt	(16,902)	—	—
Amortization of debt discount on convertible notes	3,170	4,781	4,690
Deferred income taxes	5,619	(19,834)	(13,683)
Deferred rent	(3,881)	(2,431)	(3,226)
Equity compensation expense	2,663	6,122	6,292
Issuance of shares for services rendered	—	—	333
Tax benefits on exercises of equity awards	792	1,017	739
Changes in operating assets and liabilities:
Accounts receivable	(1,458)	1,102	70
Inventories	33,052	10,573	(13,078)
Prepaid expenses and other current assets	11,691	(5,916)	(8,521)
Other long-term assets	(16)	(598)	116
Accounts payable	(7,104)	(12,916)	26,522
Deferred sales	(255)	501	(15,277)
Accrued expenses and other current liabilities	4,873	7,047	2,921
Other long-term liabilities	(497)	2,094	747
Net cash provided by operating activities	90,147	56,189	93,373
Cash flows from investing activities:
Capital expenditures	(28,138)	(55,020)	(40,068)
Net proceeds on sale of FDC Vitamins, LLC	14,847	—	—
Trademarks and other intangible assets	(372)	(428)	(291)
Net cash used in investing activities	(13,663)	(55,448)	(40,359)
Cash flows from financing activities:
Borrowings under revolving credit facility	163,000	118,000	82,000
Repayments of borrowings under revolving credit facility	(175,000)	(117,000)	(79,000)
Purchases of convertible notes	(63,891)	—	—
Bank overdraft	601	(3,265)	(1,041)
Payments of capital lease obligations	(477)	(451)	(207)
Proceeds from exercises of common stock options	—	1,511	90
Issuance of shares under employee stock purchase plan	290	469	823
Purchases of treasury stock	(304)	(580)	(1,205)

Purchases of shares under Share Repurchase Programs	—	—	(66,011)
Tax benefits on exercises of equity awards	—	—	(739)
Deferred financing fees and other	17	(346)	(14)
Net cash used in financing activities	(75,764)	(1,662)	(65,304)
Effect of exchange rate changes on cash and cash equivalents	1	35	19
Net increase (decrease) in cash and cash equivalents	721	(886)	(12,271)
Cash and cash equivalents beginning of year	1,947	2,833	15,104
Cash and cash equivalents end of year	$2,668	$1,947	$2,833
Supplemental disclosures of cash flow information:
Interest paid	$3,186	$3,953	$3,715
Income taxes (refunded) paid	$(14,915)	$6,610	$33,655
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$1,935	$4,457	$4,630
Assets acquired under capital leases	$—	$891	$1,589
Assets acquired under tenant incentives	$—	$2,986	$—
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Vitamin Shoppe, Inc. (“VSI”), is incorporated in the State of Delaware, and through its wholly-owned subsidiary, Vitamin Shoppe Industries Inc. (“Subsidiary” or “Industries” together with VSI, the “Company”), is an omni-channel specialty retailer of nutritional products. Sales of both national brands and our own brands of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products (“VMS products”) are made through VSI-operated retail stores, the internet and mobile devices to customers located primarily in the United States.

The Company’s fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week or 53-week period, ending on the last Saturday in December. Fiscal 2016 was a 53-week fiscal year.

The consolidated financial statements for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 include the accounts of VSI and Subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements for Fiscal 2017 and Fiscal 2016 have been restated, where appropriate, to reflect discontinued operations. Refer to Note 3., "Discontinued Operations" for additional information. As a result of the discontinued operations, the Company currently operates through one business segment.
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
Inventories—Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method. Inventory includes costs of freight on internally transferred merchandise, and costs associated with our buying department and distribution facilities which are capitalized into inventory and then expensed as merchandise is sold. In addition, the cost of inventory is reduced by purchase discounts and other allowances received from certain of our vendors. The Company estimates losses for expiring inventory and the net realizable value of inventory based on when a product is close to expiration and not expected to be sold, when a product has reached its expiration date, or when a product is not expected to be saleable. In determining the reserves for these products, consideration is given to such factors as the amount of inventory on hand, the remaining shelf life, current and expected market conditions, historical trends and the likelihood of recovering the inventory costs based on anticipated demand. The following table details the activity and balances for the Company’s reserve for inventory for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 (in thousands):

	Balance at Beginning of Fiscal Year	Amounts Charged to Cost of Goods Sold	Write-Offs Against Reserves	Balance at End of Fiscal Year
Fiscal Year Ended December 29, 2018	$3,667	$14,157	$(14,753)	$3,071
Fiscal Year Ended December 30, 2017	$5,189	$14,274	$(15,796)	$3,667
Fiscal Year Ended December 31, 2016	$4,939	$8,888	$(8,638)	$5,189
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
Intangibles—Indefinite-lived intangibles are not amortized. Evaluations for impairment are performed at least annually, in the fourth quarter of each year, or whenever impairment indicators exist. The evaluation of indefinite-lived intangibles may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value is less than its carrying value. A quantitative evaluation is performed if the qualitative evaluation results in a more likely than not determination or if a qualitative evaluation is not performed. For the Company's indefinite-lived tradename, we utilize the royalty relief method in our quantitative evaluations. Under the royalty relief method, a royalty rate is determined based on comparable licensing arrangements which is applied to the revenue projections for the indefinite-lived tradename and the fair value is calculated using a discounted cash flow analysis. Cash flows are discounted using an internally derived weighted average cost of capital which reflects the costs of borrowing as well as the associated risk. Impairment tests between annual tests may be undertaken if an event occurs or circumstances change that could reduce the fair value of the indefinite-lived tradename below its carrying value. The valuation of indefinite-lived intangible assets is affected by, among other things, the Company’s projections for the future and estimated results of future operations. Changes in the business plan or operating results that are different than the estimates used to develop the valuation of the assets may impact these valuations. For those intangible assets which have definite lives, the Company amortizes their cost on a straight-line basis over their estimated useful lives, the periods of which vary based on their particular contractual terms.
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
Rent Expenses, Deferred Rent and Landlord Construction Allowances—Rent expense and rent incentives, including landlord construction allowances, are recognized on a straight-line basis over the lease term. The Company records rent expense for stores and distribution centers as a component of cost of goods sold. The Company accounts for landlord construction allowances as lease incentives and records them as a component of deferred rent, which is recognized in cost of goods sold over the lease term.
Revenue Recognition—The Company recognizes revenue from retail customers when merchandise is sold "at point of sale" in retail stores or upon delivery to a customer. Substantially all revenue from customers represents goods transferred at a point in time. The Company considers control of retail products to have transferred upon delivery, at the retail location or the place of delivery, because the Company has a present right to payment at that time, the customer has legal title to the products, the Company has transferred physical possession of the products, and the customer has significant risks and rewards of ownership of the products. In addition, the Company classifies amounts billed to customers that represent shipping fees as sales. Amount recognized as shipping revenue during Fiscal 2018, Fiscal 2017 and Fiscal 2016, were $2.3 million, $2.1 million and $2.1 million respectively. To arrive at net sales, gross sales are reduced by deferred sales, customer discounts, actual customer returns, and a provision for estimated future customer returns, which is based on management’s review of historical information. Sales taxes collected from customers are presented on a net basis and as such are excluded from revenue. During Fiscal 2018, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). For additional information regarding our adoption of ASU 2014-09, refer to Note 8., "Revenue Recognition".
Cost of Goods Sold—The Company includes the cost of inventory sold, costs of warehousing, distribution and store occupancy costs. Warehousing and distribution costs, which are capitalized into inventory and then expensed as merchandise is sold, include freight to transfer merchandise, costs associated with our buying department and distribution facilities. Store occupancy costs include rent, common area maintenance, real estate taxes and utilities.
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
Advertising Costs—The costs of advertising for online marketing arrangements, magazines, direct mail and radio are expensed as incurred, or the first time the advertising takes place. Advertising expense was $24.0 million, $27.3 million and $20.7 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
Online Marketing Arrangements—The Company has entered into online marketing arrangements with various online companies. These agreements are established for periods of 24 months, 12 months or, in some cases, a lesser period and generally provide for compensation based on revenue sharing upon the attainment of stipulated revenue amounts, a percentage of the media expenditure managed by the online partner, or based on the number of visitors that the online company refers to the Company and are expensed as incurred. The Company had no fixed payment commitments during Fiscal 2018, Fiscal 2017 and Fiscal 2016.
Income Taxes—Deferred income tax assets and liabilities are recorded in accordance with the liability method. Deferred income taxes have been provided for temporary differences between the tax bases and financial reporting bases of the Company’s assets and liabilities using the tax rates and laws in effect for the periods in which the differences are expected to reverse.
The Tax Cut and Jobs Act of 2017 was enacted on December 22, 2017, reducing the statutory federal income tax rate from 35% to 21%, effective January 1, 2018. As required, the Company determined the effects of tax reform and recorded a provisional amount in Fiscal 2017 and final amount in Fiscal 2018. The Company expects no further impacts resulting from the Tax Cut and Jobs Act of 2017.
The Company accounts for tax positions based on the provisions of the accounting literature related to accounting for uncertainty in income tax positions. Such literature provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For tax positions that are not more likely than not sustainable upon audit, the Company recognizes the largest amount of the benefit that is more likely than not to be sustained. The Company makes estimates of the potential liability based on our assessment of all potential tax exposures. In addition, the Company uses factors such as applicable tax laws and regulations, current information and past experience with similar issues to make these assessments. The tax positions are analyzed regularly and adjustments are made as events occur that warrant adjustments for those positions. These tax positions were not significant for Fiscal 2018, 2017 and 2016. The Company records interest expense and penalties payable to relevant tax authorities as income tax expense.
Concentrations of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, include debit and credit card processors of retail transactions. Accounts receivable from debit and credit card processors, included in prepaid expenses and other current assets on the consolidated balance sheets, totaled $8.1 million at December 29, 2018 and $10.7 million at December 30, 2017.
The Company had two suppliers from whom we purchased at least 5% of our merchandise during Fiscal 2018, two suppliers from whom we purchased at least 5% of our merchandise during Fiscal 2017 and one supplier from whom we purchased at least 5% of our merchandise during Fiscal 2016. We purchased approximately 15% of our total merchandise from these suppliers during Fiscal 2018, approximately 15% during Fiscal 2017 and 11% during Fiscal 2016.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits.
Stock-Based Compensation—Stock-based compensation cost is measured at the grant date based on the fair value of awards and is recognized as expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, net of anticipated forfeitures. With the exception of restricted shares, performance share units and restricted share units, determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Compensation expense resulting from the granting of restricted shares, performance share units and restricted share units is based on the grant date fair value of those common shares and is recognized generally over the two to three year vesting period for restricted shares, the approximately three year vesting period for performance share units and over the quarterly to three year vesting periods for restricted share units. For accounting purposes, the expense for performance based stock options, performance based restricted shares and performance share units is calculated and recorded, based on the determination that the achievement of the pre-established performance targets are probable, over the relevant service period.
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
The components of the calculation of basic net income (loss) per common share and diluted net income (loss) per common share are as follows (in thousands except share and per share data):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Numerator:
Net income (loss) from continuing operations	$13,541	$(235,327)	$51,212
Net loss from discontinued operations	(17,293)	(16,824)	(26,248)
Net income (loss)	$(3,752)	$(252,151)	$24,964
Denominator:
Basic weighted average common shares outstanding	23,496,841	23,137,977	23,875,540
Effect of dilutive securities (a):
Stock options	—	—	68,272
Restricted shares	—	—	115,287
Performance share units	—	—	7,173
Restricted share units	—	—	1,414
Diluted weighted average common shares outstanding	23,496,841	23,137,977	24,067,686

Basic net income (loss) from continuing operations per common share	$0.58	$(10.17)	$2.14
Diluted net income (loss) from continuing operations per common share	$0.58	$(10.17)	$2.13

Basic net loss from discontinued operations per common share	$(0.74)	$(0.73)	$(1.10)
Diluted net loss from discontinued operations per common share	$(0.74)	$(0.73)	$(1.09)

Basic net income (loss) per common share	(0.16)	$(10.90)	$1.05
Diluted net income (loss) per common share	(0.16)	$(10.90)	$1.04
(a) For Fiscal 2018 and 2017, due to a loss for the period, no incremental shares are included because the effect would be anti-dilutive.

Securities for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 for 560,807, 657,823 and 24,140 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.
The Company has the intent and ability to settle the principal portion of its Convertible Notes in cash, and as such, has applied the treasury stock method, which has resulted in the underlying convertible shares, and related warrants, being anti-dilutive in Fiscal 2018, 2017 and 2016 as the Company’s average stock price from the date of issuance of the Convertible Notes through December 29, 2018 was less than the conversion price as well as less than the strike price of the warrant transaction. Refer to Note 7. Credit Arrangements for additional information on the Convertible Notes.
Recent Accounting Pronouncements— Except as noted below, the Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on its results of operations, financial condition, or cash flows, based on current information.
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The Company has elected to adopt ASU 2016-02 in accordance with Accounting Standards Update No. 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). Under the transition method included in ASU 2018-11, the Company will initially apply ASU 2016-02 at the adoption date of December 30, 2018, which is the first day of Fiscal 2019, and will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company’s reporting for the comparative periods presented in its financial statements will continue to be in accordance with previous GAAP (Topic 840, Leases). Under this transition method, the Company will provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The Company is in the process of finalizing its adoption of ASU 2016-02. Generally, the Company expects ASU 2016-02 will not have a material impact on its results of operations, however, the Company expects to recognize a cumulative-effect charge of approximately $4.0 million to $6.0 million to the opening balance of retained earnings in the period of adoption which represents impairment charges to the right-of-use assets. This cumulative-effect charge will result in lower rent expense related to the applicable store locations in subsequent periods. During the period of adoption, the Company expects to recognize a right-of-use assets opening balance of approximately $450.0 million to $470.0 million and a lease liabilities opening balance of approximately $490.0 million to $510.0 million. The adoption of ASU 2016-02 is expected to have no impact on the Company's debt covenants or liquidity. In addition, the Company is making the following modifications to internal controls over financial reporting, beginning in Fiscal 2019, and changes to its accounting policies and procedures, operational processes, and documentation practices:

▪	Implementing a new information technology system to capture, calculate, and account for leases.

▪	Enhanced the risk assessment process to take into account risks associated with Topic 842.

▪
Modified existing controls that address risks associated with accounting for lease assets and liabilities and the related income and expense. This included modifying our contract review controls to consider the new criteria for determining whether a contract is or contains a lease, specifically to clarify the definition of a lease and align with the concept of control.

▪	Updating our policies and procedures related to accounting for lease assets and liabilities and related income and expense.

▪	Added controls to address related required disclosures regarding leases, including our significant assumptions and judgments used in applying Topic 842.
3. Discontinued Operations
On May 7, 2018, the Company sold certain assets, including the Betancourt Nutrition® brand, and liabilities of FDC Vitamins, LLC d/b/a Nutri-Force Nutrition (“Nutri-Force”) to Arizona Nutritional Supplements, LLC (“ANS”). Proceeds from the sale, net of transaction costs, were approximately $14.8 million. The Company recognized a pre-tax loss on the sale of Nutri-Force of $0.2 million. In addition, the parties executed supply agreements in which the Company has agreed to purchase a total of $53.0 million annually of its private label products and Betancourt Nutrition® brand products from ANS for a term of five years.
The results of operations of Nutri-Force for the fiscal year ended December 29, 2018 are classified as discontinued operations in the consolidated statements of operations. The consolidated balance sheet as of December 30, 2017 and the statements of operations for the fiscal years ended December 30, 2017 and December 31, 2016 have been restated to reflect the discontinued operations.

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
	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Major classes of line items constituting net loss on discontinued operations:
Net sales (1)	$11,186	$32,195	$50,017
Cost of goods sold	10,133	35,385	43,197
Fixed assets impairment charges	7,236	1,820	—
Gross profit (loss)	(6,183)	(5,010)	6,820
Selling, general and administrative expenses	5,090	13,295	11,813
Intangible assets and fixed assets impairment charges	8,978	—	39,230
Discontinued operations loss	203	—	—
Loss before benefit for income taxes	(20,454)	(18,305)	(44,223)
Benefit for income taxes	(3,161)	(1,481)	(17,975)
Net loss	$(17,293)	$(16,824)	$(26,248)

(1)	Includes $2.4 million related to a transition services agreement during the fiscal year ended December 29, 2018.

Cash Flow Disclosures for Discontinued Operations (in thousands)
	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cash flows provided by (used in) operating activities	$(14,176)	$2,240	$3,678
Cash flows provided by (used in) investing activities	$14,752	$(1,630)	$(2,544)

Depreciation and amortization	$769	$1,126	$1,676
Capital expenditures	$94	$1,630	$2,544

4. Goodwill and Intangible Assets
The following table discloses the carrying value of all intangible assets (in thousands):

	December 29, 2018				December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges (1)	Net	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges (1)	Net
Intangible assets:
Goodwill	$210,633	$—	$210,633	$—	$210,633	$—	$210,633	$—
Tradenames - Indefinite-lived	68,405	—	59,405	9,000	68,405	—	59,405	9,000
Tradenames - Definite-lived	5,764	3,676	—	2,088	5,392	3,352	—	2,040
	$284,802	$3,676	$270,038	$11,088	$284,430	$3,352	$270,038	$11,040

(1)
During the second quarter of Fiscal 2017, the Company experienced a significant reduction to its market capitalization. As a result of changed market conditions and the Company's updated initiatives for the second half of Fiscal 2017, the Company revised the outlook for Fiscal 2017 and updated its long-range plan to reflect its operations in this increasingly competitive environment. Based on these factors, the Company concluded that an impairment trigger occurred for the retail reporting unit and therefore interim impairment tests of goodwill and other intangible assets were performed. The results of the interim goodwill impairment test indicated that the carrying value of the retail reporting unit exceeded its fair value, and in accordance with the early adoption of ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment, the Company recorded an impairment charge on the goodwill of its retail segment of $164.3 million, of which $130.9 million was not deductible for income tax purposes.

During the third quarter of Fiscal 2017, the Company experienced another significant reduction to its market capitalization. As a result, the Company concluded that an impairment trigger occurred for the retail reporting unit and therefore interim impairment tests of goodwill and other intangible assets were performed. The Company also had recently updated its long-range plan. The results of the interim goodwill and other intangible assets impairment tests indicated that the carrying value of the Vitamin Shoppe tradename exceeded its fair value and that the carrying value of the retail reporting unit exceeded its fair value. The Company recorded an impairment charge on the Vitamin Shoppe tradename of $59.4 million. The Company also recorded an impairment charge for the remaining goodwill of its retail segment of $46.3 million, which was not deductible for income tax purposes.
Total goodwill impairment charges during Fiscal 2017 were $210.6 million, of which $177.2 million was not deductible for income tax purposes, as reflected in the effective tax rate benefit for the fiscal year ended December 30, 2017. In addition, the tradename impairment charge of $59.4 million and the tax deductible portion of the goodwill impairment charges of $33.4 million resulted in an increase to the Company's net deferred tax assets of $23.7 million for the fiscal year ended December 30, 2017.

Intangible amortization expense for Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $0.3 million in each of these fiscal years.
The useful lives of the Company’s definite-lived intangible assets are 10 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at December 29, 2018, is as follows (in thousands):

Fiscal 2019	$334
Fiscal 2020	334
Fiscal 2021	334
Fiscal 2022	331
Fiscal 2023	285
Thereafter	470
$2,088
5. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 29, 2018	December 30, 2017
Leasehold improvements	$166,397	$176,025
Furniture, fixtures and equipment	174,878	197,774
Software	88,943	98,128
	430,218	471,927
Less: accumulated depreciation and amortization	(312,977)	(334,082)
Subtotal	117,241	137,845
Construction in progress	5,761	3,675
	$123,002	$141,520
Depreciation and amortization expense on property and equipment for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 was approximately $41.0 million, $37.8 million and $36.8 million, respectively. The Company recognized store impairment charges of $3.0 million during Fiscal 2018 on fixed assets related to thirty of its underperforming retail locations still in use in the Company’s operations. The Company recognized store impairment charges of $4.8 million during Fiscal 2017 on fixed assets related to thirty-four of its underperforming retail locations, thirty-one of which are still in use in the Company’s operations. The Company recognized store impairment charges of $0.8 million during Fiscal 2016 on fixed assets related to five of its underperforming retail locations still in use in the Company's operations. Impairment charges on the fixed assets of retail locations during Fiscal 2018, 2017 and 2016 represented the full net book value of the fixed assets of these retail locations.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 29, 2018	December 30, 2017
Accrued salaries and related expenses	$24,048	$18,094
Sales tax payable and related expenses	7,092	7,088
Other accrued expenses	29,413	31,753
	$60,553	$56,935

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
During Fiscal 2018, the Company repurchased $83.3 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $63.9 million, which includes accrued interest of $0.4 million. The gain on extinguishment of the repurchased Convertible Notes was $16.9 million.

The Convertible Notes consist of the following components (in thousands):

	December 29, 2018	December 30, 2017
Liability component:
Principal	$60,439	$143,750
Conversion feature	(17,115)	(24,800)
Liability portion of debt issuance costs	(2,675)	(3,802)
Amortization	14,921	11,267
Net carrying amount	$55,570	$126,415
Equity component:
Conversion feature	$18,862	$24,800
Equity portion of debt issuance costs	(793)	(793)
Deferred taxes	941	941
Net carrying amount	$19,010	$24,948

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
The net proceeds from the Convertible Notes and related transactions of $125.7 million, net of commissions and offering costs of $4.6 million, were used to repurchase shares of the Company’s common stock under the Company’s share repurchase programs. Refer to Note 12. Share Repurchase Programs for additional information.
In connection with the repurchases of Convertible Notes, the convertible note hedge transactions and the warrant transaction noted above were reduced in ratable proportion to the face amount of Convertible Notes that were repurchased. The net proceeds received by the Company from these transactions were de minimis.
Revolving Credit Facility
As of December 29, 2018 and December 30, 2017, the Company had zero and $12.0 million of borrowings outstanding on its Revolving Credit Facility, respectively.
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
Subject to the terms of the Revolving Credit Facility, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain inventory as well as certain accounts receivable of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount borrowed during Fiscal 2018 was $44.0 million. The unused available line of credit under the Revolving Credit Facility at December 29, 2018 was $85.9 million.

Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.00%, 0.125% or 0.25% or the adjusted Eurodollar rate plus 1.00%, 1.125% or 1.25%, in each case with the highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 33% of the borrowing base availability under the Revolving Credit Facility, the second highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 66% and greater than or equal to 33% of the borrowing base availability under the Revolving Credit Facility and the lowest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is greater than or equal to 66% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility for Fiscal 2018 was 3.02%. The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility was 0.25% as of December 29, 2018 and December 30, 2017.
Interest expense, net for Fiscal 2018, 2017 and 2016 consists of the following (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Amortization of debt discount on Convertible Notes	$3,170	$4,781	$4,690
Interest on Convertible Notes	2,054	3,270	3,335
Amortization of deferred financing fees	604	898	957
Interest / fees on the Revolving Credit Facility and other interest	774	752	541
Interest expense, net	$6,602	$9,701	$9,523

8. Revenue Recognition
The Company recognizes revenue from retail customers when merchandise is sold “at point of sale” in retail stores or upon delivery to a customer. Substantially all revenue from customers represents goods transferred at a point in time.

The Company applied the modified retrospective method for the transition to FASB Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The modified retrospective method requires application of the revenue standard only to the current year financial statements (i.e., the financial statements for the year in which the revenue standard is first implemented). Under the modified retrospective method, an entity records a cumulative-effect adjustment on the opening balance sheet to retained earnings. The opening adjustment to retained earnings is determined on the basis of the impact of the revenue standard's application on contracts that were not completed as of the date of initial application. The Company did not record an opening adjustment to retained earnings as the impact of the application of the revenue standard was de minimis.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into two categories, sales fulfilled in stores and direct to consumer sales. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following table contains net sales by fulfillment category (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016 (a)
Net sales:
Sales fulfilled in stores	$967,258	$1,022,954	$1,109,202
Direct to consumer sales	146,902	123,545	130,024
Net sales	$1,114,160	$1,146,499	$1,239,226

(a)	Fiscal 2016 includes a 53rd week.

    The following table represents net sales by major product category (in thousands):

	Fiscal Year Ended
Product Category	December 29, 2018	December 30, 2017	December 31, 2016 (a)
Vitamins, Minerals, Herbs and Homeopathy	$331,017	$328,986	$339,597
Sports Nutrition	328,826	353,578	408,288
Specialty Supplements	288,939	294,546	308,945
Other	163,043	167,251	180,271
	1,111,825	1,144,361	1,237,101
Delivery Revenue	2,335	2,138	2,125
Total Net sales	$1,114,160	$1,146,499	$1,239,226

(a)	Fiscal 2016 includes a 53rd week.
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

The opening and closing balances of the Company’s receivables and contract liabilities are as follows (in thousands):

	Receivables	Contract Liabilities

Balances as of December 30, 2017	$10,937	$7,511
Increase	1,055	899
Balances as of March 31, 2018	11,992	8,410
Increase / (Decrease)	(560)	1,013
Balances as of June 30, 2018	11,432	9,423
Decrease	(515)	(2,498)
Balances as of September 29, 2018	10,917	6,925
Increase / (Decrease)	(2,706)	362
Balances as of December 29, 2018	$8,211	$7,287

Balances as of December 31, 2016	$11,012	$6,901
Increase / (Decrease)	744	(503)
Balances as of April 1, 2017	11,756	6,398
Increase / (Decrease)	(672)	983
Balances as of July 1, 2017	11,084	7,381
Increase / (Decrease)	466	(957)
Balances as of September 30, 2017	11,550	6,424
Increase / (Decrease)	(613)	1,087
Balances as of December 30, 2017	$10,937	$7,511
The amounts of revenue recognized during the three month periods ended March 31, 2018 and April 1, 2017 that were included in the opening contract liability balances were $6.5 million and $6.0 million, respectively. The amounts of revenue recognized during the three month periods ended June 30, 2018 and July 1, 2017 that were included in the opening contract liability balances were $6.4 million and $5.6 million, respectively. The amounts of revenue recognized during the three month periods ended September 29, 2018 and September 30, 2017 that were included in the opening contract liability balances were $8.4 million and $6.5 million, respectively. The amounts of revenue recognized during the three month periods ended December 29, 2018 and December 30, 2017 that was included in the opening contract liability balances was $5.8 million in both periods. This revenue consists primarily of loyalty point redemptions, the delivery of sales in transit and gift card redemptions.
Performance Obligations
For retail sales, the performance obligation is the transfer of retail merchandise to the customer at the retail store or at the time of delivery to the customer. Variable consideration for retail sales is primarily related to our loyalty program. Under the loyalty program, sales are deferred at the time points are earned based on the value of points that are projected to be redeemed, which are based on historical redemption data and current trends. The Company records a liability in the period points are earned with a corresponding reduction of sales. Under this program, loyalty points are earned each calendar quarter and must be redeemed within the subsequent calendar quarter or they expire. During Fiscal 2018, the Company tested potential changes to the loyalty program, such as extending the redemption period on loyalty points, in order to improve the effectiveness of the program. Enhancements to the loyalty program will be rolled out in Fiscal 2019.
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
Portfolio approach - For its retail contracts with customers, the Company has applied the revenue standard to a portfolio of contracts with similar characteristics since the Company reasonably expects that the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within that portfolio.
Disclosure of remaining performance obligations - Due to the short duration of its contracts with customers of one year or less, the Company has elected not to disclose the information regarding the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue.
9. Income Taxes
The provision (benefit) for income taxes for Fiscal 2018, Fiscal 2017 and Fiscal 2016 consists of the following (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Current:
Federal	$(4,925)	$(501)	$20,923
State	(267)	(28)	3,850
Total current	(5,192)	(529)	24,773
Deferred:
Federal	2,839	(14,461)	(11,655)
State	2,780	(5,373)	(2,028)
Total deferred	5,619	(19,834)	(13,683)
Provision (benefit) for income taxes	$427	$(20,363)	$11,090

Provision (benefit) for income taxes is included in the consolidated financial statements as follows (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Continuing operations	$3,588	$(18,882)	$29,065
Discontinued operations	(3,161)	(1,481)	(17,975)
Provision (benefit) for income taxes	$427	$(20,363)	$11,090

A reconciliation of the statutory Federal income tax rate and effective rate for income taxes for continuing operations is as follows:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	9.3%	3.9%	4.5%
Federal tax credit	(8.6)%	—%	—%
Revaluation of deferred tax assets and liabilities	(6.6)%	(3.9)%	—%
Stock compensation	4.6%	(0.4)%	—%
Impairment of goodwill	—%	(27.3)%	—%
Write-off of Canada investment	—%	(0.1)%	(3.7)%
Other	1.2%	0.2%	0.4%
Effective tax rate	20.9%	7.4%	36.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 29, 2018 and December 30, 2017 are as follows (in thousands):

	December 29, 2018	December 30, 2017
Deferred tax assets:
Net operating loss carryforward	$12,104	$2,820
Deferred rent	6,452	7,012
Tenant allowance	3,268	3,659
General accrued liabilities	4,097	4,660
Deferred wages and compensation	2,494	1,594
Inventory	6,984	8,078
Equity compensation expense	1,979	2,582
Debt	—	583
Trade name and goodwill	3,029	10,850
Other	705	2,830
	41,112	44,668
Valuation allowance	(5,434)	(2,820)
Deferred tax assets	35,678	41,848
Deferred tax liabilities:
Debt	(1,214)	—
Accumulated depreciation	(1,104)	(3,078)
Prepaid expenses	(1,701)	(1,492)
Deferred tax liabilities	(4,019)	(4,570)
Net deferred tax asset	$31,659	$37,278
Management periodically assesses whether the Company is more likely than not to realize some or all of its deferred tax assets. As of December 29, 2018, with the exception of $5.4 million of deferred tax assets arising from a foreign and state net operating loss carryforward against which there is a valuation allowance (see above table), management determined that the Company is more likely than not to realize the deferred tax assets detailed above. Realization of deferred tax assets associated with the state net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiction.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, Puerto Rico and Canada. The Company recognizes interest related to uncertain tax positions in income tax expense. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2015 and for state examinations before 2012. However, the tax authorities still have the ability to review the relevance of net operating loss carryforwards created in closed years if such tax attributes are utilized in open years (subsequent to 2012).
The Company has domestic federal operating losses of approximately $31.8 million which will be carried forward indefinitely. The Company also has domestic (U.S. state) and foreign net operating losses of approximately $72.3 million and $7.9 million at December 29, 2018, against which a full valuation allowance is recorded. Domestic net operating losses generated will continue to expire annually through Fiscal 2034. The Company’s foreign net operating loss was generated through operations in Canada, and will expire in Fiscal 2035.
10. Stock Based Compensation
Equity Incentive Plans - In June 2018, the Company's shareholders approved the 2018 Long-term Incentive Plan (the "2018 Plan") to provide stock based compensation to certain directors, officers, consultants and employees of the Company. The 2018 Plan replaces the two previous plans, the 2006 Stock Option Plan and the Vitamin Shoppe 2009 Equity Incentive Plan, as amended and restated effective April 6, 2012. Upon adoption of the 2018 Plan, 1,410,928 additional shares were authorized to grant under this plan. As of December 29, 2018, there were 2,995,168 shares available to grant under the 2018 Plan, which includes 240,900 shares currently held by the Company as treasury stock. During Fiscal 2018, the Company granted inducement awards to certain executives, which were granted outside of the 2018 Plan, but generally incorporate the terms and conditions of the 2018 Plan. These inducement awards consisted of 104,510 performance share units and 31,250 restricted share units. Restricted shares, performance share units and restricted share units are issued at a value not less than the fair market value of the common shares on the date of the grant and stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant. Equity awards of restricted shares generally shall become vested between two and three years subsequent to the date on which such equity grants were awarded. Performance share units shall become vested approximately three years subsequent to the date on which such equity grants were awarded. Stock options awarded shall become vested in three equal increments on each of the anniversaries of the date on which such equity grants were awarded and generally have a maximum term of 10 years. However, regarding performance based restricted shares, performance share units and performance based stock options, vesting is dependent not only on the passage of time, but also on the attainment of certain internal performance metrics or market conditions. For accounting purposes, the expense for performance based stock options, performance based restricted shares and performance share units is calculated and recorded, based on the determination that the achievement of the pre-established performance targets or market conditions are probable, over the relevant service period. Restricted share units generally shall become vested quarterly, or up to three years, subsequent to the date on which such equity grants were awarded.
The following table summarizes restricted shares for the 2018 Plan as of December 29, 2018 and changes during Fiscal 2018:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 30, 2017	724,104	$18.65
Granted	302,275	$4.74
Vested	(158,254)	$23.05
Canceled/forfeited	(431,728)	$14.32
Unvested at December 29, 2018	436,397	$11.70
The total intrinsic value of restricted shares vested during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $0.8 million, $1.5 million and $2.5 million, respectively.
The following table summarizes stock options for the 2018 Plan as of December 29, 2018 and changes during Fiscal 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2017	308,888	$27.74
Granted	141,777	$4.65
Exercised	—	$—
Canceled/forfeited	(178,665)	$25.58
Outstanding at December 29, 2018	272,000	$17.13	7.31	$—
Vested or expected to vest at December 29, 2018	255,158	$17.71	7.22	—
Vested and exercisable at December 29, 2018	103,581	$31.44	4.91	$—
No options were exercised during Fiscal 2018. The total intrinsic value of options exercised during Fiscal 2017 and Fiscal 2016 was $0.7 million and $0.1 million, respectively. The cash received from options exercised during Fiscal 2017 and Fiscal 2016 was $1.5 million and $0.1 million, respectively.
No stock options were granted in Fiscal 2017. The weighted average grant date fair value of stock options was $1.76 for Fiscal 2018 and $7.96 for Fiscal 2016. During Fiscal 2018, the fair value of each option grant was estimated on the date of grant using the Monte Carlo option-pricing model, because these awards contain a market condition based on the achievement of predetermined targets related to the share price of our common stock. During Fiscal 2016, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted average grant date fair values of stock options were based on the following assumptions:

	Fiscal Year Ended
	December 29, 2018	December 31, 2016
Expected dividend yield	—%	—%
Weighted average expected volatility	42.6%	32.4%
Weighted average risk-free interest rate	2.5%	1.2%
Expected holding period	6.02 years	4.00 years
The following table summarizes performance share units for the 2018 Plan, as well as inducement awards, as of December 29, 2018 and changes during Fiscal 2018:

	Number of Unvested Performance Share Units	Weighted Average Grant Date Fair Value
Unvested at December 30, 2017	288,365	$22.43
Granted	657,586	$6.01
Vested	—	$—
Canceled/forfeited	(502,082)	$11.34
Unvested at December 29, 2018	443,869	$10.64
Performance share units granted during Fiscal 2018 shall vest on December 26, 2020 and December 25, 2021 if the performance criteria are achieved. Performance share units granted during Fiscal 2017 shall vest on December 28, 2019 if the performance criteria are achieved. Performance share units can vest at a range of 0% to 150% based on the achievement of pre-established performance targets. Performance share units granted during Fiscal 2016 vested at 11% in February 2019 upon board of directors approval based on the percentage achievement of the performance criteria.
The following table summarizes restricted share units for the 2018 Plan, as well as inducement awards, as of December 29, 2018 and changes during Fiscal 2018:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 30, 2017	39,708	$11.90
Granted	160,560	$7.45
Vested	(87,205)	$9.25
Canceled/forfeited	(23,723)	$6.85
Unvested at December 29, 2018	89,340	$7.84
The total intrinsic value of restricted share units vested during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $0.4 million, $0.1 million and $0.4 million, respectively.
Compensation expense attributable to stock-based compensation for Fiscal 2018 was $2.7 million, for Fiscal 2017 was $6.1 million and for Fiscal 2016 was $6.3 million. As of December 29, 2018, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares, performance share units and restricted share units to be expensed in future periods is $4.2 million, and the related weighted average period over which it is expected to be recognized is 1.5 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares, performance share units and restricted share units as of December 29, 2018 is approximately $0.3 million.
Treasury Stock — As part of the Company’s equity incentive plans, the Company makes required tax payments on behalf of employees as their restricted shares vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During Fiscal 2018, the Company purchased 62,059 shares in settlement of employees’ tax obligations for a total of $0.3 million. The

Company accounts for treasury stock using the cost method. 240,900 treasury shares are available to grant under the Company’s equity incentive plan.
11. Restructuring Costs
Closing of Distribution Center
In August 2017, the Company announced its intention to close the North Bergen, New Jersey distribution center, which it closed on August 31, 2018, upon lease expiration. The transition of distribution operations to the Company's other distribution centers was substantially completed during Fiscal 2017.
Costs related to this closure, including occupancy, severance and other expenses, for the fiscal year ended December 29, 2018 were $2.7 million, of which approximately $1.6 million is included in cost of goods sold and approximately $1.1 million is included in selling, general and administrative expenses in the consolidated statements of operations. Costs related to this closure, including inventory obsolescence charges, severance and other expenses, for the fiscal year ended December 30, 2017 were $3.1 million, and substantially all of these costs are included in cost of goods sold in the consolidated statements of operations. As of December 29, 2018, the Company had no remaining liabilities related to the closing of the North Bergen, New Jersey distribution center.
12. Share Repurchase Programs
Beginning in August 2014, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $370 million of its shares of common stock and/or its Convertible Notes, from time to time. As of December 29, 2018, 8,064,325 shares of common stock pursuant to these programs, and 83,311 Convertible Notes, have been repurchased for a total of $333.8 million. There is approximately $36.2 million remaining in this program. On October 31, 2018, the Company's board of directors approved a two year extension of the remaining repurchase program. This repurchase program will expire on November 22, 2020.
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
No shares of the Company were repurchased under these programs during Fiscal 2018. During Fiscal 2018, the Company repurchased $83.3 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $63.9 million, which includes accrued interest of $0.4 million.
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

13. Benefit Plans
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
The Company recognized expenses for the 401k Plan of $2.3 million in Fiscal 2018, $2.1 million in Fiscal 2017 and $2.0 million in Fiscal 2016.
14. Lease Commitments
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

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Minimum rentals	$126,219	$124,150	$122,039
Contingent rentals	83	88	88
	126,302	124,238	122,127
Less: Sublease rentals	(1,389)	(360)	(274)
Net rental expense	$124,913	$123,878	$121,853
As of December 29, 2018, the Company’s real estate lease commitments are as follows (in thousands):

Fiscal year	Total Operating Leases (1)
2019	$121,227
2020	108,993
2021	95,529
2022	80,274
2023	61,847
Thereafter	115,852
$583,722

(1)
Store operating leases included in the above table do not include contingent rent based upon sales volume. Operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 18.5% of our minimum lease obligations for Fiscal 2018.

15. Legal Proceedings
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
The Company's financial instruments also include its Convertible Notes (in thousands):

	December 29, 2018	December 30, 2017
Fair Value	$50,914	$91,612
Carrying Value (1)	55,570	126,415

(1)
Represents the net carrying amount of the liability component of the Convertible Notes. The Company repurchased a portion of its Convertible Notes during the fiscal year ended December 29, 2018. Refer to Note 7., "Credit Arrangements" for additional information.

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
17. Selected Quarterly Financial Information (unaudited)
The following table summarizes the Fiscal 2018 and Fiscal 2017 quarterly results from continuing operations (in thousands, except for share data):

	Fiscal Quarter Ended
	March	June	September (1)	December (2)
Fiscal Year Ended December 29, 2018
Net sales	$295,964	$293,103	$276,636	$248,457
Gross profit	93,111	94,236	86,691	80,755
Income (loss) from operations	3,811	5,187	3,226	(5,395)
Net income (loss)	9,657	5,283	1,880	(3,279)
Net income (loss) per common share:
Basic	$0.41	$0.22	$0.08	$(0.14)
Diluted	$0.41	$0.22	$0.08	$(0.14)
Fiscal Year Ended December 30, 2017
Net sales	$305,772	$296,420	$282,407	$261,900
Gross profit	98,982	97,321	86,618	79,646
Income (loss) from operations	18,841	(152,373)	(103,805)	(7,171)
Net income (loss)	9,895	(146,416)	(83,364)	(15,442)
Net income (loss) per common share:
Basic	$0.43	$(6.30)	$(3.60)	$(0.66)
Diluted	$0.43	$(6.30)	$(3.60)	$(0.66)

(1)
Net income for the fiscal quarter ended September 29, 2018 includes $1.3 million of tax benefit associated with tax accounting method changes and their effect on the revalued deferred tax assets and liabilities under U.S. Tax Reform.

(2)
Net loss for the fiscal quarter ended December 29, 2018 includes $1.1 million of tax benefit resulting from a tax credit carryback. Net loss for the fiscal quarter ended December 30, 2017 reflects $15.3 million of tax expense resulting from the change in valuation of deferred tax assets and liabilities under U.S. Tax Reform.

The following table summarizes certain items for Fiscal 2018 and Fiscal 2017 which impacted quarterly results on a pre-tax basis (in thousands):

	Fiscal Quarter Ended
	March	June	September	December
Fiscal Year Ended December 29, 2018
Gain on extinguishment of debt (a)	$(12,502)	$(3,727)	$—	$(673)
Distribution center closing costs (b)	2,240	450	246	(187)
Store impairment charges (c)	702	131	718	1,466
Inventory obsolescence (d)	—	3,600	—	—
Management realignment (e)	—	1,848	363	622
Shareholder activism (f)	—	662	32	—

Fiscal Year Ended December 30, 2017
Goodwill impairments (g)	$—	$164,325	$46,308	$—
Store impairment charges (c)	—	3,765	287	786
Tradename impairment (h)	—	—	59,405	—
Distribution center closing costs (b)	—	—	2,257	846

(a)	Gain recognized on the repurchases of a portion of Convertible Notes.

(b)	Costs related to the closing of the North Bergen, New Jersey distribution center.

(c)	Impairment charges on the fixed assets of retail locations.

(d)	Inventory charge resulting from an evaluation to optimize the Company's product assortment.

(e)	Costs related to management turnover, including severance charges, recruitment costs and related professional fees.

(f)	Professional fees incurred related to shareholder settlement.

(g)	Impairment charges on the goodwill of the retail operations.

(h)	Impairment charge on the Vitamin Shoppe tradename.