Form 10-Q
period 2019-03-30
Vitamin Shoppe, Inc.
filed 2019-05-08
CIK 1360530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	VSI	The New York Stock Exchange

As of April 27, 2019 Vitamin Shoppe, Inc. had 23,993,608 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 30, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,642	$2,668
Inventories	190,954	189,273
Prepaid expenses and other current assets	29,081	27,921
Total current assets	221,677	219,862
Right-of-use assets	445,942	—
Property and equipment, net of accumulated depreciation and amortization of $319,720 and $312,977 in 2019 and 2018, respectively	116,325	123,002
Intangibles, net	11,136	11,088
Deferred taxes	31,594	31,659
Other long-term assets	3,364	2,468
Total assets	$830,038	$388,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	36,620	39,789
Accrued expenses and other current liabilities	60,007	65,508
Short-term lease liabilities	97,497	500
Total current liabilities	194,124	105,797
Long-term lease liabilities	390,340	934
Convertible notes, net	56,178	55,570
Deferred rent	—	37,034
Other long-term liabilities	408	403
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at March 30, 2019 and December 29, 2018	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 24,389,426 shares issued and 24,087,459 shares outstanding at March 30, 2019, and 24,234,651 shares issued and 23,974,031 shares outstanding at December 29, 2018	244	242
Additional paid-in capital	86,568	85,853
Treasury stock, at cost; 301,967 shares at March 30, 2019 and 260,620 shares at December 29, 2018	(7,602)	(7,314)
Retained earnings	109,778	109,560
Total stockholders’ equity	188,988	188,341
Total liabilities and stockholders’ equity	$830,038	$388,079
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales	$283,332	$295,964
Cost of goods sold	188,514	202,853
Gross profit	94,818	93,111
Selling, general and administrative expenses	88,527	89,300
Income from operations	6,291	3,811
Gain on extinguishment of debt	—	12,502
Interest expense, net	1,066	2,441
Income before provision for income taxes	5,225	13,872
Provision for income taxes	1,728	4,215
Net income from continuing operations	3,497	9,657
Net loss from discontinued operations, net of tax	—	(13,516)
Net income (loss)	$3,497	$(3,859)

Weighted average common shares outstanding
Basic	23,553,099	23,294,227
Diluted	23,851,749	23,294,227

Net income from continuing operations per common share
Basic	$0.15	$0.41
Diluted	$0.15	$0.41

Net loss from discontinued operations per common share
Basic	$—	$(0.58)
Diluted	$—	$(0.58)

Net income (loss) per common share
Basic	$0.15	$(0.17)
Diluted	$0.15	$(0.17)
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
 Figures may not sum due to rounding

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amounts	Shares	Amounts			Total
Balance at December 29, 2018	24,234,651	$242	(260,620)	$(7,314)	$85,853	$109,560	$188,341
Adoption of ASU 2016-02	—	—	—	—	—	(3,279)	(3,279)
Net income	—	—	—	—	—	3,497	3,497
Equity compensation	—	—	—	—	632	—	632
Issuance of shares	197,205	2	—	—	(2)	—	—
Purchases of treasury stock	—	—	(41,347)	(287)	—	—	(287)
Cancellation of restricted shares	(63,274)	(1)	—	—	1	—	—
Issuance of shares under employee stock purchase plan	20,844	—	—	—	84	—	84
Balance at March 30, 2019	24,389,426	$244	(301,967)	$(7,602)	$86,568	$109,778	$188,988

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amounts	Shares	Amounts			Total
Balance at December 30, 2017	24,220,509	$242	(198,561)	$(7,010)	$88,823	$113,312	$195,367
Net loss	—	—	—	—	—	(3,859)	(3,859)
Equity compensation	—	—	—	—	875	—	875
Issuance of restricted shares	288,149	3	—	—	(3)	—	—
Purchases of treasury stock	—	—	(42,339)	(185)	—	—	(185)
Cancellation of restricted shares	(5,492)	—	—	—	—	—	—
Issuance of shares under employee stock purchase plan	29,149	—	—	—	107	—	107
Repurchases of Convertible Notes	—	—	—	—	(5,849)	—	(5,849)
Balance at March 31, 2018	24,532,315	$245	(240,900)	(7,195)	$83,953	$109,453	$186,456

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income (loss)	$3,497	$(3,859)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets, intangible assets and finance leases right-of-use assets	9,853	11,247
Impairment charges on intangible assets	—	8,174
Impairment charges on fixed assets	—	8,742
Discontinued operations charge	—	1,450
Amortization of deferred financing fees	110	220
Gain on extinguishment of debt	—	(12,502)
Amortization of debt discount on convertible notes	528	1,207
Deferred income taxes	1,225	75
Deferred rent	—	(738)
Non-cash portion of lease expense for operating leases	22,888	—
Equity compensation expense	632	875
Tax benefits on exercises of equity awards	402	361
Changes in operating assets and liabilities:
Accounts receivable	—	(1,645)
Inventories	(1,681)	8,863
Prepaid expenses and other current assets	(1,018)	(821)
Other long-term assets	(1,094)	(67)
Accounts payable	(6,505)	1,411
Accrued expenses and other current liabilities	(4,337)	(5,191)
Operating lease liabilities	(24,122)	—
Other long-term liabilities	(112)	407
Net cash provided by operating activities	266	18,209
Cash flows from investing activities:
Capital expenditures	(4,395)	(6,722)
Trademarks and other intangible assets	(135)	(90)
Net cash used in investing activities	(4,530)	(6,812)
Cash flows from financing activities:
Borrowings under revolving credit facility	10,000	50,000
Repayments of borrowings under revolving credit facility	(10,000)	(27,000)
Purchase of convertible notes	—	(34,040)
Bank overdraft	3,564	(312)
Issuance of shares under employee stock purchase plan	84	108
Purchases of treasury stock	(287)	(185)
Other financing activities	(123)	(117)

Net cash provided by (used in) financing activities	3,238	(11,546)
Effect of exchange rate changes on cash and cash equivalents	—	1
Net decrease in cash and cash equivalents	(1,026)	(148)
Cash and cash equivalents beginning of period	2,668	1,947
Cash and cash equivalents end of period	$1,642	$1,799
Supplemental disclosures of cash flow information:
Interest paid	$88	$581
Income taxes paid	$87	$78
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$2,218	$4,094
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
The consolidated financial statements as of March 30, 2019 and March 31, 2018 are unaudited. The consolidated balance sheet as of December 29, 2018 was derived from our audited financial statements. The Company currently operates through one business segment, retail, which includes Vitamin Shoppe and Super Supplements retail store formats and our e-commerce formats. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 2018, as filed with the Securities and Exchange Commission on February 26, 2019 (the “Fiscal 2018 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
The Company's fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week period, ending on the last Saturday in December. The results for the three months ended March 30, 2019 and March 31, 2018 are each based on 13-week periods.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the reporting period. Actual results could differ from those estimates.
The Company has reclassified its finance lease liabilities in its consolidated balance sheet as of December 29, 2018 to conform to current year presentation.
The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements, issued but not yet effective, that may have a material impact on its results of operations, financial condition, or cash flows, based on current information.
2. Discontinued Operations
On May 7, 2018, the Company sold certain assets, including the Betancourt Nutrition® brand, and liabilities of FDC Vitamins, LLC d/b/a Nutri-Force Nutrition (“Nutri-Force”) to Arizona Nutritional Supplements, LLC (“ANS”). The parties also executed supply agreements in which the Company has agreed to purchase a total of $53.0 million annually of its private label products and Betancourt Nutrition® brand products from ANS through October 2023.
The results of operations of Nutri-Force for the three months ended March 31, 2018 are classified as discontinued operations in the consolidated statements of operations.

Reconciliation of the Major Line Items Constituting Loss of Discontinued Operations to the After-Tax Loss of Discontinued Operations That Are Presented in the Statements of Operations (in thousands)
Three Months Ended
March 31, 2018
Major classes of line items constituting net loss on discontinued operations:
Net sales	$5,551
Cost of goods sold	3,999
Fixed assets impairment charges	7,236
Gross loss	(5,684)
Selling, general and administrative expenses	1,394
Intangible assets and fixed assets impairment charges	8,978
Discontinued operations loss	1,450
Loss before benefit for income taxes	(17,506)
Benefit for income taxes	(3,990)
Net loss	$(13,516)

Cash Flow Disclosures for Discontinued Operations (in thousands)
Three Months Ended
March 31, 2018
Cash flows used in operating activities	$(54)
Cash flows used in investing activities	$(92)

Depreciation and amortization	$769
Capital expenditures	$92

3. Goodwill and Intangible Assets
The following table discloses the carrying value of all intangible assets (in thousands):

	March 30, 2019				December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net
Intangible assets
Goodwill	$210,633	$—	$210,633	$—	$210,633	$—	$210,633	$—
Tradenames – Indefinite-lived	68,405	—	59,405	9,000	68,405	—	59,405	9,000
Tradenames – Definite-lived	5,899	3,763	—	2,136	5,764	3,676	—	2,088
	$284,937	$3,763	$270,038	$11,136	$284,802	$3,676	$270,038	$11,088

The useful lives of the Company’s definite-lived intangible assets are 10 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at March 30, 2019, is as follows (in thousands):

Remainder of Fiscal 2019	$261
Fiscal 2020	348
Fiscal 2021	348
Fiscal 2022	345
Fiscal 2023	299
Thereafter	535
$2,136

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 30, 2019	December 29, 2018
Accrued salaries and related expenses	$15,114	$24,048
Sales tax payable and related expenses	7,610	7,092
Deferred sales	4,882	5,455
Other accrued expenses	32,401	28,913
	$60,007	$65,508

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
Prior to July 1, 2020, the remaining Convertible Notes will be convertible only under certain circumstances. The Convertible Notes are convertible at an initial conversion rate of 25.1625 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $39.74. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to increase, in certain circumstances, the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event including customary conversion rate adjustments in connection with a “make-whole fundamental change” as defined. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.
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
During March 2018, the Company repurchased $45.4 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $34.0 million, which includes accrued interest of $0.3 million. The gain on extinguishment of the repurchased Convertible Notes was $12.5 million.
The Convertible Notes consist of the following components (in thousands):

	March 30, 2019	December 29, 2018
Liability component:
Principal	$60,439	$60,439
Conversion feature	(17,115)	(17,115)
Liability portion of debt issuance costs	(2,675)	(2,675)
Amortization	15,529	14,921
Net carrying amount	$56,178	$55,570

Equity component:
Conversion feature	$18,862	$18,862
Equity portion of debt issuance costs	(793)	(793)
Deferred taxes	941	941
Net carrying amount	$19,010	$19,010

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
The net proceeds from the Convertible Notes and related transactions of $125.7 million, net of commissions and offering costs of $4.6 million, were used to repurchase shares of the Company’s common stock under the Company’s share repurchase programs. Refer to Note 11., “Share Repurchase Programs” for additional information.
In connection with the repurchases of Convertible Notes, the convertible note hedge transactions and the warrant transaction noted above were reduced in ratable proportion to the face amount of Convertible Notes that were repurchased. The net proceeds received by the Company from these transactions were de minimis.
Revolving Credit Facility
As of March 30, 2019 and December 29, 2018, the Company had no borrowings outstanding on its Revolving Credit Facility (the “Revolving Credit Facility”).
The Revolving Credit Facility has a maturity date of May 9, 2022, provided that the maturity date would be any day on or after September 2, 2020 only if the Company did not on any such day have enough liquidity to retire its Convertible Notes then outstanding, if any.
Subject to the terms of the Revolving Credit Facility, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain inventory as well as certain accounts receivable of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving

Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount borrowed during the three months ended March 30, 2019 and March 31, 2018 was $10.0 million and $35.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at March 30, 2019 was $85.9 million.
Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.00%, 0.125% or 0.25% or the adjusted Eurodollar rate plus 1.00%, 1.125% or 1.25%, in each case with the highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 33% of the borrowing base availability under the Revolving Credit Facility, the second highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 66% and greater than or equal to 33% of the borrowing base availability under the Revolving Credit Facility and the lowest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is greater than or equal to 66% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility during the three months ended March 30, 2019 and March 31, 2018 was 3.86% and 2.65%, respectively. The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility is 0.25% per annum.
Interest expense, net for the three months ended March 30, 2019 and March 31, 2018 consists of the following (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Amortization of debt discount on Convertible Notes	$528	$1,207
Interest on Convertible Notes	340	806
Amortization of deferred financing fees	110	220
Interest / fees on the Revolving Credit Facility and other interest	88	208
Interest expense, net	$1,066	$2,441
6. Leases
The Company’s lease contracts consist of real estate leases and non-real estate leases primarily related to equipment. The Company leases the property for all of its stores as well as its distribution centers and corporate offices. In addition, the Company leases the facilities for its discontinued manufacturing operations. As of March 30, 2019, all of the Company’s real estate leases are classified as operating leases. Generally, the initial term of leases for stores is ten years. These leases generally contain renewal options for periods ranging from one to ten years, a few of which are considered “reasonably certain” in the measurement of lease liabilities and the corresponding right-of-use assets due to significant capital expenditures related to those store locations. The Company is also required under these leases to pay costs such as real estate taxes and common area maintenance. Contingent rentals are paid based on a percentage of gross sales as defined by lease agreements. These costs and contingent rentals are not considered as lease payments in the measurement of lease liabilities and the corresponding right-of-use assets as they represent non-lease components or variable lease payments other than those that depend on an index or rate. The Company sub-leases a portion of its stores, as well as certain manufacturing facilities related to its discontinued operations.
Non-real estate leases consist primarily of leases for equipment used in our distribution centers, corporate offices and for store connectivity. These leases, based on the underlying lease agreements, are classified as operating or finance leases.
Adoption and Transition
The Company has elected to adopt Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) in accordance with Accounting Standards Update No. 2018-11 (“ASU 2018-11”), Leases (Topic 842) Targeted Improvements. Under the transition method included in ASU 2018-11, the Company initially applies ASU 2016-02 at the adoption date of December 30, 2018 (first day of Fiscal 2019) and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company’s reporting for the comparative periods presented in its financial statements will continue to be in accordance with previous GAAP (Topic 840, Leases). Under this transition method, the Company must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840.
On December 30, 2018, the Company recognized a cumulative-effect charge of $3.3 million net of tax to the opening balance of retained earnings which represents impairment charges to the right-of-use assets associated with stores whose fixed assets have been previously impaired, and whose lease liabilities were determined to be above fair market value.
Transition of Operating Leases
For existing operating leases under Topic 840, the transition to operating leases under Topic 842 was as follows:

•	Lease liability and right-of use asset are recognized at the later of the lease commencement date and the date of adoption of December 30, 2018.

•
The lease liability is measured as the present value of the remaining lease payments using the discount rate based on the Company's incremental borrowing rates as no interest rates are explicitly stated in the lease agreements.

•	The right-of-use asset is measured based on the value of the lease liability, adjusted for the following:

•	Additions to the amount of the lease liability include:

•	Prepaid rent

•	Unamortized initial direct costs

•	Favorable assets resulting from business combinations

•	Reductions to the amount of the lease liability include:

•	Accrued / deferred rent

•	Lease incentives

•	Impairment charges

•	Cease use liabilities, such as lease termination costs

•	Unfavorable liabilities resulting from business combinations

•
Write-off of any unamortized initial direct costs that are no longer initial direct costs under Topic 842 as an adjustment to equity. For leases which commenced prior to adoption, this write-off is not applicable as the Company has elected the package of practical expedients, as noted below.

Transition of Finance Leases
For existing capital leases under Topic 840, the transition to finance leases under Topic 842 was as follows:

•
Lease liability and right-of-use asset are recognized based on the carrying value of the existing asset and liability at the later of the lease commencement date and the date of adoption of December 30, 2018.

•
Include any unamortized initial direct costs that meet the Topic 842 initial direct costs definition; write-off any unamortized initial direct costs that are no longer initial direct costs under Topic 842 as an adjustment to equity. For existing leases, this write-off is not applicable as the Company has elected the package of practical expedients, as noted below.

Practical Expedients
The Company has elected to use the following practical expedients for the adoption of ASU 2016-02:

•
For leases that commenced before the effective date, (1) the Company need not reassess whether any expired or existing contracts are or contain leases, (2) the Company need not reassess the lease classification for any expired or existing leases and (3) the Company need not reassess initial direct costs for any existing leases.

•	To use hindsight in determining lease term and in assessing impairment of the Company’s right-of-use assets.

•	To not allocate the consideration in the contract between separate non-lease components and lease components.
Significant Assumptions and Judgments
Discount rate
The discount rate is the rate implicit in the lease unless that rate cannot be readily determined. In that case, the Company is required to use its incremental borrowing rate. The discount rate for a lease is determined based on the information available at the later of the adoption of ASU 2016-02 or at lease commencement. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company engaged outside valuation consultants for the determination of the incremental borrowing rates for its operating leases as of the adoption date of ASU 2016-02.

Three Months Ended
March 30, 2019
(in thousands)
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$123
Interest on lease liabilities	16
Operating lease cost	29,326
Variable lease cost	2,962
Sublease income	(224)
Total lease cost	$32,203

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$16
Operating cash flows from operating leases	$30,560
Financing cash flows from finance leases	$123
Right-of-use assets obtained in exchange for new finance lease liabilities	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,606

Weighted-average remaining lease term – finance leases	2.5 years
Weighted-average remaining lease term – operating leases	5.8 years
Weighted-average discount rate – finance leases	4.7%
Weighted-average discount rate – operating leases	5.3%

As of March 30, 2019, the Company's right-of-use assets consist of the following (in thousands):

Right-of-use assets - operating leases	$444,810
Right-of-use assets - finance leases	1,132
Total right-of-use assets	$445,942

As of March 30, 2019, the reconciliation of undiscounted cash flows to lease liabilities, by lease type, is as follows (in thousands):

	Operating Leases	Finance Leases
Undiscounted cash flows:
Year 1	$119,935	$558
Year 2	108,090	558
Year 3	94,521	280
Year 4	77,710	—
Year 5	58,338	—
Beyond Year 5	112,363	—
	$570,957	$1,396

Present values	$486,526	$1,311

Short-term lease liabilities	$96,991	$506
Long-term lease liabilities	389,535	805
Total lease liabilities	$486,526	$1,311

Difference between undiscounted cash flows and discounted cash flows	$84,431	$85
Prior to the adoption of ASU 2016-02, as of December 29, 2018, the Company’s real estate lease commitments were as follows (in thousands):

Fiscal year	Total Operating Leases (1)
2019	$121,227
2020	108,993
2021	95,529
2022	80,274
2023	61,847
Thereafter	115,852
$583,722

(1)
Store operating leases included in the above table do not include contingent rent based upon sales volume. Operating leases do not include common area maintenance costs or real estate taxes that are paid to the landlord during the year, which combined represented approximately 18.5% of our minimum lease obligations for Fiscal 2018.

7. Revenue Recognition
The Company recognizes revenue from retail customers when merchandise is sold “at point of sale” in retail stores or upon delivery to a customer. Substantially all revenue from customers represents goods transferred at a point in time.
Upon adoption, at the beginning of Fiscal 2018, the Company applied the modified retrospective method for the transition to FASB Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The modified retrospective method requires application of the new revenue standard beginning with the financial statements for the year in which the new revenue standard is first implemented. Under the modified retrospective method, an entity records a cumulative-effect adjustment on the opening balance sheet to retained earnings. The opening adjustment to retained earnings is determined on the basis of the impact of the new revenue standard's application on contracts that were not completed as of the date of initial application. The Company did not record an opening adjustment to retained earnings as the impact of the application of the new revenue standard was de minimis.

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into two categories, sales fulfilled in stores and direct to consumer sales. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
The following table contains net sales by fulfillment category (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales:
Sales fulfilled in stores	$244,694	$257,416
Direct to consumer sales	38,638	38,548
Net sales	$283,332	$295,964

The following table represents net sales by major product category (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Product Category
Vitamins, Minerals, Herbs and Homeopathy	$83,958	$88,804
Sports Nutrition	82,176	89,339
Specialty Supplements	73,237	75,422
Other	43,375	41,782
	282,746	295,347
Delivery Revenue	586	617
Total net sales	$283,332	$295,964

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

The opening and closing balances of the Company’s receivables and contract liabilities are as follows (in thousands):

	Receivables	Contract Liabilities

Balances as of December 29, 2018	$8,211	$7,287
Increase / (Decrease)	771	(1,034)
Balances as of March 30, 2019	$8,982	$6,253

Balances as of December 30, 2017	$10,937	$7,511
Increase	1,055	899
Balances as of March 31, 2018	$11,992	$8,410
The amounts of revenue recognized during the three month periods ended March 30, 2019 and March 31, 2018 that were included in the opening contract liability balances were $6.0 million and $6.5 million, respectively. This revenue consists primarily of loyalty point redemptions, the delivery of sales in transit and gift card redemptions.
Performance Obligations
For retail sales, the performance obligation is the transfer of retail merchandise to the customer at the retail store or at the time of delivery to the customer. Variable consideration for retail sales is primarily related to our loyalty program. Under the loyalty program, sales are deferred at the time points are earned based on the value of points that are projected to be redeemed, which are based on historical redemption data and current trends. The Company records a liability in the period points are earned with a corresponding reduction of sales. Under this program, loyalty points are earned each calendar quarter and must be redeemed within the subsequent calendar quarter or they expire. Enhancements to the loyalty program were rolled out in the second fiscal quarter of Fiscal 2019.
The Company considers shipping and handling costs as fulfillment costs, and does not consider such activities as a separate performance obligation. When applicable, the Company is responsible for shipment and delivery of the merchandise, even when using a third-party shipping company.
8. Stock Based Compensation
Equity Incentive Plans – Through its 2018 Long-term Incentive Plan (the “2018 Plan”), the Company provides stock based compensation to certain directors, officers, consultants and employees of the Company. As of March 30, 2019, there were 2,609,224 shares available to grant under the 2018 Plan which includes 240,900 shares currently held by the Company as treasury stock.
During Fiscal 2018, the Company granted inducement awards to certain executives, which were granted outside of the 2018 Plan, but generally incorporate the terms and conditions of the 2018 Plan. These inducement awards consisted of 104,510 performance share units and 31,250 restricted share units.
The following table summarizes restricted shares for the 2018 Plan as of March 30, 2019 and changes during the three month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2018	436,397	$11.70
Granted	180,288	$6.85
Vested	(94,216)	$22.11
Canceled/forfeited	(63,274)	$8.01
Unvested at March 30, 2019	459,195	$8.17
The total intrinsic value of restricted shares vested during the three months ended March 30, 2019 and March 31, 2018 was $0.7 million and $0.5 million, respectively.

The following table summarizes stock options for the 2018 Plan as of March 30, 2019 and changes during the three month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2018	272,000	$17.13
Granted	—	$—
Exercised	—	$—
Canceled/forfeited	(210)	$39.48
Outstanding at March 30, 2019	271,790	$17.11	6.57	$339
Vested or expected to vest at March 30, 2019	261,345	$17.53	6.48
Vested and exercisable at March 30, 2019	167,338	$23.75	5.24	$113
No options were exercised during the three months ended March 30, 2019 and March 31, 2018.
Stock options were not granted during the three months ended March 30, 2019. The weighted-average grant date fair value of stock options during the three months ended March 31, 2018 was $1.76. The fair value of each option grant was estimated on the date of grant using the Monte Carlo option-pricing model, because these awards contain a market condition based on the achievement of predetermined targets related to the share price of our common stock, with the following assumptions:

Three Months Ended
March 31, 2018
Expected dividend yield	0.0%
Weighted average expected volatility	42.61%
Weighted average risk-free interest rate	2.54%
Expected holding period	6.02 years
The following table summarizes performance share units for the 2018 Plan, as well as inducement awards, as of March 30, 2019 and changes during the three month period then ended:

	Number of Unvested Performance Share Units	Weighted Average Grant Date Fair Value
Unvested at December 29, 2018	443,869	$10.64
Granted	362,211	$6.85
Vested	(3,028)	$30.26
Canceled/forfeited	(93,071)	$13.82
Unvested at March 30, 2019	709,981	$8.21
Performance share units granted during the three months ended March 30, 2019 will vest on December 25, 2021 if the performance criteria are achieved. These performance share units can vest at a range of 0% to 300% based on the achievement of pre-established performance targets.
The total intrinsic value of performance share units vested during the three months ended March 30, 2019 was de minimis.

The following table summarizes restricted share units for the 2018 Plan, as well as inducement awards, as of March 30, 2019 and changes during the three month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 29, 2018	89,340	$7.84
Granted	—	$—
Vested	(19,363)	$7.75
Canceled/forfeited	—	$—
Unvested at March 30, 2019	69,977	$7.86
The total intrinsic value of restricted share units vested during the three months ended March 30, 2019 and March 31, 2018 was $0.1 million and $0.1 million, respectively.
Compensation expense attributable to stock based compensation for the three months ended March 30, 2019 was approximately $0.6 million and for the three months ended March 31, 2018 was approximately $0.9 million. As of March 30, 2019, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares, performance share units and restricted share units to be expensed in future periods is $6.0 million, and the related weighted-average period over which it is expected to be recognized is 1.9 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares, performance share units and restricted share units as of March 30, 2019 is approximately $0.5 million.
Treasury Stock – As part of the Company’s equity incentive plan, the Company makes required tax payments on behalf of employees as their equity awards vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the three months ended March 30, 2019, the Company purchased 41,347 shares in settlement of employees’ tax obligations for a total of $0.3 million. The Company accounts for treasury stock using the cost method. 240,900 treasury shares are available to grant under the Company’s equity incentive plan.
9. Advertising Costs
The costs of advertising for online marketing arrangements, direct mail, magazines and radio are expensed as incurred, or the first time the advertising takes place. Advertising expense was $7.3 million and $6.4 million for the three months ended March 30, 2019 and March 31, 2018, respectively.
10. Net Income (Loss) Per Share
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

The components of the calculation of basic net income (loss) per common share and diluted net income (loss) per common share are as follows (in thousands except share and per share data):

	Three Months Ended
	March 30, 2019	March 31, 2018
Numerator:
Net income from continuing operations	$3,497	$9,657
Net loss from discontinued operations	—	(13,516)
Net income (loss)	$3,497	$(3,859)
Denominator:
Basic weighted average common shares outstanding	23,553,099	23,294,227
Effect of dilutive securities (a):
Stock options	14,194	—
Restricted shares	158,292	—
Performance share units	92,429	—
Restricted share units	33,735	—
Diluted weighted average common shares outstanding	23,851,749	23,294,227

Basic net income from continuing operations per common share	$0.15	$0.41
Diluted net income from continuing operations per common share	$0.15	$0.41

Basic net loss from discontinued operations per common share	$—	$(0.58)
Diluted net loss from discontinued operations per common share	$—	$(0.58)

Basic net income (loss) per common share	$0.15	$(0.17)
Diluted net income (loss) per common share	$0.15	$(0.17)
(a) For the three months ended March 31, 2018, due to a loss for the period, no incremental shares are included because the effect would be anti-dilutive.
Securities for the three months ended March 30, 2019 and March 31, 2018 in the amount of 417,205 shares and 1,433,053 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.
The Company has the intent and ability to settle the principal portion of its Convertible Notes in cash, and as such, has applied the treasury stock method, which has resulted in the underlying convertible shares, and related warrants, being anti-dilutive for the three months ended March 30, 2019 and March 31, 2018 as the Company’s average stock price from the date of issuance of the Convertible Notes through March 30, 2019 was less than the conversion price as well as less than the strike price of the warrant transaction. Refer to Note 5., “Credit Arrangements” for additional information on the Convertible Notes.
11. Share Repurchase Programs
Beginning in August 2014, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $370 million of its shares of common stock and / or its Convertible Notes, from time to time. As of March 30, 2019, 8,064,325 shares of common stock pursuant to these programs, and 83,311 Convertible Notes, have been repurchased for a total of $333.8 million. There is approximately $36.2 million remaining in this program. On October 31, 2018, the Company's board of directors approved a two year extension of the remaining repurchase program. This repurchase program will expire on November 22, 2020. On May 1, 2019, the Company’s board of directors increased the amount available under this program to $70.0 million.
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

No shares of the Company were repurchased under these programs during both of the three month periods ended March 30, 2019 and March 31, 2018. During March 2018, the Company repurchased $45.4 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $34.0 million, which includes accrued interest of $0.3 million. Refer to Note 5., “Credit Arrangements” for additional information.
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
The Company's financial instruments also include its Convertible Notes (in thousands):

	March 30, 2019	December 29, 2018
Fair Value	$55,271	$50,914
Carrying Value (1)	56,178	55,570

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
Intangible assets, fixed assets and right-of-use assets are measured at fair value on a non-recurring basis, that is, the assets are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. These measures of fair value, and related inputs, are considered Level 3 measures under the fair value hierarchy.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q.
Company Overview
We are an omni-channel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market approximately 700 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, True Athlete®, Mytrition®, plnt®, ProBioCare® and Next Step®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement (“VMS”) retailers and continue to refine our assortment with approximately 6,100 stock keeping units (“SKUs”) offered in our typical store and approximately 7,200 additional SKUs available through e-commerce. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.
We continue to focus on improving the customer experience through the roll-out of initiatives including increasing customer engagement and personalization, redesigning the omni-channel experience (including in stores as well as through the internet and mobile devices), growing our private brands and improving the effectiveness of pricing and promotions. As part of this strategy, we have developed several initiatives, including an emphasis on the development and deployment of our customer facing digital platforms to enhance the customer's omni-channel experience. In addition, enhancements to our loyalty program were rolled out in the second fiscal quarter of Fiscal 2019.

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
As of March 30, 2019 we operate 769 stores located in 45 states, the District of Columbia and Puerto Rico. We continue to evaluate our store network strategy.
As we anticipate an acceleration in the shift in our sales towards digital commerce, we are evaluating (1) our store network in order to identify opportunities to reduce fixed costs by closing underperforming stores, (2) our supply chain infrastructure and processes in order to increase the speed of delivery of products for direct to consumer sales, as well as increase the efficiency of our distribution centers, and (3) our merchandising processes in order to, among other things, increase the penetration of our private label brands. The completion of these evaluations may result in actions including (1) the closing of a significant number of stores at or before lease expiration, (2) an increase in capital expenditures, (3) a reduction in the amount of inventory on hand, and / or (4) future charges to our results of operations for store impairments.
Critical Accounting Policies
Our significant accounting policies are described in Note 2. of the Notes to Consolidated Financial Statements included in our financial statements in the Fiscal 2018 Form 10-K. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Fiscal 2018 Form 10-K. Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors, and the Audit Committee of our Board of Directors has reviewed the disclosures relating to them. Management believes there have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Fiscal 2018 Form 10-K.
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
Key Performance Indicators and Statistics
We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales	$283,332	$295,964
Decrease in total comparable net sales (1)	(3.5)%	(3.6)%
Gross profit as a percent of net sales	33.5%	31.5%
Income from operations	$6,291	$3,811
Adjusted EBITDA (2)	$18,179	$16,658

(1)	Total comparable net sales are comprised of comparable fulfilled in retail store sales and direct to consumer sales.

(2)
Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, provision for income taxes, depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company's actual operating performance including certain items which are generally non-recurring. We have excluded the impact of such items from internal performance assessments. We believe that excluding such items helps investors compare our operating performance with our results in prior periods. We believe it is appropriate to exclude these items as they are not related to ongoing operating performance and, therefore, limit comparability between periods and between us and similar companies.

We believe Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Investors in the Company regularly request Adjusted EBITDA as a supplemental analytical measure to, and in conjunction with, Company financial data prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We understand that investors use Adjusted EBITDA, among other things, to assess our period-to-period operating performance and to gain insight into the manner in which management analyzed operating performance.
In addition, we believe that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA and Adjusted EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. We use these non-GAAP financial measures for planning and forecasting and measuring results against the forecast and in certain cases we may use similar measures for bonus targets for certain of our employees. Using several measures to evaluate the business allows us and investors to assess our relative performance against our competitors.
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

A reconciliation of net income from continuing operations to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income from continuing operations	$3,497	$9,657
Additions:
Provision for income taxes	1,728	4,215
Interest expense, net	1,066	2,441
Depreciation and amortization	9,853	10,478
EBITDA	16,144	26,791
Adjustments:
Management realignment costs (a)	1,023	—
Store closure costs (b)	1,012	—
Gain on extinguishment of debt (c)	—	(12,502)
Distribution center closing costs (d)	—	2,240
Nutri-Force transaction (e)	—	129
Adjusted EBITDA	$18,179	$16,658

(a)	Costs related to management turnover, including severance charges and related professional fees.

(b)	Store closure costs primarily include lease termination fees.

(c)	Gain recognized on the repurchase of a portion of Convertible Notes.

(d)	Costs related to the closing of the North Bergen, New Jersey distribution center.

(e)	Costs related to the pending sale of Nutri-Force.

The following table shows the changes in our network of stores during the three months ended March 30, 2019 and March 31, 2018:

	Three Months Ended
	March 30, 2019	March 31, 2018
Store Data:
Stores open at beginning of period	774	785
Stores opened	—	—
Stores closed	(5)	(2)
Stores open at end of period	769	783
Total retail square footage at end of period (in thousands)	2,686	2,730
Average store square footage at end of period	3,493	3,487

Three Months Ended March 30, 2019 Compared to Three Months Ended March 31, 2018
The information presented below is for the three months ended March 30, 2019 and March 31, 2018 and was derived from our consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.

The following tables summarize our results of operations for the three months ended March 30, 2019 and March 31, 2018 (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018	$ Change	% Change
Net sales	$283,332	$295,964	$(12,632)	(4.3)%
Cost of goods sold	188,514	202,853	(14,339)	(7.1)%
Cost of goods sold as % of net sales	66.5%	68.5%
Gross profit	94,818	93,111	1,707	1.8%
Gross profit as % of net sales	33.5%	31.5%
Selling, general and administrative expenses	88,527	89,300	(773)	(0.9)%
SG&A expenses as % of net sales	31.2%	30.2%
Income from operations	6,291	3,811	2,480	65.1%
Income from operations as % of net sales	2.2%	1.3%
Gain on extinguishment of debt	—	12,502	(12,502)	(100.0)%
Interest expense, net	1,066	2,441	(1,375)	(56.3)%
Income before provision for income taxes	5,225	13,872	(8,647)	(62.3)%
Provision for income taxes	1,728	4,215	(2,487)	(59.0)%
Net income from continuing operations	3,497	9,657	(6,160)	(63.8)%
Net loss from discontinued operations	—	(13,516)	13,516	(100.0)%
Net income (loss)	$3,497	$(3,859)	$7,356	(190.6)%
Net Sales
Net sales decreased 4.3% as a result of a decrease in our total comparable net sales of $10.2 million, or 3.5% and a decrease in our total non-comparable net sales of $2.4 million.
Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution and occupancy costs. As a percentage of net sales, cost of goods sold decreased by 2.0%. This includes product margin improvement of 1.5%, prior year costs related to the closing of the North Bergen, New Jersey distribution center of 0.6% and supply chain leverage of 0.4%. This was partially offset by occupancy deleverage of 0.5%.
Selling, General and Administrative Expenses

	Three Months Ended
	March 30, 2019	March 31, 2018	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$35,132	$36,594	$(1,462)	(4.0)%
Store Payroll & benefits as % of net sales	12.4%	12.4%
Advertising and Promotion (b)	7,281	6,436	845	13.1%
Advertising & promotion as % of net sales	2.6%	2.2%
Other SG&A (c)	46,114	46,270	(156)	(0.3)%
Other SG&A as % of net sales	16.3%	15.6%
Total SG&A Expenses	$88,527	$89,300	$(773)	(0.9)%

(a)	Store payroll and benefits decreased primarily due to a decrease in health insurance costs.

(b)	Advertising and promotion expenses increased primarily due to higher digital advertising expenditures and costs related to the enhanced loyalty program.

(c)
Other selling, general and administrative expenses decreased primarily due to decreases in overhead expenses totaling approximately $0.9 million. The three months ended March 30, 2019 includes management realignment costs of $1.0 million and store closure costs of $0.9 million. The three months ended March 31, 2018 included store impairment charges of $0.7 million and costs related to the closing of the North Bergen, New Jersey distribution center of $0.5 million.

Gain on Extinguishment of Debt
During the three months ended March 31, 2018 the Company recognized a $12.5 million gain on the repurchase of a portion of its Convertible Notes.
Interest Expense, Net
Interest expense, net decreased $1.4 million primarily due to the repurchases of a portion of the Company's Convertible Notes during Fiscal 2018.
Provision for Income Taxes
The effective tax rate for continuing operations for the three months ended March 30, 2019 was 33.1%, compared to 30.4% for the three months ended March 31, 2018. The change in the effective tax rate is primarily due to the permanent tax differences related to the excess tax deficiencies from stock-based compensation in both periods.

Key Indicators of Liquidity and Capital Resources
The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	March 30, 2019	December 29, 2018
Balance Sheet Data:
Cash and cash equivalents	$1,642	$2,668
Working capital (a)	27,553	114,065
Total assets	830,038	388,079
Total debt (b)	57,490	57,005
(a) Working capital is total current assets minus total current liabilities. Beginning in Fiscal 2019, current liabilities includes short-term lease liabilities of the Company's operating leases.
(b) Total debt includes the outstanding balance on the Company's Revolving Credit Facility, the net balance of its Convertible Notes and its finance lease obligations.

	Three Months Ended
	March 30, 2019	March 31, 2018
Other Information:
Depreciation and amortization of fixed assets, intangible assets and finance leases right-of-use assets	$9,853	$11,247
Cash Flows Provided By (Used In):
Operating activities	$266	$18,209
Investing activities	(4,530)	(6,812)
Financing activities	3,238	(11,546)
Effect of exchange rate changes on cash and cash equivalents	—	1
Net decrease in cash and cash equivalents	$(1,026)	$(148)

Liquidity and Capital Resources
Historically, our primary uses of cash have been to fund working capital, operating expenses and capital expenditures related primarily to the build-out of new stores, the transformation of existing stores and information technology investments as well as to repurchase shares of our common stock and our Convertible Notes. We have financed our requirements predominately through internally generated cash flow, supplemented with short-term financing. We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under our Revolving Credit Facility, will be sufficient to meet our working capital needs for the next twelve months, costs and investments related to our current initiatives, systems development, store build-outs and improvements and interest payments, as well as the repurchase of shares of our common stock and our Convertible Notes from time to time in negotiated or open market transactions subject to market conditions.
During Fiscal 2019, we plan to spend approximately $33.0 million in capital expenditures, including costs for information technology, investments in new and existing stores and costs supporting growth initiatives. Of the total capital expenditures projected for Fiscal 2019, we have invested $4.4 million during the three months ended March 30, 2019. During Fiscal 2019, we have opened zero stores and closed five stores as of March 30, 2019. During the remainder of Fiscal 2019 we plan to open approximately 10 new stores. As we continue to evaluate the Company's store network, we are considering taking actions to close approximately 60 to 80 stores by the end of Fiscal 2021 to address the shift in sales to digital and improve our overall operational results.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.
We were in compliance with all financial covenants relating to our Revolving Credit Facility and Convertible Notes as of March 30, 2019. We expect to be in compliance with these same covenants during the remainder of Fiscal 2019 as well.
Cash Provided by Operating Activities
Net cash provided by operating activities was $0.3 million for the three months ended March 30, 2019 as compared to $18.2 million for the three months ended March 31, 2018. The $17.9 million decrease in cash flows from operating activities is primarily due to changes in cash flows related to inventory and accounts payable.
Cash Used in Investing Activities
Net cash used in investing activities was $4.5 million during the three months ended March 30, 2019 as compared to $6.8 million during the three months ended March 31, 2018. The $2.3 million decrease in cash flows used in investing activities is primarily due to a decrease in capital expenditures.
Cash Provided by Financing Activities
Net cash provided by financing activities was $3.2 million for the three months ended March 30, 2019, as compared to net cash used in financing activities of $11.5 million for the three months ended March 31, 2018. The $14.8 million increase in cash provided by financing activities is primarily due to the Company's repurchases of Convertible Notes for $34.0 million partially offset by net borrowings on the Revolving Credit Facility of $23.0 million during the three months ended March 31, 2018. Additionally, the Company's bank overdraft position increased by $3.9 million during the three months ended March 30, 2019 as compared to the three months ended March 31, 2018.
Revolving Credit Facility
The terms of our Revolving Credit Facility extend through May 9, 2022, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 5., “Credit Arrangements” in the Notes to Consolidated Financial Statements (unaudited). As of March 30, 2019, the Company had no borrowings outstanding on its Revolving Credit Facility. The largest amount borrowed during the three months ended March 30, 2019 and March 31, 2018 was $10.0 million and $35.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at March 30, 2019 was $85.9 million.

Convertible Notes
On December 9, 2015, the Company issued $143.8 million of its 2.25% Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company. Interest is payable on the Convertible Notes on June 1 and December 1 of each year until their maturity date of December 1, 2020. During Fiscal 2018, the Company repurchased $83.3 million in aggregate principal amount of its Convertible Notes. For additional information regarding our Convertible Notes, refer to Note 5. “Credit Arrangements”, in the Notes to Consolidated Financial Statements (unaudited).
Contractual Obligations and Commercial Commitments
As of March 30, 2019, there have been no material changes with respect to our contractual obligations since December 29, 2018. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2018 Form 10-K.
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
Effects of Inflation
We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the three months ended March 30, 2019, cost deflation was less than 1%. During Fiscal 2019, we anticipate market driven cost inflation to be in the range of 1% to 3% excluding any potential tariffs. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.
Recent Accounting Pronouncements
The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements, issued but not yet effective, that may have a material impact on its results of operations, financial condition, or cash flows, based on current information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Fiscal 2018 Form 10-K. As of March 30, 2019, our exposure to market risk has not changed materially since December 29, 2018.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 30, 2019, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 30, 2019.
Changes in Internal Control over Financial Reporting
Except as noted below, there have been no changes in our internal control over financial reporting during the quarter ended March 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Company adopted ASU 2016-02 as of December 30, 2018. As a result, we made the following modifications to internal controls over financial reporting, and changes to our accounting policies and procedures, operational processes, and documentation practices:

•	Implementing a new information technology system to capture, calculate, and account for leases.

•	Enhanced the risk assessment process to take into account risks associated with Topic 842.

•
Modified existing controls that address risks associated with accounting for lease assets and liabilities and the related income and expense. This included modifying our contract review controls to consider the new criteria for determining whether a contract is or contains a lease, specifically to clarify the definition of a lease and align with the concept of control.

•	Updating our policies and procedures related to accounting for lease assets and liabilities and related income and expense.

•	Added controls to address related required disclosures regarding leases, including our significant assumptions and judgments used in applying Topic 842.
Inherent Limitations on Effectiveness of Controls
Our management, including the Chief Executive Officer and Interim Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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
Item 1A. Risk Factors
For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Fiscal 2018 Form 10-K. There has not been a material change to the risk factors set forth in the Fiscal 2018 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of shares of common stock during the quarter ended March 30, 2019:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
December 30, 2018 through January 26, 2019	374	$4.92	—	$36,176
January 27, 2019 through February 23, 2019	—	$—	—	$36,176
February 24, 2019 through March 30, 2019	40,973	$6.97	—	$36,176
Totals	41,347		—

(1)	Shares withheld to cover required tax payments on behalf of employees as their equity awards vest.

(2)
On August 5, 2014, May 6, 2015 and November 23, 2015, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $300 million of its shares of common stock from time to time over three year periods ending on August 4, 2017, May 5, 2018 and November 22, 2018, respectively. On May 5, 2017, the Company's board of directors authorized the repurchase of up to an additional $70.0 million of equity and equity-linked securities. On October 31, 2018, the Company's board of directors approved a two year extension of the remaining repurchase program. On May 1, 2019, the Company’s board of directors increased the amount available under this program to $70.0 million. This repurchase program will expire on November 22, 2020.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
Exhibit
No.                        Description

3.1	Amended and Restated Certificate of Incorporation of Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K filed on June 10, 2016 (File No. 001-34507))

3.2	Fifth Amended and Restated By-laws of Vitamin Shoppe Inc. (Incorporated by reference to Exhibit 3.2 in our Annual Report on Form 10-K filed on February 26, 2019 (File No. 001-34507))

10.1
Offer Letter Agreement, dated as of January 13, 2019, by and between Neal Panza and Vitamin Shoppe Industries Inc.* (Incorporated by reference to Exhibit 10.75 in our Annual Report on Form 10-K filed on February 26, 2019 (File No. 001-34507))

10.2
Offer Letter Agreement, dated as of April 8, 2019, by and between Charles Knight and Vitamin Shoppe, Inc.* (Incorporated by reference to Exhibit 10.1 in our Amendment on Form 8-K/A to a previously filed Form 8-K filed on April 9, 2019 (File No. 001-34507))

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 30, 2019, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* Management contract or compensation plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2019.

VITAMIN SHOPPE, INC.

By:	/s/ Charles D. Knight
Charles D. Knight
SVP and Interim Chief Financial Officer