Form 10-Q
period 2019-06-29
Vitamin Shoppe, Inc.
filed 2019-08-08
CIK 1360530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒
As of July 27, 2019 Vitamin Shoppe, Inc. had 24,063,250 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 29, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$14,790	$2,668
Inventories	181,008	189,273
Prepaid expenses and other current assets	27,991	27,921
Total current assets	223,789	219,862
Right-of-use assets	439,069	—
Property and equipment, net of accumulated depreciation and amortization of $327,770 and $312,977 in 2019 and 2018, respectively	114,776	123,002
Intangibles, net	2,222	11,088
Deferred taxes	33,105	31,659
Other long-term assets	3,373	2,468
Total assets	$816,334	$388,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	36,797	39,789
Accrued expenses and other current liabilities	55,510	65,508
Short-term lease liabilities	97,825	500
Total current liabilities	190,132	105,797
Long-term lease liabilities	383,110	934
Convertible notes, net	56,798	55,570
Deferred rent	—	37,034
Other long-term liabilities	416	403
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at June 29, 2019 and December 29, 2018	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 24,335,700 shares issued and 24,032,628 shares outstanding at June 29, 2019, and 24,234,651 shares issued and 23,974,031 shares outstanding at December 29, 2018	243	242
Additional paid-in capital	87,034	85,853
Treasury stock, at cost; 303,072 shares at June 29, 2019 and 260,620 shares at December 29, 2018	(7,607)	(7,314)
Retained earnings	106,208	109,560
Total stockholders’ equity	185,878	188,341
Total liabilities and stockholders’ equity	$816,334	$388,079
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$270,876	$293,103	$554,208	$589,067
Cost of goods sold	180,608	198,867	369,122	401,720
Gross profit	90,268	94,236	185,086	187,347
Selling, general and administrative expenses	83,051	88,918	171,578	177,516
Impairment charges on fixed, intangible and right-of-use assets	10,883	131	10,883	833
Income (loss) from operations	(3,666)	5,187	2,625	8,998
Gain on extinguishment of debt	—	3,727	—	16,229
Interest expense, net	1,075	1,699	2,141	4,140
Income (loss) before provision (benefit) for income taxes	(4,741)	7,215	484	21,087
Provision (benefit) for income taxes	(1,171)	1,932	557	6,147
Net income (loss) from continuing operations	(3,570)	5,283	(73)	14,940
Net income (loss) from discontinued operations, net of tax	—	1,897	—	(11,619)
Net income (loss)	$(3,570)	$7,180	$(73)	$3,321

Weighted average common shares outstanding
Basic	23,670,348	23,593,876	23,611,724	23,444,052
Diluted	23,670,348	23,774,548	23,611,724	23,570,976

Net income (loss) from continuing operations per common share
Basic	$(0.15)	$0.22	$—	$0.64
Diluted	$(0.15)	$0.22	$—	$0.63

Net income (loss) from discontinued operations per common share
Basic	$—	$0.08	$—	$(0.50)
Diluted	$—	$0.08	$—	$(0.49)

Net income (loss) per common share
Basic	$(0.15)	$0.30	$—	$0.14
Diluted	$(0.15)	$0.30	$—	$0.14
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
 Figures may not sum due to rounding

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amounts	Shares	Amounts			Total
Balance at December 29, 2018	24,234,651	$242	(260,620)	$(7,314)	$85,853	$109,560	$188,341
Adoption of ASU 2016-02	—	—	—	—	—	(3,279)	(3,279)
Net income	—	—	—	—	—	3,497	3,497
Equity compensation	—	—	—	—	632	—	632
Issuance of shares	197,205	2	—	—	(2)	—	—
Purchases of treasury stock	—	—	(41,347)	(287)	—	—	(287)
Cancellation of restricted shares	(63,274)	(1)	—	—	1	—	—
Issuance of shares under employee stock purchase plan	20,844	—	—	—	84	—	84
Balance at March 30, 2019	24,389,426	244	(301,967)	(7,602)	86,568	109,778	188,988
Net loss	—	—	—	—	—	(3,570)	(3,570)
Equity compensation	—	—	—	—	314	—	314
Issuance of shares	60,140	1	—	—	(1)	—	—
Purchases of treasury stock	—	—	(1,105)	(5)	—	—	(5)
Cancellation of restricted shares	(148,073)	(1)	—	—	1	—	—
Issuance of shares under employee stock purchase plan	34,207	—	—	—	150	—	150
Balance at June 29, 2019	24,335,700	$243	(303,072)	$(7,607)	$87,034	$106,208	$185,878

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amounts	Shares	Amounts			Total
Balance at December 30, 2017	24,220,509	$242	(198,561)	$(7,010)	$88,823	$113,312	$195,367
Net loss	—	—	—	—	—	(3,859)	(3,859)
Equity compensation	—	—	—	—	875	—	875
Issuance of restricted shares	288,149	3	—	—	(3)	—	—
Purchases of treasury stock	—	—	(42,339)	(185)	—	—	(185)
Cancellation of restricted shares	(5,492)	—	—	—	—	—	—
Issuance of shares under employee stock purchase plan	29,149	—	—	—	107	—	107
Repurchases of Convertible Notes	—	—	—	—	(5,849)	—	(5,849)
Balance at March 31, 2018	24,532,315	245	(240,900)	(7,195)	83,953	109,453	186,456
Net income	—	—	—	—	—	7,180	7,180
Equity compensation	—	—	—	—	56	—	56
Issuance of restricted shares	17,539	—	—	—	—	—	—
Purchases of treasury stock	—	—	(13,100)	(59)	—	—	(59)
Cancellation of restricted shares	(276,344)	(3)	—	—	3	—	—
Repurchases of Convertible Notes	—	—	—	—	(26)	—	(26)
Balance at June 30, 2018	24,273,510	$243	(254,000)	$(7,254)	$83,985	$116,633	$193,607

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income (loss)	$(73)	$3,321
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets, intangible assets and finance leases right-of-use assets	19,764	21,498
Impairment charges on intangible assets	9,000	8,174
Impairment charges on fixed assets	790	8,873
Impairment charges on right-of-use assets	1,093	—
Loss on sale of FDC Vitamins, LLC	—	163
Amortization of deferred financing fees	219	365
Gain on extinguishment of debt	—	(16,229)
Amortization of debt discount on convertible notes	1,068	1,976
Deferred income taxes	(286)	10,136
Deferred rent	—	(1,842)
Non-cash portion of lease expense for operating leases	46,004	—
Equity compensation expense	947	931
Tax benefits on exercises of equity awards	412	705
Changes in operating assets and liabilities:
Accounts receivable	—	(971)
Inventories	8,265	19,558
Prepaid expenses and other current assets	93	1,398
Other long-term assets	(1,133)	(50)
Accounts payable	(4,462)	4,741
Accrued expenses and other current liabilities	(9,199)	3,354
Operating lease liabilities	(48,382)	—
Other long-term liabilities	(235)	186
Net cash provided by operating activities	23,885	66,287
Cash flows from investing activities:
Capital expenditures	(12,603)	(15,705)
Net proceeds on sale of FDC Vitamins, LLC	—	15,729
Trademarks and other intangible assets	(313)	(163)
Net cash used in investing activities	(12,916)	(139)
Cash flows from financing activities:
Borrowings under revolving credit facility	10,000	81,000
Repayments of borrowings under revolving credit facility	(10,000)	(90,000)
Purchases of convertible notes	—	(57,158)
Bank overdraft	1,458	327
Issuance of shares under employee stock purchase plan	234	108
Purchases of treasury stock	(292)	(244)
Other financing activities	(247)	(219)

Net cash provided by (used in) financing activities	1,153	(66,186)
Effect of exchange rate changes on cash and cash equivalents	—	1
Net increase (decrease) in cash and cash equivalents	12,122	(37)
Cash and cash equivalents beginning of period	2,668	1,947
Cash and cash equivalents end of period	$14,790	$1,910
Supplemental disclosures of cash flow information:
Interest paid	$893	$1,943
Income taxes paid (refunded)	$347	$(10,764)
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$2,943	$5,988
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
The consolidated financial statements as of June 29, 2019 and June 30, 2018 are unaudited. The consolidated balance sheet as of December 29, 2018 was derived from our audited financial statements. The Company currently operates through one business segment, retail, which includes Vitamin Shoppe and Super Supplements retail store formats and our e-commerce formats. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 2018, as filed with the Securities and Exchange Commission on February 26, 2019 (the “Fiscal 2018 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
The Company's fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week period, ending on the last Saturday in December. The results for the three and six months ended June 29, 2019 and June 30, 2018 are each based on 13-week and 26-week periods, respectively.
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
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13 ("ASU 2016-13"), Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued by the FASB to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to be applied to credit loss estimates. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019 and will be adopted using a modified-retrospective approach. The Company is evaluating ASU 2016-13 and currently expects this guidance will not have a material impact on its results of operations, financial condition, or cash flows, based on current information.
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

Reconciliation of the Major Line Items Constituting Income (Loss) of Discontinued Operations to the After-Tax Income (Loss) of Discontinued Operations That Are Presented in the Statements of Operations
(in thousands)

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Major classes of line items constituting net income (loss) on discontinued operations:
Net sales (1)	$4,875	$10,426
Cost of goods sold	3,340	7,339
Fixed assets impairment charges	—	7,236
Gross profit (loss)	1,535	(4,149)
Selling, general and administrative expenses	558	1,952
Intangible assets and fixed assets impairment charges	—	8,978
Discontinued operations (gain) loss (2)	(1,287)	163
Income (loss) before provision (benefit) for income taxes	2,264	(15,242)
Provision (benefit) for income taxes	367	(3,623)
Net income (loss)	$1,897	$(11,619)

(1)	Revenue related to a transition services agreement was $1.6 million during the three and six months ended June 30, 2018.

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

Cash Flow Disclosures for Discontinued Operations (in thousands)
	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Cash flows used in operating activities	$(15,062)	$(15,116)
Cash flows provided by investing activities	$15,726	$15,634

Depreciation and amortization	$—	$769
Capital expenditures	$2	$94

3. Goodwill and Intangible Assets
The following table discloses the carrying value of all intangible assets (in thousands):

	June 29, 2019				December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net
Intangible assets
Goodwill	$210,633	$—	$210,633	$—	$210,633	$—	$210,633	$—
Tradenames – Indefinite-lived (1)	68,405	—	68,405	—	68,405	—	59,405	9,000
Tradenames – Definite-lived	6,077	3,855	—	2,222	5,764	3,676	—	2,088
	$285,115	$3,855	$279,038	$2,222	$284,802	$3,676	$270,038	$11,088

(1)
During the second quarter of Fiscal 2019, the Company experienced a sustained reduction to its market capitalization. In addition, the Company revised its forecast for Fiscal 2019 and updated its long-range plan. Based on these factors, the Company concluded that an impairment trigger occurred and therefore an interim impairment test of the Vitamin Shoppe tradename was performed. The results of the interim impairment test indicated that the carrying value of the Vitamin Shoppe tradename exceeded its fair value. The Company recorded an impairment charge on the Vitamin Shoppe tradename of $9.0 million during the second quarter of Fiscal 2019, which represented the full remaining carrying value of this indefinite-lived tradename.

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
These measures of fair value for indefinite-lived tradenames, and related inputs, are considered Level 3 measures under the fair value hierarchy.
The useful lives of the Company’s definite-lived intangible assets are 10 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at June 29, 2019, is as follows (in thousands):

Remainder of Fiscal 2019	$180
Fiscal 2020	366
Fiscal 2021	366
Fiscal 2022	363
Fiscal 2023	319
Thereafter	628
$2,222

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 29, 2019	December 29, 2018
Accrued salaries and related expenses	$16,317	$24,048
Sales tax payable and related expenses	6,786	7,092
Deferred sales	3,828	5,455
Other accrued expenses	28,579	28,913
	$55,510	$65,508

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

The Convertible Notes consist of the following components (in thousands):

	June 29, 2019	December 29, 2018
Liability component:
Principal	$60,439	$60,439
Conversion feature	(17,115)	(17,115)
Liability portion of debt issuance costs	(2,675)	(2,675)
Amortization	16,149	14,921
Net carrying amount	$56,798	$55,570

Equity component:
Conversion feature	$18,862	$18,862
Equity portion of debt issuance costs	(793)	(793)
Deferred taxes	941	941
Net carrying amount	$19,010	$19,010

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
Revolving Credit Facility
As of June 29, 2019 and December 29, 2018, the Company had no borrowings outstanding on its Revolving Credit Facility (the “Revolving Credit Facility”).
The Revolving Credit Facility has a maturity date of May 9, 2022, provided that the maturity date would be any day on or after September 2, 2020 only if the Company did not on any such day have enough liquidity to retire its Convertible Notes then outstanding, if any.
Subject to the terms of the Revolving Credit Facility, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain inventory as well as certain accounts receivable of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount borrowed during the six months ended June 29, 2019 and June 30, 2018 was $10.0 million and $43.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at June 29, 2019 was $85.5 million.
Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.00%, 0.125% or 0.25% or the adjusted Eurodollar rate plus 1.00%, 1.125% or 1.25%, in each case with the highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 33% of the borrowing base availability under the Revolving Credit Facility, the second highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 66% and greater than or equal to 33% of the borrowing base availability under the Revolving Credit Facility and the lowest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is greater than or equal to 66% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility during the six months ended June 29, 2019 and June 30, 2018 was 3.86% and 2.81%, respectively. The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility is 0.25% per annum.
Interest expense, net for the three and six months ended June 29, 2019 and June 30, 2018 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Amortization of debt discount on Convertible Notes	$540	$769	$1,068	$1,976
Interest on Convertible Notes	340	542	680	1,348
Amortization of deferred financing fees	109	145	219	365
Interest / fees on the Revolving Credit Facility and other interest	86	243	174	451
Interest expense, net	$1,075	$1,699	$2,141	$4,140
6. Leases
The Company’s lease contracts consist of real estate leases and non-real estate leases primarily related to equipment. The Company leases the property for all of its stores as well as its distribution centers and corporate offices. In addition, the Company leases the facilities for its discontinued manufacturing operations. As of June 29, 2019, all of the Company’s real estate leases are classified as operating leases. Generally, the initial term of leases for stores is ten years. These leases generally contain renewal options for periods ranging from one to ten years, a few of which are considered “reasonably certain” in the measurement of lease liabilities and the corresponding right-of-use assets due to significant capital expenditures related to those store locations. The Company is also required under these leases to pay costs such as real estate taxes and common area maintenance. Contingent rentals are paid based on a percentage of gross sales as defined by lease agreements. These costs and contingent rentals are not considered as lease payments in the measurement of lease liabilities and the corresponding right-of-use assets as they represent non-lease components or variable lease payments other than those that depend on an index or rate. The Company sub-leases a portion of its stores, as well as certain manufacturing facilities related to its discontinued operations.
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
Significant Assumptions and Judgments
Discount rate
The discount rate is the rate implicit in the lease unless that rate cannot be readily determined. In that case, the Company is required to use its incremental borrowing rate. The discount rate for a lease is determined based on the information available at the later of the adoption of ASU 2016-02 or at lease commencement. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company engaged outside valuation consultants for the determination of the incremental borrowing rates for its operating leases.

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
	(in thousands)	(in thousands)
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$116	$239
Interest on lease liabilities	15	32
Operating lease cost	29,737	59,063
Variable lease cost	2,544	5,506
Sublease income	(318)	(542)
Total lease cost	$32,094	$64,298

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$15	$32
Operating cash flows from operating leases	$30,790	$61,350
Financing cash flows from finance leases	$124	$247
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$18,413	$28,019

		As of
		June 29, 2019
Weighted-average remaining lease term, in years – finance leases		2.3
Weighted-average remaining lease term, in years – operating leases		5.8
Weighted-average discount rate – finance leases		4.7%
Weighted-average discount rate – operating leases		5.3%

As of June 29, 2019, the Company's right-of-use assets consist of the following (in thousands):

Right-of-use assets - operating leases	$438,063
Right-of-use assets - finance leases	1,006
Total right-of-use assets	$439,069

As of June 29, 2019, the reconciliation of undiscounted cash flows to lease liabilities, by lease type, is as follows (in thousands):

	Operating Leases	Finance Leases
Undiscounted cash flows:
Year 1	$119,945	$558
Year 2	108,303	558
Year 3	94,150	140
Year 4	76,447	—
Year 5	56,416	—
Beyond Year 5	105,598	—
	$560,859	$1,256

Present values	$479,748	$1,187

Short-term lease liabilities	$97,313	$512
Long-term lease liabilities	382,435	675
Total lease liabilities	$479,748	$1,187

Difference between undiscounted cash flows and discounted cash flows	$81,111	$69
Prior to the adoption of ASU 2016-02, as of December 29, 2018, the Company’s real estate lease commitments were as follows (in thousands):

Fiscal year	Total Operating Leases (1)
2019	$121,227
2020	108,993
2021	95,529
2022	80,274
2023	61,847
Thereafter	115,852
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
The following table contains net sales by fulfillment category (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
Sales fulfilled in stores	$231,885	$254,875	$476,579	$512,291
Direct to consumer sales	38,991	38,228	77,629	76,776
Net sales	$270,876	$293,103	$554,208	$589,067

The following table represents net sales by major product category (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Product Category
Vitamins, Minerals, Herbs and Homeopathy	$78,592	$83,997	$162,548	$172,801
Sports Nutrition	77,044	89,669	159,219	179,008
Specialty Supplements	72,823	75,986	146,064	151,408
Other	41,833	42,840	85,207	84,622
	270,292	292,492	553,038	587,839
Delivery Revenue	584	611	1,170	1,228
Total net sales	$270,876	$293,103	$554,208	$589,067

Delivery revenue represents shipping fees billed to customers which are included in net sales in the consolidated statements of operations.
Contract Balances
Receivables primarily consist of amounts due from debit and credit card processors, wholesale customers and amounts due from third-party e-commerce marketplaces. These receivables balances are included in prepaid expenses and other current assets in the consolidated balance sheets.
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

The opening and closing balances of the Company’s receivables and contract liabilities are as follows (in thousands):

	Receivables	Contract Liabilities

Balances as of December 29, 2018	$8,211	$7,287
Increase / (Decrease)	771	(1,034)
Balances as of March 30, 2019	8,982	6,253
Increase / (Decrease)	772	(1,113)
Balances as of June 29, 2019	$9,754	$5,140

Balances as of December 30, 2017	$10,937	$7,511
Increase	1,055	899
Balances as of March 31, 2018	11,992	8,410
Increase / (Decrease)	(560)	1,013
Balances as of June 30, 2018	$11,432	$9,423
The amounts of revenue recognized during the three month periods ended March 30, 2019 and March 31, 2018 that were included in the opening contract liability balances as of December 29, 2018 and December 30, 2017 were $6.0 million and $6.5 million, respectively. The amounts of revenue recognized during the three month periods ended June 29, 2019 and June 30, 2018 that were included in the opening contract liability balances as of March 30, 2019 and March 31, 2018 were $5.2 million and $6.4 million, respectively. This revenue consists primarily of loyalty point redemptions, the delivery of sales in transit and gift card redemptions.
Performance Obligations
For retail sales, the performance obligation is the transfer of retail merchandise to the customer at the retail store or at the time of delivery to the customer. Variable consideration for retail sales is primarily related to our loyalty program. Under the loyalty program, sales are deferred at the time points are earned based on the value of points that are projected to be redeemed, which are based on historical redemption data and current trends. The Company records a liability in the period points are earned with a corresponding reduction of sales. Through the first fiscal quarter of Fiscal 2019, loyalty points were earned each calendar quarter and must have been redeemed within the subsequent calendar quarter or they expired. Enhancements to the loyalty program were rolled out in the second fiscal quarter of Fiscal 2019 and include providing Healthy Awards® members with flexibility when redeeming loyalty points. Under the enhanced loyalty program, Healthy Awards® members have the option to redeem loyalty points as they are earned or accumulate loyalty points over an extended period of time.
The Company considers shipping and handling costs as fulfillment costs, and does not consider such activities as a separate performance obligation. When applicable, the Company is responsible for shipment and delivery of the merchandise, even when using a third-party shipping company.

8. Stock Based Compensation
Equity Incentive Plans – Through its 2018 Long-term Incentive Plan (the “2018 Plan”), the Company provides stock based compensation to certain directors, officers, consultants and employees of the Company. As of June 29, 2019, there were 2,813,888 shares available to grant under the 2018 Plan which includes 240,900 shares currently held by the Company as treasury stock.
During Fiscal 2018, the Company granted inducement awards to certain executives, which were granted outside of the 2018 Plan, but generally incorporate the terms and conditions of the 2018 Plan. These inducement awards consisted of 104,510 performance share units and 31,250 restricted share units.
The following table summarizes restricted shares for the 2018 Plan as of June 29, 2019 and changes during the six month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2018	436,397	$11.70
Granted	226,539	$6.47
Vested	(96,851)	$21.84
Canceled/forfeited	(211,347)	$6.59
Unvested at June 29, 2019	354,738	$8.64
The total intrinsic value of restricted shares vested during the six months ended June 29, 2019 and June 30, 2018 was $0.7 million and $0.6 million, respectively.
The following table summarizes stock options for the 2018 Plan as of June 29, 2019 and changes during the six month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2018	272,000	$17.13
Granted	—	$—
Exercised	—	$—
Canceled/forfeited	(35,874)	$—
Outstanding at June 29, 2019	236,126	$15.15	7.28	$—
Vested or expected to vest at June 29, 2019	225,681	$15.55	7.22
Vested and exercisable at June 29, 2019	131,674	$22.03	6.36	$—
No options were exercised during the six months ended June 29, 2019 and June 30, 2018.
Stock options were not granted during the six months ended June 29, 2019. The weighted-average grant date fair value of stock options during the six months ended June 30, 2018 was $1.76. The fair value of each option grant was estimated on the date of grant using the Monte Carlo option-pricing model, because these awards contain a market condition based on the achievement of predetermined targets related to the share price of our common stock, with the following assumptions:

Six Months Ended
June 30, 2018
Expected dividend yield	0.0%
Weighted average expected volatility	42.61%
Weighted average risk-free interest rate	2.54%
Expected holding period	6.02 years
The following table summarizes performance share units for the 2018 Plan, as well as inducement awards, as of June 29, 2019 and changes during the six month period then ended:

	Number of Unvested Performance Share Units	Weighted Average Grant Date Fair Value
Unvested at December 29, 2018	443,869	$10.64
Granted	366,645	$6.82
Vested	(3,028)	$30.26
Canceled/forfeited	(164,683)	$10.28
Unvested at June 29, 2019	642,803	$8.46
Performance share units granted during the six months ended June 29, 2019 will vest on December 25, 2021 if the performance criteria are achieved. These performance share units can vest at a range of 0% to 300% based on the achievement of pre-established performance targets.
The total intrinsic value of performance share units vested during the six months ended June 29, 2019 was de minimis.
The following table summarizes restricted share units for the 2018 Plan, as well as inducement awards, as of June 29, 2019 and changes during the six month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 29, 2018	89,340	$7.84
Granted	—	$—
Vested	(38,726)	$7.75
Canceled/forfeited	—	$—
Unvested at June 29, 2019	50,614	$7.90
The total intrinsic value of restricted share units vested during the six months ended June 29, 2019 and June 30, 2018 was $0.2 million and $0.2 million, respectively.
Compensation expense attributable to stock based compensation for the three and six months ended June 29, 2019 was approximately $0.3 million and $0.9 million, respectively, and for the three and six months ended June 30, 2018 was approximately $0.1 million and $0.9 million, respectively. As of June 29, 2019, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares, performance share units and restricted share units to be expensed in future periods is $2.6 million, and the related weighted-average period over which it is expected to be recognized is 1.8 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares, performance share units and restricted share units as of June 29, 2019 is approximately $0.2 million.
Treasury Stock – As part of the Company’s equity incentive plan, the Company makes required tax payments on behalf of employees as their equity awards vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the six months ended June 29, 2019, the Company purchased 42,452 shares in settlement of employees’ tax obligations for a total of $0.3 million. The Company accounts for treasury stock using the cost method. 240,900 treasury shares are available to grant under the Company’s equity incentive plan.
9. Advertising Costs
The costs of advertising for online marketing arrangements, direct mail, magazines and radio are expensed as incurred, or the first time the advertising takes place. Advertising expense was $7.9 million and $6.9 million for the three months ended June 29, 2019 and June 30, 2018, respectively, and $15.2 million and $13.4 million for the six months ended June 29, 2019 and June 30, 2018, respectively.
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
The components of the calculation of basic net income (loss) per common share and diluted net income (loss) per common share are as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Net income (loss) from continuing operations	$(3,570)	$5,283	$(73)	$14,940
Net income (loss) from discontinued operations	—	1,897	—	(11,619)
Net income (loss)	$(3,570)	$7,180	$(73)	$3,321
Denominator:
Basic weighted average common shares outstanding	23,670,348	23,593,876	23,611,724	23,444,052
Effect of dilutive securities (a):
Stock options	—	—	—	—
Restricted shares	—	95,330	—	80,796
Performance share units	—	68,214	—	34,145
Restricted share units	—	17,128	—	11,983
Diluted weighted average common shares outstanding	23,670,348	23,774,548	23,611,724	23,570,976

Basic net income (loss) from continuing operations per common share	$(0.15)	$0.22	$—	$0.64
Diluted net income (loss) from continuing operations per common share	$(0.15)	$0.22	$—	$0.63

Basic net income (loss) from discontinued operations per common share	$—	$0.08	$—	$(0.50)
Diluted net income (loss) from discontinued operations per common share	$—	$0.08	$—	$(0.49)

Basic net income (loss) per common share	$(0.15)	$0.30	$—	$0.14
Diluted net income (loss) per common share	$(0.15)	$0.30	$—	$0.14

(a) For the three and six months ended June 29, 2019, due to a loss for the period, no incremental shares are included because the effect would be anti-dilutive.
Securities for the three months ended June 29, 2019 and June 30, 2018 in the amount of 798,270 shares and 518,214 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Securities for the six months ended June 29, 2019 and June 30, 2018 in the amount of 607,738 shares and 975,634 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.
The Company has the intent and ability to settle the principal portion of its Convertible Notes in cash, and as such, has applied the treasury stock method, which has resulted in the underlying convertible shares, and related warrants, being anti-dilutive for the three and six months ended June 29, 2019 and June 30, 2018 as the Company’s average stock price from the date of issuance of the Convertible Notes through June 29, 2019 was less than the conversion price as well as less than the strike price of the warrant transaction. Refer to Note 5., “Credit Arrangements” for additional information on the Convertible Notes.
11. Share Repurchase Programs
Beginning in August 2014, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $403.8 million of its shares of common stock and / or its Convertible Notes, from time to time. As of June 29, 2019, 8,064,325 shares of common stock pursuant to these programs, and 83,311 Convertible Notes, have been repurchased for a total of $333.8 million. There is $70.0 million remaining in this program. On October 31, 2018, the Company's board of directors approved a two year extension of the remaining repurchase program. This repurchase program will expire on November 22, 2020.
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
No shares of the Company were repurchased under these programs during the three and six month periods ended June 29, 2019 and June 30, 2018. During the six month period ended June 30, 2018, the Company repurchased $75.3 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $57.2 million, which includes accrued interest of $0.3 million. Refer to Note 5., “Credit Arrangements” for additional information.
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

The Company's financial instruments also include its Convertible Notes (in thousands):

	June 29, 2019	December 29, 2018
Fair Value	$54,582	$50,914
Carrying Value (1)	56,798	55,570

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
The Company recognized store impairment charges of $1.9 million during the second fiscal quarter of Fiscal 2019 on fixed assets and right-of-use assets related to four of its underperforming retail locations, which are still in use in the Company's operations. Impairment charges on the fixed assets of these retail locations represented the full net book value of the fixed assets of these retail locations. Impairment charges on the right-of-use assets of these retail locations were based on a market analysis of the fair value of the applicable real estate operating leases.
14. Subsequent Event
On August 7, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Liberty Tax, Inc. (“Liberty Tax”), and Valor Acquisition, LLC, a subsidiary of Liberty Tax (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and a wholly owned subsidiary of Liberty Tax (the “Merger”).
If the Merger is completed, the stockholders of the Company will be entitled to receive $6.50 in cash (the “Per Share Price”), less any applicable withholding taxes, for each share of common stock of the Company owned by them. Further, the common stock of the Company will no longer be publicly traded and will be delisted from the New York Stock Exchange. In addition, the common stock of the Company will be deregistered under the Securities Exchange Act of 1934, as amended, and the Company will no longer file periodic reports with the United States Securities and Exchange Commission.
The completion of the Merger is subject to the approval of the Company’s stockholders, regulatory approvals and customary closing conditions.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q.
Company Overview
We are an omni-channel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market approximately 700 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, BodyTech Elite®, True Athlete®, plnt®, ProBioCare® and Next Step®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement (“VMS”) retailers and continue to refine our assortment with approximately 6,000 stock keeping units (“SKUs”) offered in our typical store and approximately 7,000 additional SKUs available through e-commerce. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.
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
During the second quarter of Fiscal 2019, the Company experienced a sustained reduction to its market capitalization. In addition, the Company revised its forecast for Fiscal 2019 and updated its long-range plan. Based on these factors, the Company concluded that an impairment trigger occurred and therefore an interim impairment test of the Vitamin Shoppe tradename was performed. The results of the interim impairment test indicated that the carrying value of the Vitamin Shoppe tradename exceeded its fair value. The Company recorded an impairment charge on the Vitamin Shoppe tradename of $9.0 million during the second quarter of Fiscal 2019, which represented the full remaining carrying value of this indefinite-lived tradename.
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
As of June 29, 2019 we operate 765 stores located in 45 states, the District of Columbia and Puerto Rico. We continue to evaluate our store network strategy.
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
Key Performance Indicators and Statistics
We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$270,876	$293,103	$554,208	$589,067
Decrease in total comparable net sales (1)	(7.2)%	(1.1)%	(5.3)%	(2.4)%
Gross profit as a percent of net sales	33.3%	32.2%	33.4%	31.8%
Income (loss) from operations	$(3,666)	$5,187	$2,625	$8,998
Adjusted EBITDA (2)	$17,572	$21,998	$35,751	$38,527

(1)	Total comparable net sales are comprised of comparable fulfilled in retail store sales and direct to consumer sales.

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

A reconciliation of net income (loss) from continuing operations to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss) from continuing operations	$(3,570)	$5,283	$(73)	$14,940
Additions:
Provision (benefit) for income taxes	(1,171)	1,932	557	6,147
Interest expense, net	1,075	1,699	2,141	4,140
Depreciation and amortization	9,911	10,251	19,764	20,729
EBITDA	6,245	19,165	22,389	45,956
Adjustments:
Tradename impairment charge (a)	9,000	—	9,000	—
Store closure costs (b)	801	—	1,813	—
Management realignment costs (c)	433	1,848	1,456	1,848
Right-of-use asset impairment charges (d)	1,093	—	1,093	—
Gain on extinguishment of debt (e)	—	(3,727)	—	(16,229)
Inventory charge (f)	—	3,600	—	3,600
Distribution center closing costs (g)	—	450	—	2,690
Shareholder settlement (h)	—	662	—	662
Adjusted EBITDA	$17,572	$21,998	$35,751	$38,527

(a)	Impairment charge on the Vitamin Shoppe tradename.

(b)	Store closure costs primarily include lease termination fees.

(c)	Costs related to management turnover, including severance charges, recruitment costs and other professional fees.

(d)	Charges incurred to reflect the fair market value of the right-of-use assets associated with certain retail locations.

(e)	Gain recognized on the repurchases of a portion of Convertible Notes.

(f)	Inventory charge resulting from an evaluation to optimize the Company's product assortment.

(g)	Costs related to the closing of the North Bergen, New Jersey distribution center.

(h)	Professional fees incurred related to shareholder settlement.

The following table shows the changes in our network of stores during the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Store Data:
Stores open at beginning of period	769	783	774	785
Stores opened	—	1	—	1
Stores closed	(4)	(2)	(9)	(4)
Stores open at end of period	765	782	765	782
Total retail square footage at end of period (in thousands)	2,673	2,725	2,673	2,725
Average store square footage at end of period	3,494	3,484	3,494	3,484

Three Months Ended June 29, 2019 Compared to Three Months Ended June 30, 2018
The information presented below is for the three months ended June 29, 2019 and June 30, 2018 and was derived from our consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.

The following tables summarize our results of operations for the three months ended June 29, 2019 and June 30, 2018 (in thousands):

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Net sales	$270,876	$293,103	$(22,227)	(7.6)%
Cost of goods sold	180,608	198,867	(18,259)	(9.2)%
Cost of goods sold as % of net sales	66.7%	67.8%
Gross profit	90,268	94,236	(3,968)	(4.2)%
Gross profit as % of net sales	33.3%	32.2%
Selling, general and administrative expenses	83,051	88,918	(5,867)	(6.6)%
SG&A expenses as % of net sales	30.7%	30.3%
Impairment charges on fixed, intangible and right-of-use assets	10,883	131	10,752	nm
Impairment charges as % of net sales	4.0%	—%
Income (loss) from operations	(3,666)	5,187	(8,853)	(170.7)%
Income (loss) from operations as % of net sales	(1.4)%	1.8%
Gain on extinguishment of debt	—	3,727	(3,727)	(100.0)%
Interest expense, net	1,075	1,699	(624)	(36.7)%
Income (loss) before provision (benefit) for income taxes	(4,741)	7,215	(11,956)	(165.7)%
Provision (benefit) for income taxes	(1,171)	1,932	(3,103)	(160.6)%
Net income (loss) from continuing operations	(3,570)	5,283	(8,853)	(167.6)%
Net income from discontinued operations	—	1,897	(1,897)	(100.0)%
Net income (loss)	$(3,570)	$7,180	$(10,750)	(149.7)%
Net Sales
Net sales decreased 7.6% as a result of a decrease in our total comparable net sales of $21.0 million, or 7.2% and a decrease in our total non-comparable net sales of $1.2 million.
Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution and occupancy costs. As a percentage of net sales, cost of goods sold decreased by 1.1%. This includes a prior year charge for the elimination of unproductive inventory of 1.2% and product margin improvement of 0.9%. This was partially offset by occupancy deleverage of 1.0%.
Selling, General and Administrative Expenses

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$33,431	$35,398	$(1,967)	(5.6)%
Store Payroll & benefits as % of net sales	12.3%	12.1%
Advertising and Promotion (b)	7,923	6,937	986	14.2%
Advertising & promotion as % of net sales	2.9%	2.4%
Other SG&A (c)	41,697	46,583	(4,886)	(10.5)%
Other SG&A as % of net sales	15.4%	15.9%
Total SG&A Expenses	$83,051	$88,918	$(5,867)	(6.6)%

(a)	Store payroll and benefits decreased primarily due to a decrease in health insurance costs and lower store commissions.

(b)	Advertising and promotion expenses increased primarily due to higher digital advertising expenditures.

(c)
Other selling, general and administrative expenses decreased primarily due to decreases in overhead expenses totaling $3.2 million which includes decreases in incentive compensation and health insurance costs. The three months ended June 29, 2019 includes store closure costs of $0.8 million and management realignment costs of $0.4 million. The three months ended June 30, 2018 includes management realignment costs of $1.8 million, professional fees related to shareholder settlement of $0.7 million and costs related to the closing of the North Bergen, New Jersey distribution center of $0.4 million.

Impairment Charges on Fixed, Intangible and Right-of-Use Assets
The three months ended June 29, 2019 includes an impairment charge on the Vitamin Shoppe tradename of $9.0 million and impairment charges on right-of-use assets of $1.1 million. In addition, impairment charges on fixed assets increased by $0.7 million.
Gain on Extinguishment of Debt
During the three months ended June 30, 2018, the Company recognized a $3.7 million gain on the repurchase of a portion of its Convertible Notes.
Interest Expense, Net
Interest expense, net decreased $0.6 million due to the repurchases of a portion of the Company's Convertible Notes during Fiscal 2018 and lower borrowings on the Revolving Credit Facility.

Provision (benefit) for Income Taxes
The effective provision (benefit) tax rate for continuing operations for the three months ended June 29, 2019 was 24.7%, compared to 26.8% for the three months ended June 30, 2018. The change in the effective tax rate is primarily due to the permanent tax differences related to the excess tax deficiencies from stock-based compensation for the three months ended June 30, 2018.

Six Months Ended June 29, 2019 Compared to Six Months Ended June 30, 2018
The information presented below is for the six months ended June 29, 2019 and June 30, 2018 and was derived from our consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.

The following tables summarize our results of operations for the six months ended June 29, 2019 and June 30, 2018 (in thousands):

	Six Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Net sales	$554,208	$589,067	$(34,859)	(5.9)%
Cost of goods sold	369,122	401,720	(32,598)	(8.1)%
Cost of goods sold as % of net sales	66.6%	68.2%
Gross profit	185,086	187,347	(2,261)	(1.2)%
Gross profit as % of net sales	33.4%	31.8%
Selling, general and administrative expenses	171,578	177,516	(5,938)	(3.3)%
SG&A expenses as % of net sales	31.0%	30.1%
Impairment charges on fixed, intangible and right-of-use assets	10,883	833	10,050	nm
Impairment charges as % of net sales	2.0%	0.1%
Income from operations	2,625	8,998	(6,373)	(70.8)%
Income from operations as % of net sales	0.5%	1.5%
Gain on extinguishment of debt	—	16,229	(16,229)	(100.0)%
Interest expense, net	2,141	4,140	(1,999)	(48.3)%
Income before provision for income taxes	484	21,087	(20,603)	(97.7)%
Provision for income taxes	557	6,147	(5,590)	(90.9)%
Net income (loss) from continuing operations	(73)	14,940	(15,013)	(100.5)%
Net loss from discontinued operations	—	(11,619)	11,619	(100.0)%
Net income (loss)	$(73)	$3,321	$(3,394)	(102.2)%
Net Sales
Net sales decreased 5.9% as a result of a decrease in our total comparable net sales of $31.1 million, or 5.3% and a decrease in our total non-comparable net sales of $3.7 million.
Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution and occupancy costs. As a percentage of net sales, cost of goods sold decreased by 1.6%. This includes product margin improvement of 1.2%, a prior year charge for the elimination of unproductive inventory of 0.6%, prior year costs related to the closing of the North Bergen, New Jersey distribution center of 0.3% and supply chain leverage of 0.2%. This was partially offset by occupancy deleverage of 0.7%.
Selling, General and Administrative Expenses

	Six Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$68,562	$71,992	$(3,430)	(4.8)%
Store Payroll & benefits as % of net sales	12.4%	12.2%
Advertising and Promotion (b)	15,204	13,373	1,831	13.7%
Advertising & promotion as % of net sales	2.7%	2.3%
Other SG&A (c)	87,812	92,151	(4,339)	(4.7)%
Other SG&A as % of net sales	15.8%	15.6%
Total SG&A Expenses	$171,578	$177,516	$(5,938)	(3.3)%

(a)	Store payroll and benefits decreased primarily due to a decrease in health insurance costs and lower store commissions.

(b)	Advertising and promotion expenses increased primarily due to higher digital advertising expenditures.

(c)
Other selling, general and administrative expenses decreased primarily due to decreases in overhead expenses totaling $4.1 million which includes decreases in incentive compensation and health insurance costs. The six months ended June 29, 2019 includes store closure costs of $1.7 million and management realignment costs of $1.5 million. The six months ended June 30, 2018 includes management realignment costs of $1.8 million, costs related to the closing of the North Bergen, New Jersey distribution center of $0.9 million and professional fees related to shareholder settlement of $0.7 million.

Impairment Charges on Fixed, Intangible and Right-of-Use Assets
The six months ended June 29, 2019 includes an impairment charge on the Vitamin Shoppe tradename of $9.0 million and impairment charges on right-of-use assets of $1.1 million.
Gain on Extinguishment of Debt
During the six months ended June 30, 2018, the Company recognized $16.2 million of gains on the repurchases of a portion of its Convertible Notes.
Interest Expense, Net
Interest expense, net decreased $2.0 million due to the repurchases of a portion of the Company's Convertible Notes during Fiscal 2018 and lower borrowings on the Revolving Credit Facility.

Provision for Income Taxes
The effective tax rate for continuing operations for the six months ended June 29, 2019 was 115.1%, compared to 29.2% for the six months ended June 30, 2018. The change in the effective tax rate is primarily due to the permanent tax differences related to the excess tax deficiencies from stock-based compensation in both periods.

Key Indicators of Liquidity and Capital Resources
The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	June 29, 2019	December 29, 2018
Balance Sheet Data:
Cash and cash equivalents	$14,790	$2,668
Working capital (a)	33,657	114,065
Total assets	816,334	388,079
Total debt (b)	57,985	57,005
(a) Working capital is total current assets minus total current liabilities. Beginning in Fiscal 2019, current liabilities includes short-term lease liabilities of the Company's operating leases.
(b) Total debt includes the outstanding balance on the Company's Revolving Credit Facility, the net balance of its Convertible Notes and its finance lease obligations.

	Six Months Ended
	June 29, 2019	June 30, 2018
Other Information:
Depreciation and amortization of fixed assets, intangible assets and finance leases right-of-use assets	$19,764	$21,498
Cash Flows Provided By (Used In):
Operating activities	$23,885	$66,287
Investing activities	(12,916)	(139)
Financing activities	1,153	(66,186)
Effect of exchange rate changes on cash and cash equivalents	—	1
Net increase (decrease) in cash and cash equivalents	$12,122	$(37)
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
During Fiscal 2019, we plan to spend approximately $30.0 million in capital expenditures, including costs for information technology, investments in new and existing stores and costs supporting growth initiatives. Of the total capital expenditures projected for Fiscal 2019, we have invested $12.6 million during the six months ended June 29, 2019. During Fiscal 2019, we have opened zero stores and closed nine stores as of June 29, 2019. During the remainder of Fiscal 2019 we plan to open approximately five new stores. As we continue to evaluate the Company's store network, we are considering taking actions to close approximately 60 to 80 stores by the end of Fiscal 2021 to address the shift in sales to digital and improve our overall operational results.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.
We were in compliance with all financial covenants relating to our Revolving Credit Facility and Convertible Notes as of June 29, 2019. We expect to be in compliance with these same covenants during the remainder of Fiscal 2019 as well.
Cash Provided by Operating Activities
Net cash provided by operating activities was $23.9 million for the six months ended June 29, 2019 as compared to $66.3 million for the six months ended June 30, 2018. The $42.4 million decrease in cash flows from operating activities is primarily due to changes in cash flows related to inventory, accounts payable and accrued expenses.
Cash Used in Investing Activities
Net cash used in investing activities was $12.9 million during the six months ended June 29, 2019 as compared to $0.1 million during the six months ended June 30, 2018. The $12.8 million increase in cash flows used in investing activities is primarily due to the net proceeds on the sale of FDC Vitamins, LLC of $15.7 million during the six months ended June 30, 2018, partially offset by a decrease in capital expenditures of $3.1 million.
Cash Provided by Financing Activities
Net cash provided by financing activities was $1.2 million for the six months ended June 29, 2019, as compared to net cash used in financing activities of $66.2 million for the six months ended June 30, 2018. The $67.3 million increase in cash provided by financing activities is primarily due to the Company's repurchases of Convertible Notes for $57.2 million and net repayments on the Revolving Credit Facility of $9.0 million during the six months ended June 30, 2018.

Revolving Credit Facility
The terms of our Revolving Credit Facility extend through May 9, 2022, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 5., “Credit Arrangements” in the Notes to Consolidated Financial Statements (unaudited). As of June 29, 2019, the Company had no borrowings outstanding on its Revolving Credit Facility. The largest amount borrowed during the six months ended June 29, 2019 and June 30, 2018 was $10.0 million and $43.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at June 29, 2019 was $85.5 million.
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
Contractual Obligations and Commercial Commitments
As of June 29, 2019, there have been no material changes with respect to our contractual obligations since December 29, 2018. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2018 Form 10-K.
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
Effects of Inflation
We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the six months ended June 29, 2019, cost deflation was less than 1%. During Fiscal 2019, we anticipate market driven cost inflation to be in the range of 1% to 3% excluding any potential tariffs. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Fiscal 2018 Form 10-K. As of June 29, 2019, our exposure to market risk has not changed materially since December 29, 2018.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 29, 2019, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 29, 2019.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 29, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Fiscal 2018 Form 10-K. Except for the additional risk factors listed below, there has not been a material change to the risk factors set forth in the Fiscal 2018 Form 10-K.
Risks related to the proposed merger contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Liberty Tax, Inc. (“Liberty Tax”), and Valor Acquisition, LLC, a subsidiary of Liberty Tax (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and a wholly owned subsidiary of Liberty Tax (the “Merger”).
The announcement and pendency of the Merger may have an adverse effect on our business, financial condition, operating results and cash flows.
Uncertainty about the effect of the proposed Merger on our employees, customers, business partners and other third parties may disrupt our sales and marketing or other key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger. We may not be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could materially adversely affect our business, financial condition, operating results and cash flows. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and restricts us, without the consent of Liberty Tax, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition, operating results and cash flows.
The consummation of the Merger is subject to a number of conditions, including regulatory approvals, and if these conditions are not satisfied, the Merger will not be consummated.
Pursuant to the Merger Agreement, consummation of the Merger is subject to a number of conditions that must be satisfied prior to the consummation of the Merger and may not occur, even if we obtain stockholder approval. The closing conditions under the Merger Agreement include, among others: (i) adoption of the Merger Agreement by holders of a majority of our outstanding common stock; and (ii) the termination or expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
The obligation to consummate the Merger is also subject to the accuracy of representations and warranties, and the satisfaction of performance of obligations, in each case as set forth in the Merger Agreement, subject to specified materiality exceptions. The obligations of Liberty Tax, Inc. to close are also subject to the absence of any material adverse effect on us. As a result of the above-mentioned conditions and the other conditions described in the Merger Agreement, there can be no assurance that the Merger will be consummated, even if stockholder approval of the Merger is obtained.
Should the Merger fail to close for any reason, our business, financial condition, operating results, or cash flows may be materially adversely affected.
The failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock, as well as adversely affect our business, financial condition, operating results and cash flows.

Completion of the Merger is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the approval of our stockholders, the expiration or termination of applicable waiting periods under antitrust and competition laws and similar competition approvals or consents that must be obtained from regulatory entities. The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their common stock in connection with the proposed Merger. Instead, we will remain an independent public company, and the holders of our common stock will continue to own their common stock.
If the Merger is not completed, our common share price may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee to Liberty Tax in the event the Merger is not consummated. Also, in connection with completing the Merger, we may incur substantial transaction fees and costs.
Further, a failure to complete the Merger may result in a negative perception of us in the financial markets and investment community and negative responses from customers, business partners and other third parties. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, customers, business partners and other third parties, could continue or accelerate in the event of a failure to complete the Merger. Our business, financial condition, operating results and cash flows may be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.
We may be targets of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial condition, operating results and cash flows.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of shares of common stock during the quarter ended June 29, 2019:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
March 31, 2019 through April 27, 2019	—	$—	—	$36,176
April 28, 2019 through May 25, 2019	1,105	$4.79	—	$70,000
May 26, 2019 through June 29, 2019	—	$—	—	$70,000
Totals	1,105		—

(1)	Shares withheld to cover required tax payments on behalf of employees as their equity awards vest.

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

10.1
Offer of Promotion Agreement , dated as of May 20, 2019, by and between Charles D. Knight, Vitamin Shoppe, Inc. and Vitamin Shoppe Industries Inc.* (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on May 22, 2019 (File No. 001-34507))

10.2
Resignation of Employment and Consulting Letter Agreement, dated as of May 1, 2019, by and between David Mock and Vitamin Shoppe, Inc.* (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on May 2, 2019 (File No. 001-34507))

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 29, 2019, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* Management contract or compensation plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2019.

VITAMIN SHOPPE, INC.

By:	/s/ Charles D. Knight
Charles D. Knight
EVP and Chief Financial Officer