Form 10-Q
period 2019-09-28
Vitamin Shoppe, Inc.
filed 2019-11-06
CIK 1360530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒
As of October 26, 2019 Vitamin Shoppe, Inc. had 24,100,415 shares of common stock outstanding.

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
These statements are subject to various risks and uncertainties, many of which are outside our control, including, among others, our ability to consummate the proposed merger with Franchise Group, Inc. and the risks associated therewith, our ability to obtain the stockholder approval necessary to consummate the proposed merger, the satisfaction or waiver of other conditions in the merger agreement, the outcome of the current and any future legal proceedings that have or may be instituted against us and others related to the merger agreement in connection with the pending merger transaction, the risk that the pending merger transaction may not be completed in the time frame expected by the parties or at all, strength of the economy, changes in the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, implementation of our strategy, trade restrictions, availability of suitable store locations at appropriate terms, the availability of raw materials, compliance with regulations, certifications and best practices with respect to the development, manufacture, sales and marketing of the Company's products, management changes, maintaining appropriate levels of inventory, changes in tax policy, e-commerce relationships, disruptions of manufacturing, warehouse or distribution facilities or information systems, political environment and other specific factors discussed herein and in other Securities and Exchange Commission (the “SEC”) filings by us (including our reports on Forms 10-K and 10-Q filed with the SEC).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$15,995	$2,668
Inventories	181,815	189,273
Prepaid expenses and other current assets	23,601	27,921
Total current assets	221,411	219,862
Right-of-use assets	424,868	—
Property and equipment, net of accumulated depreciation and amortization of $338,044 and $312,977 in 2019 and 2018, respectively	112,755	123,002
Intangibles, net	2,283	11,088
Deferred taxes	35,695	31,659
Other long-term assets	3,250	2,468
Total assets	$800,262	$388,079
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable	38,203	39,789
Accrued expenses and other current liabilities	56,337	65,508
Short-term lease liabilities	96,756	500
Total current liabilities	191,296	105,797
Long-term lease liabilities	368,828	934
Convertible notes, net	57,422	55,570
Deferred rent	—	37,034
Other long-term liabilities	308	403
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 250,000,000 shares authorized and no shares issued and outstanding at September 28, 2019 and December 29, 2018	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 24,366,706 shares issued and 24,060,705 shares outstanding at September 28, 2019, and 24,234,651 shares issued and 23,974,031 shares outstanding at December 29, 2018	244	242
Additional paid-in capital	86,990	85,853
Treasury stock, at cost; 306,001 shares at September 28, 2019 and 260,620 shares at December 29, 2018	(7,625)	(7,314)
Retained earnings	102,799	109,560
Total stockholders’ equity	182,408	188,341
Total liabilities and stockholders’ equity	$800,262	$388,079
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$253,133	$276,636	$807,341	$865,703
Cost of goods sold	172,565	189,945	541,687	591,665
Gross profit	80,568	86,691	265,654	274,038
Selling, general and administrative expenses	82,493	82,747	254,071	260,263
Impairment charges on fixed, intangible and right-of-use assets	521	718	11,404	1,551
Income (loss) from operations	(2,446)	3,226	179	12,224
Gain on extinguishment of debt	—	—	—	16,229
Interest expense, net	1,080	1,289	3,221	5,429
Income (loss) before provision (benefit) for income taxes	(3,526)	1,937	(3,042)	23,024
Provision (benefit) for income taxes	(117)	57	440	6,204
Net income (loss) from continuing operations	(3,409)	1,880	(3,482)	16,820
Net loss from discontinued operations, net of tax	—	(3,626)	—	(15,245)
Net income (loss)	$(3,409)	$(1,746)	$(3,482)	$1,575

Weighted average common shares outstanding
Basic	23,716,403	23,545,842	23,646,617	23,477,982
Diluted	23,716,403	23,545,842	23,646,617	23,743,856

Net income (loss) from continuing operations per common share
Basic	$(0.14)	$0.08	$(0.15)	$0.72
Diluted	$(0.14)	$0.08	$(0.15)	$0.71

Net loss from discontinued operations per common share
Basic	$—	$(0.15)	$—	$(0.65)
Diluted	$—	$(0.15)	$—	$(0.64)

Net income (loss) per common share
Basic	$(0.14)	$(0.07)	$(0.15)	$0.07
Diluted	$(0.14)	$(0.07)	$(0.15)	$0.07
See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
 Figures may not sum due to rounding

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amounts	Shares	Amounts			Total
Balance at December 29, 2018	24,234,651	$242	(260,620)	$(7,314)	$85,853	$109,560	$188,341
Adoption of ASU 2016-02	—	—	—	—	—	(3,279)	(3,279)
Net income	—	—	—	—	—	3,497	3,497
Equity compensation	—	—	—	—	632	—	632
Issuance of shares	197,205	2	—	—	(2)	—	—
Purchases of treasury stock	—	—	(41,347)	(287)	—	—	(287)
Cancellation of restricted shares	(63,274)	(1)	—	—	1	—	—
Issuance of shares under employee stock purchase plan	20,844	—	—	—	84	—	84
Balance at March 30, 2019	24,389,426	244	(301,967)	(7,602)	86,568	109,778	188,988
Net loss	—	—	—	—	—	(3,570)	(3,570)
Equity compensation	—	—	—	—	314	—	314
Issuance of shares	60,140	1	—	—	(1)	—	—
Purchases of treasury stock	—	—	(1,105)	(5)	—	—	(5)
Cancellation of restricted shares	(148,073)	(1)	—	—	1	—	—
Issuance of shares under employee stock purchase plan	34,207	—	—	—	150	—	150
Balance at June 29, 2019	24,335,700	243	(303,072)	(7,607)	87,034	106,208	185,878
Net loss	—	—	—	—	—	(3,409)	(3,409)
Equity compensation	—	—	—	—	(110)	—	(110)
Issuance of shares	13,890	—	—	—	—	—	—
Purchases of treasury stock	—	—	(2,929)	(18)	—	—	(18)
Cancellation of restricted shares	(2,793)	—	—	—	—	—	—
Issuance of shares under employee stock purchase plan	19,909	—	—	—	66	—	66
Balance at September 28, 2019	24,366,706	$244	(306,001)	$(7,625)	$86,990	$102,799	$182,408

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amounts	Shares	Amounts			Total
Balance at December 30, 2017	24,220,509	$242	(198,561)	$(7,010)	$88,823	$113,312	$195,367
Net loss	—	—	—	—	—	(3,859)	(3,859)
Equity compensation	—	—	—	—	875	—	875
Issuance of restricted shares	288,149	3	—	—	(3)	—	—
Purchases of treasury stock	—	—	(42,339)	(185)	—	—	(185)
Cancellation of restricted shares	(5,492)	—	—	—	—	—	—
Issuance of shares under employee stock purchase plan	29,149	—	—	—	107	—	107
Repurchases of Convertible Notes	—	—	—	—	(5,849)	—	(5,849)
Balance at March 31, 2018	24,532,315	245	(240,900)	(7,195)	83,953	109,453	186,456
Net income	—	—	—	—	—	7,180	7,180
Equity compensation	—	—	—	—	56	—	56
Issuance of restricted shares	17,539	—	—	—	—	—	—
Purchases of treasury stock	—	—	(13,100)	(59)	—	—	(59)
Cancellation of restricted shares	(276,344)	(3)	—	—	3	—	—
Repurchases of Convertible Notes	—	—	—	—	(26)	—	(26)
Balance at June 30, 2018	24,273,510	243	(254,000)	(7,254)	83,985	116,633	193,607
Net loss	—	—	—	—	—	(1,746)	(1,746)
Equity compensation	—	—	—	—	809	—	809
Issuance of restricted shares	40,770	—	—	—	—	—	—
Purchases of treasury stock	—	—	(2,717)	(31)	—	—	(31)
Cancellation of restricted shares	(90,734)	(1)	—	—	1	—	—
Issuance of shares under employee stock purchase plan	25,052	—	—	—	86	—	86
Balance at September 29, 2018	24,248,598	$242	(256,717)	$(7,285)	$84,881	$114,887	$192,725

See accompanying notes to consolidated financial statements.

VITAMIN SHOPPE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income (loss)	$(3,482)	$1,575
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets, intangible assets and finance leases right-of-use assets	30,708	32,002
Impairment charges on intangible assets	9,000	8,174
Impairment charges on fixed assets	994	9,591
Impairment charges on right-of-use assets	1,410	—
Loss on sale of FDC Vitamins, LLC	—	203
Amortization of deferred financing fees	329	485
Gain on extinguishment of debt	—	(16,229)
Amortization of debt discount on convertible notes	1,612	2,570
Deferred income taxes	(2,876)	14,478
Deferred rent	—	(2,835)
Non-cash portion of lease expense for operating leases	69,692	—
Equity compensation expense	837	1,740
Tax benefits on exercises of equity awards	438	743
Changes in operating assets and liabilities:
Accounts receivable	—	(1,458)
Inventories	7,458	33,925
Prepaid expenses and other current assets	4,483	(1,143)
Other long-term assets	(1,039)	(35)
Accounts payable	(1,428)	(3,994)
Accrued expenses and other current liabilities	(10,032)	(2,147)
Operating lease liabilities	(73,617)	—
Other long-term liabilities	(475)	(46)
Net cash provided by operating activities	34,012	77,599
Cash flows from investing activities:
Capital expenditures	(19,447)	(24,655)
Net proceeds on sale of FDC Vitamins, LLC	—	14,847
Trademarks and other intangible assets	(469)	(250)
Net cash used in investing activities	(19,916)	(10,058)
Cash flows from financing activities:
Borrowings under revolving credit facility	10,000	125,000
Repayments of borrowings under revolving credit facility	(10,000)	(137,000)
Purchases of convertible notes	—	(57,158)
Bank overdraft	(386)	1,881
Issuance of shares under employee stock purchase plan	301	194
Purchases of treasury stock	(311)	(275)
Other financing activities	(373)	(339)

Net cash used in financing activities	(769)	(67,697)
Effect of exchange rate changes on cash and cash equivalents	—	1
Net increase (decrease) in cash and cash equivalents	13,327	(155)
Cash and cash equivalents beginning of period	2,668	1,947
Cash and cash equivalents end of period	$15,995	$1,792
Supplemental disclosures of cash flow information:
Interest paid	$969	$2,219
Income taxes paid (refunded)	$350	$(10,729)
Supplemental disclosures of non-cash investing activities:
Liability for purchases of property and equipment	$4,930	$1,829
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
The consolidated financial statements as of September 28, 2019 and September 29, 2018 are unaudited. The consolidated balance sheet as of December 29, 2018 was derived from our audited financial statements. The Company currently operates through one business segment, retail, which includes Vitamin Shoppe and Super Supplements retail store formats and our e-commerce formats. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 2018, as filed with the Securities and Exchange Commission on February 26, 2019 (the “Fiscal 2018 Form 10-K”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
The Company's fiscal year ends on the last Saturday in December. As used herein, the term “Fiscal Year” or “Fiscal” refers to a 52-week period, ending on the last Saturday in December. The results for the three and nine months ended September 28, 2019 and September 29, 2018 are each based on 13-week and 39-week periods, respectively.
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
2. Agreement and Plan of Merger
On August 7, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Franchise Group, Inc. (formerly known as Liberty Tax, Inc.) (“Franchise Group”) and Valor Acquisition, LLC, a wholly owned subsidiary of Franchise Group (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Franchise Group (the “Merger”).
If the Merger is completed, the (i) stockholders of the Company will be entitled to receive $6.50 in cash (the “Per Share Price”), less any applicable withholding taxes, for each share of common stock of the Company owned by them, (ii) common stock of the Company will no longer be publicly traded and will be delisted from the New York Stock Exchange and (iii) common stock of the Company will be deregistered under the Securities Exchange Act of 1934, as amended, and the Company will no longer file periodic or current reports with the United States Securities and Exchange Commission.

The Company expects that the Merger will close during the fourth quarter of 2019, subject to the approval of the Company’s stockholders and other customary closing conditions.
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
	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
Major classes of line items constituting net loss on discontinued operations:
Net sales (1)	$761	$11,187
Cost of goods sold	2,417	9,756
Fixed assets impairment charges	—	7,236
Gross loss	(1,656)	(5,805)
Selling, general and administrative expenses	629	2,581
Intangible assets and fixed assets impairment charges	—	8,978
Discontinued operations loss	40	203
Loss before provision (benefit) for income taxes	(2,325)	(17,567)
Provision (benefit) for income taxes	1,301	(2,322)
Net loss	$(3,626)	$(15,245)

(1)	Revenue related to a transition services agreement during the three and nine months ended September 29, 2018 was $0.8 million and $2.4 million, respectively.

Cash Flow Disclosures for Discontinued Operations (in thousands)
	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
Cash flows provided by (used in) operating activities	$936	$(14,180)
Cash flows provided by (used in) investing activities	$(882)	$14,752

Depreciation and amortization	$—	$769
Capital expenditures	$—	$94

4. Goodwill and Intangible Assets
The following table discloses the carrying value of all intangible assets (in thousands):

	September 28, 2019				December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Net
Intangible assets
Goodwill	$210,633	$—	$210,633	$—	$210,633	$—	$210,633	$—
Tradenames – Indefinite-lived (1)	68,405	—	68,405	—	68,405	—	59,405	9,000
Tradenames – Definite-lived	6,233	3,950	—	2,283	5,764	3,676	—	2,088
	$285,271	$3,950	$279,038	$2,283	$284,802	$3,676	$270,038	$11,088

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
The useful lives of the Company’s definite-lived intangible assets are 10 years. The expected amortization expense on definite-lived intangible assets on the Company’s consolidated balance sheet at September 28, 2019, is as follows (in thousands):

Remainder of Fiscal 2019	$91
Fiscal 2020	381
Fiscal 2021	381
Fiscal 2022	378
Fiscal 2023	335
Thereafter	717
$2,283

5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 28, 2019	December 29, 2018
Accrued salaries and related expenses	$11,889	$24,048
Sales tax payable and related expenses	7,491	7,092
Deferred sales	4,024	5,455
Other accrued expenses	32,933	28,913
	$56,337	$65,508

6. Credit Arrangements

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
During the nine month period ending September 29, 2018, the Company repurchased $75.3 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $57.2 million, which includes accrued interest of $0.3 million. The gain on extinguishment of the repurchased Convertible Notes was $16.2 million.

The Convertible Notes consist of the following components (in thousands):

	September 28, 2019	December 29, 2018
Liability component:
Principal	$60,439	$60,439
Conversion feature	(17,115)	(17,115)
Liability portion of debt issuance costs	(2,675)	(2,675)
Amortization	16,773	14,921
Net carrying amount	$57,422	$55,570

Equity component:
Conversion feature	$18,862	$18,862
Equity portion of debt issuance costs	(793)	(793)
Deferred taxes	941	941
Net carrying amount	$19,010	$19,010

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
The net proceeds from the Convertible Notes and related transactions of $125.7 million, net of commissions and offering costs of $4.6 million, were used to repurchase shares of the Company’s common stock under the Company’s share repurchase programs. Refer to Note 12., “Share Repurchase Programs” for additional information.
In connection with the repurchases of Convertible Notes, the convertible note hedge transactions and the warrant transaction noted above were reduced in ratable proportion to the face amount of Convertible Notes that were repurchased. The net proceeds received by the Company from these transactions were de minimis.
Revolving Credit Facility
As of September 28, 2019 and December 29, 2018, the Company had no borrowings outstanding on its Revolving Credit Facility (the “Revolving Credit Facility”).
The Revolving Credit Facility has a maturity date of May 9, 2022, provided that the maturity date would be any day on or after September 2, 2020 only if the Company did not on any such day have enough liquidity to retire its Convertible Notes then outstanding, if any.
Subject to the terms of the Revolving Credit Facility, the Company may borrow up to $90.0 million, with a Company option to increase the facility up to a total of $150.0 million. The availability under the Revolving Credit Facility is subject to a borrowing base calculated on the value of certain inventory as well as certain accounts receivable of the Company. The obligations thereunder are secured by a security interest in substantially all of the assets of the Company. Under the Revolving Credit Facility, VSI has guaranteed the Company’s obligations, and Industries and its wholly-owned subsidiaries have each guaranteed the obligations of the other respective entities. The Revolving Credit Facility provides for affirmative and negative covenants affecting the Company. The Revolving Credit Facility restricts, among other things, the Company’s ability to incur indebtedness, create or permit liens on the Company’s assets, declare or pay dividends and make certain other restricted payments, consolidate, merge or recapitalize, sell assets, make certain investments, loans or other advances, enter into transactions with affiliates, change our line of business, and restricts the types of hedging activities the Company can enter into. The largest amount borrowed during the nine months ended September 28, 2019 and September 29, 2018 was $10.0 million and $44.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at September 28, 2019 was $85.5 million.
Borrowings under the Revolving Credit Facility accrue interest, at the Company’s option, at the rate per annum based on an “alternative base rate” plus 0.00%, 0.125% or 0.25% or the adjusted Eurodollar rate plus 1.00%, 1.125% or 1.25%, in each case with the highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 33% of the borrowing base availability under the Revolving Credit Facility, the second highest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is less than 66% and greater than or equal to 33% of the borrowing base availability under the Revolving Credit Facility and the lowest spread applicable in the event that the average excess collateral availability under the Revolving Credit Facility is greater than or equal to 66% of the borrowing base availability under the Revolving Credit Facility. The weighted average interest rate for the Revolving Credit Facility during the nine months ended September 28, 2019 and September 29, 2018 was 3.86% and 2.92%, respectively. The commitment fee on the undrawn portion of the $90.0 million Revolving Credit Facility is 0.25% per annum.
Interest expense, net for the three and nine months ended September 28, 2019 and September 29, 2018 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Amortization of debt discount on Convertible Notes	$544	$594	$1,612	$2,570
Interest on Convertible Notes	340	390	1,020	1,738
Amortization of deferred financing fees	110	120	329	485
Interest / fees on the Revolving Credit Facility and other interest	86	185	260	636
Interest expense, net	$1,080	$1,289	$3,221	$5,429
7. Leases
The Company’s lease contracts consist of real estate leases and non-real estate leases primarily related to equipment. The Company leases the property for all of its stores as well as its distribution centers and corporate offices. In addition, the Company leases the facilities for its discontinued manufacturing operations. As of September 28, 2019, all of the Company’s real estate leases are classified as operating leases. Generally, the initial term of leases for stores is ten years. These leases generally contain renewal options for periods ranging from one to ten years, a few of which are considered “reasonably certain” in the measurement of lease liabilities and the corresponding right-of-use assets due to significant capital expenditures related to those store locations. The Company is also required under these leases to pay costs such as real estate taxes and common area maintenance. Contingent rentals are paid based on a percentage of gross sales as defined by lease agreements. These costs and contingent rentals are not considered as lease payments in the measurement of lease liabilities and the corresponding right-of-use assets as they represent non-lease components or variable lease payments other than those that depend on an index or rate. The Company sub-leases a portion of its stores, as well as certain manufacturing facilities related to its discontinued operations.
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

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
	(in thousands)	(in thousands)
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$110	$349
Interest on lease liabilities	13	45
Operating lease cost	29,252	88,315
Variable lease cost	2,884	8,390
Sublease income	(337)	(879)
Total lease cost	$31,922	$96,220

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$13	$45
Operating cash flows from operating leases	$30,628	$91,978
Financing cash flows from finance leases	$126	$373
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,416	$40,435

		As of
		September 28, 2019
Weighted-average remaining lease term, in years – finance leases		2.0
Weighted-average remaining lease term, in years – operating leases		5.1
Weighted-average discount rate – finance leases		4.7%
Weighted-average discount rate – operating leases		5.4%

As of September 28, 2019, the Company's right-of-use assets consist of the following (in thousands):

Right-of-use assets - operating leases	$423,987
Right-of-use assets - finance leases	881
Total right-of-use assets	$424,868

As of September 28, 2019, the reconciliation of undiscounted cash flows to lease liabilities, by lease type, is as follows (in thousands):

	Operating Leases	Finance Leases
Undiscounted cash flows:
Year 1	$118,458	$558
Year 2	107,318	502
Year 3	92,140	56
Year 4	74,340	—
Year 5	53,768	—
Beyond Year 5	97,060	—
	$543,084	$1,116

Present values	$464,523	$1,061

Short-term lease liabilities	$96,238	$518
Long-term lease liabilities	368,285	543
Total lease liabilities	$464,523	$1,061

Difference between undiscounted cash flows and discounted cash flows	$78,561	$55
Prior to the adoption of ASU 2016-02, as of December 29, 2018, the Company’s real estate lease commitments were as follows (in thousands):

Fiscal year	Total Operating Leases (1)
2019	$121,227
2020	108,993
2021	95,529
2022	80,274
2023	61,847
Thereafter	115,852
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
The following table contains net sales by fulfillment category (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales:
Sales fulfilled in stores	$216,636	$240,642	$693,215	$752,933
Direct to consumer sales	36,497	35,994	114,126	112,770
Net sales	$253,133	$276,636	$807,341	$865,703

The following table represents net sales by major product category (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Product Category
Vitamins, Minerals, Herbs and Homeopathy	$73,836	$80,825	$236,384	$253,626
Sports Nutrition	71,608	82,143	230,827	261,151
Specialty Supplements	69,087	72,019	215,151	223,427
Other	37,991	41,078	123,198	125,700
	252,522	276,065	805,560	863,904
Delivery Revenue	611	571	1,781	1,799
Total net sales	$253,133	$276,636	$807,341	$865,703

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

The opening and closing balances of the Company’s receivables and contract liabilities are as follows (in thousands):

	Receivables	Contract Liabilities

Balances as of December 29, 2018	$8,211	$7,287
Increase / (Decrease)	771	(1,034)
Balances as of March 30, 2019	8,982	6,253
Increase / (Decrease)	772	(1,113)
Balances as of June 29, 2019	9,754	5,140
Increase / (Decrease)	(1,145)	179
Balances as of September 28, 2019	$8,609	$5,319

Balances as of December 30, 2017	$10,937	$7,511
Increase	1,055	899
Balances as of March 31, 2018	11,992	8,410
Increase / (Decrease)	(560)	1,013
Balances as of June 30, 2018	11,432	9,423
Decrease	(515)	(2,498)
Balances as of September 29, 2018	$10,917	$6,925
The amounts of revenue recognized during the three month periods ended March 30, 2019 and March 31, 2018 that were included in the opening contract liability balances as of December 29, 2018 and December 30, 2017 were $6.0 million and $6.5 million, respectively. The amounts of revenue recognized during the three month periods ended June 29, 2019 and June 30, 2018 that were included in the opening contract liability balances as of March 30, 2019 and March 31, 2018 were $5.2 million and $6.4 million, respectively. The amounts of revenue recognized during the three month periods ended September 28, 2019 and September 29, 2018 that were included in the opening contract liability balances as of June 29, 2019 and June 30, 2018 were $3.5 million and $8.4 million, respectively. This revenue consists primarily of loyalty point redemptions, the delivery of sales in transit and gift card redemptions.
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

9. Stock Based Compensation
Equity Incentive Plans – Through its 2018 Long-term Incentive Plan (the “2018 Plan”), the Company provides stock based compensation to certain directors, officers, consultants and employees of the Company. As of September 28, 2019, there were 2,658,423 shares available to grant under the 2018 Plan which includes 240,900 shares currently held by the Company as treasury stock.
During Fiscal 2018, the Company granted inducement awards to certain executives, which were granted outside of the 2018 Plan, but generally incorporate the terms and conditions of the 2018 Plan. These inducement awards consisted of 104,510 performance share units and 31,250 restricted share units.
The following table summarizes restricted shares for the 2018 Plan as of September 28, 2019 and changes during the nine month period then ended:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2018	436,397	$11.70
Granted	226,539	$6.47
Vested	(104,222)	$21.17
Canceled/forfeited	(214,140)	$6.74
Unvested at September 28, 2019	344,574	$8.49
The total intrinsic value of restricted shares vested during the nine months ended September 28, 2019 and September 29, 2018 was $0.7 million and $0.7 million, respectively.
The following table summarizes stock options for the 2018 Plan as of September 28, 2019 and changes during the nine month period then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2018	272,000	$17.13
Granted	—	$—
Exercised	—	$—
Canceled/forfeited	(36,050)	$30.17
Outstanding at September 28, 2019	235,950	$15.13	7.03	$261
Vested or expected to vest at September 28, 2019	225,677	$15.54	6.98
Vested and exercisable at September 28, 2019	133,222	$22.08	6.12	$87
No options were exercised during the nine months ended September 28, 2019 and September 29, 2018.
Stock options were not granted during the nine months ended September 28, 2019. The weighted-average grant date fair value of stock options during the nine months ended September 29, 2018 was $1.76. The fair value of each option grant was estimated on the date of grant using the Monte Carlo option-pricing model, because these awards contain a market condition based on the achievement of predetermined targets related to the share price of our common stock, with the following assumptions:

Nine Months Ended
September 29, 2018
Expected dividend yield	0.0%
Weighted average expected volatility	42.61%
Weighted average risk-free interest rate	2.54%
Expected holding period	6.02 years
The following table summarizes performance share units for the 2018 Plan, as well as inducement awards, as of September 28, 2019 and changes during the nine month period then ended:

	Number of Unvested Performance Share Units	Weighted Average Grant Date Fair Value
Unvested at December 29, 2018	443,869	$10.64
Granted	372,504	$6.82
Vested	(3,028)	$30.26
Canceled/forfeited	(171,252)	$10.15
Unvested at September 28, 2019	642,093	$8.46
Performance share units granted during the nine months ended September 28, 2019 will vest on December 25, 2021 if the performance criteria are achieved. These performance share units can vest at a range of 0% to 300% based on the achievement of pre-established performance targets.
The total intrinsic value of performance share units vested during the nine months ended September 28, 2019 was de minimis.
The following table summarizes restricted share units for the 2018 Plan, as well as inducement awards, as of September 28, 2019 and changes during the nine month period then ended:

	Number of Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at December 29, 2018	89,340	$7.84
Granted	159,144	$3.77
Vested	(58,090)	$7.75
Canceled/forfeited	—	$—
Unvested at September 28, 2019	190,394	$4.46
The total intrinsic value of restricted share units vested during the nine months ended September 28, 2019 and September 29, 2018 was $0.4 million and $0.7 million, respectively.
Compensation expense attributable to stock based compensation for the three and nine months ended September 28, 2019 was approximately $(0.1) million and $0.8 million, respectively, and for the three and nine months ended September 29, 2018 was approximately $0.8 million and $1.7 million, respectively. As of September 28, 2019, the remaining unrecognized stock based compensation expense for non-vested stock options, restricted shares, performance share units and restricted share units to be expensed in future periods is $1.8 million, and the related weighted-average period over which it is expected to be recognized is 1.6 years. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical forfeiture rate since the inception of granting stock based awards. The estimated value of future forfeitures for stock options, restricted shares, performance share units and restricted share units as of September 28, 2019 is approximately $0.2 million.
Treasury Stock – As part of the Company’s equity incentive plan, the Company makes required tax payments on behalf of employees as their equity awards vest. The Company withholds the number of vested shares having a value on the date of vesting equal to the minimum statutory tax obligation. The shares withheld are recorded as treasury shares. During the nine months ended September 28, 2019, the Company purchased 45,381 shares in settlement of employees’ tax obligations for a total of $0.3 million. The Company accounts for treasury stock using the cost method. 240,900 treasury shares are available to grant under the Company’s equity incentive plan.
10. Advertising Costs
The costs of advertising for online marketing arrangements, direct mail, magazines and radio are expensed as incurred, or the first time the advertising takes place. Advertising expense was $6.4 million and $5.9 million for the three months ended September 28, 2019 and September 29, 2018, respectively, and $21.6 million and $19.3 million for the nine months ended September 28, 2019 and September 29, 2018, respectively.
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
The components of the calculation of basic net income (loss) per common share and diluted net income (loss) per common share are as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Net income (loss) from continuing operations	$(3,409)	$1,880	$(3,482)	$16,820
Net loss from discontinued operations	—	(3,626)	—	(15,245)
Net income (loss)	$(3,409)	$(1,746)	$(3,482)	$1,575
Denominator:
Basic weighted average common shares outstanding	23,716,403	23,545,842	23,646,617	23,477,982
Effect of dilutive securities (a):
Stock options	—	—	—	20,807
Restricted shares	—	—	—	137,697
Performance share units	—	—	—	80,543
Restricted share units	—	—	—	26,827
Diluted weighted average common shares outstanding	23,716,403	23,545,842	23,646,617	23,743,856

Basic net income (loss) from continuing operations per common share	$(0.14)	$0.08	$(0.15)	$0.72
Diluted net income (loss) from continuing operations per common share	$(0.14)	$0.08	$(0.15)	$0.71

Basic net loss from discontinued operations per common share	$—	$(0.15)	$—	$(0.65)
Diluted net loss from discontinued operations per common share	$—	$(0.15)	$—	$(0.64)

Basic net income (loss) per common share	$(0.14)	$(0.07)	$(0.15)	$0.07
Diluted net income (loss) per common share	$(0.14)	$(0.07)	$(0.15)	$0.07

(a) For the three and nine months ended September 28, 2019 and for the three months ended September 29, 2018, due to a loss for the period, no incremental shares are included because the effect would be anti-dilutive.
Securities for the three months ended September 28, 2019 and September 29, 2018 in the amount of 507,116 shares and 43,482 shares, respectively, have been excluded from the above calculation as they were anti-dilutive. Securities for the nine months ended September 28, 2019 and September 29, 2018 in the amount of 574,197 shares and 664,916 shares, respectively, have been excluded from the above calculation as they were anti-dilutive.
The Company has the intent and ability to settle the principal portion of its Convertible Notes in cash, and as such, has applied the treasury stock method, which has resulted in the underlying convertible shares, and related warrants, being anti-dilutive for the three and nine months ended September 28, 2019 and September 29, 2018 as the Company’s average stock price from the date of issuance of the Convertible Notes through September 28, 2019 was less than the conversion price as well as less than the strike price of the warrant transaction. Refer to Note 6., “Credit Arrangements” for additional information on the Convertible Notes.
12. Share Repurchase Programs
Beginning in August 2014, the Company’s board of directors approved share repurchase programs that enable the Company to purchase up to an aggregate of $403.8 million of its shares of common stock and / or its Convertible Notes, from time to time. As of September 28, 2019, 8,064,325 shares of common stock pursuant to these programs, and 83,311 Convertible Notes, have been repurchased for a total of $333.8 million. There is $70.0 million remaining in this program. On October 31, 2018, the Company's board of directors approved a two year extension of the remaining repurchase program. This repurchase program will expire on November 22, 2020.
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
No shares of the Company were repurchased under these programs during the three and nine month periods ended September 28, 2019 and September 29, 2018. During the nine month period ended September 29, 2018, the Company repurchased $75.3 million in aggregate principal amount of its Convertible Notes for an aggregate purchase price of $57.2 million, which includes accrued interest of $0.3 million. Refer to Note 6., “Credit Arrangements” for additional information.
13. Legal Proceedings
In addition to the lawsuits noted below, the Company is party to various lawsuits arising from time to time in the normal course of business, some of which are covered by insurance. Although the impact of the final resolution of these matters on the Company's financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
On September 30, 2019, a purported stockholder of the Company commenced a federal securities action in the United States District Court for the District of New Jersey against the Company and its directors, captioned Shiva Stein v. Vitamin Shoppe, Inc., et al., No. 19 Civ. 18543 (D.N.J.).  On October 1, 2019, a second purported Company stockholder commenced a putative securities class action in the United States District Court for the District of Delaware against the same defendants, captioned Jordan Rosenblatt v. Vitamin Shoppe, Inc., et al., No. 19 Civ. 1848 (D. Del.). On October 25, 2019, a third purported stockholder of the Company commenced a federal securities action in the United States District Court for the District of New Jersey against the same defendants, captioned Kathleen S. Bell v. Vitamin Shoppe, Inc., et al., No. 19 Civ. 19334 (D.N.J.). All three lawsuits were brought under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and challenge as allegedly materially false and misleading the disclosures the Company made in its September 30, 2019 preliminary proxy statement filed with the SEC in connection with the Merger.  The complaints seek injunctive relief against the closing of the Merger pending additional disclosures, attorneys’ fees, and other relief.  Other, similar lawsuits may follow.  The defendants believe that the lawsuits are without merit.
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
The Company's financial instruments also include its Convertible Notes (in thousands):

	September 28, 2019	December 29, 2018
Fair Value	$60,179	$50,914
Carrying Value (1)	57,422	55,570

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
The Company recognized store impairment charges of $2.4 million during Fiscal 2019 on fixed assets and right-of-use assets related to six of its underperforming retail locations, which are still in use in the Company's operations. Impairment charges on the fixed assets of these retail locations represented the full net book value of the fixed assets of these retail locations. Impairment charges on the right-of-use assets of these retail locations were based on a market analysis of the fair value of the applicable real estate operating leases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this quarterly report on Form 10-Q.
Company Overview
We are an omni-channel specialty retailer of vitamins, minerals, herbs, specialty supplements, sports nutrition and other health and wellness products. We market approximately 700 nationally recognized brands as well as our own brands, which include The Vitamin Shoppe®, BodyTech®, BodyTech Elite®, True Athlete®, plnt®, ProBioCare®, Next Step® and VThrive®. We believe we offer one of the largest varieties of products among vitamin, mineral and supplement (“VMS”) retailers and continue to refine our assortment with approximately 6,000 stock keeping units (“SKUs”) offered in our typical store and approximately 7,000 additional SKUs available through e-commerce. We believe our product offering and emphasis on product knowledge and customer service helps us meet the needs of our target customer and serves as a foundation for enhancing strong customer loyalty.
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

On August 7, 2019, the Company entered into the Merger Agreement with Franchise Group, Inc. and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Franchise Group.
If the Merger is completed, the (i) stockholders of the Company will be entitled to receive $6.50 in cash, less any applicable withholding taxes, for each share of common stock of the Company owned by them, (ii) common stock of the Company will no longer be publicly traded and will be delisted from the New York Stock Exchange and (iii) common stock of the Company will be deregistered under the Securities Exchange Act of 1934, as amended, and the Company will no longer file periodic or current reports with the United States Securities and Exchange Commission.
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
As of September 28, 2019 we operate 764 stores located in 45 states, the District of Columbia and Puerto Rico. We continue to evaluate our store network strategy.
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
Key Performance Indicators and Statistics
We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$253,133	$276,636	$807,341	$865,703
Decrease in total comparable net sales (1)	(7.7)%	(1.9)%	(6.1)%	(2.2)%
Gross profit as a percent of net sales	31.8%	31.3%	32.9%	31.7%
Income (loss) from operations	$(2,446)	$3,226	$179	$12,224
Adjusted EBITDA (2)	$13,217	$14,371	$48,968	$52,898

(1)	Total comparable net sales are comprised of comparable fulfilled in retail store sales and direct to consumer sales.

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
A reconciliation of net income (loss) from continuing operations to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income (loss) from continuing operations	$(3,409)	$1,880	$(3,482)	$16,820
Additions:
Provision (benefit) for income taxes	(117)	57	440	6,204
Interest expense, net	1,080	1,289	3,221	5,429
Depreciation and amortization	10,944	10,504	30,708	31,233
EBITDA	8,498	13,730	30,887	59,686
Adjustments:
Tradename impairment charge (a)	—	—	9,000	—
Acquisition costs (b)	3,341	—	3,341	—
Store closure costs (c)	620	—	2,433	—
Management realignment costs (d)	225	363	1,681	2,211
Right-of-use asset impairment charges (e)	317	—	1,410	—
Legal settlement (f)	125	—	125	—
Inventory obsolescence charge (g)	91	—	91	—
Gain on extinguishment of debt (h)	—	—	—	(16,229)
Inventory charge (i)	—	—	—	3,600
Distribution center closing costs (j)	—	246	—	2,936
Shareholder settlement (k)	—	32	—	694
Adjusted EBITDA	$13,217	$14,371	$48,968	$52,898

(a)	Impairment charge on the Vitamin Shoppe tradename.

(b)	Costs related to the pending acquisition of Vitamin Shoppe.

(c)	Store closure costs primarily include lease termination fees.

(d)	Costs related to management turnover, including severance charges, recruitment costs and other professional fees.

(e)	Charges incurred to reflect the fair market value of the right-of-use assets associated with certain retail locations.

(f)	Costs incurred related to the settlement of a legal matter.

(g)	Write-off of inventory acquired in an asset purchase transaction.

(h)	Gain recognized on the repurchases of a portion of Convertible Notes.

(i)	Inventory charge resulting from an evaluation to optimize the Company's product assortment.

(j)	Costs related to the closing of the North Bergen, New Jersey distribution center.

(k)	Professional fees incurred related to shareholder settlement.

The following table shows the changes in our network of stores during the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Store Data:
Stores open at beginning of period	765	782	774	785
Stores opened	1	1	1	2
Stores closed	(2)	(3)	(11)	(7)
Stores open at end of period	764	780	764	780
Total retail square footage at end of period (in thousands)	2,673	2,718	2,673	2,718
Average store square footage at end of period	3,499	3,485	3,499	3,485

Three Months Ended September 28, 2019 Compared to Three Months Ended September 29, 2018
The information presented below is for the three months ended September 28, 2019 and September 29, 2018 and was derived from our consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.
The following tables summarize our results of operations for the three months ended September 28, 2019 and September 29, 2018 (in thousands):

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Net sales	$253,133	$276,636	$(23,503)	(8.5)%
Cost of goods sold	172,565	189,945	(17,380)	(9.2)%
Cost of goods sold as % of net sales	68.2%	68.7%
Gross profit	80,568	86,691	(6,123)	(7.1)%
Gross profit as % of net sales	31.8%	31.3%
Selling, general and administrative expenses	82,493	82,747	(254)	(0.3)%
SG&A expenses as % of net sales	32.6%	29.9%
Impairment charges on fixed and right-of-use assets	521	718	(197)	(27.4)%
Impairment charges as % of net sales	0.2%	0.3%
Income (loss) from operations	(2,446)	3,226	(5,672)	(175.8)%
Income (loss) from operations as % of net sales	(1.0)%	1.2%
Interest expense, net	1,080	1,289	(209)	(16.2)%
Income (loss) before provision (benefit) for income taxes	(3,526)	1,937	(5,463)	(282.0)%
Provision (benefit) for income taxes	(117)	57	(174)	(305.3)%
Net income (loss) from continuing operations	(3,409)	1,880	(5,289)	(281.3)%
Net loss from discontinued operations	—	(3,626)	3,626	(100.0)%
Net income (loss)	$(3,409)	$(1,746)	$(1,663)	95.2%
Net Sales
Net sales decreased 8.5% as a result of a decrease in our total comparable net sales of $20.9 million, or 7.7% and a decrease in our total non-comparable net sales of $2.6 million.

Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution and occupancy costs. As a percentage of net sales, cost of goods sold decreased by 0.5%. This includes product margin improvement of 0.7% and supply chain leverage of 0.5%. This was partially offset by occupancy deleverage of 0.7%.
Selling, General and Administrative Expenses

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$33,894	$34,693	$(799)	(2.3)%
Store Payroll & benefits as % of net sales	13.4%	12.5%
Advertising and Promotion (b)	6,418	5,934	484	8.2%
Advertising & promotion as % of net sales	2.5%	2.1%
Other SG&A (c)	42,181	42,120	61	0.1%
Other SG&A as % of net sales	16.7%	15.2%
Total SG&A Expenses	$82,493	$82,747	$(254)	(0.3)%

(a)	Store payroll and benefits decreased primarily due to store closures and more efficient distribution of labor.

(b)	Advertising and promotion expenses increased primarily due to higher digital advertising expenditures partially offset by lower advertising expenditures at retail locations.

(c)
Other selling, general and administrative expenses included lower overhead expenses totaling $4.1 million which primarily includes a decrease in incentive compensation and is partially offset by an increase in depreciation and amortization of $0.7 million. The three months ended September 28, 2019 includes costs related to the pending acquisition of Vitamin Shoppe of $3.3 million, store closure costs of $0.6 million and management realignment costs of $0.2 million. The three months ended September 29, 2018 includes management realignment costs of $0.4 million and costs related to the closing of the North Bergen, New Jersey distribution center of $0.2 million.

Impairment Charges on Fixed and Right-of-Use Assets
The three months ended September 28, 2019 includes impairment charges on right-of-use assets of $0.3 million. In addition, impairment charges on fixed assets decreased by $0.5 million.
Interest Expense, Net
Interest expense, net decreased $0.2 million due to lower borrowings on the Revolving Credit Facility and the repurchases of a portion of the Company's Convertible Notes during Fiscal 2018.

Provision (benefit) for Income Taxes
The effective provision (benefit) tax rate for continuing operations for the three months ended September 28, 2019 was 3.3% compared to 2.9% for the three months ended September 29, 2018. The change in the effective tax rate is primarily due to the permanent tax difference related to acquisition costs incurred for the three months ended September 28, 2019 and the one-time tax benefit of $1.3 million resulting from the adoption of the Tax Cut and Jobs Act of 2017 for the three months ended September 29, 2018.

Nine Months Ended September 28, 2019 Compared to Nine Months Ended September 29, 2018
The information presented below is for the nine months ended September 28, 2019 and September 29, 2018 and was derived from our consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates.

The following tables summarize our results of operations for the nine months ended September 28, 2019 and September 29, 2018 (in thousands):

	Nine Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Net sales	$807,341	$865,703	$(58,362)	(6.7)%
Cost of goods sold	541,687	591,665	(49,978)	(8.4)%
Cost of goods sold as % of net sales	67.1%	68.3%
Gross profit	265,654	274,038	(8,384)	(3.1)%
Gross profit as % of net sales	32.9%	31.7%
Selling, general and administrative expenses	254,071	260,263	(6,192)	(2.4)%
SG&A expenses as % of net sales	31.5%	30.1%
Impairment charges on fixed, intangible and right-of-use assets	11,404	1,551	9,853	635.3%
Impairment charges as % of net sales	1.4%	0.2%
Income from operations	179	12,224	(12,045)	(98.5)%
Income from operations as % of net sales	—%	1.4%
Gain on extinguishment of debt	—	16,229	(16,229)	(100.0)%
Interest expense, net	3,221	5,429	(2,208)	(40.7)%
Income (loss) before provision for income taxes	(3,042)	23,024	(26,066)	(113.2)%
Provision for income taxes	440	6,204	(5,764)	(92.9)%
Net income (loss) from continuing operations	(3,482)	16,820	(20,302)	(120.7)%
Net loss from discontinued operations	—	(15,245)	15,245	(100.0)%
Net income (loss)	$(3,482)	$1,575	$(5,057)	(321.1)%
Net Sales
Net sales decreased 6.7% as a result of a decrease in our total comparable net sales of $52.1 million, or 6.1% and a decrease in our total non-comparable net sales of $6.3 million.
Cost of Goods Sold
Cost of goods sold includes product, warehouse, distribution and occupancy costs. As a percentage of net sales, cost of goods sold decreased by 1.2%. This includes product margin improvement of 1.1%, a prior year charge for the elimination of unproductive inventory of 0.4%, supply chain leverage of 0.3% and prior year costs related to the closing of the North Bergen, New Jersey distribution center of 0.2%. This was partially offset by occupancy deleverage of 0.7%.
Selling, General and Administrative Expenses

	Nine Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
SG&A Expenses (in thousands):
Store Payroll and Benefits (a)	$102,456	$106,685	$(4,229)	(4.0)%
Store Payroll & benefits as % of net sales	12.7%	12.3%
Advertising and Promotion (b)	21,622	19,307	2,315	12.0%
Advertising & promotion as % of net sales	2.7%	2.2%
Other SG&A (c)	129,993	134,271	(4,278)	(3.2)%
Other SG&A as % of net sales	16.1%	15.5%
Total SG&A Expenses	$254,071	$260,263	$(6,192)	(2.4)%

(a)	Store payroll and benefits decreased primarily due to a decrease in health insurance costs, store closures and lower store commissions.

(b)	Advertising and promotion expenses increased primarily due to higher digital advertising expenditures partially offset by lower advertising expenditures at retail locations.

(c)
Other selling, general and administrative expenses included lower overhead expenses totaling $8.1 million which includes decreases in incentive compensation and health insurance costs and is partially offset by an increase in depreciation and amortization of $0.7 million. The nine months ended September 28, 2019 includes costs related to the pending acquisition of Vitamin Shoppe of $3.3 million, store closure costs of $2.3 million and management realignment costs of $1.7 million. The nine months ended September 29, 2018 includes management realignment costs of $2.2 million, costs related to the closing of the North Bergen, New Jersey distribution center of $1.1 million and professional fees related to shareholder settlement of $0.7 million.

Impairment Charges on Fixed, Intangible and Right-of-Use Assets
The nine months ended September 28, 2019 includes an impairment charge on the Vitamin Shoppe tradename of $9.0 million and impairment charges on right-of-use assets of $1.4 million. In addition, impairment charges on fixed assets decreased by $0.6 million.
Gain on Extinguishment of Debt
During the nine months ended September 29, 2018, the Company recognized $16.2 million of gains on the repurchases of a portion of its Convertible Notes.
Interest Expense, Net
Interest expense, net decreased $2.2 million due to the repurchases of a portion of the Company's Convertible Notes during Fiscal 2018 and lower borrowings on the Revolving Credit Facility.

Provision for Income Taxes
The effective provision tax rate for continuing operations for the nine months ended September 28, 2019 was (14.5)% compared to 26.9% for the nine months ended September 29, 2018. The change in the effective tax rate is primarily due to the permanent tax difference related to acquisition costs incurred for the nine months ended September 28, 2019 and the one-time tax benefit of $1.3 million resulting from the adoption of the Tax Cut and Jobs Act of 2017 for the nine months ended September 29, 2018 as well as the permanent tax differences related to the excess tax deficiencies from stock-based compensation in both periods.

Key Indicators of Liquidity and Capital Resources
The following table provides key indicators of our liquidity and capital resources (in thousands):

	As of
	September 28, 2019	December 29, 2018
Balance Sheet Data:
Cash and cash equivalents	$15,995	$2,668
Working capital (a)	30,115	114,065
Total assets	800,262	388,079
Total debt (b)	58,483	57,005
(a) Working capital is total current assets minus total current liabilities. Beginning in Fiscal 2019, current liabilities includes short-term lease liabilities of the Company's operating leases.
(b) Total debt includes the outstanding balance on the Company's Revolving Credit Facility, the net balance of its Convertible Notes and its finance lease obligations.

	Nine Months Ended
	September 28, 2019	September 29, 2018
Other Information:
Depreciation and amortization of fixed assets, intangible assets and finance leases right-of-use assets	$30,708	$32,002
Cash Flows Provided By (Used In):
Operating activities	$34,012	$77,599
Investing activities	(19,916)	(10,058)
Financing activities	(769)	(67,697)
Effect of exchange rate changes on cash and cash equivalents	—	1
Net increase (decrease) in cash and cash equivalents	$13,327	$(155)
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
During Fiscal 2019, we plan to spend approximately $30.0 million in capital expenditures, including costs for information technology, investments in new and existing stores and costs supporting growth initiatives. Of the total capital expenditures projected for Fiscal 2019, we have invested $19.4 million during the nine months ended September 28, 2019. During Fiscal 2019, we have opened one store and closed eleven stores as of September 28, 2019. During the remainder of Fiscal 2019 we plan to open one new store. As we continue to evaluate the Company's store network, we are taking actions to close approximately 60 to 80 stores by the end of Fiscal 2021, of which we expect to close 32 stores by the end of Fiscal 2019, to address the shift in sales to digital and improve our overall operational results.
The Company is subject to concentrations of credit risk associated with cash and cash equivalents, and at times holds cash balances in excess of Federal Deposit Insurance Corporation limits. Currently, the Company’s cash management practice is to hold cash balances in quality institutions and invest in highly liquid and secure investments.
We were in compliance with all financial covenants relating to our Revolving Credit Facility and Convertible Notes as of September 28, 2019. We expect to be in compliance with these same covenants during the remainder of Fiscal 2019 as well.
Cash Provided by Operating Activities
Net cash provided by operating activities was $34.0 million for the nine months ended September 28, 2019 as compared to $77.6 million for the nine months ended September 29, 2018. The $43.6 million decrease in cash flows from operating activities is primarily due to changes in cash flows related to inventory and accrued expenses.
Cash Used in Investing Activities
Net cash used in investing activities was $19.9 million during the nine months ended September 28, 2019 as compared to $10.1 million during the nine months ended September 29, 2018. The $9.9 million increase in cash flows used in investing activities is primarily due to the net proceeds on the sale of FDC Vitamins, LLC of $14.8 million during the nine months ended September 29, 2018, partially offset by a decrease in capital expenditures of $5.2 million.
Cash Used in Financing Activities
Net cash used in financing activities was $0.8 million for the nine months ended September 28, 2019, as compared to $67.7 million for the nine months ended September 29, 2018. The $66.9 million decrease in cash used in financing activities is primarily due to the Company's repurchases of Convertible Notes for $57.2 million and net repayments on the Revolving Credit Facility of $12.0 million during the nine months ended September 29, 2018.

Revolving Credit Facility
The terms of our Revolving Credit Facility extend through May 9, 2022, and allow the Company to borrow up to $90.0 million, subject to the terms of the facility, with a Company option to increase the facility up to a total of $150.0 million. For information regarding the terms of our Revolving Credit Facility, refer to Note 6., “Credit Arrangements” in the Notes to Consolidated Financial Statements (unaudited). As of September 28, 2019, the Company had no borrowings outstanding on its Revolving Credit Facility. The largest amount borrowed during the nine months ended September 28, 2019 and September 29, 2018 was $10.0 million and $44.0 million, respectively. The unused available line of credit under the Revolving Credit Facility at September 28, 2019 was $85.5 million.
Convertible Notes
On December 9, 2015, the Company issued $143.8 million of its 2.25% Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company. Interest is payable on the Convertible Notes on June 1 and December 1 of each year until their maturity date of December 1, 2020. During Fiscal 2018, the Company repurchased $83.3 million in aggregate principal amount of its Convertible Notes. For additional information regarding our Convertible Notes, refer to Note 6. “Credit Arrangements”, in the Notes to Consolidated Financial Statements (unaudited).
Contractual Obligations and Commercial Commitments
As of September 28, 2019, there have been no material changes with respect to our contractual obligations since December 29, 2018. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Fiscal 2018 Form 10-K.
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
Effects of Inflation
We do not believe that our sales or operating results have been materially affected by inflation during the periods presented in our financial statements. During the nine months ended September 28, 2019, cost inflation was less than 1%. During Fiscal 2019, we anticipate market driven cost inflation to be in the range of 1% to 3% excluding any potential tariffs. Additionally, we may experience increased cost pressure from our suppliers which could have an adverse effect on our gross profit results in the future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Fiscal 2018 Form 10-K. As of September 28, 2019, our exposure to market risk has not changed materially since December 29, 2018.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, of the design and operation of our disclosure controls and procedures as such term is defined in Rules l3a-15(e) and l5d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 28, 2019, pursuant to Exchange Act Rules 13a-l5 and 15d-15. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 28, 2019.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 28, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
In addition to the lawsuits noted below, the Company is party to various lawsuits arising from time to time in the normal course of business, some of which are covered by insurance. Although the impact of the final resolution of these matters on the Company's financial condition, results of operations or cash flows is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
On September 30, 2019, a purported stockholder of the Company commenced a federal securities action in the United States District Court for the District of New Jersey against the Company and its directors, captioned Shiva Stein v. Vitamin Shoppe, Inc., et al., No. 19 Civ. 18543 (D.N.J.).  On October 1, 2019, a second purported Company stockholder commenced a putative securities class action in the United States District Court for the District of Delaware against the same defendants, captioned Jordan Rosenblatt v. Vitamin Shoppe, Inc., et al., No. 19 Civ. 1848 (D. Del.). On October 25, 2019, a third purported stockholder of the Company commenced a federal securities action in the United States District Court for the District of New Jersey against the same defendants, captioned Kathleen S. Bell v. Vitamin Shoppe, Inc., et al., No. 19 Civ. 19334 (D.N.J.). All three lawsuits were brought under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and challenge as allegedly materially false and misleading the disclosures the Company made in its September 30, 2019 preliminary proxy statement filed with the SEC in connection with the Merger.  The complaints seek injunctive relief against the closing of the Merger pending additional disclosures, attorneys’ fees, and other relief.  Other, similar lawsuits may follow.  The defendants believe that the lawsuits are without merit.
Item 1A. Risk Factors
For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in the Fiscal 2018 Form 10-K. Except for the additional risk factors listed below, there has not been a material change to the risk factors set forth in the Fiscal 2018 Form 10-K.
Risks related to the Merger
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
The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger and restricts us, without the consent of Franchise Group, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition, operating results and cash flows.
The consummation of the Merger is subject to a number of conditions and if these conditions are not satisfied the Merger may not be consummated.
Pursuant to the Merger Agreement, consummation of the Merger is subject to a number of conditions that must be satisfied prior to the consummation of the Merger and that may not occur, even if we obtain stockholder approval. The closing conditions under the Merger Agreement include, among others, the adoption of the Merger Agreement by holders of a majority of our outstanding common stock.

The obligation to consummate the Merger is also subject to the accuracy of representations and warranties, and the satisfaction of performance of obligations, in each case as set forth in the Merger Agreement, subject to specified materiality exceptions. The obligation of Franchise Group to close is also subject to the absence of any material adverse effect having occurred at the Company. As a result of the above-mentioned conditions and the other conditions described in the Merger Agreement, there can be no assurance that the Merger will be consummated, even if stockholder approval of the Merger is obtained.
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
If the Merger is not completed, the price of our shares of common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under certain circumstances specified in the Merger Agreement, we may be required to pay a termination fee to Franchise Group in the event that the Merger is not consummated. Also, in connection with the Merger, we may incur substantial transaction fees and costs.
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
We are the target of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements, and several such lawsuits have been filed against the Company. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management's time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial condition, operating results and cash flows. For additional information, please see “Item 1. Legal Proceedings” above.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of shares of common stock during the quarter ended September 28, 2019:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
June 30, 2019 through July 27, 2019	—	$—	—	$70,000
July 28, 2019 through August 24, 2019	2,234	$5.85	—	$70,000
August 25, 2019 through September 28, 2019	695	$6.47	—	$70,000
Totals	2,929		—

(1)	Shares withheld to cover required tax payments on behalf of employees as their equity awards vest.

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

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
Exhibit
No.                        Description

2.1
Agreement and Plan of Merger, dated as of August 7, 2019, by and among Vitamin Shoppe, Inc., Liberty Tax, Inc., and Valor Acquisition, LLC (Incorporated by reference to Exhibit 2.1 in our Current Report on Form 8-K filed on August 7, 2019 (File No. 001-34507))

3.1	Amended and Restated Certificate of Incorporation of Vitamin Shoppe, Inc. (Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K filed on June 10, 2016 (File No. 001-34507))

3.2	Fifth Amended and Restated By-laws of Vitamin Shoppe Inc. (Incorporated by reference to Exhibit 3.2 in our Annual Report on Form 10-K filed on February 26, 2019 (File No. 001-34507))

10.1
Voting Agreement, dated as of August 7, 2019, by and among Vitamin Shoppe, Inc. and each person identified on Schedule A thereto (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed on August 7, 2019 (File No. 001-34507))

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

101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 28, 2019, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2019.

VITAMIN SHOPPE, INC.

By:	/s/ Charles D. Knight
Charles D. Knight
EVP and Chief Financial Officer